Form 10-Q
period 1998-06-30
CFS BANCORP INC
filed 1998-08-14
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    FORM 10-Q
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       June 30, 1998
                                                -----------------------------

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_____________to______________


                         Commission file number: 0-24611

                                CFS Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

            Delaware                                            33-2042093
 ( State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                     707 Ridge Road, Munster, Indiana 46321
                    (Address of principal executive offices)

                                 (219) 836-5500
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  [X]          NO  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         The Registrant had 22,394,413 shares of Common Stock issued and outstanding as of August 7, 1998

                                CFS BANCORP, INC.

                                      INDEX

                                                                                                Page No.
                                                                                                --------
PART I            FINANCIAL INFORMATION

         Item 1.           Financial Statements (unaudited)                                        3

                           Consolidated Statements of Condition at June 30, 1998
                           and December 31, 1997                                                   3

                           Consolidated Statements of Income - For the Three
                           and Six-Month Periods Ended June 30, 1998                               4

                           Consolidated Statements of Changes in Equity for the
                           year Ended December 31, 1997 and the Six-Months Ended
                           June 30, 1998                                                           5

                           Consolidated Statements of Cash Flows - For the Six-Months
                           Ended June 30, 1998 and 1997                                            6

                           Notes to Financial Statements                                           7

         Item 2.           Management's Discussion and Analysis                                    8

         Item 3.           Quantitative and Qualitative Disclosures About
                           Market Risk                                                            12

PART II           OTHER INFORMATION

         Item 1:           Legal Proceedings                                                      13

         Item 2:           Changes in Securities and Use of Proceeds                              13

         Item 3:           Defaults upon Senior Securities                                        13

         Item 4:           Submission of Matters to a Vote of Security Holders                    13

         Item 5:           Other Information                                                      13

         Item 6:           Exhibits and Reports on Form 8-K                                       13

                        Citizens Financial Services, FSB

                      Consolidated Statements of Condition
                                 (In Thousands)


                                                                            June 30, 1998              December 31, 1997
                                                                     ------------------------          -----------------

Assets
   Cash......................................................         $             9,468                $       8,290
   Interest-bearing deposits.................................                      72,328                        3,370
   Federal funds sold........................................                      78,000                        1,000
                                                                            -------------                  -----------
       Cash and cash equivalents.............................                     159,796                       12,660

   Investment securities available-for-sale..................                      23,946                       24,714
Investment securities held-to-maturity (fair
       value; 1998 - $513,167; 1997 - $385,618)..............                     509,348                      381,752
   Loans receivable..........................................                     379,547                      301,934
Investment in Federal Home Loan Bank stock
       - at cost.............................................                       3,234                        2,836
   Office properties and equipment...........................                      11,898                       11,398
   Accrued interest receivable...............................                       7,688                        6,009
   Real estate held for development and sale.................                          --                        1,071
   Real estate owned.........................................                         457                        1,160
   Other assets..............................................                       2,191                        2,516
                                                                              -----------                    ---------
       Total assets..........................................                  $1,098,105                     $746,050
                                                                                ---------                      -------
                                                                                ---------                      -------

Liabilities and Equity
Liabilities:
   Deposits..................................................                $    710,655                     $669,417
   Borrowed money............................................                     105,326                           --
Advance payments by borrowers for taxes and
       insurance.............................................                       3,453                        2,290
   Subscription proceeds.....................................                     204,701                           --
   Other liabilities.........................................                       5,325                        8,654
                                                                           --------------                  -----------
       Total liabilities.....................................                   1,029,460                      680,361
                                                                              -----------                    ---------

Equity:
   Retained income, substantially restricted.................                      67,751                       65,296
Unrealized appreciation on investment
       securities available-for-sale, net of taxes...........                         894                          393
                                                                          ---------------                 ------------
       Total equity                                                                68,645                       65,689
                                                                            -------------                   ----------
          Total liabilities and equity.......................                  $1,098,105                     $746,050
                                                                                ---------                      -------
                                                                                ---------                      -------

See accompanying notes

                        Citizens Financial Services, FSB

                        Consolidated Statements of Income
                                 (In Thousands)



                                                            For the Three Months Ended                For the Six Months Ended
                                                                     June 30,                                 June 30,
                                                      --------------------------------------   -------------------------------
                                                               1998                1997               1998              1997
                                                      ------------------   ----------------    ---------------   -------------

Interest income:
   Loans.............................................         $7,309              $6,520             $13,921           $12,896
   Mortgage-related securities.......................          3,368               4,031               6,848             8,469
   Other investment securities.......................          5,106               2,437               9,080             3,678
   Other.............................................            468                 149                 657               508
                                                            --------            --------          ----------         ---------
     Total interest income...........................         16,251              13,137              30,506            25,551
Interest expense:
      Deposits.......................................          8,849               8,018              17,289            15,238
      Borrowings.....................................          1,303                  --               1,429                --
                                                             -------          ----------           ---------         ---------
     Net interest income.............................          6,099               5,119              11,788            10,313
Provision for losses on loans........................             30                  15                  60                30
                                                           ---------           ---------         -----------         ---------
     Net interest income after provision for losses
        on loans.....................................          6,069               5,104              11,728            10,283

Noninterest income:
   Loan fees.........................................             35                  22                  88                68
   Insurance commissions.............................            178                 142                 329               268
   Investment commissions............................            226                  87                 390               181
   Loss on real estate held for development
     and sale........................................             --               (128)                  --             (254)
   Net gain on sale of investment securities.........             --                 115                  --               115
   Other income......................................            327                 203                 590               366
                                                            --------            --------          ----------         ---------
     Total noninterest income........................            766                 441               1,397               744

Noninterest expense:
   Compensation and employee benefits................          3,107               2,384               5,780             4,715
   Net occupancy expense.............................            315                 255                 662               524
   Furniture and equipment expense...................            356                 326                 716               622
   Federal insurance premiums........................            104                  93                 209               185
   Data processing...................................            138                 124                 318               239
   Marketing.........................................            149                 195                 244               344
   Other general and administrative
     expenses........................................            565                 440               1,223               947
                                                            --------            --------           ---------         ---------
     Total noninterest expense.......................          4,734               3,817               9,152             7,576
                                                             -------             -------           ---------         ---------
Income before income taxes...........................          2,101               1,728               3,973             3,451
Income tax expense...................................            834                 721               1,518             1,366
                                                            --------            --------           ---------         ---------
Net income...........................................         $1,267              $1,007            $  2,455          $  2,085
                                                               -----               -----             -------            ------
                                                               -----               -----             -------            ------

See accompanying notes

                        Citizens Financial Services, FSB

                  Consolidated Statements of Changes in Equity
                                 (In Thousands)


                                                                                       Unrealized
                                                                                     Appreciation on
                                                           Retained                 Available-for-Sale
                                                            Income                 Securities, Net of Tax    Total Equity
                                                          ----------               ----------------------   --------------


Balance at January 1, 1997...................               $63,520                          $210               $63,730
Net income for 1997..........................                 1,776                            --                 1,776
Change in unrealized appreciation
   on available-for-sale securities,
   net of tax................................                    --                           183                   183
                                                            -------                         -----               -------
Balance at December 31, 1997.................                65,296                           393                65,689
                                                            -------                         -----               -------
Net income for six months ended
   June 30, 1998.............................                 2,455                            --                 2,455
Change in unrealized appreciation
   on available-for-sale securities,
   net of tax................................                    --                           501                   501
                                                            -------                         -----               -------
Balance at June 30, 1998.....................               $67,751                          $894               $68,645
                                                             ------                          ----                ------
                                                             ------                          ----                ------


See accompanying notes

                        Citizens Financial Services, FSB

                      Consolidated Statements of Cash Flows
                                 (In Thousands)



                                                                                 For the Six Months Ended June 30,
                                                                             ----------------------------------------
                                                                                         1998               1997
                                                                             --------------------      --------------

Operating activities
   Net income...............................................................             $2,455             $2,085
   Adjustments to reconcile net income to net cash provided by operating activities:
     Provision for losses on loans..........................................                 60                 30
     Depreciation expense...................................................                610                490
     Deferred income taxes..................................................               (268)               218
     Net gain on sale of available-for-sale investment securities...........                 --               (115)
     Amortization of deferred loan fees.....................................               (317)              (211)
     Increase in interest receivable........................................             (1,679)            (1,683)
     Increase in interest payable...........................................              1,339              1,147
     Loss on real estate held for development ands sale.....................                 --                254
     Proceeds from sale of real estate held for development
        and sale............................................................                785              1,813
     Construction costs of real estate held for development
        and sale............................................................                  -               (690)
     Decrease in other assets...............................................                611                 519
     Increase (Decrease) in other liabilities...............................             (4,411)            (3,991)
                                                                                    -----------        ------------
             Net cash (used) by operating activities........................               (815)               (24)

Investing activities Available-for-sale investments:
     Purchases..............................................................                 --                 --
     Repayments.............................................................              1,568                806
     Sales..................................................................                 --             10,908
   Held-to-maturity investments:
     Purchases..............................................................           (320,802)          (140,984)
     Repayments and maturities..............................................            193,206             56,858
   Purchase of FHLB stock...................................................               (398)                --
   Loan originations and principal payments on loans........................            (77,382)           (20,388)
   Sale of real estate owned................................................                815                131
   Construction costs on real estate owned..................................                (86)                --
   Purchases or properties and equipment....................................             (1,339)            (1,644)
   Disposal of properties and equipment.....................................                229                 21
                                                                                    ------------       ------------
        Net cash (used in) provided by investing activities.................           (204,189)           (94,292)

Financing activities
   Net (decrease) increase in NOW, passbook and money market
     accounts...............................................................             36,927             (1,318)
   Net increase in certificates of deposit..................................              4,023             80,028
   Increase (decrease) in advance payments by borrowers for
     taxes and insurance....................................................              1,163                157
     Receipt of Subscription proceeds.......................................            204,701                 --
     Receipt of borrowed funds..............................................            105,326                 --
                                                                                        -------             ------
       Net cash provided by financing activities............................            352,140             78,867
                                                                                        -------             ------
   (Decrease) increase in cash and cash equivalents.........................            147,136            (15,449)
   Cash and cash equivalents at beginning of period.........................             12,660             38,517
                                                                                    ------------       ------------
   Cash and cash equivalents at end of period...............................           $159,796            $23,068
                                                                                        -------             ------
                                                                                        -------             ------

See accompanying notes

                        CITIZENS FINANCIAL SERVICES, FSB
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Summary of Significant Accounting Policies

                  Mutual to Stock Conversion. On July 24, 1998, CFS Bancorp, Inc. (the "Company") completed the mutual-to-stock conversion (the "Conversion") of Citizens Financial Services, FSB ("Citizens Financial" or the "Bank"), and the sale of 17,853,750 shares of Company common stock, par value $0.01 per share ("Company Common Stock") at $10.00 per share to total gross proceeds of $178.5 million. As an integral part of the Conversion and in furtherance of Citizens Financial's commitment to the communities that it serves, Citizens Financial and the Company have established a charitable foundation known as The Citizens Savings Foundation (the "Foundation") and have contributed 300,000 shares to the Foundation. The Foundation will provide funding to support charitable causes and community development activities which will complement Citizens Financial's existing community activities. In addition, the Company established an ESOP for the employees of the Company and the Bank which became effective with the completion of the Conversion. The Company will account for the ESOP in accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans."

                  Acquisition. On July 24, 1998, immediately subsequent to the Conversion, the Company consummated the previously announced merger ("Merger") of SuburbFed Financial Corp. ("SFC") with and into the Company. Upon consummation of the Merger, each former stockholder of SFC became entitled to receive 3.6 shares of Company Common Stock for each former share of common stock of SFC, par value $0.01 per share ("SFC Common Stock"). Each outstanding option to purchase SFC Common Stock was converted into an option to purchase
         3.6 shares of the Company Common Stock. Up to 5,507,424 shares of Company Common Stock will be issued upon exchange for former shares of SFC Common Stock and options to acquire SFC Common Stock. Prior to the date of the Merger, SFC was a savings and loan holding company for Suburban Federal Savings, a Federal Savings Bank which was principally engaged in the business of attracting deposits from the general public and using such deposits, together with funds generated from operations and borrowings, primarily to originate one- to four-family residential loans in Illinois. As of March 31, 1998, SFC had total assets of $446.5 million, total deposits of $321.0 million and stockholders' equity of $30.0 million.

                  Additional information regarding the Merger is included in the Company's Registration Statement on Form S-1 filed on March 31, 1998, as amended.

2.       Loan Portfolio

                  The Bank's Loan Portfolio consisted of the following at the dates indicated:

                          LOAN PORTFOLIO COMPOSITION

                                                      June 30, 1998                  December 31, 1997
                                                ------------------------         ------------------------
                                                              Percent of                       Percent of
                                                 Amount            Total           Amount           Total
                                                -------       ----------          -------      ----------
Mortgage loans:
   Single-family residential                    $300,323           76.35%         $241,910          76.85%
   Multi-family residential                       18,345            4.66            16,064           5.10
   Commercial real estate                         22,635            5.75            14,594           4.64
   Construction and land development              33,048            8.40            30,025           9.54
   Home equity                                     8,163            2.08             7,118           2.26
                                                --------          ------          --------         ------
     Total mortgage loans                        382,514           97.24           309,711          98.39
   Other loans                                    10,849            2.76             5,083           1.61
                                                --------          ------          --------         ------
     Total loans receivable                      393,363          100.00%          314,794         100.00%

Less:
   Undisbursed portion of loan proceeds            9,322                             8,177
   Allowance for losses on loans                   3,117                             3,094
   Deferred loan fees                              1,377                             1,589
                                                --------                          --------
     Loans receivable, net                      $379,547                          $301,934
                                                --------                          --------
                                                --------                          --------

3.       Investment Securities

                  The amortized cost of investment securities and their fair values are as follows:

                                                              Available-for-Sale at June 30, 1998
                                               ------------------------------------------------------------------
                                                                     Gross            Gross
                                                Amortized          Unrealized       Unrealized           Fair
                                                   Cost               Gain            Losses             Value
                                               ------------        ----------        --------        ------------
Mortgage-backed securities                     $     22,464        $    1,482        $      -        $     23,946
                                               ------------        ----------        --------        ------------
                                               ------------        ----------        --------        ------------

                                                                Held-to-Maturity at June 30, 1998
                                               ------------------------------------------------------------------
                                                                     Gross            Gross
                                                Amortized          Unrealized       Unrealized           Fair
                                                   Cost               Gain            Losses             Value
                                               ------------        ----------        --------        ------------
Government agency securities                   $    272,727        $    1,162        $    100        $    273,789
Corporate bonds                                      93,112                59               -              93,171
Mortgage-backed securities                           27,860               667               -              28,527
Real estate mortgage investment
  conduits                                          115,649             2,198             167             117,680
                                               ------------        ----------        --------        ------------
                                               $    509,348        $    4,086        $    267        $    513,167
                                               ------------        ----------        --------        ------------
                                               ------------        ----------        --------        ------------

                                                            Available-for-Sale at December 31, 1997
                                               ------------------------------------------------------------------
                                                                     Gross            Gross
                                                Amortized          Unrealized       Unrealized           Fair
                                                   Cost               Gain            Losses             Value
                                               ------------        ----------        --------        ------------
Mortgage-backed securities                     $ 24,030,756        $  711,974        $ 28,974        $ 24,713,756
                                               ------------        ----------        --------        ------------
                                               ------------        ----------        --------        ------------

                                                             Held-to-Maturity at December 31, 1997
                                               ------------------------------------------------------------------
                                                                     Gross            Gross
                                                Amortized          Unrealized       Unrealized           Fair
                                                   Cost               Gain            Losses             Value
                                               ------------        ----------        --------        ------------
Callable agency securities and
  corporate bonds                              $170,203,937        $1,180,107        $ 13,835        $171,370,209
Zero coupon agency securities                    32,038,393            26,145         129,538          31,935,000
Mortgage-backed securities                       34,974,592           104,929          54,236          35,025,285
Real estate mortgage investment
  conduits                                      144,534,813         2,995,470         242,734         147,287,549
                                               ------------        ----------        --------        ------------
                                               $381,751,735        $4,306,651        $440,343        $385,618,043
                                               ------------        ----------        --------        ------------
                                               ------------        ----------        --------        ------------

4.       New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAB) No. 133 "Accounting for Derivative Instruments and Hedging Activities". The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The statement established acocunting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

         In management's opinion SFAS No. 133 when adopted will not have a material effect on the Company's financial statements since at this time the Company owns no derivative instruments affected by this statement.

5.       Earnings Per Share

         Earnings per share for the three and six months ended June 30, 1998 is not applicable, as the Bank's conversion from mutual-to-stock form and reorganization into a holding company format was not completed as of June 30, 1998.

6.       Basis of Financial Statement Presentation

         The Company was incorporated under Delaware law in March, 1998 by Citizens Financial in connection with the conversion of the Bank from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. Upon consummation of the Conversion on July 24, 1998, the Company became the holding company for the Bank.

         For purposes of this Form 10-Q, the financial statements of the Company have been omitted because the Company, as of June 30, 1998, had not yet issued any stock, had no assets and no liabilities and had not yet conducted any business other than of an organizational nature. Alternatively, the unaudited consolidated financial statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations presented herein are for the Bank, which became the subsidiary of the Company upon consummation of the Conversion. No pro forma effect has been given to the sale of the Company's Common Stock in the Conversion or for the Merger.

         The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 1997 contained in the Company's Prospectus dated May 14, 1998. The results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. In particular, it is noted that during the remainder of 1998, the Company will be recording substantial charges resulting from the Conversion and the Merger as previously described in the Company's registration statement on Form S-1, filed on March 26, 1998, as amended. During the third quarter of 1998 the Company will record a $3,000,000 contribution expense in conjunction with the forming of the Foundation and will record estimated non-recurring charges net of tax of approximately $4,000,000 in connection with the Merger of SFC.

         This Form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, the words, "anticipate," "believe," "estimate," "expect," "intent," "should" and similar expressions, or the negative thereof, as they relate to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Item 2.  Management's Discussion and Analysis

Changes in Financial Condition

         General. Total assets of Citizens Financial increased by $35.2 million or 47.2% to $1,098.1 million at June 30, 1998 compared to $746.1 million at December 31, 1997. This increase is reflected primarily as an increase of $147.1 million in cash and cash equivalents, an increase of $127.6 million in investment securities, and an increase of $77.6 million in loans receivable. The increases in assets were funded by increases of $41.2 million in savings, $105.3 million in borrowed money and $204.7 million of stock subscription proceeds.

         Cash and cash equivalents. Cash and cash equivalents amounted to $159.8 million and $12.7 million at June 30, 1998 and December 31, 1997, respectively. The substantial increase in cash and cash equivalents during the first six months of 1998 was due primarily to the receipt of subscription funds in the Company's initial public offering and the deposit thereof in interest-bearing deposit of accounts and federal funds.

         Investment securities. At June 30, 1998, Citizens Financial had $23.9 million in investment securities available for sale and $509.3 million in investment securities held to maturity or an aggregate of $533.2 million in investment securities, compared to $24.7 million in investment securities available for sale and $381.8 million held to maturity or an aggregate of $406.5 million in investment securities at December 31, 1997. This increase in investment securities of $126.7 million or 31.2% was primarily related to the purchase of additional amounts of mortgage-backed securities and callable agency securities during the first six months of 1998. At June 30, 1998 Citizens Financial had an unrealized gain, net of taxes on investment securities available for sale of $894,000.

         Loans Receivable. The net loan portfolio of Citizens Financial increased from $301.9 million at December 31, 1997 to $379.0 million at June 30, 1998. The increase in the Bank's net loan portfolio during 1997 was due to the Bank's efforts to increase its new loan originations as well as general economic conditions which have facilitated the current residential mortgage loan refinancing boom (which management attributes in large part to the relatively low market rates of interest for mortgage loans in recent periods).

         Real Estate. At December 31, 1997, Citizens had $1.2 million of real estate owned and $1.1 million of real estate held for development and sale. Both real estate owned and real estate held for development and sale consist almost entirely of Citizens Financial's remaining interest in a planned 148 unit residential townhome development in Munster, Indiana which was being developed by a Bank subsidiary. The Bank began its involvement in the development in 1993 when a Bank subsidiary and a local developer formed a limited liability company and agreed to purchase land in eight phases from a regional real estate company and develop and build 148 upscale townhome units in 42 buildings. Construction commenced during 1994, and, as of December 31, 1997, construction had been completed on 67 units (58 of which had been sold and an additional six of which were under contract for sale). As of the end of 1997, 25 lots had been purchased (out of an anticipated total of 42 lots for the entire planned development), six of which lots were vacant. Given a lack of sufficient demand, sale prices on homes in the development were reduced in 1996 and again in 1997 which reductions, together with cost overruns, led to significant losses in 1996 and 1997. As a result, during 1997, the developer's minor equity interest in the limited liability company was extinguished, the Bank's subsidiary became the sole owner of the limited liability company, and, in late 1997, notice was given that the planned purchases of the final 17 lots, which were to be developed in the final three phases, would not be consummated. At December 31, 1997, the $1.1 million of real estate held for development and sale consisted of six completed townhome units on which the Bank had existing contracts of sale, while $920,000 of Citizens Financial's real estate owned at such date was the carrying value of three unsold townhouse units and six vacant lots.

         As of June 30, 1998, sales of all properties previously included in real estate held for development and sale at December 31, 1997 have closed, while one property related to the development with a balance of $201,000 remained in real estate owned. This last property was sold and closed in July 1998.

         Equity. Total equity of Citizens Financial amounted to $68.6 million or 6.25% of assets at June 30, 1998 compared to $65.7 million or 8.8% of total assets at December 31, 1997. Total equity of Citizens Financial included $894,000 and $393,000 of unrealized gain, net of taxes on investment securities available for sale at June 30, 1998 and December 31, 1997, respectively. The increase in retained income from December 31, 1997 to June 30, 1998 reflects the income for the six month period of $2.5 million.

Results of Operations

         General - Net income for the three months and six month periods ended June 30, 1998 was $1.3 million and $2.5 million, respectively. This compares to net income of $1.0 million and $2.1 million for the same respective periods of the prior year.

         Net Interest Income - Net interest income increased during the three and six months ended June 30, 1998 compared to the prior respective periods. Net interest spreads decreased during each of the periods in 1998 while balances increased significantly.

         Interest Income - Interest income increased $3.1 million and $5.0 million for the three and six months ended June 30, 1998. These increases resulted primarily from increases in balances of loans and investments.

         Interest Expense - Interest expense on deposits increased $.8 million and $2.0 million, respectively, for the three and six month periods ended June 30, 1998. This was a result, in part of a program initiated in early 1997 to increase the Bank's savings base by agressively pricing its deposit products compared to competitors in the Bank's market area. During 1998, management has continued to be competitive with interest rates paid on deposits, but has not been pricing its certificate of deposit products as agressively as it had during 1997. Also, savings balances increased during the three months ended June 30, 1998 due to customers increasing their deposits in anticipation of the Company's stock subscription offering.

         Beginning in March of 1998 the Company began a program of investing the anticipated Conversion proceeds by periodically arranging short term borrowings and investing the proceeds. These borrowings had an average rate of 5.59% during the six-months ended June 30, 1998 and will be repaid by September 30, 1998.

         Noninterest Income - Noninterest income increased $.3 million and $.7 million, respectively, for the three and six months ended June 30, 1998 as compared to the same periods in 1997. This is due to an increase in the volume of lending resulting in increased loan fees, increased commission levels in both the insurance and investment divisions and increases in other income due increases in ATM and checking fee income.

         Reductions occurred in the area of real estate losses and gain on the sale of investments available for sale. All losses on the former real estate development were provided for in 1997 and no investments available for sale were sold in 1998.

         Noninterest Expense - Noninterest expense increased $.9 million and $1.6 million, respectively, for the three and six months ended June 30, 1998 compared to the same periods in the prior year. Compensation expense increased due to general increases in salary levels and employees at the Bank, including the insurance and investment divisions. Office occupancy and furniture and fixture expense increases are a result of managements efforts to update all equipment and facilities. Data processing and federal insurance premiums increased due to general increased levels of numbers of accounts and account balances, respectively. Other general and administrative expenses increased primarily due to an increase in ATM charges and the level of contributions. Marketing expense decreased to managements's efforts to utilize a more targeted approach to marketing.

         The provisions for income taxes for the three and six month periods ended June 30, 1998 increased from the comparable 1997 periods due to a slightly higher level of net earnings.

Liquidity and Commitments

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. In addition, the Bank invests execess funds in federal funds sold and other short-term interest earning assets which provide liquidity to meet lending requirements.

         Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Bank uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage related securities and investment securities. At June 30, 1998 the total approved investment and loan origination commitments outstanding amounted to $83.7 million. At the same date, the unadvanced portion of construction loans amounts to $9.3 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totaled $298.9 million. Investment securities scheduled to mature in one year or less at June 30, 1998 totaled $91.4 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

Capital

         At June 30, 1998, the Bank had regulatory capital which was well in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels are detailed below (dollars in thousands):

                    Required Capital      Actual Capital       Excess Capital
                    ----------------      --------------       --------------
                    Amount   Percent     Amount   Percent     Amount   Percent
                    ------   -------     ------   -------     ------   -------

Tangible capital    $16,449   1.50%      $66,948    6.10%     $50,499   4.60%
Core capital        $43,865   4.00%      $66,948    6.10%     $23,083   2.10%
Risk-based capital  $36,249   8.00%      $70,065   15.46%     $33,816   7.46%

Year 2000 Compliance

         As the year 2000 approaches, significant concerns have been expressed with respect to the ability of existing computer software programs and operating systems to function properly with respect to data containing dates in the year 2000 and thereafter. Many existing application software products were designed to accommodate only a two digit year (e.g., 1998 is reflected as "98"). The Company's and Citizens Financial's, operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 issues. Citizens Financial is reliant on third-party vendors for its data processing needs as well as certain other significant functions and services (e.g., securities safekeeping services, securities pricing data, etc.). Citizens Financial currently is working with its third-party vendors in order to assess their Year 2000 readiness. While no assurance can be given that such third party vendors will be Year 2000 compliant, management believes that such vendors are taking appropriate steps to address the issues on a timely basis. Based on certain preliminary estimates, the Company believes that its expenses related to upgrading its systems and software for Year 2000 issues will not exceed $1.0 million. While the Company currently has no reason to believe that the cost of addressing such issues will materially affect it or Citizens Financial's product, services or ability to compete effectively, no assurance can be made that the Company,

Citizens Financial or the third party vendors on which Citizens Financial relies will become Year 2000 compliant in a successful and timely fashion. Nevertheless, the Company does not believe that the cost of addressing the Year 2000 issues will be a material event or uncertainty that would cause reported financial information not to be necessarily indicative of future operating results or financial conditions, nor does it believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of Citizens Financial's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Citizens Financial" in the Company's prospectus included in the registration statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") on March 26, 1998, as subsequently amended and as declared effective by the Commission by order dated May 14, 1998.

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         Not applicable

Item 2.  Use of Proceeds From Registered Securities

The Company's initial registration statement (No. 333-48689) on Form S-1 was declared effective on May 14, 1998. The Offering commenced on May 14, 1998 and expired on June 18, 1998. Charles Webb & Co., a division of Keefe, Bruyette & Woods, Inc., was the managing underwriter in the offering. The sale in the offering of 17,853,750 shares of the Company's common stock, par value $.01 per share ("Common Stock"), closed on July 24, 1998 for gross proceeds of $178,537,500. Net of offering costs and expenses of $3,300,000, the offering generated net proceeds of $175,237,500. Of such proceeds, $14,283,000 was loaned to the Company's ESOP for the purchase by the ESOP of 1,428,300 shares of Common Stock, $80,477,250 was paid to the bank in exchange for the common stock of the Bank issued in its conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank, and $80,477,250 was invested in interest-bearing deposits as of July 24, 1998. Of the $80,477,250 contributed to the Bank, $53,667,388 was used to fund the repayment of borrowings, and $26,809,862 was invested in federal funds and interest-bearing deposits in other banks.

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) List of Exhibits (filed herewith unless otherwise noted)

 2.2     Agreement and Plan of Merger between Citizens Financial Services,
         FSB and SuburbFed Financial Corp. (without exhibits)*
 3.1     Certificate of Incorporation of CFS Bancorp, Inc.*
 3.2     Bylaws of CFS Bancorp, Inc.*
 4.0     Form of Stock Certificate of CFS Bancorp, Inc.*
10.1 Form of Employment Agreement to be entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
10.2 Form of Employment Agreement to be entered into between CFS Bancorp, Inc., Citizens Financial Services and each of Thomas F. Prisby,
         James W. Prisby and John T. Stephens*
10.3 Form of Employment Agreement to be entered into between CFS Bancorp, Inc, Citizens Financial Services, FSB and each of Daniel P. Ryan, Steven E. Stock and Bryon G. Thoren*
27.0     Financial Data Schedule

-------------
* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

         (b) Not applicable

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            CFS BANCORP, INC.



Date: August 14, 1998       By:   /s/ Thomas F. Prisby
                                  ---------------------------------------------
                                  Thomas F. Prisby, Chairman and
                                   Chief Executive Officer


Date: August 14, 1998       By:   /s/ John T. Stephens
                                  ---------------------------------------------
                                  John T. Stephens, Executive Vice President and
                                   Chief Financial Officer