Form 10-Q
period 1998-09-30
CFS BANCORP INC
filed 1998-11-20
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington , D.C. 20549

                                    FORM 10-Q

(Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from                   to


                         Commission file number: 0-24611

                                CFS Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                    Delaware                                   33-2042093
           (State or other jurisdiction                     (I.R.S. Employer
         of incorporation or organization)                 Identification No.)

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

         YES  [ X]         NO  [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        The Registrant had 22,943,673 shares of Common Stock issued and outstanding as of November 9, 1998.

                                CFS BANCORP, INC.

                                      INDEX


                                                                                     Page No.
                                                                                     --------
PART I         FINANCIAL INFORMATION
   Item 1.        Financial Statements (unaudited)                                       3

                  Consolidated Statements of Condition at September 30, 1998
                  and December 31, 1997                                                  3

                  Consolidated Statements of Operations for the Three
                  and Nine Months Ended September 30, 1998 and 1997                      4

                  Consolidated Statements of Changes in Equity for the
                  Year Ended December 31, 1997 and the Nine Months
                  Ended September 30, 1998                                               5

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended June 30, 1998 and 1997                                           6

                  Notes to Consolidated Financial Statements                             7

   Item 2.        Management's Discussion and Analysis                                  11

   Item 3.        Quantitative and Qualitative Disclosures About
                  Market Risk                                                           16

PART II        OTHER INFORMATION

   Item 1:        Legal Proceedings                                                     16

   Item 2:        Changes in Securities and Use of Proceeds                             16

   Item 3:        Defaults upon Senior Securities                                       16

   Item 4:        Submission of Matters to a Vote of Security Holders                   16

   Item 5:        Other Information                                                     16

   Item 6:        Exhibits and Reports on Form 8-K                                      17


                                CFS BANCORP, INC.

                      Consolidated Statements of Condition
                                 (In Thousands)
                                   (Unaudited)



                                                                           September 30, 1998    December 31, 1997
                                                                           ------------------    -----------------
Assets
    Cash ...............................................................         $    14,586         $    12,556
    Interest-bearing deposits ..........................................              17,484               7,281
    Federal funds sold .................................................              10,000               1,000
                                                                                 -----------         -----------
        Cash and cash equivalents ......................................              42,070              20,837
    Investment securities available-for-sale ...........................              32,040               3,696
    Investment securities held-to-maturity (fair value 1998 - $213,757;
          1997 - $207,302) .............................................             228,705             206,232
    Investment securities held for trade ...............................                --                 1,741
    Mortgage-backed securities available for sale ......................             185,668              62,141
    Mortgage-backed securities held to maturity (fair value 1998 -
          $219,032; 1997 - $259,514) ...................................             214,444             256,670
    Loans receivable ...................................................             707,234             595,556
    Investment in Federal Home Loan Bank stock - at cost ...............               7,026               6,681
    Office properties and equipment ....................................              16,057              16,442
    Accrued interest receivable ........................................              10,679               8,607
    Real estate held for development and sale ..........................                --                 1,071
    Real estate owned ..................................................                 412               1,295
    Other assets .......................................................               1,500               3,533
                                                                                 -----------         -----------
        Total assets ...................................................         $ 1,445,835         $ 1,184,512
                                                                                 -----------         -----------
                                                                                 -----------         -----------


Liabilities:
    Deposits ...........................................................         $   970,155         $   986,073
    Borrowed money .....................................................             192,771              85,044
Advance payments by borrowers for taxes and insurance ..................               8,410               5,343
    Other liabilities ..................................................              16,829              12,856
                                                                                 -----------         -----------
        Total liabilities ..............................................           1,188,165           1,089,316
                                                                                 -----------         -----------

Equity:
    Common stock, $0.01 par value: 23,665,144 shares authorized; shares issued: 22,860,611 at September 30, 1998; shares outstanding:
         22,860,611 at September 30, 1998 ..............................                 229                  14
    Additional paid-in capital .........................................             185,689               8,605
    Treasury stock, at cost: 0 and 379,731 shares at September 30, 1998
         and December 31, 1997, respectively ...........................                --                (1,605)
    Retained income, substantially restricted ..........................              84,874              87,703
    Unrealized appreciation on investment securities available-for-sale,
            net of taxes ...............................................               1,161                 560
    Common stock acquired by ESOP ......................................             (14,283)                (81)
                                                                                 -----------         -----------
        Total equity ...................................................             257,670              95,196
                                                                                 -----------         -----------
           Total liabilities and equity ................................         $ 1,445,835         $ 1,184,512
                                                                                 -----------         -----------
                                                                                 -----------         -----------


See accompanying notes

                                CFS BANCORP, INC.

                      Consolidated Statements of Operations
                                 (In Thousands)
                                   (Unaudited)



                                                              For the Three Months Ended    For the Nine Months Ended
                                                                     September 30,                September 30,
                                                       ---------------------------------------------------------------

                                                              1998             1997          1998           1997
                                                       ---------------------------------------------------------------
Interest income:
    Loans ...........................................   $     13,309    $      9,738   $     38,144    $     32,394
    Mortgage-related securities .....................          5,863           8,099         16,743          21,019
    Other investment securities .....................          6,029           3,464         15,306           7,424
    Other ...........................................            844             347          1,704           1,028
                                                        ------------    ------------   ------------    ------------
       Total interest income ........................         26,045          21,648         71,897          61,865
Interest expense:
    Deposits ........................................         10,225          12,110         34,670          34,489
    Borrowings ......................................          3,794           1,148          7,786           2,910
    Subscription deposits ...........................            701            --              701            --
                                                        ------------    ------------   ------------    ------------
       Total interest expense .......................         14,720          13,258         43,157          37,399
       Net interest income ..........................         11,325           8,390         28,740          24,466
Provision for losses on loans .......................          1,285              60          1,480             180
                                                        ------------    ------------   ------------    ------------
       Net interest income after provision for losses
          on loans ..................................         10,040           8,330         27,260          24,286

Non-interest income:
    Loan fees .......................................            178             100            665             329
    Insurance commissions ...........................            134             306            652             801
    Investment commissions ..........................            242             110            632             328
    Loss on real estate held for development
       and sale .....................................           --              --             --              (254)
    Gain (loss) on sale of loans and securities - net            (46)            244            369             506
    Unrealized gain (loss) on securities held for
       trade,  net ..................................            (66)            165            (21)            312
    Profit (loss) on sale of real estate owned ......           --                 9            (16)              3
    Net Profit on sale of office properties .........            134            --              134            --
    Other income ....................................            323             567          1,729           1,673
                                                        ------------    ------------   ------------    ------------
       Total noninterest income .....................            899           1,501          4,144           3,698

Non-interest expense:
    Compensation and employee benefits ..............          5,483           3,996         14,362          11,523
    Net occupancy expense ...........................            367             250          2,083           1,933
    Furniture and equipment expense .................            831             656          1,547           1,286
    Federal insurance premiums ......................            153             434            461             434
    Data processing .................................            240             232            731             631
    Marketing .......................................            133             151            515             706
    Real estate operations ..........................              3            --                3            --
    Merger related expense ..........................          6,503            --            6,503            --
     Contribution to the Citizens Savings
        Foundation ..................................          3,013            --            3,013            --
    Other general and administrative expenses .......          1,640           1,018          3,799           2,835
                                                        ------------    ------------   ------------    ------------
       Total noninterest expense ....................         18,366           6,737         33,017          19,348
                                                        ------------    ------------   ------------    ------------
Income (loss) before income taxes ...................         (7,427)          3,094         (1,613)          8,636
Provision for (benefit from) income taxes ...........         (2,947)          1,127           (772)          3,235
                                                        ------------    ------------   ------------    ------------
Net income (loss) ...................................   $     (4,480)   $      1,967   $       (841)   $      5,401
                                                        ------------    ------------   ------------    ------------
                                                        ------------    ------------   ------------    ------------

Per Share Data:
    Basic earnings per share ........................   $       0.21              NA             NA              NA
    Diluted earnings per share ......................           0.21              NA             NA              NA
    Cash dividends declared per share ...............           0.08              NA             NA              NA
    Weighted average shares outstanding .............     21,431,475              NA             NA              NA
    Weighted average diluted shares outstanding .....     21,828,746              NA             NA              NA


See accompanying notes

                                CFS BANCORP, INC.

                  Consolidated Statements of Changes in Equity
                                 (In Thousands)
                                   (Unaudited)




                                                                      Additional
                                                                       Paid-in           Retained
                                               Common Stock            Capital           Earnings
                                               ------------            -------           --------
Balance at January 1, 1998 ..............         $      14          $   8,605          $  87,703
Net income (loss) .......................                                                    (841)
Change in unrealized appreciation on
    available-for-sale securities, net of
    tax .................................                                                     --
Proceeds of stock conversion, net .......               226            175,025
Establish The Citizens Savings
 Foundation .............................                 3              2,997
Cancellation of SuburbFed Financial
  Corp. stock ...........................               (14)
Treasury stock purchased for
  employee benefit plan .................                                   37
Contribution to fund ESOP loan ..........
Exercise of stock options ...............                 1                450
Tax benefit related to stock options
  exercised .............................                                  184
To retire SuburbFed Financial Corp. .....
  treasury stock ........................                (1)            (1,609)
Tax benefit related to Bank Incentive
  Plan ..................................                                                      49
Dividends declared:
   First Quarter ........................                                                    (102)
   Second Quarter .......................                                                    (102)
   Third Quarter ........................                                                  (1,833)
                                                  ---------          ---------          ---------
  Balance at September 30, 1998 .........         $     229          $ 185,689          $  84,874
                                                  ---------          ---------          ---------
                                                  ---------          ---------          ---------




                                               Unrealized
                                            Appreciation on
                                           Available-for-Sale
                                           Securities, Net of                               Common Stock
                                                  Tax               Treasury Stock        Acquired by ESOP           Total
                                           -------------------    -------------------    -------------------   ------------------
Balance at January 1, 1998 ..............    $     560                $  (1,605)            $     (81)         $  95,196
Net income (loss) .......................           --                                                              (841)
Change in unrealized appreciation on
    available-for-sale securities, net of
    tax .................................           601                                                              601
Proceeds of stock conversion, net .......                                                     (14,283)           160,968
Establish The Citizens Savings
 Foundation .............................                                                                          3,000
Cancellation of SuburbFed Financial
  Corp. stock ...........................                                                                            (14)
Treasury stock purchased for
  employee benefit plan .................                                    (5)                                      32
Contribution to fund ESOP loan ..........                                                          81                 81
Exercise of stock options ...............                                                                            451
Tax benefit related to stock options
  exercised .............................                                                                            184
To retire SuburbFed Financial Corp. .....
  treasury stock ........................                                  1,610                                      --
Tax benefit related to Bank Incentive
  Plan ..................................                                                                             49
Dividends declared:
   First Quarter ........................                                                                           (102)
   Second Quarter .......................                                                                           (102)
   Third Quarter ........................                                                                         (1,833)
                                             ---------                 ---------             ---------          ---------
  Balance at September 30, 1998 .........    $   1,161                $    --               $ (14,283)         $ 257,670
                                             ---------                 ---------             ---------          ---------
                                             ---------                 ---------             ---------          ---------





See accompanying notes

                                CFS BANCORP, INC.

                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)



                                                                                             For the Nine Months Ended
                                                                                                    September 30,
                                                                                             -------------------------

                                                                                                1998           1997
                                                                                                ----           ----
Operating activities:
    Net income (loss) ......................................................................   $    (841)   $   5,401
    Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Establishment of The Citizens Savings Foundation ....................................       3,000           --
       Provision for losses on loans .......................................................       1,480          180
       Depreciation expense ................................................................       1,495        1,260
       Increase (decrease) in deferred income taxes ........................................      (2,323)       1,118
       Amortization of cost of stock benefit plans .........................................          81           76
       Amortization of deferred income/costs ...............................................         306         (879)
       Increase in interest receivable .....................................................      (2,072)      (1,628)
       Increase in interest payable ........................................................       1,855           66
       Proceeds from sale of loans held for sale ...........................................       8,493        3,262
       Origination of loans held for sale ..................................................      (8,739)      (3,507)
       Net gain on sale of trading securities ..............................................         (53)        (194)
       Unrealized loss (gain) on trading securities ........................................          21         (312)
       Net gain on sale of loans ...........................................................         (71)         (23)
       Net gain on sale of available for sale securities ...................................        (224)        (289)
       Gain on fixed assets ................................................................        (161)          --
       Proceeds from sales of trading account securities ...................................         409        1,006
       Purchase of trading account securities ..............................................        (456)        (745)
       Loss on real estate held for development and sale ...................................        --            254
       Net loss (profit) on sale of real estate owned ......................................          16           (3)
       Proceeds from sale of real estate held for development and sale .....................       1,071        1,813
       Construction costs of real estate held for development and sale .....................        --         (1,103)
       Decrease (increase) in other assets .................................................       2,083       (1,039)
       Increase in other liabilities .......................................................       3,978        3,287
                                                                                               ---------    ---------
             Net cash provided by operating activities .....................................       9,348        8,001
Investing activities:
    Available-for-sale investment securities:
       Purchases ...........................................................................     (27,867)        (352)
       Repayments ..........................................................................        --           --
       Sales ...............................................................................         593        1,193
    Held-to-maturity investment securities:
       Purchases ...........................................................................    (323,949)    (165,665)
       Repayments and maturities ...........................................................     301,476       43,290
    Available for sale mortgage-backed securities:
       Purchases ...........................................................................    (149,119)      (1,969)
       Repayments ..........................................................................      31,658        4,059
       Sales ...............................................................................       4,311       25,037
    Held to maturity mortgage-backed securities:
       Purchases ...........................................................................     (74,040)     (34,657)
       Repayments ..........................................................................     111,266       73,758
    Purchase of FHLB stock .................................................................      (1,045)        (285)
    Redemption of FHLB stock ...............................................................         700         --
    Loan originations and principal payments on loans ......................................    (117,075)     (79,270)
    Sale of real estate owned ..............................................................       1,489          148
    Construction costs on real estate owned ................................................         (86)          --
    Purchases of properties and equipment ..................................................      (2,411)      (2,979)
    Disposal of properties and equipment ...................................................       1,462           30
                                                                                               ---------    ---------
         Net cash used in investing activities .............................................    (242,637)    (137,662)
Financing activities:
    Exercise of stock options ..............................................................         684           32
    Dividends declared on common stock .....................................................      (2,037)        (303)
    Proceeds from issuance of treasury stock ...............................................          32           96
    Net increase (decrease) in NOW, passbook and money market
       accounts ............................................................................      14,027      (13,232)
    Net increase (decrease) in certificates of deposit .....................................     (29,945)     110,347
    Net increase (decrease) in advance payments by borrowers for
       taxes and insurance .................................................................       3,067           (5)
     Receipt of subscription proceeds, net of conversion costs .............................     160,968           --
     Net increase in borrowed funds ........................................................     107,726       20,432
                                                                                               ---------    ---------
        Net cash provided by financing activities ..........................................     254,522      117,367
                                                                                               ---------    ---------
    Increase (decrease)  in cash and cash equivalents ......................................      21,233      (12,294)
    Cash and cash equivalents at beginning of period .......................................      20,837       47,369
                                                                                               ---------    ---------
    Cash and cash equivalents at end of period .............................................   $  42,070    $  35,075
                                                                                               ---------    ---------
                                                                                               ---------    ---------


See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Financial Statement Presentation

        The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 1997 contained in the prospectus of CFS Bancorp, Inc. (the "Company") dated May 14, 1998 (the "Prospectus"). The results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

        Mutual to Stock Conversion. On July 24, 1998, the Company completed the mutual-to-stock conversion (the "Conversion") of Citizens Financial Services, FSB ("Citizens Financial" or the "Bank"), and the concurrent sale in connection therewith of 17,853,750 shares of Company common stock, par value $0.01 per share ("Company Common Stock"), at $10.00 per share resulting in total gross proceeds of $178.5 million. As an integral part of the Conversion and in furtherance of Citizens Financial's commitment to the communities that it serves, Citizens Financial and the Company established a charitable foundation known as The Citizens Savings Foundation (the "Foundation") and contributed 300,000 shares of common stock to the Foundation. The Foundation will provide funding to support charitable causes and community development activities which will complement Citizens Financial's existing community activities. In addition, the Company established an Employee Stock Ownership Plan (the "ESOP") for the employees of the Company and the Bank which became effective with the completion of the Conversion. In accordance with Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans," expense will be recognized based on the fair value of shares scheduled to be released from the ESOP trust.

        Merger. On July 24, 1998, immediately subsequent to the Conversion, the Company consummated the previously announced merger ("Merger") of SuburbFed Financial Corp. ("SFC") with and into the Company. Upon consummation of the Merger, each stockholder of SFC became entitled to receive 3.6 shares of Company Common Stock for each former share of common stock of SFC, par value $0.01 per share ("SFC Common Stock"), owned thereby. Each outstanding option to purchase SFC Common Stock was converted into an option to purchase 3.6 shares of the Company Common Stock with concomitant adjustments to the exercise price. The Company issued 4,627,661 shares of Common Stock upon exchange for former shares of SFC Common Stock. Prior to the date of the Merger, SFC was a savings and loan holding company for Suburban Federal Savings, a Federal Savings Bank ("Suburban Federal") which was principally engaged in the business of attracting deposits from the general public and using such deposits, together with funds generated from operations and borrowings, primarily to originate one- to four-family residential loans in Illinois. Suburban Federal was merged with and into the Bank concurrent with the Merger.

        Previously reported financial statements and other financial disclosures included in this Form 10-Q have been restated to include the Merger, which was accounted for using the pooling of interests method of accounting.

        In connection with the Merger and the Conversion, in the third quarter the Company recorded $10.7 million in one-time charges, consisting of $6.5 million ($4.3 million net of tax) in merger related expenses, $1.2 million ($0.8 million net of tax) in provisions for loan losses incident to conforming SFC's credit policies to the Company's, and $3.0 million ($2.0 million net of tax) for the contribution of shares to the Foundation. The merger related expenses, certain of which are nondeductible for income tax purposes, are comprised of the following components (in thousands):

        Employee severance, retirement program and related costs       $3.4
        Facilities related charges                                      1.3
        Legal, accounting and other professional fees                   1.0
        Data processing                                                  .6
        Other                                                            .2
                                                                     ------
                                                                       $6.5



        Additional information regarding the Merger is included in the Company's Prospectus.

2.  Loan Portfolio

        The Company's loan portfolio consists of the following at the dates indicated:


                                               September 30, 1998                           December 31, 1997
                                   ----------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Mortgage loans:
  Single-family residential                    $571,278                78.79%              $493,133                  80.78%
    Multi-family residential                     32,820                  4.53                29,660                    4.86
    Commercial real estate                       37,715                  5.20                18,093                    2.96
    Construction and land                        46,822                  6.46                40,324                    6.61
      development
    Home equity                                  20,007                  2.76                21,330                   98.70
                                               --------              --------              --------                 -------
      Total mortgage loans                      708,632                97.74%               602,540                  98.70%

Other loans                                      16,416                  2.26                 7,956                    1.30
                                               --------              --------             ---------                 -------
      Total loans receivable                   $725,058               100.00%              $610,496                 100.00%
                                                -------               ------                -------                 ------
Less:
  Undisbursed portion of
    loan proceeds                                12,786                                      11,219
  Allowance for losses on
    loans                                         5,252                                       3,825
  Deferred loan fees                              (214)                                       (114)
                                            ----------                                   ---------
Loans receivable, net                          $707,234                                    $595,566
                                               --------                                    --------
                                               --------                                    --------


3.  Investment Securities

        The amortized cost of investment securities and their fair values are as follows (in thousands):


Available-for-Sale at September 30, 1998:


                                                                                     Gross           Gross
                                                                  Amortized        Unrealized       Unrealized          Fair
                                                                    Cost              Gain            Losses            Value
Callable agency securities                                         $1,000                $6              $            $ 1,006
Trust preferred stocks                                             25,417                 5            630             24,792
Equity securities                                                   6,408               183            349              6,242
                                                                    -----               ---            ---           --------
                                                                  $32,825              $194           $979            $32,040
                                                                  -------              ----           ----            -------
                                                                  -------              ----           ----            -------


Available-for-Sale at December 31, 1997:


                                                                                     Gross           Gross
                                                                  Amortized        Unrealized       Unrealized          Fair
                                                                    Cost              Gain            Losses            Value
Callable agency securities and corporate bonds                     $1,050           $    --            $22            $ 1,028
Equity securities                                                   2,235               443             10              2,668
                                                                    -----               ---             --            -------
                                                                   $3,285            $  443            $32             $3,696
                                                                  -------              ----           ----            -------
                                                                  -------              ----           ----            -------

Held-to-Maturity at September 30, 1998:
                                                                                     Gross           Gross
                                                                  Amortized        Unrealized       Unrealized          Fair
                                                                    Cost              Gain            Losses            Value

Callable agency securities and corporate bonds                   $213,705           $ 3,146           $ 99           $216,752
Indexed amortization notes                                         15,000                 5             --             15,005
                                                                ---------       -----------    -----------          ---------
                                                                 $228,705           $ 3,151           $ 99           $231,757
                                                                  -------              ----           ----            -------
                                                                  -------              ----           ----            -------

Held-to-Maturity at December 31, 1997:
                                                                                     Gross           Gross
                                                                  Amortized        Unrealized       Unrealized          Fair
                                                                    Cost              Gain            Losses            Value

Callable agency securities and corporate bonds                   $174,194            $1,190            $17           $175,367
Zero coupon agency securities                                      32,028                26            129             31,935
                                                                   ------          --------            ---             ------
                                                                 $206,232            $1,216           $146           $207,302
                                                                  -------              ----           ----            -------
                                                                  -------              ----           ----            -------


Investment securities held for trade at December 31, 1997 consisted of equity securities and were transferred to the available-for-sale classification at the effective date of the Merger to conform SFC's investment classification policies to that of the Company. The market value of the equity securities at the date the securities were transferred from trading to available-for-sale was $1.85 million with an unrealized gain of $881,000.

4.  Mortgage-backed Securities

         The amortized cost of mortgage-backed securities and their fair values are as follows: (in thousands)


Available-for-Sale at September 30, 1998:


                                                                                     Gross           Gross
                                                                  Amortized        Unrealized       Unrealized          Fair
                                                                    Cost              Gain            Losses            Value
Participation certificates and collateralized mortgage
  obligations                                                     $107,633           $2,576            $25           $110,184
Real estate mortgage investment conduits                            75,375              429            320             75,484
                                                                    ------            -----            ---            -------
                                                                  $183,008           $3,005           $345           $185,668
                                                                   -------             ----           ----            -------
                                                                   -------             ----           ----            -------

Available-for-Sale at December 31, 1997:


                                                                                     Gross           Gross
                                                                  Amortized        Unrealized       Unrealized          Fair
                                                                    Cost              Gain            Losses            Value
Participation certificates and collateralized
  mortgage obligations                                             $55,554            $ 782           $186           $ 56,150
Real estate mortgage investment conduits                             3,551               16              7              3,560
Adjustable rate mutual fund                                          2,495                              64              2,431
                                                                    ------          -------            ---              -----
                                                                   $61,600            $ 798           $257            $62,141
                                                                  --------          -------          -----           --------
                                                                  --------          -------          -----           --------


Held-to-Maturity at September 30, 1998:
                                                                                     Gross           Gross
                                                                  Amortized        Unrealized       Unrealized          Fair
                                                                    Cost              Gain            Losses            Value

Participation certificates and collateralized
mortgage obligations                                               $93,963          $ 1,795           $ 36          $  95,772
Real estate mortgage investment conduits                           120,481            2,926             97            123,310
                                                                   -------        ---------          -----           --------
                                                                  $214,444          $ 4,721          $ 133           $219,032
                                                                  --------          -------          -----           --------
                                                                  --------          -------          -----           --------
Held-to-Maturity at December 31, 1997:
                                                                                     Gross           Gross
                                                                  Amortized        Unrealized       Unrealized          Fair
                                                                    Cost              Gain            Losses            Value

Participation certificates and collateralized
  mortgage obligations                                            $102,094         $    564           $230           $102,428
Real estate mortgage investment conduits                           154,576            3,019            509            157,086
                                                                   -------            -----            ---            -------
                                                               $   256,670           $3,583           $739           $259,514
                                                                  --------          -------          -----           --------
                                                                  --------          -------          -----           --------



5.      New Accounting Pronouncement

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

        In management's opinion, SFAS No. 133, when adopted, will not have a material effect on the Company's financial statements since at this time the Company owns no derivative instruments affected by this statement.

6.      Earnings Per Share

        Earnings per share for quarters prior to September 30, 1998 is not applicable, as the Bank's conversion from mutual-to-stock form and the holding company formation was not completed until July 24, 1998. Set forth below is information with respect to calculation of basic and diluted earnings per share.

For the three months ended September 30, 1998:


                                                                                     Three Months Ended
                                                                                      September 30,1998
                                                                       ----------------------------------------------
                                                                       (Dollars in thousands, except per share data)
Net loss                                                                                          $(4,480)
Weighted average number of common shares outstanding                                            22,815,141
Average ESOP shares not committed to be released                                               (1,383,666)
Weighted average number of shares outstanding for basic
  earnings per share computation purposes                                                       21,431,475
Dilutive effects of employee stock options                                                         397,271
Weighted average shares and common share equivalents
  outstanding for diluted earning per share purposes                                            21,828,746
Basic earnings per share                                                                           $ 0.209
Diluted earnings per share                                                                         $ 0.205



7.      Comprehensive Income

        On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a complete set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity. The standard permits the statement of changes in stockholders' equity to be used to satisfy its requirements and requires companies to report comparative totals for comprehensive income in interim reports.

        The following table presents the Company's comprehensive income:


                                                                    Three Months Ended                    Nine Months Ended
                                                                       September 30,                        September 30,
                                                       ----------------------------------------------------------------------------

                                                                   1998              1997             1998              1997
                                                        ---------------------------------------------------------------------------
                                                                                   (In Thousands)
Net income (loss)                                               $(4,480)            $1,967            $(841)           $5,401
Net change in unrealized gain or (loss)
  on securities available-for-sale, net                              274             (916)               601              869
                                                                     ---             -----               ---              ---
Comprehensive income                                            $(4,206)            $1,051            $(240)           $6,270
                                                                -------             ------            -----            ------
                                                                -------             ------            -----            ------

8.  Non-Performing Assets

The following table sets forth information with respect to non-performing assets.


                                                       September 30,                       December 31,
                                                           1998                                1997
                                                  -----------------------------   ---------------------------
                                                                     (Dollars in Thousands)
Non-accrual loans:
  Mortgage loans:
            Construction and land development          $     223                            $    792
            Single-family residential                      5,419                               4,794
            Multi-family residential                         584                                 405
            Non-residential                                3,261                                 173
Other loans                                                  120                                 118
                                                         -------                              ------
            Total non-performing loans                     9,607                               6,282
Other real estate owned                                      412                               1,295
                                                        --------                               -----
            Total non-performing assets                  $10,019                              $7,577
                                                        --------                               -----
                                                        --------                               -----
Non-performing assets to total assets                       0.69%                               0.63%
Non-performing loans to total loans                         1.36%                               1.06%


The following table is a summary of changes in the allowance for loan losses for the nine months ended September 30, 1998 and the year ended December 31, 1997:


                                                            Nine Months Ended                     Year Ended
                                                           September 30, 1998                  December 31, 1997
                                                         ----------------------              ---------------------
Balance at January 1                                                $3,825                         $2,426
Provision for loan losses                                            1,480                          1,840
Charge-offs                                                          (176)                          (453)
Recoveries                                                             123                             12
                                                                    ------                         ------
Balance at end of period                                            $5,252                         $3,825
                                                                    ------                         ------
                                                                    ------                         ------
Allowance for loan losses to total
  non-performing loans at end of
  period                                                             54.67%                         60.89%
Allowance for loan losses to total
  loans at end of period                                              0.74%                          0.64%


Item 2.        Management's Discussion And Analysis

Forward Looking Statements

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

Changes in Financial Condition

        At September 30, 1998 the Company's total assets amounted to $1.4 billion as compared to $1.2 billion at December 31, 1997. The increase of $261.3 million or 22.1% was primarily due to increases of $111.7 million and $123.5 million in loans receivable and mortgage-backed securities available for sale, respectively, offset in part by a $42.2 million decrease in mortgage-backed securities held to maturity. Such increases were funded primarily by the proceeds of the Conversion and to a lesser extent borrowings.

        Cash and cash equivalents increased $21.2 million or 101.9% from $20.8 million to $42.1 million during the nine months ended September 30, 1998. During this period investment securities increased $49.0 million or 23.2% from $211.7 million to $260.7 million while aggregate mortgage-backed securities increased $81.3 million or 25.5% from $318.8 million to $400.1 million. Loans receivable increased $111.7 million or 18.7% from $595.6 million to $707.2 million.

        Deposits decreased by $15.9 million or 1.6% from $986.1 million to $970.2 million primarily due to withdrawals from deposit accounts to fund stock purchases in the Conversion.

        Borrowings increased $107.7 million or 126.7% from $85.0 million to $192.8 million. Borrowings increased due to increased loan originations and investment purchases.

        Stockholders' equity increased by $162.5 million or 170.7% from $95.2 million to $257.7 million reflecting the successful completion of the Conversion and Merger on July 24, 1998.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table sets forth, for the periods indicated, information regarding the total dollar amount of interest income of CFS Bancorp, Inc. from interest-earning assets and the resultant average yields, the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate, net interest income, interest rate spread, and net interest margin. Information is based on average monthly balances during the indicated periods.


                                                                             Three months ended September 30,
                                                          --------------------------------------------------------------------------
                                                                        1998                                  1997
                                                          ----------------------------------   -------------------------------------
                                         Yield/Cost       Average                  Average     Average                     Average
Interest-earning assets:                 at 9/30/98       Balance     Interest    Yield/Cost   Balance      Interest      Yield/Cost
------------------------                 ----------       -------     --------    ----------   -------      --------      ----------
                                                                                      (Dollars in Thousands)
Loans receivable                             7.78%        $691,519   $13,309       7.70%        $557,740         $9,738        6.98%
Securities:
  Mortgage-backed                            7.19          342,430     5,863       6.85          363,639          8,099        8.91
  Other                                      7.65          321,814     6,029       7.49          179,856          3,464        7.70
Other interest-earning assets                5.78           56,942       844       5.93           22,091            347        6.28
                                             ----           ------       ---       ----           ------            ---        ----

   Total interest-earning assets             7.54        1,412,705    26,045       7.37        1,123,326         21,648        7.71
                                             ----        ---------    ------       ----        ---------         ------        ----

Non-interest earning assets                                 65,094                                41,648
   Total assets                                         $1,477,799                            $1,164,974
                                                        ----------                            ----------
                                                        ----------                            ----------
Interest-bearing liabilities:
Deposits                                     4.62       $1,021,181   $10,225       4.01         $977,006         12,110        4.96
  Total borrowings                           5.65          226,701     4,495       7.93           74,167          1,148        6.19
                                             ----          -------     -----       ----           ------          -----        ----
                                             ----          -------     -----       ----           ------          -----        ----
  Total interest bearing liabilities         4.82        1,247,882    14,720       4.72        1,051,173         13,258        5.05
                                                                      ------                                     ------
Noninterest-bearing liabilities                             22,903                                17,586
                                                        ----------                            ----------
  Total liabilities                                      1,270,785                             1,068,759
Equity                                                     207,014                                96,215
                                                        ----------                           -----------
  Total liabilities and retained income                 $1,477,799                            $1,164,974
                                                        ----------                            ----------
                                                        ----------                            ----------
Net interest-earning assets                            $   164,823                          $     72,153
                                                        ----------                            ----------
                                                        ----------                            ----------
Net interest-income/interest rate spread                             $11,325       2.66%                         $8,390        2.66%
                                                                     -------       ----                          ------        ----
                                                                     -------       ----                          ------        ----
Net interest margin                                                                3.21%                                       2.99%
                                                                                   ----                                        ----
                                                                                   ----                                        ----
Ratio of average interest-earning assets
to average interest-bearing liabilities                                          113.21%                                     106.86%
                                                                                 ------                                      ------
                                                                                 ------                                      ------



                                                                            Nine months ended September 30,
                                              -------------------------------------------------------------------------------------

                                                                1998                                     1997
                                              -------------------------------------------------------------------------------------
                                              Average Balance                 Average       Average                       Average
Interest-earning assets:                      ---------------   Interest    Yield/Cost      Balance      Interest       Yield/Cost
                                                                --------    ----------      -------      --------       ----------
                                                                                              (Dollars in thousands)
Loans Receivable                                 $652,123       $38,144         7.80%       $528,112      $32,394         8.18%
Securities:
  Mortgage-backed                                 320,707        16,743         6.96         397,688       21,019         7.05
  Other                                           277,866        15,306         7.34         132,316        7,424         7.48
Other interest-earning assets                      36,550         1,704         6.22          24,595        1,028         5.57
                                               ----------        ------                  -----------      -------
  Total interest-earning assets                 1,287,246        71,897         7.45       1,082,711       61,865         7.62
                                                                 ------                                    ------
Non-interest earning assets                        53,445                                     40,759
  Total assets                                 $1,340,691                                 $1,123,470
                                               ----------                                 ----------
                                               ----------                                 ----------
Interest-bearing liabilities:
Deposits                                       $1,010,466       $34,670         4.57        $949,845       34,489         4.84
  Total borrowings                                168,154         8,487         6.73          64,021        2,910         6.06
                                                ---------       -------                     --------      -------
  Total interest-bearing liabilities            1,178,620        43,157         4.88       1,013,866       37,399         4.92
                                                                 ------                                    ------
Noninterest- bearing liabilities                   21,162                                     15,780
                                               ----------                                 ----------
  Total liabilities                             1,199,782                                  1,029,646
Equity                                            140,909                                     93,824
                                              -----------                                 ----------
  Total liabilities and retained income        $1,340,690                                 $1,123,470
                                              -----------                                 ----------
                                              -----------                                 ----------
Net interest-earning assets                    $  108,626                               $     68,845
                                               ----------                               ------------
                                               ----------                               ------------
Net interest-income/interest rate spread                        $28,740         2.56%                     $24,466         2.70%
                                                                -------         ----                      -------         ----
                                                                -------         ----                      -------         ----
Net interest margin                                                             2.98%                                     3.01%
                                                                                ----                                      ----
                                                                                ----                                      ----
Ratio of average interest-earning assets to
average interest-bearing liabilities                                          109.22%                                   106.79%
                                                                              ------                                    ------
                                                                              ------                                    ------

Rate/Volume Analysis

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and changes in rate/volume (changes in rate multiplied by changes in volume).


                                                                                           Three months ending September 30, 1998
                                                               --------------------------------------------------------------------
                                                                                     Increase (decrease) due to
                                                               --------------------------------------------------------------------
                                                                                                                     Total Net
                                                                     Rate          Volume     Rate/Volume      Increase (decrease)
                                                               --------------------------------------------------------------------
                                                                                       (Dollars in thousands)
Interest-earning assets:
Loans receivable                                                     $1,001        $2,329        $241               $3,571
Securities:
  Mortgage-backed                                                    (1,872)         (473)        109               (2,236)
  Other investment securities                                           (95)        2,735         (75)               2,565
Federal funds sold (and other interest earning assets)                  (19)          547         (31)                 497
                                                                   ---------       ------        -----              -------
Total net change in income on interest-earning assets                  (985)        5,138         244                4,397
                                                                   ---------       ------        -----              -------

Interest-bearing liabilities:
  Deposits                                                           (2,328)          548         (105)             (1,885)
  Borrowings                                                            323         2,360          664               3,347
                                                                   ---------       ------        -----              -------
  Total net change in expense on interest-bearing liabilities        (2,005)        2,908          559               1,462
                                                                   ---------       ------        -----              -------
Net change in net interest income                                     $1,020       $2,230        $(315)             $2,935
                                                                   ---------       ------        -----              -------
                                                                   ---------       ------        -----              -------




                                                                                Nine months ending September 30, 1998
                                                               --------------------------------------------------------------------
                                                                                     Increase (decrease) due to
                                                               --------------------------------------------------------------------
                                                                                                                   Total Net
                                                                     Rate          Volume     Rate/Volume      Increase (decrease)
                                                               --------------------------------------------------------------------
Interest-earning assets:
Loans receivable                                                    $(1,505)        $7,608       $(353)             $5,750
Securities:
  Mortgage-backed                                                      (269)        (4,059)         52              (4,276)
  Other investment securities                                          (139)         8,174        (153)              7,882
Federal funds sold (and other interest earning assets)                  120            497          59                 676
                                                                   ---------        ------       ------             ------
Total net change in income on interest-earning assets                (1,793)        12,220        (395)             10,032
                                                                   ---------        ------       ------             ------

Interest-bearing liabilities:
  Deposits:                                                          (1,912)         2,213        (120)                181
  Borrowings                                                            322          4,731         524               5,577
                                                                   ---------        ------       ------             ------
  Total net change in expense on interest-bearing liabilities        (1,590)         6,944         404               5,758
                                                                   ---------        ------       ------             ------
Net change in net interest income                                  $   (203)        $5,276       $(799)             $4,274
                                                                   ---------        ------       ------             ------
                                                                   ---------        ------       ------             ------


Results of Operations

        The Company experienced net losses of $4.5 million and $841,000 for the three and nine months ended September 30, 1998, respectively, as compared to net income of $2.0 million and $5.4 million in the same periods in 1997. Such losses reflect primarily the effect of recognition of one-time charges totaling $6.5 million related to the Merger as well as the $3.0 million contribution of the Foundation. Excluding the contribution to the Foundation, the Company's net income would have been $1.6 million for the nine months ended September 30, 1998.

        Net interest income for the three months ended September 30, 1998 compared to the three months ended September 30, 1997 increased $2.9 million or 35.0% from $8.4 million to $11.3 million. A $4.4 million increase in interest income was partially offset by a $1.5 million increase in interest expense. The Company's net interest margin was 3.21% and 2.98% for the three and nine month periods in 1998 as compared to 2.98% and 3.01% for the same periods in 1997.

        Net interest income for the nine months ended September 30, 1998 compared to the same period in 1997 increased $4.2 million or 17.5% from $24.5 million to $28.7 million. A $10.0 million increase in interest income was partially offset by a $5.8 million increase in interest expense.

        For both the three month and the nine month periods in 1998 the average balance of interest earning assets increased substantially as compared to the 1997 periods, reflecting the deployment of the Conversion proceeds as well as borrowings into various categories of earning assets. Partially offsetting such increases in average balances were declines in the yields earned due to the decline in the general level of market interest rates.

        Average interest-earning assets were $289.4 million greater during the three months ended September 30, 1998 compared to the same period in 1997 while for the nine month periods ended September 30, 1998 and September 30, 1997 the average balance increased of $204.5 million. However, average yields on interest-earning assets decreased 34 basis points for three months ended September 30, 1998 compared to the same period in 1997 and decreased 17 basis points for the nine months ended September 30, 1998 compared to the same period in 1997. Such declines reflected the general decline in market rates which resulted in lower yields on the Company's newly originated loans as well as purchases of investment and mortgage-backed securities.

        The average balance of loans, other securities and other interest-earning assets increased when comparing both the three month and the nine month periods in 1998, while average mortgage-backed securities decreased during both periods compared to the 1997 periods. Loan volume remained strong throughout the first three quarters of 1998 as a result of lower interest rates and Citizens Financial's increased activity in commercial lending. During the first nine months of 1998, $37.9 million of commercial loans were funded. During 1998, repayments have been at higher levels than in 1997 on mortgage-backed securities as a result of the lower interest rates. Other investment securities increased during 1998 as additional callable agency securities were purchased while various securities, including equity securities, were purchased by the Company using the proceeds from the conversion.

        The average balances of interest-bearing liabilities consisting of deposits and borrowings increased during the three month and nine month periods ended September 30, 1998 and 1997, due to growth of the Company's deposits as well as its increased use of borrowings to fund asset growth.

        The provision for loan losses increased from $60,000 for the three months ended September 30, 1997 to $1.3 million for the three months ended September 30, 1998. The provision increased from $180,000 to $1.5 million for the nine months ended September 30, 1998 and 1997, respectively. These increases are a result of conforming SFC's methodology for general valuation allowances to the Company's. This resulted in a $1.2 million increase in the provision, or ($800,000 after taxes).

        Non-interest income declined $602,000 when comparing the three months ended September 30, 1998 to the three months ended September 30, 1997. The major reasons for the decline were a $231,000 decline in the unrealized gain or loss on securities held for trading, a $290,000 decline in the gain on sale of securities and a $172,000 decrease in insurance commissions. Under applicable accounting principles, the Company is required to reflect reductions in the value of securities held for trade as a charge to income. The Company's gain on sale of securities declined due to the reduced volume of sales while the decline in insurance commissions reflected a reduced level of tax deferred annuity sales. The decline in other non-income was partially offset by an increase in ATM fee income, higher levels of loan originations and therefore loan fees and the recognition of a $134,000 gain on the sale of land originally held by Suburban Federal as a potential site for a new main office.

        Non-interest expense increased from $6.7 million to $18.4 million for the three months ended September 30, 1998 compared to the three months ended September 30, 1997. The nine month period ending September 30, 1998 increased from $19.4 million to $33.0 million from $19.3 million for the same period in 1997. The increases of $11.6 million and $13.7 million for the three month and nine month periods, respectively, were primarily due to and aggregate of $6.5 million of merger related expenses and contribution to the Foundation described in Note 1 hereto. The remaining increases are primarily due to general increased levels of transaction related activity.

        The Company experienced tax benefits totaling $2.9 million and $772,000 for the three and nine months ended September 30, 1998, respectively, as compared to provisions of $1.1 million and $3.2 million for the same periods in 1997. The tax benefits reflected the losses incurred in the 1998 periods due to the recognition of the non-recurring merger expenses and the contribution to the Foundation.

Liquidity and Commitments

        The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. In addition, the Company invests excess funds in federal funds sold and other short-term interest earning assets which provide liquidity to meet lending requirements.

        Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage backed and mortgage- related securities and investment securities. At September 30, 1998 the total approved investment and loan origination commitments outstanding amounted to $282.0 million. At the same date, the unadvanced portion of construction loans amounted to $12.0 million. Investment securities scheduled to mature in one year or less at September 30, 1998 totaled $152.9 million while certificates of deposit scheduled to mature in one year or less at such date totaled $402.0 million. Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At September 30, 1998, the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision ("OTS"). The current requirements and the Bank's actual levels are set forth below (dollars in thousands):


                                        Required Capital                          Actual Capital                 Excess Capital
                                     ---------------------------       ----------------------------       -------------------------

                                      Amount            Percent         Amount              Percent        Amount          Percent
                                     --------          ---------       ---------           ---------      --------        ---------
Tangible capital                      $21,222             1.50%        $156,455              11.06%       $135,233            9.56%
Core capital                           56,591             4.00          156,455              11.06          99,864            7.06
Risk - based capital                   45,617             8.00          161,599              28.34         115,982           20.34



Year 2000 Considerations

        In order to be ready for the year 2000 (the "Year 2000 Issue"), the Bank has developed a Year 2000 Plan (the "Plan") which has been presented to the Board of Directors. The Plan was developed using the guidelines outlined in the Federal Financial Institutions Examination Council's ("FFIEC") "The Effect of 2000 on Computer Systems". The Bank assigned responsibility for the Plan to the Year 2000 Committee which reports to the Board of Directors. The Plan recognizes that the Bank's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue. The Bank is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e., securities safekeeping services, securities pricing information, etc.). The Year 2000 Committee is currently working with those third party vendors to assess their Year 2000 readiness. The Committee has completed an inventory and assessment of its mission critical systems; and is now well into the renovation and testing phase of the project. Based upon the initial assessment, management presently believes that with planned modifications to existing software and hardware and planned conversions to new software and hardware, the Bank's third party vendors are taking the appropriate steps to ensure critical systems will function properly. The most significant hurdle the Bank has encountered in verifying and testing all mission critical third parties is the limited ability the Bank has to document or test the preparedness of its telephonic and electrical utility providers.

        The Bank has identified 43 mission critical (without which the Bank cannot operate) and critical (necessary applications but the Bank can function for a moderate amount of time without such applications being Year 2000 compliant) applications operated by third party vendors. The list is reviewed regularly to include new applications or remove applications, as the case may be. Of such mission critical and critical applications, the Bank has been informed that a majority are already Year 2000 compliant. The Bank's data service processor has informed the Bank that it expects to complete testing of its systems (in which testing the Bank has been involved) by December 31, 1998. The Bank will be participate in further testing after the conversion of the recently acquired Suburban Federal offices to the current system in April 1999. The initial phase of testing of the data service processor's updated system was completed in August 1998 with substantially all such systems evidencing Year 2000 compliance. Most of the Bank's vendors of its mission critical and critical applications have provided written assurances that their products and services will be Year 2000 compliant. The Bank currently expects the majority of such modifications and conversions and related testing of such systems to be completed by March 31, 1999. While the Bank has received assurances from such vendors as to compliance, such assurances are not guarantees and may not be enforceable. The Bank's existing older contracts with such vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not Year 2000 compliant, the Bank's recourse may be limited. If the required modifications and conversions are not made, or are not completed on a timely basis, the Year 2000 Issue could have a material impact on the operations of the Bank. There can be no assurance that potential systems interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Bank's business, financial condition, results of operations and business prospects. Nevertheless, the Bank does not believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be necessarily indicative of future operating results or future financial condition.

        The Year 2000 issues also affect certain limited number of the Bank's customers, particularly in the areas of access to funds and additional expenditures to achieve compliance. As of September 30, 1998, the Bank had contacted all of its large or commercial credit customers regarding the customers' awareness of the Year 2000 Issue. While no assurance can be given that its customers will be Year 2000 compliant, management believes that they are addressing the year 2000 issue, or that they are not faced with material year 2000 issues. Only a few of such borrowers use networked computer systems or data centers to conduct their operations. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Bank's exposure in the event that such borrowers do experience problems or delays becoming Year 2000 compliant.

        The Bank has completed its own company-wide Year 2000 contingency plan. Citizens has had a comprehensive business interruption and disaster recovery contingency plan for many years as required by regulators. This plan is currently being updated to reflect the addition of the former Suburban Federal offices. The Bank is working to develop even more specific contingency plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans are designed to provide documented actions to allow the Bank to maintain and/or resume normal operations in the event of the failure of mission critical and critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Bank to continue operations. Such plans may include providing off-line system processing, back-up electrical and telephone systems and other methods to ensure the Bank's ability to continue to operate.

        The OTS has recommended that all financial institutions have their Year 2000 upgrades largely completed by December 31, 1998, allowing one full year for testing to ensure that all systems are working properly. They also recommend the Bank employ the services of independent sources to review the level of preparedness. Management understands the importance of these recommendations and believes the Bank is making reasonable and adequate progress towards meeting them. Management has retained an independent audit firm to review and advise it in the Year 2000 compliance efforts and to make recommendations on where improvement to the project can be made. In addition, Citizens Financial and its primary service bureau are subject to examination by the OTS pursuant to FFIEC Guidelines.

        The costs of modifications to the existing software is being primarily absorbed by the third party vendors. However, the Bank recognizes that the need exists to purchase new hardware and software. Based upon current estimates, the Bank has budgeted up to $1.0 million for total costs, including hardware, software, staffing and other issues, for completing the Year 2000 project. The Bank estimates that approximately $100,000 has been spent so far during 1998. It is believed that testing costs will eventually account for almost half of the time and total costs that will be incurred.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operation of Citizens Financial" in the Company's prospectus dated May 14, 1998. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since December 31, 1997.

Part II.   OTHER INFORMATION

Item 1.  Legal Proceedings

        Not applicable

Item 2.  Use of Proceeds From Registered Securities

        The Company's initial registration statement (No. 333-48689) on Form S-1 was declared effective on May 14, 1998. The Conversion offering commenced on May 14, 1998 and expired on June 18, 1998. Charles Webb & Co., a division of Keefe, Bruyette & Woods, Inc., was the managing underwriter in the offering. The sale in the Conversion offering of 17,853,750 shares of the Company's common stock, par value $.01 per share ("Common Stock"), closed on July 24, 1998 for gross proceeds of $178.5 million. Net of offering costs and expenses of $3.3 million, the offering generated net proceeds of $175.2 million. Of such proceeds, $14.3 million was loaned to the Company's ESOP for the purchase by the ESOP of 1,428,300 shares of Common Stock, $80.5 million was contributed to the Bank in exchange for the common stock of the Bank issued in its conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank, and $80.5 million was invested in interest-bearing deposits as of July 24, 1998. Of the $80,477,250 contributed to the Bank, $53.7 million was used to fund the repayment of borrowings and $26.8 million was invested in federal funds and interest-bearing deposits in other banks.

Item 3.  Defaults Upon Senior Securities

        Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

        Not applicable

Item 5.  Other Information

        Not applicable

Item 6.  Exhibits and Reports on Form 8-K

        (a) List of Exhibits (filed herewith unless otherwise noted)

2.2 Agreement and Plan of Merger between Citizens Financial Services, FSB and SuburbFed Financial Corp. (without exhibits)*
3.1     Certificate of Incorporation of CFS Bancorp, Inc.*
3.2     Bylaws of CFS Bancorp, Inc.*
4.0     Form of Stock Certificate of CFS Bancorp, Inc.*
10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
10.2    Form of Employment Agreement entered into between CFS Bancorp,
        Inc., Citizens Financial Services and each of Thomas F. Prisby,
        James W. Prisby and John T. Stephens*
10.3    Form of Employment Agreement entered into between CFS Bancorp,
        Inc, Citizens Financial Services, FSB and each of Daniel P. Ryan, Steven E. Stock and Bryon G. Thoren*
27.0    Financial Data Schedule

------------

* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

        (b)  Reports on Form 8-K

               (1) Form 8-K filed July 31, 1998 to report under Item 2 thereof completion of merger on July 24, 1998.

               (2) Form 8-K/A., Amendment No. 1 filed October 7, 1998 to file pursuant to Item 7 the financial information required thereby with respect to the merger.

                                   SIGNATURES


        In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                CFS BANCORP, INC.



Date:  November 20, 1998     By:  /s/ Thomas F. Prisby
                                  ----------------------------------------------
                                  Thomas F. Prisby, Chairman and
                                  Chief Executive Officer


Date:  November 20, 1998     By:  /s/ John T. Stephens
                                  ----------------------------------------------
                                  John T. Stephens, Executive Vice President and
                                               Chief Financial Officer