Form 10-K405
period 1998-12-31
CFS BANCORP INC
filed 1999-03-31
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1998

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----  SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-24611

                                CFS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                    33-2042093
------------------------------------------          ---------------------------
      (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                   Identification Number)

             707 Ridge Road
            Munster, Indiana                                 46321
------------------------------------------          ---------------------------
         (Address of Principal                            (Zip Code)
           Executive Offices)

       Registrant's telephone number, including area code: (219) 836-5500

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes X  No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 19, 1999, the aggregate value of the 20,931,162 shares of Common Stock of the Registrant outstanding on such date, which excludes 941,334 shares held by all directors and executive officers of the Registrant as a group, was approximately $217.2 million. This figure is based on the last known trade price of $10.375 per share of the Registrant's Common Stock on March 19, 1999.

Number of shares of Common Stock outstanding as of March 19, 1999: 21,872,496

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on May 4, 1999 are incorporated into Part III.

         When used in this form 10-K or future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with an approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risk of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I.

ITEM 1. BUSINESS

GENERAL

         CFS Bancorp, Inc. (the "Company") was organized in March 1998 at the direction of the Board of Directors of Citizens Financial Services, FSB (the "Bank" or "Citizens Financial") for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the "Conversion"). (Unless the context otherwise requires, reference to the Company includes the Bank and its other subsidiaries) In connection with the Conversion, the Company was approved by the Office of Thrift Supervision (the "OTS") to become a savings and loan holding company and as such is subject to regulation by the OTS. The Company now conducts business as a unitary savings and loan holding company. See "Regulation - Regulation of Savings and Loan Holding Companies."

         Simultaneously with the Conversion, SuburbFed Financial Corp., a Delaware corporation with its principal place of business in Illinois ("SFC"), merged with and into the Company (the "Merger"). In connection with the Merger, each outstanding share of SFC common stock, par value $0.01 per share, was converted into the right to receive 3.6 shares of the Company Common Stock based on the purchase price of $10.00 per share. The Conversion and the Merger were interdependent transactions. The merger was accounted for on a pooling-of-interests basis and, as such, all financial data in this report includes the assets and the liabilities of the Company and SFC and their subsidiaries.

         The Company's assets consist of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the issuance of Company shares to the public (the "Offering") retained by the Company and the Company's loan to the Bank for the employee stock ownership plan (the "ESOP"). The Company has no significant liabilities. The management of the Company and the Bank are substantially identical and the Company neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees will be hired as appropriate to the extent the Company expands or changes its business in the future.

         Management believes that the holding company structure provides the Company and the Bank with additional flexibility to diversify its business activities through existing or newly-formed subsidiaries, or through acquisitions of other entities, including potentially other financial institutions and financial services related companies. Such expansion is subject to regulatory limitations and the Company's financial position. The initial activities of the Company have been funded by the proceeds retained by the Company and earnings thereon, as well as dividends from the Bank.

         The Bank is subject to examination and comprehensive regulation by the OTS, which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (the "FDIC"), administrator of the Savings Association Insurance Fund (the "SAIF"). The Bank is also subject to certain reserve requirements established by the Federal Reserve Board (the "FRB") and is a member of the Federal Home Loan Bank (the "FHLB") of Indianapolis, which is one of the 12 regional banks comprising the FHLB System.

         Citizens Financial is a federally-chartered stock savings bank that was originally organized in 1934. The Bank conducts its business from its executive offices and an insurance and investment center, both in Munster, Indiana, as well as 23 banking centers in Lake, Porter and LaPorte Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois. At December 31, 1998, the Company had $1.5 billion in total assets, $969.8 million in deposits and $260.1 million of stockholders' equity. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities. The Bank's primary lending emphasis has been, and continues to be, loans secured by first liens on single-family (one- to four-units) residential properties located in northwest Indiana and southeastern Cook County, Illinois. The Bank also originates construction and land development loans, multi-family residential real estate loans, commercial real estate loans, home equity loans and other loans.

         Total assets of the Company have increased by $556.8 million, or 60.9%, from December 31, 1994 to December 31, 1998. In recent years, the Bank has implemented policies and procedures designed to increase the Bank's growth in asset size while maintaining the Bank's generally conservative operating strategies. Such efforts have included an increased emphasis in developing and expanding the Bank's insurance agency and securities brokerage activities as well as its Trust Department, which commenced operations in April 1996. In addition, Citizens Financial has created a team of business development officers who actively solicit new loans and other business within the Bank's market area. Citizens Financial plans to continue its efforts to increase its asset base through, among other things, its loan origination efforts. Citizens Financial has no specific plans, arrangements or understandings regarding any expansion or acquisitions at this time, other than the new branch location in Schererville, Indiana.

MARKET AREA AND COMPETITION

         Citizens Financial operates out of its headquarters in Munster, Indiana, which is located in Lake County in northwest Indiana. Citizens Financial also maintains an insurance and investment center in Munster and 23 banking centers in Lake, Porter and LaPorte Counties in northwest Indiana and in Cook, DuPage and Will Counties in Illinois. The respective market areas served by Citizens Financial are part of the Chicago Metropolitan Statistical Area.

         Citizens Financial has historically concentrated its efforts in the markets surrounding its offices. Citizens Financial's market area reflects diverse socioeconomic factors. Traditionally, the market area in northwest Indiana and the suburban areas south of Chicago were dependent on heavy manufacturing. While manufacturing still is an important component of the local economies, service-related industries have become increasingly significant to the region in the last decade. Growth in the local economies can be expected to occur largely as a result of the continued interrelation with Chicago as well as suburban business centers in the area.

         The Bank faces significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers in the United States, and the market for deposit funds is highly competitive. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings associations and mortgage-banking companies. The Bank's most direct competition for deposits has historically come from savings associations, other savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds and from other non-depository financial institutions such as brokerage firms and insurance companies. Competition for banking services may increase as a result of, among other things, the elimination of restrictions on interstate operations of financial institutions.

LENDING ACTIVITIES

         GENERAL. At December 31, 1998, the Company's net loans amounted to $726.1 million or 49.4% of the Company's total assets at such date. The Bank's primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family residences. In addition to loans secured by single-family residential real estate, the Bank's mortgage loan portfolio at December 31, 1998 includes loans secured by multi-family (over four units) residential properties, which amounted to $21.1 million or 2.8% of the loan portfolio, construction and land development loans, which totaled $51.2 million or 6.9% of the loan portfolio, loans secured by commercial real estate, which amounted to $39.0 million or 5.2% of the loan portfolio and home equity loans, which totaled $19.6 million or 2.6% of the loan portfolio In addition to mortgage loans, the Bank originates various other loans which, at December 31, 1998, amounted to $17.5 million, or 2.4% of the loan portfolio.

         The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans and the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the FRB, legislative tax policies and governmental budgetary matters.


  LOAN PORTFOLIO COMPOSITION.  The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                                           December 31,
                                        ----------------------------------------------------------------------------------
                                               1998                           1997                         1996
                                        -----------------------      -------------------------     -----------------------
                                                     Percent of                     Percent of                  Percent of
                                        Amount          Total         Amount           Total       Amount          Total
                                        ------       ----------       ------        ----------     ------       ----------
                                                                       (Dollars in Thousands)
Mortgage loans:
  Single-family residential..........  $596,199         80.08%       $493,133          80.78%     $397,528          78.00%
  Multi-family residential...........    21,050          2.83          29,660           4.86        27,541           5.40
  Commercial real estate.............    38,999          5.24          18,093           2.96        14,792           2.90
  Construction and land
    development:
      Single-family residential......    31,516          4.23          27,744           4.55        25,578           5.02
      Multi-family residential.......        --            --           1,538           0.25         4,540           0.89
      Other..........................    19,645          2.64          11,042           1.81        11,192           2.20
  Home equity........................    19,589          2.63          21,330           3.49        18,827           3.69
                                       --------        ------        --------         ------      --------         ------
    Total mortgage loans.............   726,998         97.65         602,540          98.70       499,998          98.10
Other loans..........................    17,503          2.35           7,956           1.30         9,680           1.90
                                       --------        ------        --------         ------      --------         ------
    Total loans receivable...........   744,501        100.00%        610,496         100.00%      509,678         100.00%
                                                       ======                         ======                       ======
Less:
      Undisbursed portion of loan
         proceeds....................    13,068                        11,219                       15,585
      Allowance for losses on loans..     5,357                         3,825                        2,426
      Net deferred yield adjustments.        (5)                         (114)                         794
                                       --------                      --------                     --------
Loans receivable, net................  $726,081                      $595,566                     $490,873
                                       ========                      ========                     ========



                                                            December 31,
                                        ------------------------------------------------------
                                               1995                           1994
                                        -----------------------      -------------------------
                                                     Percent of                     Percent of
                                        Amount          Total         Amount           Total
                                        ------       ----------       ------        ----------
                                                       (Dollars in Thousands)
Mortgage loans:
  Single-family residential..........  $321,024         78.80%       $293,480          80.93%
  Multi-family residential...........    20,667          5.07          13,634           3.76
  Commercial real estate.............    11,980          2.94          10,503           2.89
  Construction and land
    development:
      Single-family residential......    19,393          4.76          16,633           4.59
      Multi-family residential.......     2,130          0.52           3,150           0.87
      Other..........................     6,954          1.71           6,183           1.70
  Home equity........................    15,577          3.82          11,099           3.06
                                       --------        ------        --------       --------
    Total mortgage loans.............   397,725         97.62         354,682          97.80
Other loans..........................     9,689          2.38           7,964           2.20
                                        -------        ------        --------        -------
    Total loans receivable...........   407,414        100.00%        362,646         100.00%
                                                       ======                         ======
Less:
      Undisbursed portion of loan
         proceeds....................    11,802                        14,362
      Allowance for losses on loans..     2,221                         2,087
      Net deferred yield adjustments.     2,096                         2,846
                                       --------                      --------
Loans receivable, net................  $391,295                      $343,351
                                       ========                      ========


         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Bank's loans at December 31, 1998, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.



                                                          Principal Repayments Contractually Due
                                                             in Year(s) Ended December 31,
                                             ---------------------------------------------------------------------------

                                   Total at
                                 December 31,                                   2002-      2004-     2010-      There-
                                    1998        1999       2000       2001      2003       2009      2015       after
                                 ---------   --------   --------   --------   --------   --------   --------   ---------
                                                                     (In Thousands)

Mortgage loans:
      Single-family residential   $596,199   $ 10,072   $  1,842   $  3,037   $ 18,754   $ 48,144   $ 78,128   $436,222
      Multi-family residential      21,050         --         --        536        386      4,520      8,054      7,554
      Commercial real estate ..     38,999        490        202      4,478      1,380     24,571      4,231      3,647
      Construction and land
         development ..........     51,161     20,788      4,159      3,627        499      1,784      3,175     17,129
      Home equity .............     19,589      2,603      3,398      3,246      6,264      3,610        468         --
Other loans ...................     17,503      7,324      1,523      1,713      1,553      5,390         --         --
                                  --------   --------   --------   --------   --------   --------   --------   --------
         Total(1) .............   $744,501   $ 41,277   $ 11,124   $ 16,637   $ 28,836   $ 88,019   $ 94,056   $464,552
                                  ========   ========   ========   ========   ========   ========   ========   ========

------------------

(1) Of the $703.2 million of loan principal repayments contractually due after December 31, 1999, $311.4 million have fixed rates of interest and $391.8 million have adjustable rates of interest.

         Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         ACTIVITY IN LOANS. The following table shows the activity in the Bank's loans during the periods indicated.



                                                          Year Ended December 31,
                                                   -----------------------------------
                                                       1998        1997         1996
                                                   ---------    ---------    ---------
                                                              (In Thousands)
Total loans held at beginning
           of period ...........................   $ 610,496    $ 509,678    $ 407,413
Originations of loans:
           Mortgage loans:
             Single-family residential .........     240,158      164,857      146,025
             Multi-family residential ..........       3,850        1,511        9,117
             Commercial real estate ............      26,320        3,911        6,499
             Construction and land development:
                Single-family residential ......      37,682       25,026       25,879
                Multi-family residential .......       1,240          128        2,410
                Other ..........................      12,801        4,788        5,780
             Home equity .......................      15,086       15,746       29,926
           Other loans .........................      37,023       16,075       29,013
                                                   ---------    ---------    ---------
                Total originations .............   $ 374,160    $ 232,042    $ 254,649
                                                   ---------    ---------    ---------

Purchases of loans .............................         807           --          300
                                                   ---------    ---------    ---------
                Total originations and purchases     374,967      232,042      254,949
                                                   ---------    ---------    ---------
Loans sold .....................................     (13,732)      (5,001)      (8,488)
Loans securitized into mortgage backed
  securities ...................................      (3,402)          --       (1,597)
Transfers to real estate owned .................      (1,680)      (1,447)        (687)
Charge-offs ....................................        (167)        (451)        (134)
Repayments .....................................    (221,981)    (124,375)    (141,778)
                                                   ---------    ---------    ---------
Net activity in loans ..........................     134,005      100,768      102,265
                                                   ---------    ---------    ---------
Gross loans held at end of period ..............   $ 744,501    $ 610,496    $ 509,678
                                                   =========    =========    =========

         The lending activities of Citizens Financial are subject to underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for mortgage and other loans are taken at all of the Bank's branch offices. In addition, the Bank's business development officers call on individuals in the Bank's market area in order to solicit new loan originations as well as other banking relationships. All loan applications are forwarded to the Bank's executive offices for underwriting and approval. Generally, Citizens Financial requires that a property appraisal be obtained in connection with new mortgage loans. On loan applications of $250,000 or less with a loan-to-value ratio of 60% or less and a strong credit rating exhibited by the borrowers, a property evaluation may be completed by a Bank employee in lieu of a formal appraisal. Citizens Financial requires that title insurance and hazard insurance be maintained on all security properties (except for home equity loans) and that flood insurance be maintained if the property is within a designated flood plain.

         Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Executive Committee of the Citizens Financial Board of Directors meets weekly and reviews all real estate mortgage loans. The full Board of Directors of Citizens Financial is provided with a monthly report of all loans made in the period.

         A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. However, with certain exceptions, Citizens Financial's aggregate loans to one borrower and related entities has been well below the regulatory limits. As of December 31, 1998, Citizens Financial's two largest relationships with one borrower and related entities amounted to $16.8 million and $11.4 million, and all of the Bank's loans included in such relationships were performing in accordance with their terms.

         SINGLE-FAMILY RESIDENTIAL AND HOME EQUITY LOANS. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in northwest Indiana and Dupage, Will and Cook County, Illinois. Historically, the Bank has retained virtually all mortgage loans which it has originated and has not engaged in sales of residential mortgage loans. Beginning July 1, 1998, the Bank instituted a new policy and began selling its newly originated 30 year fixed-rate loans; such sales amounted to $13.7 million in 1998. As of December 31, 1998, $596.2 million, or 80.1%, of the Bank's total loans consisted of single-family residential mortgage loans. Citizens Financial originated $240.2 million, $164.9 million and $146.0 million of single-family residential mortgage loans in 1998, 1997 and 1996, respectively. The Bank anticipates that a significant portion of its future new loan originations will continue to be single-family residential mortgage loans.

         Citizens Financial's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities of 10, 15 or 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other investors in the secondary market for mortgages. At December 31, 1998, $231.4 million, or 38.8%, of the Bank's single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

         The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which are fixed for the initial one, three, five or seven years and thereafter adjusted on an annual basis in accordance with a designated index such as one-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 6% above the initial rate. From time to time, based on prevailing market conditions, the Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the fully indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1998, $364.8 million or 61.2% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         The volume and types of ARMs originated by Citizens Financial are affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. Accordingly, although the Bank anticipates that it will continue to offer single-family ARMs, there can be no assurance that in the future the Bank will be able to originate a sufficient volume of single-family ARMs to increase or maintain the proportion that these loans bear to total loans.

         The Bank's single-family residential mortgage loans generally do not exceed $250,000. In addition, the maximum loan-to-value ("LTV") ratio for the Bank's single-family residential mortgage loans generally is 97% of the appraised value of the security property, provided, however, that private mortgage insurance generally is obtained on the portion of the principal amount that exceeds 80% of the appraised value.

         At December 31, 1998, Citizens Financial's home equity loans amounted to $19.6 million or 2.6% of the Bank's total loans. The preponderance of the Bank's home equity loans are structured as adjustable-rate, fixed-term loans, although the Bank also offers floating rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure its home equity loans. The Bank's home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. At December 31, 1998, Citizens Financial's multi-family residential mortgage loans and commercial real estate loans amounted to $21.1 million and $39.0 million, respectively, or 2.8% and 5.2%, respectively, of the Bank's total loan portfolio.

         The Bank's multi-family residential real estate loans are concentrated in northwest Indiana and Dupage, Will and Cook County, Illinois. The Bank originated $3.9 million of multi-family residential real estate loans in 1998 compared to $1.5 million and $9.1 million in 1997 and 1996, respectively. The Bank generally has not been a substantial originator of multi-family residential real estate loans due to, among other factors, the relatively limited amount of apartment and other multi-family properties in its market area.

         The Bank's commercial real estate loans generally are secured by churches, small office buildings, strip shopping centers and other commercial uses located in the Bank's market area. The Bank's commercial real estate loans seldom exceed $5.0 million and, as of December 31, 1998, the average size of the Bank's commercial real estate loans was $943,000. The Bank originated $26.3 million of commercial real estate loans during the year ended December 31, 1998 compared to $3.9 million and $6.5 million, respectively, of commercial real estate loan originations in 1997 and 1996.

         The Bank's multi-family residential and commercial real estate loans generally are five-year, fixed rate loans with an amortization period of up to 20 years. Citizens Financial also originates adjustable-rate multi-family residential and commercial real estate loans. Generally, fees of between 1.0% and 2.0% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards provide for terms of up to 30 years with amortization of principal over the term of the loan and LTV ratios of not more than 75%. Generally, the Bank obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

         Citizens Financial evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate credit risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 125%. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

         Commercial real estate and multi-family residential lending entails substantially different risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses, or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral as well as the business occupying the property.

         As of December 31, 1998, $516,000, or 2.5%, of Citizens Financial's multi-family residential real estate loans were considered non-performing loans and $2.8 million, or 7.1% of its commercial real estate loans were considered non-performing.

         CONSTRUCTION AND LAND DEVELOPMENT LOANS. The Bank originates primarily residential construction loans to local real estate builders, generally with whom it has an established relationship. The Bank also originates such loans to individuals who have a contract with a builder for the construction of their residence. The Bank's construction and land development loans are secured by property located primarily in the Bank's market area. At December 31, 1998, construction and land development loans amounted to $51.2 million or 6.9% of the Bank's net loan portfolio. At December 31, 1998, the Bank had $13.1 million of undisbursed funds for construction loans in process. Of the Bank's construction and land development loans at December 31, 1998, $30.9 million were construction/permanent loans which loans, by their terms, convert to permanent mortgage loans upon the completion of construction. The Bank originated $51.7 million of construction and land development loans during 1998, compared to $29.9 million and $34.1 million of construction loans in 1997 and 1996, respectively.

         Citizens Financial's construction loans often are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for four to six months, officers of the Bank make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors as construction progresses. Typically, disbursements are made in three draws during the construction period. The Bank's construction loans require payment of interest only during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by independent appraisers approved by the Board of Directors. The Bank's staff, or a third-party contractor retained by Citizens Financial, also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion.

         The Bank originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. Such loans are secured by a lien on the property, are generally limited to 70% of the appraised value of the secured property and are typically made for a period of up to two years. The Bank requires monthly interest payments during the term of the loan. The principal of the loan is reduced as lots are sold and released. All of the Bank's land loans are secured by property located in its market area. In addition, the Bank generally obtains personal guarantees from its borrowers.

         Construction and land development lending generally is considered to involve a higher level of risk as compared to permanent single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on developers and builders. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor.

         As of December 31, 1998, $469,000, or 0.9% of Citizens Financial's construction and land development loans were considered non-performing.

         Citizens Financial has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction and land development lending generally and by limiting its construction and land development lending to primarily residential properties. In addition, the Bank generally limits the geographic area in which it will do business to its existing market and by working with builders with whom it has established relationships. It is also the Bank's policy to obtain personal guarantees from the principals of its corporate borrowers on its construction and land loans.

         OTHER LOANS. Citizens Financial's other loans consist primarily of commercial loans, consumer loans and loans secured by deposit accounts. Included in the category of commercial loans are loans secured by business assets other than real estate, unsecured loans, and secured and unsecured operating lines of credit. As of December 31, 1998, Citizens Financial's other loans amounted to $17.5 million compared to $8.0 million and $9.7 million at December 31, 1997 and 1996, respectively. The Bank is not actively marketing its other loans and offers them primarily as a service to its existing customers.

ASSET QUALITY

         GENERAL. As a part of Citizens Financial's efforts to improve its asset quality, it has developed and implemented an asset classification system. All of the Bank's assets are subject to review under this classification system. Loans are periodically reviewed and the classifications are reviewed by the Executive Committee of the Board of Directors on at least a quarterly basis.

         When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

         Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more.

         Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Pursuant to Statement of Position 92-3 ("SOP 92-3") issued by the AICPA, there is a rebuttable presumption that foreclosed assets are held for sale and such assets are recommended to be carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition with any resulting losses being charged to the allowance for losses on loans). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value. The Bank's accounting for its real estate owned complies with the guidance set forth in SOP 92-3.

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans.


                                                                        At December 31,
                                        ------------------------------------------------------------------------------
                                                   1998                       1997                       1996
                                        -----------------------       ---------------------      ---------------------
                                          60-89 Days Delinquent       60-89 Days Delinquent      60-89 Days Delinquent
                                        -----------------------       ---------------------      ---------------------
                                                   Percent of                 Percent of                    Percent of
                                                     Loan                       Loan                          Loan
                                          Amount   Category         Amount     Category        Amount       Category
                                        --------   ----------      -------    -----------      ------       ----------

                                                                     (Dollars in Thousands)
    Residential:
       Single-family ..............     $7,172       1.20%          $3,769          0.76%      $4,457           1.12%
       Multi-family ...............         --         --               79          0.26           63           0.23
    Commercial real estate ........         85       0.22            2,700         14.92        1,064           7.19

    Construction and land
       development ................      1,449       2.83              191          0.47           --            --
    Home equity ...................        704       4.02              147          0.69           87          0.46
    Other .........................        311       1.78               98          1.23           53          0.55
                                        ------                      ------                     ------
         Total ....................     $9,721       1.31%          $6,984          1.14%      $5,724          1.12%
                                        ======                      ======                     ======

         NON-PERFORMING AND UNDER-PERFORMING ASSETS. The following table sets forth information with respect to non-performing and certain under-performing assets identified by Citizens Financial, including non-accrual loans and other real estate owned. Citizens Financial had no accruing loans 90 days or more past due as to principal or interest at any of the below-referenced dates.



                                                           At December 31,
                                           ----------------------------------------------
                                            1998      1997      1996      1995      1994
                                           ------    ------    ------    ------    ------
                                                       (Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
  Single-family residential ............   $5,137    $4,579    $1,827    $1,096    $1,484
  Multi-family residential .............      516       405        --        --       359
  Commercial real estate ...............    2,754       173        41        --        --
  Construction and land
    development ........................      469       792       498       494       645
  Home equity ..........................        1        80       403       331        --
Other loans ............................       76       118        43        29        11
                                           ------    ------    ------    ------    ------
  Total non-accruing loans .............    8,953     6,147     2,812     1,950     2,499
                                           ------    ------    ------    ------    ------
  Total non-performing loans ...........    8,953     6,147     2,812     1,950     2,499
  Other real estate owned, net .........      435     1,295        14       109       114
                                           ------    ------    ------    ------    ------
  Total non-performing
    assets .............................    9,388     7,442     2,826     2,059     2,613
                                           ------    ------    ------    ------    ------
   Investment in real estate held
    for sale ...........................       --     1,071        --        --        --
   Investment in and advances to
    a limited liability company ........       --        --     6,457     3,699     2,102
                                           ------    ------    ------    ------    ------
Total non-performing
 assets and investment in
 real estate held for sale
 and investment in and
 advances to a limited
 liability company .....................   $9,388    $8,513    $9,283    $5,758    $4,715
                                           ======    ======    ======    ======    ======
Performing troubled debt
 restructuring .........................   $  916    $1,286    $1,260    $1,346    $1,435
                                           ======    ======    ======    ======    ======
Non-performing assets to total
 assets ................................     0.64%     0.63%     0.27%     0.21%     0.29%
Non-performing loans to total
 loans .................................     1.20      1.01      0.56      0.49      0.70
Total non-performing assets and
 investment in and advances to a limited
 liability company to total assets .....     0.64      0.72      0.88      0.60      0.52
Total non-performing assets and troubled
 debt restructurings to total assets ...     0.70      0.74      0.39      0.35      0.44


         The primary reason for the $1.9 million increase in non-performing assets at December 31, 1998 was a $2.6 million increase in commercial real estate. Of the $2.6 million increase, $2.3 million is represented by one office building which SFC placed in non-accrual at March 31, 1998, single-family loans in non-accrual also increased by $558,000 during 1998. The increase in non-performing commercial real estate and single-family residential mortgage loans during 1998 was partially offset by an $860,000 reduction in real estate owned reflecting the sale of property which the Bank developed in prior years and a $323,000 reduction in construction and land development loans.

         The interest income that would have been recorded during the year ended December 31, 1998, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods was $891,000. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $381,000.

         CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which have some identified weaknesses but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 1998, Citizens Financial had an aggregate of $10.3 million of classified assets, 94.7% of which were classified substandard and 5.3% of which were classified as doubtful.

         ALLOWANCE FOR LOSSES ON LOANS. The Bank's policy is to establish allowances for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 1998, the Bank's allowance for losses on loans amounted to $5.4 million or 59.8% and 0.7% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision to the allowance for losses on loans amounted to $1.6 million for the year ended December 31, 1998 and $1.8 million during 1997. Among other factors, Citizens Financial considers the amount of non-performing assets when establishing the appropriate amount of the provisions to the allowance for losses on loans. While no assurance can be given that future charge-offs and/or additional provisions will not be necessary, management of Citizens Financial believes that, as of December 31, 1998, the allowance for losses on loans was adequate.

         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and the FRB, issued a Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute generally accepted accounting principles ("GAAP"), includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have not been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." Citizens Financial's policy for establishing loan losses is not inconsistent with the Policy Statement.

         The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.


                                                                 Year Ended December 31,
                                               -------------------------------------------------------

                                                 1998        1997        1996         1995       1994
                                               -------------------------------------------------------

Allowance at beginning of period ...........    $3,825      $2,426      $2,221      $2,087      $1,910
                                                ------      ------      ------      ------      ------
Provisions .................................     1,630       1,840         253         197         178
   Charge-offs:
     Mortgage loans:
       Single-family residential ...........       (49)         (8)        (24)         (2)        (33)
       Multi-family residential ............        --          --          --          --          --
       Commercial real estate ..............        --          --          --          (6)         --
       Construction and land
        development ........................       (13)       (182)         --          --          --
       Other loans .........................       (63)       (263)       (110)        (64)        (51)
                                                ------      ------      ------      ------      ------
       Total charge-offs ...................      (125)       (453)       (134)        (72)        (84)
   Recoveries:
       Mortgage loans:
       Single-family residential............        25          --          16           9           7
       Multi-family residential.............        --          --          --          --          --
       Commercial real estate...............        --          --          --          --          --
       Construction and land
        development ........................        --          --          --          --          --
       Other loans .........................         2          12          70          --          76
                                                ------      ------      ------      ------      ------
       Total recoveries ....................        27          12          86           9          83
                                                ------      ------      ------      ------      ------
       Net loans charged-off to
        allowance for losses
         on loans ..........................       (98)       (441)        (48)        (63)         (1)
                                                ------      ------      ------      ------      ------
       Allowance at end of period...........    $5,357      $3,825      $2,426      $2,221      $2,087
                                                ======      ======      ======      ======      ======

Allowance for losses on loans to total
  nonperforming loans at end of period .....     59.84%      62.22%      86.27%     113.90%      83.51%
                                                 =====       =====       =====      ======       =====
Allowance for losses on loans to total
  loans at end of period ...................      0.72%       0.63%      0 .48        0.55%       0.58%
                                                  ====        ====       =====        ====        ====
Net charge offs to average
  loans outstanding ........................      0.02%       0.08%       0.01%       0.02%         --
                                                  ====        ====        ====        ====        ====


         ALLOCATION OF THE ALLOWANCE FOR LOSSES ON LOANS. Historically, Citizens Financial has not allocated its allowance for loan losses by category of loans. Management of the Bank has determined the sufficiency of the allowance for losses on loans based upon its periodic assessment of the risk elements in its loan portfolio. Management of Citizens Financial utilizes analytical data as well as anticipated borrower performance in light of general economic conditions existing in the Bank's market area.

         The determination of the adequacy of the allowance at December 31, 1998 specifically considered various factors, including the fact that the outstanding balance of the Bank's commercial real estate, construction and land development, and multi-family residential loans continued to increase during the year. Such loans generally are considered to constitute a higher risk of loss than other components of the portfolio. At December 31, 1998, non-performing loans exceeded 1.2% of outstanding loans. In addition, although anticipated losses on the sale of foreclosed properties are charged to the allowance at the time of the foreclosure, the unsold properties continue to expose the Bank to risk from declines in market value pending sale.

         With respect to fiscal years prior to 1998, management of Citizens Financial considered similar factors and utilized a substantially identical analytical process in determining the level of its allowance. Management currently anticipates that the level of loan charge-offs by category expected to be experienced during 1999 should approximate the levels of charge-offs experienced in 1998, 1997 and 1996.

         Citizens Financial will continue to monitor and modify its allowance for losses on loans as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance will be given that the Bank's level of allowance for losses on loans will be sufficient to absorb future loan losses incurred by the Bank or that future adjustments to the allowance for losses on loans will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for losses on loans. In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

         The Bank allocates allowance for losses on loans by loan category based on a percentage of balances in a particular loan category. Various percentages are assigned to the loan categories based on management's analysis of their relative risks. At December 31, 1998, the allowance for losses on loans was allocated as follows:


                                                                 ALLOWANCE
                  CATEGORY              PERCENTAGE               COMPONENT
       Residential real estate:
         Single-family-owner occupied     0.50%                   $3,052
         Single-family-non-owner
           occupied..................     0.75%                      229
         Multi-family................     1.00%                      203
       Business/Commercial...........     2.00%                      884
       Land..........................     1.75%                       82
       Developed lots................     1.25%                      121
       Other.........................     2.50%                      406
                                                                  ------
                                                                   4,977
       Unallocated                                                   380
                                                                  ------
                                Total                             $5,357
                                                                  ======

INVESTMENT SECURITIES ACTIVITIES

         GENERAL. As of December 31, 1998, the Company had an aggregate of $201.2 million of investment securities, or 13.7% of its total assets at such date. At such date, the unrealized loss on the Company's investment securities available for sale amounted to $251,000, net of income taxes.

         The Company's investment securities consist primarily of callable agency securities , which amounted to $167.5 million at December 31, 1998. The Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with estimated average lives in excess of 10 years. In recent periods, the Company has purchased substantial amounts of callable agency securities, which are U.S. Government agency debt obligations, generally having a contractual term to maturity of 10 years. These securities may be called for redemption at predetermined dates (generally every three months) throughout their terms. During 1998 and 1997, virtually all of the Company's callable agency securities were called within one year of purchase. As of December 31, 1998, the contractual weighted average lives of the Company's investment securities were 8.8 years.

         At December 31, 1998, $34.7 million of the Company's investment securities were classified as available for sale and $166.5 million were held to maturity. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes. Securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

         The investment policy of the Company, which has been established by the Board of Directors, is designed, among other things, to assist the Company in its asset/liability management policies. The Company's investment policy emphasizes principal preservation, favorable returns on investment, liquidity within designated guidelines, minimal credit risk, and flexibility. The Company's current securities investment policy permits investments in various types of securities including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations ("A" rated or better), trust preferred stocks, other equity securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors.

         The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative instruments.

     The following table sets forth information regarding the carrying and fair value of the Company's investment securities at the dates indicated.


                                                                                        December 31,
                                                          --------------------------------------------------------------------------
                                                                   1998                      1997                      1996
                                                          ---------------------     --------------------      ----------------------
                                                          Carrying       Fair       Carrying        Fair       Carrying       Fair
                                                            Value        Value        Value        Value        Value        Value
                                                          --------     --------     --------     --------     --------     ---------
                                                                                        (In Thousands)
Available for sale (at fair value):
Callable agency securities and corporate
  bonds..........................................          $  2,011     $  2,011     $  1,028     $  1,028     $    102     $    102
Trust preferred stock............................            24,699       24,699           --           --           --           --
Equity securities................................             8,010        8,010        2,668        2,668        4,690        4,690
                                                           --------     --------     --------     --------     --------     --------
                                                           $ 34,720     $ 34,720     $  3,696     $  3,696     $  4,792     $  4,792
                                                           ========     ========     ========     ========     ========     ========
Held to maturity:
Callable agency securities and
  corporate bonds................................          $166,500     $169,263     $174,194     $175,367     $ 59,876     $ 59,118
Zero coupon agency securities....................                --           --       32,028       31,935           --           --
                                                           --------     --------     --------     --------     --------     --------
                                                           $166,500     $169,263     $206,232     $207,302     $ 59,876     $ 59,118
                                                           ========     ========     ========     ========     ========     ========


         At December 31, 1998, $25.2 million or 12.52% of the Company's investment securities portfolio consisted of adjustable rate securities. None of the investment securities held at December 31, 1997 or 1996 had adjustable rates.

         The following table sets forth certain information regarding the maturities of the Company's other securities (all of which were classified as held to maturity) at December 31, 1998.


                                                                        Contractually Maturing
                                      -----------------------------------------------------------------------------------------
                                                  Weighted               Weighted                Weighted     Over     Weighted
                                      Under 1     Average       1-5      Average     6-10        Average       10       Average
                                        Year       Yield       Years      Yield      Years        Yield       Years      Yield
                                      --------    --------   --------    --------   --------     --------    --------  --------
                                                                        (Dollars in Thousands)
       Callable agency securities... $   --         --%       $2,011       6.87%    $162,997       6.65%      $2,003     7.10%
       Corporate bonds..............  1,500       8.70            --         --           --         --           --       --

MORTGAGE-BACKED SECURITIES

         GENERAL. At December 31, 1998, the Company's mortgage-backed securities included $205.0 million of mortgage participation certificates (which are also known as mortgage-backed securities), collateralized mortgage obligations investment, and including securities which have qualified as real estate mortgage investment conduits ("REMICs"). At such date, the unrealized loss on the Company's mortgage-backed securities available for sale amounted to $38,000, net of income taxes. At December 31, 1998, $277.9 million of the Company's mortgage-backed securities were classified as available for sale and $177.0 million were held to maturity. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes. Securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

         The following table sets forth information regarding the carrying and fair value of the Company's mortgage-backed securities at the dates indicated.


                                                                                        December 31,
                                                          --------------------------------------------------------------------------
                                                                   1998                      1997                      1996
                                                          ----------------------    ----------------------    ----------------------
                                                          Carrying       Fair       Carrying       Fair       Carrying       Fair
                                                            Value        Value        Value        Value        Value        Value
                                                          ---------    ---------    ---------    ---------    ---------    ---------
                                                                                        (In Thousands)
Available for sale (at fair value):
Participation certificates and collateralized
  mortgage obligations.......................              $121,514     $121,514     $ 56,150     $ 56,150     $ 75,400     $ 75,400
REMICs.......................................               156,374      156,374        3,560        3,560        7,924        7,924
Adjustable rate mutual funds.................                    --           --        2,431        2,431        2,429        2,429
                                                           --------     --------     --------     --------     --------     --------
                                                           $277,888     $277,888     $ 62,141     $ 62,141     $ 85,753     $ 85,753
                                                           ========     ========     ========     ========     ========     ========

Held to maturity:
Participation certificates and collateralized
  mortgage obligations.......................              $ 83,469     $ 83,084     $102,094     $102,428     $ 86,370     $ 87,234
REMICs.......................................                93,487       95,610      154,576      157,086      240,060      241,725
                                                           --------     --------     --------     --------     --------     --------
                                                           $176,956     $178,694     $256,670     $259,514     $326,430     $328,959
                                                           ========     ========     ========     ========     ========     ========

         At December 31, 1998, $26.0 million, or 5.72%, of the Company's mortgage-backed securities portfolio consisted of adjustable-rate securities, as compared to $41.1 million, or 12.89%, and $46.2 million, or 11.21%, at December 31, 1997 and 1996, respectively.

         Participation certificates represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Freddie Mac, the Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("Ginnie Mae").

SOURCES OF FUNDS.

         GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. While Citizens Financial generally has not used borrowings as a source of funds; however, during 1998, given the Bank's asset size and interest rate environment, management used borrowing to a greater extent.

         DEPOSITS. Citizens Financial's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, non-interest bearing checking accounts, passbook accounts and term certificate accounts. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Citizens Financial utilizes traditional marketing methods to attract new customers and savings deposits. The Bank does not advertise for deposits outside of its market area. The Bank does not utilize the services of deposit brokers. The Bank traditionally has relied on customer service and convenience in marketing its deposit products. In addition, Citizens Financial generally has been competitive in the types of accounts and interest rates offered and often it has been among the leaders in its market area on the rates paid on its deposits. In recent years, many depository institutions have experienced disintermediation of their deposits due, in part, to higher returns provided by competing investment products offered by non-depository institutions. However, Citizens Financial experienced a net decrease in deposits before interest credited of $58.4 million in 1998. However, $29.0 million of the net decrease in 1998 reflected customers' use of deposits to purchase Common Stock in the Conversion.

         The following table sets forth the activity in the Bank's deposits during the periods indicated.


                                                           Year Ended December 31,
                                              -----------------------------------------------
                                                 1998               1997              1996
                                              ----------         ----------        ----------
                                                               (In Thousands)
         Beginning balance...................  $985,447           $882,821          $819,504
         Net increase (decrease) before
           interest credited.................   (58,353)            61,332            28,917
         Interest credited...................    41,064             41,294            34,400
                                               --------           --------          --------
         Net increase (decrease) in deposits.   (17,289)           102,626            63,317
                                               --------           -------           --------
         Ending balance......................  $969,158           $985,447          $882,821
                                               ========           ========          ========

         The following table sets forth by various interest rate categories of certificates of deposit of the Bank at the dates indicated.

                                                                  December 31,
                                              -----------------------------------------------
                                                 1998               1997              1996
                                              ----------         ----------        ----------
                                                           (Dollars in Thousands)
         0.00% to 2.99%......................  $    157           $    160          $    276
         3.00% to 3.99%......................        52                 96               238
         4.00% to 4.99%......................   117,024             18,128            11,345
         5.00% to 6.99%......................   475,163            617,417           507,898
         7.00% to 8.99%......................     9,772             10,957            11,351
         9.00% to 10.99%.....................       231                353               494
                                               --------           --------          --------
             Total...........................  $602,399           $647,111          $531,602
                                               ========           ========          ========

         The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 1998.

                                                         Over Six Months       Over One Year        Over Two Years
                                       Six Months          Through One          Through Two         Through Three         Over Three
                                        and Less               Year                Years                Years                Years
                                      ------------       ---------------       -------------        --------------        ----------
                                                                           (Dollars in Thousands)

2.00% to 2.99%.....................     $    157             $     --             $     --             $     --             $     --
3.00% to 3.99%.....................           52                   --                   --                   --                   --
4.00% to 4.99%.....................       71,054               32,458               10,828                2,109                  575
5.00% to 6.99%.....................      197,919              112,064              120,208               21,094               23,878
7.00% to 8.99%.....................        1,166                  827                1,490                  402                5,887
9.00% to 10.99%....................          231                   --                   --                   --                   --
                                        --------             --------             --------             --------             --------
   Total...........................     $270,579             $145,349             $132,526             $ 23,605             $ 30,340
                                        ========             ========             ========             ========             ========

         As of December 31, 1998, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000, was approximately $99.5 million. The following table presents the maturity of these time certificates of deposit at such dates.


                                                 December 31, 1998
                                                 -----------------
                                                   (In Thousands)

3 months or less .................................    $23,408
Over 3 months through 6 months....................     18,272
Over 6 months through 12 months...................     26,505
Over 12 months ...................................     31,280
                                                      -------
                                                      $99,465
                                                      =======

         The following table sets forth the dollar amount of deposits in various types of deposits offered by the Bank at the dates indicated.


                                                                               December 31,
                                          ------------------------------------------------------------------------------------------
                                                   1998                             1997                             1996
                                          -------------------------        -------------------------        ------------------------
                                           Amount        Percentage         Amount        Percentage         Amount       Percentage
                                          --------       ----------        --------       ----------        --------      ----------
                                                                            (Dollars in Thousands)
Passbook accounts ...............         $219,984          22.64%         $206,383          20.94%         $214,595         24.31%
Certificates of deposit .........          602,399          62.16           647,111          65.67           531,602         60.22
Money market accounts ...........           45,622           4.71            42,313           4.29            48,743          5.52
NOW accounts ....................          101,654          10.49            89,640           9.10            87,881          9.95
                                          --------         ------          --------         ------          --------        ------
    Total .......................         $969,158         100.00%         $985,447         100.00%         $882,821         100.00%
                                          ========         ======          ========         ======          ========        ======

BORROWED MONEY

         The Company utilized borrowed money more extensively during 1998 than it did in prior years.

         The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated.


                                                                           Year Ended December 31,
                                                               ----------------------------------------------
                                                                 1998               1997               1996
                                                               --------           --------            --------
                                                                           (Dollars In Thousands)
         FHLB advances.....................................    $145,000           $76,200             $55,500
         Securities sold under agreements to repurchase....      70,271             3,844               7,438
         Other borrowings..................................          --             5,000                  --
                                                               --------           -------             -------
         Total borrowings..................................    $215,271           $85,044             $62,938
                                                               ========           =======             =======
         Weighted average interest rate of borrowings......        5.53%             6.03%               5.89%


TRUST ACTIVITIES

         The Company also provides a full range of trust services through the Bank's Trust Department which commenced operations in April 1996. Services offered include fiduciary services for trusts and estates, money management, land trusts, custodial services and pension and employee benefits consulting. As of December 31, 1998, the Trust Department maintained approximately 60 trust/fiduciary accounts, with an aggregate principal balance of $1.4 million at such date. Revenues from the Trust Department amounted to $36,000 in the year ended December 31, 1998.

         The accounts maintained by the Trust Department consist of "managed" and "non-managed" accounts. "Managed accounts" are those accounts under custody for which the Bank has responsibility for administration and investment management and/or investment advice. "Non-managed" accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees dependent upon the level and type of service provided. The Trust Department administers various trust accounts (revocable and irrevocable trusts, and trusts under wills), estates and guardianships. One trust operations officer and related staff are assigned to the Trust Department.

SUBSIDIARIES

         The Bank currently has two active subsidiaries, CFS Insurance Agency, Inc. and CFS Investment Services, Inc.

         CFS Insurance Agency, Inc. ("CFS Insurance") is an independent insurance brokerage subsidiary which offers a full line of insurance products to the general public. CFS Insurance operates out of the Bank's Insurance/ Investment Center in Munster, Indiana. While the Bank has owned CFS Insurance since 1972, in recent periods it has significantly increased its efforts to expand insurance brokerage activities. At December 31, 1998, CFS Insurance had 14 licensed insurance agents on its staff. While CFS Insurance has primarily sold property, casualty and life insurance products to individuals in the Bank's market area, CFS has recently increased its efforts with respect to commercial products (which generally have higher premiums). Revenues of CFS Insurance were $856,000, $619,000 and $546,000 in 1998, 1997 and 1996, respectively.

         CFS Investments, Inc. ("CFS Investments") is primarily involved in the sale of mutual funds and other securities to members of the general public in the Bank's market area. CFS Investments commenced full service securities brokerage activities in 1994. At December 31, 1998, CFS Investments had 16 licensed securities brokers on its staff. CFS Investments is affiliated with a registered securities broker-dealer which is responsible for supervision of CFS Investments and for execution of securities transactions. CFS Investments also offers fixed and variable annuities. In addition to its presence in the CFS Insurance/Investments Center, CFS Investments maintains offices in eight of the Bank's branches. CFS Investments had total commission revenue of $874,000, $891,000 and $677,000 for 1998, 1997 and 1996, respectively.

EMPLOYEES

         Citizens Financial had 444 full-time equivalent employees at December 31, 1998. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

                                   REGULATION

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

         The Company is a registered savings and loan holding company. The Home Owners' Loan Act, as amended ("HOLA"), and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

         Holding Company Activities. The Company currently operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company and its non-savings association subsidiaries. If the Company ceases to be a unitary savings and loan holding company, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

         The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days' advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

         Affiliate Restrictions. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

         In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

         In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

         The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of transactions with affiliates.

REGULATION OF FEDERAL SAVINGS BANKS

         As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

         Although the OTS is the Bank's primary regulator, the FDIC has "backup enforcement authority" over the Bank. The Bank's eligible deposit accounts are insured by the FDIC under the SAIF, up to applicable limits.

         Federal Home Loan Banks. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in an FHLB in an amount equal at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year or 5% of its advances from the FHLB, whichever is greater.

         Liquid Assets. Under OTS regulations, for each calendar month, a savings bank is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) not less than a specified percentage of the average daily balance of its net withdrawable deposit accounts and borrowings payable in one year or less. This liquidity requirement, which is currently at 4.0%, may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors. The Bank maintains liquid assets in compliance with these regulations.

         Regulatory Capital Requirements. OTS capital regulations require savings banks to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

         All savings banks are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings bank is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized.) A savings bank is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

         These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

         The Bank's tier-1 risk-based capital ratio was 27.9%, its leverage capital ratio was 11.5% and its total risk-based capital ratio was 27.9% at December 31, 1998.

         Certain Consequences of Failure to Comply with Regulatory Capital Requirements. A savings bank's failure to maintain capital at or above the minimum capital requirements may be deemed an unsafe and unsound practice and may subject the savings bank to enforcement actions and other proceedings. Any savings bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings bank must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings bank's capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings bank not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels.

         The HOLA permits savings banks not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings bank still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

         Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 1998, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

         Enforcement Powers. The OTS and, under certain circumstances, the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation: (i) the ability to terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including to make restitution or provide reimbursement, indemnification or guarantee against loss restrict the growth of the institution and rescind agreements and contracts.

         Capital Distribution Regulation. In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies.

Under the regulation, certain savings associations would not be required to file with the OTS. Specifically, savings associations that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. However, because the Bank is a subsidiary of a savings and loan holding company, the Bank is required to give the OTS at least 30 days notice prior to any capital distribution.

         Qualified Thrift Lender Test. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. A savings association may qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments but also, in the alternative, by qualifying under the Internal Revenue Code as a "domestic building and loan association." The Bank is a domestic building and loan association as defined in the Code.

         FDIC Assessments. The deposits of the Bank are insured to the maximum extent permitted by the SAIF, which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

         Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well capitalized," "adequately capitalized" and undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment of 6.4 basis points and 1.3 basis points is added to the regular SAIF-assessment and the regular BIF-assessment, respectively, until December 31, 1999 in order to cover Financing Corporation debt service payments.

         Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium previously paid by savings institutions. Banking legislation was enacted on September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the deposit insurance of the Bank.

         Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the CRA, and related regulations of the OTS to help meet the credit needs of their communities, including low-and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

         New Safety and Soundness Guidelines. The OTS and the other federal banking agencies have established guidelines for safety and soundness, addressing operational and managerial, as well as compensation matters for insured financial institutions. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal regulators. The OTS and the other agencies have also established guidelines regarding asset quality and earnings standards for insured institutions.

         Change of Control. Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association or savings and loan holding company's voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

         Under recent legislation, companies subject to the Bank Holding Company Act of 1956, as amended, that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision and regulation by the OTS. OTS approval is no longer required for a bank holding company to acquire control of a savings association, although the OTS has a consultative role with the FRB in examination, enforcement and acquisition matters.

                                    TAXATION

FEDERAL TAXATION

         GENERAL. The Company and Citizens Financial are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank's federal income tax returns have been closed without audit by the IRS through 1993.

         The Company will file consolidated tax returns with Citizens Financial. Accordingly, it is anticipated that any cash distributions made by the Company to its stockholders will be treated as cash dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

         METHOD OF ACCOUNTING. For federal income tax purposes, Citizens Financial reports its income and expenses on the accrual method of accounting and use a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debt reserves by savings institutions, effective for taxable years beginning after 1995.

         BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, savings associations must use the specific chargeoff method in computing its bad debt deduction beginning with their 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1998 is approximately $5.0 million for Citizens Financial.

         TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. New federal legislation eliminated these thrift related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

         At December 31, 1998 the total federal pre-1988 reserve was approximately $12.5 million for Citizens Financial. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

         MINIMUM TAX. The Code imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Citizens Financial has not been subject to the alternative minimum tax, nor does it have any such amounts available as credits for carryover.

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding three taxable years and forward to the succeeding 15 taxable years. This provision applies to losses incurred in taxable years beginning after 1986. At December 31, 1998, Citizens Financial had no net operating loss carryforwards for federal income tax purposes.

         CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations with which a corporate recipient does not file a consolidated tax return, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE AND LOCAL TAXATION

         INDIANA STATE TAXATION. The Company and the Bank will be subject to an 8.5% franchise tax, imposed by the State of Indiana, on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, property taxes, charitable contributions, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes.

         DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.

         ILLINOIS TAXATION. For Illinois income tax purposes, the Company and the Bank are taxed at an effective rate equal to 4.7% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of the Bank.

ITEM 2. PROPERTIES

OFFICES AND PROPERTIES

         The following table sets forth certain information relating to Citizens Financial's offices at December 31, 1998. In addition, the Bank maintains 33 ATMs, with 12 of such ATMs at the Bank's branch offices.


                                                                      Net Book Value of
                                                                         Property and
                                                         Lease            Leasehold
                                          Owned or     Expiration      Improvements at           Deposits at
          Location(1)                     Leased          Date        December 31, 1998       December 31, 1998
  ------------------------------          --------     ----------     -----------------       -----------------
                                                                                     (In Thousands)
  EXECUTIVE OFFICE:

  707 Ridge Road                             Owned         --              $1,795                  $130,626
  Munster, IN 46321

  BRANCH OFFICES:

  5311 Hohman Avenue                         Owned         --                 573                   106,464
  Hammond, IN 46320

  155 N. Main Street                         Owned         --                 534                    91,354
  Crown Point, IN 46307

  1720 45th Street                           Owned         --                 744                   105,399
  Munster, IN 46321

  4740 Indianapolis Blvd.                    Owned         --                 328                    55,628
  East Chicago, IN 46312

  2121 East Columbus                        Leased        2003                420                    25,472
  East Chicago, IN 46312

  803 W 57th Avenue                         Leased        2003                  3                    32,530
  Merrillville, IN 46410

  855 Thornapple Way                         Owned         --                 347                    31,441
  Valparaiso, IN 46383

  4005 Franklin                             Leased        1999                 --                    28,992
  Marquette Mall
  Michigan City, IN 46360

  714 Lincolnway                             Owned         --                 182                    19,535
  La Porte, IN 46350

  3853 45th Street                           Owned         --                 963                    22,276
  Highland, IN 46322

  2600 Roosevelt Road                       Leased        2003                 59                     2,589
  Valparaiso, IN 46383


(Table continued on next page)         (Footnotes on following page)


                                                                      Net Book Value of
                                                                         Property and
                                                         Lease            Leasehold
                                          Owned or     Expiration      Improvements at           Deposits at
            Location                      Leased          Date        December 31, 1998       December 31, 1998
--------------------------------          --------     ----------     -----------------       -----------------
                                                                                     (In Thousands)
3301 West Vollmer Road                      Leased        2007                159                    43,806
Flossmoor, Illinois

154th at Broadway                            Owned         --                  96                    49,272
Harvey, Illinois

13323 S. Baltimore Avenue                    Owned         --                 267                    29,555
Chicago, Illinois

162nd & School Streets                       Owned         --                 343                    55,543
South Holland, Illinois

7101 W. 127th Street                         Owned         --                 284                    51,913
Palos Heights, Illinois

170th at South Park Avenue                   Owned         --                 363                        --
South Holland, Illinois

16145 S. State Street                       Leased        2003(2)              58                     9,596
South Holland, Illinois

16039 S. Harlem                             Leased        2003(2)              54                    23,930
Tinley Park, Illinois

2345 W. 183rd Street                        Leased        2003(2)              56                    20,118
Homewood, Illinois

1111 E. Exchange Road                       Leased        2003(2)              53                    13,853
Crete, Illinois

1218 Sheffield Avenue                       Leased        2002(2)             109                     9,082
Dyer, Indiana

10S660 State Route 83                        Owned         --                 803                    10,184
Hinsdale, Illinois

Route 30 at Harvest Acre Drive               Owned(3)      --                 376                        --
Schererville, Indiana  46375

OTHER PROPERTY:

1730 45th Street(4)                          Owned         --               1,136                        --
Munster, IN 46321

8149 Kennedy(5)                             Leased        2003                144                        --
Highland, IN 46322

---------------
(1) Branch opened on March 2, 1998.
(2) Full service branch facilities located in a local grocery store chain.
(3) Land only - branch to open in late 1999.
(4) Insurance and investment center.
(5) Operations center.

         ITEM 3. LEGAL PROCEEDINGS

         In 1983, with the assistance of the Federal Savings and Loan Insurance Corporation ("FSLIC") as set forth in an assistance agreement ("Assistance Agreement"), Citizens Financial acquired through mergers First Federal Savings and Loan Association of East Chicago, East Chicago, Indiana ("East Chicago Savings"), and Gary Federal Savings and Loan Association, Gary, Indiana ("Gary Federal"). The FSLIC-assisted supervisory acquisitions of East Chicago Savings and Gary Federal were accounted for using the purchase method of accounting which resulted in supervisory goodwill (the excess of cost over fair value of net assets acquired), an intangible asset, of $52.9 million, compared to $40.2 million of goodwill as reported on a GAAP basis. Such goodwill was included in the Bank's regulatory capital. The Assistance Agreement relating to Citizens Financial's acquisitions of East Chicago Savings and Gary Federal provided for the inclusion of goodwill as an asset on Citizens Financial's balance sheet, to be amortized over 35 years for regulatory purposes and includable in capital. Pursuant to the regulations adopted by the OTS to implement the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the regulatory capital requirement for federal savings banks was increased and the amount of supervisory goodwill that could be included in regulatory capital decreased significantly. At September 30, 1989, Citizens Financial had approximately $26.0 million of remaining supervisory goodwill but, even excluding supervisory goodwill, Citizens Financial exceeded the capital requirements of FIRREA at such date.

         On May 13, 1993, Citizens Financial filed suit against the US government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit is pending before Chief Judge Loren Smith in the United States Court of Federal Claims and is entitled Citizens Financial Services, FSB, et al. v. United States (Case No. 93-306-C). The case stayed pending disposition by the United States Supreme Court of three related supervisory goodwill cases ("the Winstar cases"). On July 1, 1996 the Supreme Court ruled in the Winstar cases the government had breached its contract with the Winstar parties and was liable in damages for those breaches.

         Thereafter, the stay applicable to the Bank's case and other Winstar-related cases was lifted. The Bank has filed a motion for summary judgment which is presently pending before the Court. Due to the volume of cases before the Court on Winstar-related issues, the government petitioned the Court for a stay on motions for summary judgment which were not involved in cases immediately proceeding to trial. The Court granted the government's motion, and a stay is in place upon the Bank's motion for summary judgment until April 5, 1999. On April 1, 1999, the Bank's case enters case-specific discovery with the government in preparation for trial. It is anticipated that the stay on the Bank's motion for summary judgment will be dissolved. Case-specific discovery is scheduled to last one year. It is estimated that the trial will be scheduled thereafter and should commence at some time after April during the year 2000. It must be stressed that this is an estimate and subject to change at the Court's discretion.

         In its complaint, Citizens Financial did not specify the amount of damages it is seeking from the United States. The Bank has yet to retain an expert in order to attempt to quantify the amount of damages. An expert will be retained during the case-specific discovery period. The Court has scheduled its first decision on damages in a Winstar-related case to be issued on March 30, 1999. The Bank is unable to predict the outcome of its claim against the United States and the amount of damages that may be awarded to the Bank, if any, in the event that judgment is rendered in the Bank's favor. Consequently, no assurances can be given as to the results of this claim or the timing of any proceedings in relation thereto.

         Except with respect to the above discussion, neither the Company nor the Bank is involved in any legal proceedings which are material to the Company. The Bank is involved in routine legal proceedings from time to time which arise in the normal course of its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The information required herein is incorporated by reference from page 46 of the Registrant's 1998 Annual Report.

ITEM 6.   SELECTED FINANCIAL DATA

       The information required herein is incorporated by reference from pages 12 to 13 of the Registrant's 1998 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The information required herein is incorporated by reference from pages 14 to 24 of the Registrant's 1998 Annual Report.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information required herein is incorporated by reference from pages 14 to 15 of the Registrant's 1998 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required herein is incorporated by reference from pages 25 to 45 of the Registrant's 1998 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 3 to 6 of the Registrant's Proxy Statement dated April 2, 1999 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 6 to 13 of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from pages 14 to 15 of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from pages 12 to 13 of the Registrant's Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) Document filed as part of this Report.

             (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1998 Annual Report.

         Independent Auditors' Report.

         Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.

         Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

         Notes to Consolidated Financial Statements.

                (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

                (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

         3.1    Certificate of Incorporation of CFS Bancorp, Inc.*

         3.2    Bylaws of CFS Bancorp, Inc.*

         4.0    Form of Stock Certificate of CFS Bancorp, Inc.*

         10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*

         10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc. and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*

         10.3 Form of Employment Agreement entered into between CFS Bancorp, Inc, Citizens Financial Services, FSB and each of Steven E. Stock and Byron G. Thoren*

         10.4 Severance and Release Agreement entered into between CFS Bancorp, Inc., Citizens Financial Services, FSB and Daniel P. Ryan, dated as of March 1, 1999

         10.5   CFS Bancorp, Inc. 1998 Stock Option Plan**

         10.6 CFS Bancorp, Inc. 1998 Recognition and Retention Plan and Trust Agreement**

         13.0   1998 Annual Report to Stockholders specified portion (pp.12 to
                46) of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.

         21.0 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the Required information.

         23.1   Consent of Independent Auditors - Ernst & Young LLP

         23.2   Consent of Independent Auditors - Cobitz, Vandenberg & Fennessy

         27.0   Financial Data Schedule

         99.0   Independent Auditors' Report for SuburbFed Financial Corp.

-------------
* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 31, 1998, as amended and declared effective on May 14, 1998.

**Incorporated by Reference from the Company's Definitive Proxy Statement for a
  Special Meeting of Stockholders filed on December 29, 1998.

(3)(b)  Reports filed on Form 8-K.

None.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      CFS BANCORP, INC.


                                    By:   /s/ Thomas F. Prisby
                                          -------------------------------------
                                          Thomas F. Prisby
                                          Chairman of the Board and
                                          Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



         Name                                          Title                            Date
----------------------                    -------------------------------         ---------------


/s/ Thomas F. Prisby                      Chairman of the Board and Chief
-----------------------------             Executive Officer                        March 30, 1999
Thomas F. Prisby                          (principal executive officer)


/s/ James W. Prisby                       Vice Chairman, President and Chief       March 30, 1999
-----------------------------             Operating Officer
James W. Prisby


/s/ John T. Stephens                      Executive Vice President and             March 30, 1999
-----------------------------             Chief Financial Officer
John T. Stephens                          (principal financial and accounting
                                          officer)


/s/ Sally A. Abbott                       Director                                 March 30, 1999
-----------------------------
Sally A. Abbott


/s/ Gregory W. Blaine                     Director                                 March 30, 1999
-----------------------------
Gregory W. Blaine


         Name                                          Title                            Date
----------------------                    -------------------------------         ---------------


/s/ Thomas J. Burns                       Director                                 March 30, 1999
-----------------------------
Thomas J. Burns


 /s/ Daniel P. Ryan                       Director                                 March 30, 1999
-----------------------------
Daniel P. Ryan


/s/ Gene Diamond                          Director                                 March 30, 1999
-----------------------------
Gene Diamond
