Form 10-Q
period 1999-03-31
CFS BANCORP INC
filed 1999-05-11
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to  ________________.


                         Commission file number: 0-24611

                                CFS Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                    Delaware                                  35-2042093
          (State or other jurisdiction                     (I.R.S. Employer
        of incorporation or organization                  Identification No.)

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

The Registrant had 21,968,067 shares of Common Stock issued and outstanding as of April 29, 1999.

                                CFS BANCORP, INC.

                                      INDEX


                                                                                             Page No.
                                                                                             --------
PART I   FINANCIAL INFORMATION
         Item 1.    Financial Statements (unaudited)

                    Consolidated Statements of Financial Condition at March 31,
                    1999 and December 31, 1998                                                   3

                    Consolidated Statements of Income for the Three
                    Months Ended March 31, 1999 and 1998                                         4

                    Consolidated Statements of Changes in Stockholders' Equity for the
                    Three Months Ended March 31, 1999                                            5

                    Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 1999 and 1998                                         6

                    Notes to Consolidated Financial Statements                                   8

         Item 2.    Management's Discussion and Analysis                                         12

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk                                                                         21


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                            21

         Item 2.    Changes in Securities and Use of Proceeds                                    21

         Item 3.    Defaults upon Senior Securities                                              21

         Item 4.    Submission of Matters to a Vote of Security Holders                          21

         Item 5.    Other Information                                                            22

         Item 6.    Exhibits and Reports on Form 8-K                                             22





                                CFS BANCORP, INC.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars In Thousands)
                                   (Unaudited)



                                                                              March 31, 1999       December 31, 1998
                                                                              --------------       -----------------
ASSETS
Cash and amounts due from depository institutions                                   $14,077                $19,067
Interest-bearing deposits                                                            12,813                 25,201
Federal funds sold                                                                    2,500                  5,575
                                                                                     ------                  -----
     Cash and cash equivalents                                                       29,390                 49,843

Investment securities available-for-sale                                             28,994                 34,720
Investment securities held-to-maturity
  (fair value 1999-$179,160;1998-$169,263)                                          180,009                166,500
Mortgage-related securities available-for-sale                                      314,065                277,888
Mortgage-related securities held-to-maturity
  (fair value 1999-$145,448;1998-$178,694)                                          144,826                176,956
Loans receivable                                                                    750,701                726,081
Investment in FHLB stock, at cost                                                     9,797                  8,183
Office properties and equipment                                                      16,239                 16,328
Accrued interest receivable                                                          10,156                  9,729
Real estate owned                                                                       534                    435
Prepaid expenses and other assets                                                     3,294                  3,954
                                                                                     ------                  -----
          Total assets                                                           $1,488,005             $1,470,617
                                                                                 ==========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                           $947,037               $969,802
Borrowed Money                                                                      269,942                215,271
Advance payments by borrowers for taxes
  and insurance                                                                       6,801                  6,057
Other liabilities                                                                    21,413                 19,399
                                                                                    -------                 ------
          Total liabilities                                                       1,245,193              1,210,529
                                                                                  ----------             ---------

Stockholders' Equity:
Common stock; $.01 par value:  85,000,000 share authorized;
Shares issued:  23,118,408 and 22,959,251 at March 31,
   1999 and December 31, 1998, respectively
Shares outstanding:  21,968,067 and 22,959,251 at March
   31, 1999 and December 31, 1998, respectively                                         231                    230
Additional paid-in capital                                                          186,717                186,062
Retained earnings, substantially restricted                                          88,801                 87,178
Treasury stock, at cost:  1,150,341 and -0- shares at
   March 31, 1999 and December 31, 1998, respectively                               (11,990)                    --
Unearned common stock acquired by ESOP                                              (13,093)               (13,093)
Unearned common stock acquired by RRP                                                (7,499)                    --
Accumulated other comprehensive income, net of tax                                     (355)                  (289)
                                                                                    -------                -------
          Total stockholders' equity                                                242,812                260,088
                                                                                    -------                -------

          Total liabilities and stockholders' equity                             $1,488,005             $1,470,617
                                                                                ===========             ==========

See accompanying notes

                                CFS BANCORP, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)


                                                                                    For the Three Months Ended
                                                                                             March 31,
                                                                                   ----------------------------
                                                                                     1999                  1998
                                                                                     -----                 ----
Interest income:
  Loans                                                                            $13,869               $12,085
  Mortgage-related securities                                                        8,014                 5,420
  Other investment securities                                                        3,324                 4,076
  Other                                                                                388                   282
                                                                                    ------                 -----
               Total interest income                                                25,595                21,863

Interest expense:
  Deposits                                                                          10,363                12,021
  Borrowings                                                                         3,339                 1,377
                                                                                    ------                 -----
               Total interest expense                                               13,702                13,398

               Net interest income before
               provision for losses on loans                                        11,893                 8,465
Provision for losses on loans                                                          150                    90
                                                                                    ------                 -----

               Net interest income after
               provision for losses on loans                                        11,743                 8,375

Non-interest income:
  Loan fees                                                                            192                   239
  Insurance commissions                                                                203                   160
  Investment commissions                                                               363                   241
  Gain (loss) on sale of investment securities - net                                   (56)                  185
  Net gain on sale of loans                                                             67                    28
  Unrealized gain on securities held
    for trade - net                                                                     --                    53
  Loss on sale of real estate owned                                                    (53)                  (16)
  Other income                                                                         590                   655
                                                                                    ------                 -----
               Total non-interest income                                             1,306                 1,545

Non-interest expense:
  Compensation and employee benefits                                                 4,562                 4,194
  Net occupancy expense                                                                654                   733
  Furniture and equipment expense                                                      581                   504
  Federal deposit insurance premiums                                                   199                   154
  Data processing                                                                      284                   269
  Marketing                                                                            108                   157
  Other general and administrative expenses                                          1,110                 1,122
                                                                                    ------                 -----
               Total non-interest expense                                            7,498                 7,133
                                                                                    ------                 -----

Income before income taxes                                                           5,551                 2,787
Income tax expense                                                                   2,275                 1,013
                                                                                    ------                 -----

               Net income                                                           $3,276                $1,774
                                                                                   =======                ======

Per share data:
  Basic earnings per share                                                           $0.15                   N/A
  Diluted earnings per share                                                          0.15                   N/A
  Cash dividends declared per share                                                   0.08                   N/A
  Weighted average shares outstanding                                           21,520,161                   N/A
  Weighted average diluted shares outstanding                                   21,635,474                   N/A


See accompanying notes

                                CFS BANCORP, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                                                           Unearned
                                                                                                                             Common
                                                            Additional                                                        Stock
                                             Common           Paid-In           Retained             Treasury              Acquired
                                              Stock           Capital           Earnings                Stock               by ESOP
                                          ---------         ---------          ---------            ---------             ---------
Balance January 1, 1999                   $     230         $ 186,062          $  87,178                 --                ($13,093)


Net income                                       --                --              3,276                 --                      --


Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities,
     net of reclassification adjustment          --                --                 --                 --                      --

Total comprehensive income                       --                --                 --                 --                      --

Purchase of treasury stock                       --                --                 --            (11,990)                     --


Exercise of stock options                         1               655                 --                 --                      --


Purchase of shares for Recognition
     and Retention Plan                          --                --                 --                 --                      --


Dividends declared on common stock               --                --             (1,653)                --                      --
                                          ---------         ---------          ---------          ---------               ---------

Balance March 31, 1999                    $     231         $ 186,717          $  88,801            (11,990)                (13,093)
                                          =========         =========          =========          =========               =========



                                                            Unearned
                                                              Common             Accumulated
                                                               Stock                   Other
                                                            Acquired           Comprehensive
                                                              by RRP                  Income                 Total
                                                            --------           -------------              ----------
Balance January 1, 1999                                      $    --                ($ 289)               $  260,088


Net income                                                        --                    --                     3,276


Other comprehensive income, net of tax:                                                                          601
Change in unrealized appreciation on
     available-for-sale securities,
     net of reclassification adjustment                           --                   (66)                      (66)

Total comprehensive income                                        --                    --                     3,210

Purchase of treasury stock                                        --                    --                   (11,990)


Exercise of stock options                                         --                    --                       656


Purchase of shares for Recognition
and Retention Plan                                            (7,499)                   --                    (7,499)


Dividends declared on common stock                                --                    --                    (1,653)
                                                            --------              --------                ----------

Balance March 31, 1999                                        (7,499)                 (355)               $  242,812
                                                            ========              =========               ==========


See accompanying notes

                                CFS BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   1999                1998
                                                                               --------            --------
Cash flows from operating activities:
   Net income                                                                    $3,276              $1,774
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for loan losses                                                   150                  90
        Depreciation expense                                                        499                 525
        Deferred income taxes                                                    (1,602)              2,366
        Amoritization of cost of stock benefit plans                                 --                  22
        Change in deferred income                                                   299                 (44)
        Increase in interest receivable                                            (426)                349
        Increase in accrued interest payable                                        195                 154
        Proceeds from sale of loans held for sale                                 3,185               2,769
        Origination of loans held for sale                                       (3,185)             (3,063)
        Proceeds from sale of Visa accounts                                       1,533                  --
        Net gain on sale of securities held for trade                                --                 (73)
        Net gain on sale of Visa accounts                                           (59)                 --
        Net gain on sale of loans                                                    (9)                (29)
        Net gain on sale of available for sale securities                            56                (165)
        Gain of sale of fixed assets                                                 (1)                 --
        Proceeds from sales of securities held for trade                             --                 143
        Purchase of securities held for trade                                        --                (237)
        Net loss on sale of real estate owned                                        53                  16
        Proceeds from sale of real estate held for
          development and sale                                                       --               1,622
        Construction costs of real estate held for
          development and sale                                                       --                (555)
        Increase in other assets                                                    659                 769
        Increse in other liabilties                                               3,499              (1,779)
                                                                                 ------             -------
Net cash provided by operating activities                                         8,122               4,654

Investing activities:
   Available for sale investment securities:
        Purchases                                                                  (185)             (1,742)
        Repayments                                                                   (6)                 --
        Sales                                                                     6,213                 363
   Held to maturity investment securities:
        Purchases                                                               (32,043)           (152,688)
        Repayments                                                               18,534              82,551
   Available for sale mortgage-backed securities:
        Purchases                                                               (55,248)            (12,043)
        Repayments                                                               17,529               2,516
        Sales                                                                     1,089               1,897
   Held to maturity mortgage-backed securities:
        Purchases                                                                    --              (5,202)
        Repayments                                                               32,130              37,793
   Purchase of Federal Home Loan Bank stock                                      (1,614)               (240)
   Loan originations and principal payments on loans                            (26,747)            (29,717)
   Construction costs on real estate owned                                          (54)                (38)
   Proceeds from sale of REO                                                        116                 515
   Purchases of property and equipment                                             (411)               (621)
   Disposals of properties and equipment                                              1                  --
                                                                                     --
Net cash used in investing activities                                           (40,696)            (76,656)
                                                                               ========            ========

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                               ----------------------------
                                                                                   1999                1998
                                                                               --------             -------
Financing activities:
   Proceeds form exercise of stock options                                          656                  38
   Dividends paid on common stock                                                (1,653)               (102)
   Proceeds from insurance of treasury stock                                         --                  59
   Purchase of treasury stock                                                   (11,990)                 --
   Purchase of shares for Recognition and Retention Plan                         (7,499)                 --
   Net increase (decrease) NOW, passbook and money
     market accounts                                                              5,655             (33,638)
   Net increase (decrease) in certificates of deposit                           (28,463)             52,425
   Net increase in advance payments by borrowers for
     taxes and insurance                                                            744               1,568
   Net increase in borrowed funds                                                54,672              58,983
                                                                                -------              ------
   Net cash provided by financing activities                                     12,122              79,333
                                                                                -------              ------
   Increase (Decrease) in Cash and Cash Equivalents                             (20,452)              7,331
   Cash and Cash Equivalents at beginning of period                              49,843              20,837
                                                                                -------              ------
   Cash and Cash Equivalents at end of period                                   $29,391             $28,168
                                                                               ========             =======

See accompanying notes

                                CFS BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 1998 contained in the CFS Bancorp, Inc. (the "Company") annual report. The results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Previously reported financial statements and other financial disclosures included in this Form 10-Q have been restated to include the merger of SuburbFed Financial Corp. ("SFC") with and into the Company on July 24, 1998, which was accounted for using the pooling of interests method of accounting.

2.   LOAN PORTFOLIO

     The Company's Loan Portfolio consists of the following at the dates indicated:

                                         March 31, 1999                                   December 31, 1998
                                         --------------                                   -----------------
                                                              (Dollars in Thousands)
Mortgage Loans:
  Single-family residential             $645,460      83.47%                               $596,199      80.08%
  Multi-family residential                24,961       3.23%                                 21,050       2.83%
  Commercial real estate                  40,915       5.29%                                 38,999       5.24%
Construction and land
  development:
       Single-family residential          25,734       3.33%                                 31,516       4.23%
       Multi-family residential              194       0.03%                                     --         --
       Other                               2,652       0.34%                                 19,645       2.64%
  Home equity                             18,048       2.33%                                 19,589       2.63%
                                    -------------------------                          -------------------------
          Total mortgage loans           757,964      98.02%                                726,998      97.65%

Other loans                               15,333       1.98%                                 17,503       2.35%
                                    -------------------------                          -------------------------
          Total loans receivable         773,297     100.00%                                744,501     100.00%
                                    -------------------------                          -------------------------

Less:
  Undisbursed portion of
    loan proceeds                         16,780                                             13,068
  Allowance for losses on
    loans                                  5,546                                              5,357
  Deferred loan fees                         270                                                (5)
                                    =========================                          =========================
Loans receivable, net                   $750,701                                           $726,081
                                    =========================                          =========================


3.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values are as follows (in thousands):


Available-for-Sale at March 31, 1999:                                    Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                     ---------      ----------      ----------        -------
Trust preferred stocks                                 $20,336             $55            $177        $20,214
Equity securities                                        8,733             298             251          8,780
                                                         -----             ---             ---          -----
                                                       $29,069            $353            $428        $28,994
                                                       =======            ====            ====        =======

Available-for-Sale at December 31, 1998:                                 Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                     ---------      ----------      ----------        -------
Callable agency securities and corporate
   bonds                                                $1,973             $38       $ -               $2,011
Trust preferred stocks                                  25,399               4             704         24,699
Equity securities                                        7,767             427             184          8,010
                                                         -----             ---             ---          -----
                                                       $35,139            $469            $888        $34,720
                                                       =======            ====            ====        =======

Held-to-Maturity at March 31, 1999:                                      Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                     ---------      ----------      ----------        -------
Callable agency securities and corporate
   bonds                                              $180,009            $201          $1,050       $179,160
                                                      ========            ====          ======       ========

Held-to-Maturity at December 31, 1998:                                   Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                     ---------      ----------      ----------        -------
Callable agency securities and corporate
   bonds                                              $166,500          $2,863            $100       $169,263
                                                      ========          ======            ====       ========

4.        MORTGAGE-RELATED SECURITIES

The amortized cost of mortgage-related securities and their fair values are as follows (in thousands):

Available-for-Sale at March 31, 1999:                                 Gross           Gross
                                                   Amortized     Unrealized      Unrealized            Fair
                                                        Cost          Gains          Losses           Value
                                                   ---------     ----------      ----------         -------
Participation certificates                          $ 61,718         $1,234          $  117        $ 62,835
Real estate mortgage investment conduits
   and collateralized mortgage obligations           252,860            341           1,971         251,230
                                                    --------         ------            ----        --------
                                                    $314,578         $1,575          $2,088        $314,065
                                                    ========         ======          ======        ========

Available-for-Sale at December 31, 1998:
                                                                      Gross           Gross
                                                   Amortized     Unrealized      Unrealized            Fair
                                                        Cost          Gains          Losses           Value
                                                   ---------     ----------      ----------        --------
Participation certificates                          $ 59,912         $  739          $  101        $ 60,549
Real estate mortgage investment conduits
   and collateralized mortgage obligations           218,035            810           1,507         217,339
                                                    --------         ------            ----        --------
                                                    $277,947         $1,549          $1,608        $277,888
                                                    ========         ======          ======        ========

Held-to-Maturity at March 31, 1999:
                                                                      Gross           Gross
                                                   Amortized     Unrealized      Unrealized            Fair
                                                        Cost          Gains          Losses           Value
                                                    --------         ------            ----        --------
Participation certificates                          $ 44,791         $  345            $476        $ 44,660
Real estate mortgage investment conduits
   and collateralized mortgage obligations           100,035            865             112         100,788
                                                    --------         ------            ----        --------
                                                    $144,826         $1,210            $588        $145,448
                                                    ========         ======            ====        ========

Held-to-Maturity at December 31, 1998:
                                                                      Gross           Gross
                                                   Amortized     Unrealized      Unrealized            Fair
                                                        Cost          Gains          Losses           Value
                                                    --------         ------            ----        --------
Participation certificates                          $ 48,246         $  201            $512        $ 47,935
Real estate mortgage investment conduits
   and collateralized mortgage obligations           128,710          2,251             202         130,759
                                                    --------         ------            ----        --------
                                                    $176,956         $2,452            $714        $178,694
                                                    ========         ======            ====        ========

5.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement is effective for fiscal years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In management's opinion, SFAS No. 133, when adopted, will not have a material effect on the Company's financial statements as the Company owns no derivative instruments affected by this statement.

On January 1, 1999 the Company adopted SFAS No. 134, "Accounting for Mortgage-Related Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of FASB Statement No. 65." This statement requires that after the securitization of mortgage loans, the resulting mortgage-related securities or other retained interests be classified in accordance with the provisions of SFAS No. 115 based on the ability and intent to sell or hold those investments (i.e. available-for-sale or held-to-maturity).

6.       EARNINGS PER SHARE

Earnings per share for the quarter ended March 31, 1998 is not applicable, as Citizens Financial Services, FSB's (the Bank) conversion from mutual-to-stock form and the holding company formation was not completed until July 24, 1998. Set forth below is information with respect to calculation of basic and diluted earnings per share.

For the three months ended March 31, 1999:

                                                                                                 Three Months Ended
                                                                                                     March 31, 1999
                                                                                                 ------------------
                                                                      (Dollars in thousands, except per share data)
Net income                                                                                                   $3,276
Weighted average number of common shares outstanding                                                     22,814,558
Average ESOP shares not committed to be released                                                         (1,294,397)
                                                                                                        -----------
Weighted average number of shares outstanding for basic earnings
   per share computation purposes                                                                        21,520,161
Dilutive effects of employee stock options                                                                  115,313
                                                                                                        -----------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes                                                  $21,635,474
                                                                                                        ===========
Basic earnings per share                                                                                      $0.15
Diluted earnings per share                                                                                    $0.15

7.        COMPREHENSIVE INCOME

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in a complete set of financial statements. Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity. The standard permits the statement of changes in stockholders' equity to be used to satisfy its requirements and requires companies to report comparative totals for comprehensive income in interim reports.

The following table presents the Company's comprehensive income:

                                                                       Three Months Ended
                                                                            March 31,
                                                                      ---------------------
                                                                         1999          1998
                                                                         ----          ----
                                                                         (In Thousands)

Net income                                                             $3,276        $1,774
Net change in unrealized gain or (loss) on
   securities available-for-sale, net                                     (66)          225
                                                                         ----           ---
Comprehensive income                                                   $3,210        $1,999
                                                                       ======        ======

8.       NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets.

                                                                                                 (Dollars In Thousands)
                                                                                            March 31,            December 31,
                                                                                               1999                  1998
                                                                                            --------             -----------
Non-accrual loans:
     Mortgage loans:
          Construction and land development                                                   $  601                 $  469
          Single-family residential                                                            5,082                  5,137
          Multi-family residential                                                               330                    516
          Non-residential                                                                      2,352                  2,754
     Other loans                                                                                 148                     77
                                                                                              ------                 ------
          Total non-performing loans                                                           8,513                  8,953
     Other real estate owned                                                                     534                    435
                                                                                              ------                 ------

          Total non-performing assets                                                         $9,047                 $9,388
                                                                                              ======                 ======

          Non-performing assets to total assets                                                 0.61%                  0.64%
          Non-performing loans to total loans                                                   1.10%                  1.20%

The following table is a summary of changes in the allowance for loan losses for the three months ended March 31, 1999 and the year ended December 31, 1999:

                                                                                       Three Months Ended          Year Ended
                                                                                            March 31,             December 31,
                                                                                              1999                    1998
                                                                                           ----------              ----------
     Balance at beginning of period                                                            5,357                  3,825
     Provision for loan losses                                                                   150                  1,630
     Charge-offs                                                                                  (4)                  (125)
     Recoveries                                                                                    3                     27
     Other additions*                                                                             40                      -
                                                                                           ----------              ----------
     Balance at end of period                                                                  5,546                  5,357
     Allowance for loan losses to total non-performing loans at end
        of period                                                                              65.15%                 59.84%
     Allowance for loan losses to total loans at end of period                                  0.72%                  0.72%


* In February, 1999 the Bank sold its credit card portfolio for $1.5 million. The purchaser has the right to charge the Bank for the losses on this portfolio for a period of one year. The amount titled "other additions" represents that portion of the sales price set aside to provide for such losses.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

CHANGES IN FINANCIAL CONDITION

At March 31, 1999, the Company's total assets amounted to $1.5 billion or approximately $17.4 million more than at December 31, 1998. Increases in loans and investments were partially offset by decreases in cash and cash equivalents to achieve this nominal increase. At March 31, 1999, the Company's total liabilities amounted to $1.2 billion or approximately $14.6 million more than at December 31, 1998. With respect to liabilities and stockholders' equity, increases in borrowed money were offset by decreases in deposits and by the purchase of treasury stock and the purchase of shares for the Recognition and Retention Plan (the "RRP") Trust.

Cash and cash equivalents decreased from $49.8 million at December 31, 1998 to $29.4 million at March 31, 1999. This $20.4 million decrease was used mainly to purchase $12.0 million of treasury stock and $7.5 million shares of stock to fund the RRP Trust. The 12.0 million of treasury stock was purchased through the Company's initial stock repurchase completed in March 1999 of $1,150,341 shares or 5% of the total outstanding shares. The Company intends to repurchase up to an additional 2,187,631 shares of Common Stock or 10% of the total by July 24, 1999.

Investment securities increased from $201.2 million at December 31, 1998 to $209.0 million at March 31, 1999. Mortgage-related securities increased from $454.8 million to $458.9 million during this same three-month period while loans receivable increased from $726.1 million to $750.7 million. This overall increase of $36.5 million in investments and loans was funded primarily by an increase in borrowed money.

Deposits decreased from $969.8 million at December 31, 1998 to $947.0 million at March 31, 1999. The decrease of $22.8 million was primarily the result of the decision to allow $16.4 million of certificates of deposit, obtained during a 1997 savings promotion in which above market rates of interest were paid, to mature and be repaid by the Bank without using aggressive pricing to retain such deposits.

Borrowings increased by $54.6 million during the first three months of 1999 from $215.3 million at December 31, 1998 to $269.9 million at March 31, 1999. This increase was used to fund loan originations and purchases of securities as well as to replace savings deposits. The borrowed funds consist of advances from the Federal Home Loan Bank ("FHLB") of Indianapolis and Chicago, a borrowing agreement with American National Bank ("ANB") and reverse repurchase agreements. The advances from the FHLB and the ANB agreement are all secured advances. The Company is continuing to use borrowings in its efforts to leverage its balance sheet by borrowing funds and investing the proceeds in income producing assets, such as loans and securities, at a spread deemed acceptable by management.

Stockholders' equity decreased by $17.3 million or 6.7% from $260.1 million at December 31, 1998 to $242.8 million at March 31, 1999 primarily as a result of the aforementioned purchase of treasury stock and the funding of the RRP Trust.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID The following table sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate;
(iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average monthly balances during the indicated periods. The Company's management believes that the average monthly balances do not differ materially from the average daily balances.

                                                                      Three Months Ended March 31,
                                                              1999                                       1998
                                            -------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
                                                  Average                     Average       Average                      Average
                                                  Balance      Interest    Yield/Cost       Balance       Interest    Yield/Cost
                                            -------------------------------------------------------------------------------------
Interest-earning assets:
  Loans Receivable
     Real estate loans                           $711,828       $13,262         7.45%      $591,459        $11,577         7.83%
     Other loans                                   27,723           607         8.76%        22,113            508         9.19%
                                            ----------------------------              -----------------------------
     Total loans                                  739,551        13,869         7.50%       613,572         12,085         7.88%
Securities:  (2)
  Mortgage-Related securities                     460,960         8,014         6.95%       306,845          5,420         7.07%
  Other investment securities                     210,400         3,324         6.32%       223,317          4,076         7.30%
  Other interest-earning assets (3)                27,945           388         5.55%        24,087            282         4.68%
                                            ----------------------------              -----------------------------
     Total interest-earning assets              1,438,856        25,595         7.12%     1,167,821         21,863         7.49%

Non-interest earning assets                        54,204                                    45,892
                                            --------------                            --------------
Total assets                                   $1,493,060                                $1,213,713
                                            ==============                            ==============

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts               $119,921          $674         2.25%      $116,887           $704         2.41%
     Passbook accounts                            222,061         1,626         2.93%       209,132          1,701         3.25%
     Certificates of deposit                      587,861         8,063         5.49%       650,059          9,616         5.92%
                                            ----------------------------              -----------------------------
      Total deposits                              929,843        10,363         4.46%       976,078         12,021         4.93%
                                            ----------------------------              -----------------------------

Borrowings                                        249,175         3,339         5.36%        97,264          1,377         5.66%
                                            ----------------------------              -----------------------------
Total interest-bearing liabilities              1,179,018        13,702         4.65%     1,073,342         13,398         4.99%

Non-interest bearing liabilities (4)               59,239                                    44,150
     Total liabilities                          1,238,257                                 1,117,492
Stockholder's equity                              254,803                                    96,221
                                            -------------                             --------------
     Total liabilities & stockholders equity   $1,493,060                                $1,213,713
                                            ==============                            ==============

Net interest-earning assets                      $259,838                                   $94,479
                                            ==============                            ==============
Net interest income/interest rate spread                        $11,893         2.47%                       $8,465         2.49%
                                                          ============================              =============================
Net interest margin                                                             3.31%                                      2.90%
                                                                        ==============                             ==============
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                        122.04%                                    108.80%
                                                                        ==============                             ==============


                                                                      1997
                                                  --------------------------------------------

                                                          Average                     Average
                                                          Balance      Interest    Yield/Cost
                                                  --------------------------------------------
Interest-earning assets:
  Loans Receivable
     Real estate loans                                   $480,696        $9,473         7.88%
     Other loans                                           20,684           482         9.32%
                                                  ------------------------------
          Total loans                                     501,380         9,955         7.94%
Securities:  (2)
  Mortgage-Related securities                             424,970         7,533         7.09%
  Other investment securities                              81,318         1,368         6.73%
  Other interest-earning assets (3)                        31,653           446         5.64%
                                                  ------------------------------
     Total interest-earning assets                      1,039,321        19,302         7.43%

Non-interest earning assets                                39,399
                                                  ----------------
Total assets                                           $1,078,720
                                                  ================

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts                       $120,385           725         2.41%
     Passbook accounts                                    210,723         1,852         3.52%
     Certificates of deposit                              577,565         8,246         5.71%
                                                  ------------------------------
       Total deposits                                     908,673        10,823         4.76%
                                                  ------------------------------


Borrowings                                                 55,054           776         5.64%
                                                  ------------------------------
Total interest-bearing liabilities                        963,727        11,599         4.81%

Non-interest bearing liabilities (4)                       23,285
       Total liabilities                                  987,012
Stockholder's equity                                       91,708
                                                  ---------------
       Total liabilities & stockholders equity         $1,078,720
                                                  ===============

Net interest-earning assets                               $75,594
                                                  ================
Net interest income/interest rate spread                                 $7,703         2.61%
                                                                  ============================
Net interest margin                                                                     2.96%
                                                                                ==============
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                                107.84%
                                                                                ==============




(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Average balances of securities available for sale are based on historical costs.

(3) Includes money market accounts, Federal Funds sold and interest-earning bank deposits.

(4)  Consists primarily of demand deposit accounts.

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

                                                             Three months ended March 31,
                                   -------------------------------------------------------------------------------
                                                                 1999 compared to 1998
                                   -------------------------------------------------------------------------------
                                                                Increase (decrease) due to
                                   -------------------------------------------------------------------------------
                                                                 (Dollars In Thousands)
                                                                                        Total Net
                                                                                         Increase
                                              Rate         Volume     Rate/Volume      (Decrease)            Rate
                                              ----         ------     -----------      ----------            ----
Interest-earning assets:
  Loans receivable:
     Real estate loans                   $(558.00)         $2,357          $(114)          $1,685           $(65)
     Other loans                              (24)            129             (6)              99             (7)
                                   -------------------------------------------------------------------------------
          Total loans receivable             (582)          2,486           (120)           1,784            (72)

Securities:
  Mortgage-backed                             (85)          2,722            (43)           2,594            (27)
  Other interest-earning securities          (548)           (236)            32             (752)           116
  Other interest-earning assets                52              45              9              106            (76)
                                   -------------------------------------------------------------------------------
          Total Securities                   (581)          2,531             (2)           1,948             13

Total net change in income on
  interest-earning assets                  (1,163)          5,017           (122)           3,732            (59)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets                    (48)             19             (1)             (30)             0
     Passbook accounts                       (169)            105            (11)             (75)          (138)
     Certificates of deposit                 (701)           (919)            67           (1,553)           298
                                   -------------------------------------------------------------------------------
          Total deposits                     (918)           (795)            55           (1,658)           160

Borrowings                                    (74)          2,151           (115)           1,962              4
                                   -------------------------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities               (992)          1,356            (60)             304            164

Net change in net interest income           $(171)         $3,661           $(62)          $3,428          $(223)
                                   ===============================================================================

                                   ------------------------------------------------
                                                  1998 compared to 1997
                                   ------------------------------------------------
                                                Increase (decrease) due to
                                   ------------------------------------------------
                                                                         Total Net
                                                                          Increase
                                            Volume     Rate/Volume      (Decrease)
                                            ------     -----------      ----------
Interest-earning assets:
  Loans receivable:
     Real estate loans                      $2,184           $(15)         $2,104
     Other loans                                34             (1)             26
                                     ---------------------------------------------
          Total loans receivable             2,218            (16)          2,130

Securities:
  Mortgage-backed                           (2,094)             8          (2,113)
  Other interest-earning securities          2,389            203           2,708
  Other interest-earning assets               (106)            18            (164)
                                   -----------------------------------------------
          Total Securities                     189            229             431

Total net change in income on
  interest-earning assets                    2,407            213           2,561

Interest-bearing liabilities:
  Deposits:
     NOW and money markets                     (21)             0             (21)
     Passbook accounts                         (14)             1            (151)
     Certificates of deposit                 1,035             37           1,370
                                     ----------------------------------------------
          Total deposits                     1,000             38           1,198

Borrowings                                     594              3             601
                                     ----------------------------------------------

Total net change in expense on
  interest-bearing liabilities               1,594             41           1,799
Net change in net interest income             $813           $172            $762
                                     ==============================================

RESULTS OF OPERATIONS

The Company reported net income of $3.3 million or $0.15 per share for the three months ended March 31, 1999 compared to net income of $1.8 million for the three months ended March 31, 1998. The increase of $1.5 million or 83.3% for the quarter was primarily due to an increase of $3.4 million or 40.5% in net interest income. This positive change was partially offset by a $1.3 million increase in income tax expense, a $365,000 increase in non-interest expense and a $239,000 decrease in non-interest income.

Interest income increased by $3.7 million or 16.9% to $25.6 million for the three months ended March 31, 1999 compared to $21.9 million for the first quarter of 1998. The increase was primarily due to the increase of $4.4 million in loans and mortgage-related securities income. This increase was partially offset by an overall reduction in interest rates for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. This increase was also partially offset by a $800,000 reduction in other investment securities income. From the quarter ended March 31, 1998 to the quarter ended March 31, 1999, the average balances on loans and mortgage-related securities increased $126.0 million and $154.2 million, respectively. This was primarily due to the deployment of proceeds from the initial public offering. Such increases in the average balances were partially offset by the reduction in yields on loans and mortgage-related securities from 7.88% and 7.07% for the quarter ended March 31, 1998 to 7.50% and 6.95% for the quarter ended March 31, 1999.

Interest expense increased by $304,000 for the first quarter of 1999 compared to the first quarter of 1998. Several factors contributed to this nominal increase. Average balances of deposits declined from $976.1 million to $929.8 million or $46.3 million. The decrease was primarily the result of the use of deposits by some accountholders to purchase stock and the Company's decision to allow certificates of deposit, obtained in a 1997 savings promotion in which above market rates of interest were paid, to mature without aggressively pricing to retain such deposits. Average rates on deposits declined from the first quarter of 1998 compared to the first quarter of 1999 by 46 basis points. This reduction in rate together with the decline in average balances resulted in a $1.7 million decrease in interest expense on deposits. Borrowings increased in average balances from $97.3 million during the three months ended March 31, 1998 to $249.2 million during the three months ended March 31, 1999. This increase of $151.9 million was offset only slightly by the 30 basis point reduction in interest rates when comparing these two periods. These two factors resulted in an increase of $2.0 million when comparing 1999 to 1998. This increase of $2.0 million when combined with the decrease of $1.7 million in interest expense on deposits results in the overall increase of $304,000 in interest expense.

The Company's provision for losses on loans for the three months ended March 31, 1999 was $150,000 compared to $90,000 for the same period in 1998. The Company recorded a higher provision in 1999 due to the general increased balance of the loan portfolio as well as increased amounts of commercial real estate loans.

Non-performing assets were $9.0 million at March 31, 1999 compared to $9.4 million at December 31, 1998. As a percent of total assets, non-performing assets were 0.61% at March 31, 1999 compared to 0.64% at December 31, 1998. During the first quarter of 1999, non-performing assets have decreased by $341,000 or 3.8%. This decrease was primarily a result of a $402,000 decrease in non-performing non-residential mortgage loans. This decrease was partially offset by a $132,000 increase in non-performing construction and land development mortgage loans.

The allowance for loan losses was $5.5 million as of March 31, 1999 and $5.4 million as of December 31, 1998. The decline in non-performing loans has resulted in the allowance for loan losses growing to 65.15% of non-performing loans as of March 31, 1999 compared to 59.84% as of December 31, 1998.

Management of the Company, believes that, as of March 31, 1999, the allowance for loan losses was adequate, however, no assurance can be given that future charge-offs and/or additional provisions will not be needed.

Non-interest income for the three months ended March 31, 1999 was $1.3 million compared to $1.5 million for the three months ended March 31, 1998. The primary reason for the decrease was a $238,000 gain (both realized and unrealized) on securities for the three months ended March 31, 1998 compared to a loss on the sale of securities of $56,000 for the three months ended March 31, 1999. This difference of $294,000 was partially offset by a $122,000 increase in investment commissions from $241,000 for the three months ended March 31, 1998 to $363,000 for the three months ended March 31, 1999.

Non-interest expense was $7.5 million for the three months ended March 31, 1999 compared to $7.1 million for the similar period in 1998. Compensation and employee benefits increased by $368,000 from $4.2 million for the three months ended March 31, 1998 to $4.6 million for the three months ended March 31, 1999. Approximately one-half of this increase was represented by unusually large health and accident insurance premiums for the first quarter of 1999. The other one-half of the compensation and employee benefits is a result of additions of staff in certain technological areas. With the adoption of the RRP, the Company has purchased shares of Common Stock of the Company in the open market and has reported these purchases as reductions in stockholders' equity of $7.5 million at March 31, 1999. Under the RRP, Awards generally vest over a five-year period and will be expensed over the vesting period. The first awards under the RRP were made in April 1999 and, as a result, non-interest expense will increase in future periods.

Income tax expense for the three months ended March 31, 1999 was 41.0 percent of income before income taxes compared to a rate for the three months ended March 31, 1998 of 36.4%. The difference is the result of several factors. First, as a result of its increase in net income, the Company's taxable income is now in the highest corporate federal income tax bracket of 35.0% as compared to 34.0% in 1998. Second, first quarter 1998 income tax expense was reduced by the recognition of certain non-recurring state income tax credits. This had the effect of lowering the first quarter effective tax rate in 1998 by almost 1.0%. Third, Indiana state income tax rates are higher than the Illinois state income tax rates formerly paid by SFC.

LIQUIDITY AND COMMITMENTS

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. In addition, the Company invests excess funds in federal funds sold and other short-term interest earning assets which provide liquidity to meet lending requirements.

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At March 31, 1999 the total approved investment and loan origination commitments outstanding amounted to $35.1 million. At the same date, the unadvanced portion of construction loans amounted to $16.8 million. Investment securities scheduled to mature in one year or less at March 31, 1999 totaled $1.5 million while certificates of deposit scheduled to mature in one year or less at such date totaled $380.8 million.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At March 31, 1999, the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision (OTS). The current requirements and the Bank's actual levels are set forth below (Dollars In Thousands):


                                 Required Capital                  Actual Capital                   Excess Capital
                               Amount       Percent             Amount       Percent             Amount       Percent
                               ------       -------             ------       -------             ------       -------
Tangible capital              $21,208          1.50 %         $153,014         10.82 %         $131,806          9.32 %

Core capital                   56,554          4.00            153,014         10.82             96,460          6.82

Risk-based capital             49,434          8.00            158,482         25.65            109,048         17.65



YEAR 2000 CONSIDERATIONS

In preparation for the year 2000 (the Year 2000 Issue), the Company has developed a Year 2000 Plan (the Plan) which has been presented to the Board of Directors. The Plan was developed using the guidelines outlined in a report by the Federal Financial Institutions Examination Council (FFIEC), The Effect of 2000 on Computer Systems. The Company assigned responsibility for the Plan to the Year 2000 Committee which reports to the Board of Directors. The Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue.

The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e., securities safekeeping services, securities pricing information, etc.). The Year 2000 Committee is continuing to work with those third party vendors to assess and test their Year 2000 readiness. The Committee has completed an inventory and assessment of its mission critical systems, has nearly completed its renovation phase, and is now well into the testing phase of the project. Management presently believes that the Company's third party vendors are taking appropriate steps to modify existing software and hardware to ensure that critical systems will function properly. The most significant hurdle the Company has encountered in verifying and testing all mission critical third parties is the limited ability the Company has to independently test the preparedness of its telephone system and electric power providers.

The Company has identified 46 mission critical (without which the Company cannot operate) and critical (necessary applications that the Company can use for a moderate amount of time without requiring Year 2000 compliance) applications operated by third party vendors. The list is reviewed regularly to include new applications or remove unnecessary applications. Of such mission critical and critical applications, the Company has been informed that substantially all are Year 2000 compliant. While the Company has received assurances from these vendors as to compliance, their assurances are not guarantees and may not be enforceable. The Company's primary data service processor has completed initial testing of its systems (in which the Company has been involved), with substantially all systems evidencing Year 2000 compliance. The Company participated in further testing in March 1999, and will soon conduct further tests following the recent conversion of the former SFC offices to the Company's current data system. Further testing will be performed when the original Bank ATMs are converted from the MAC network to the Cash Station network system. The ATM conversion is scheduled for July of this year.

Many of the Company's existing older contracts with the vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not actually Year 2000 compliant, the Company's recourse may be limited. If any required modifications and conversions are not properly made, or are not completed on a timely basis, there can be no assurance that potential system interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Nevertheless, the Company does not believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be indicative of future operating results or future financial condition.

The Year 2000 Issue also affects a certain limited number of the Company's customers, particularly in the areas of access to funds and additional expense incurred to achieve compliance. The Company has adopted a plan for evaluating and assessing the level of Year 2000 preparedness of its large or commercial credit customers. While no assurance can be given that the Company's customers will be Year 2000 compliant, management has taken steps to verify that they are adequately addressing or that they are not faced with material Year 2000 issues. The Company's credit risk related to the Year 2000 Issue is mitigated by the fact that only a few of such borrowers use networked computer systems or data centers to conduct their operations. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that some borrowers do experience problems or delays in becoming Year 2000 compliant.

The Company has already begun to assess and make accommodations for addressing the liquidity concerns that our regulators have raised. These plans may include the off-site retention of extra cash, lines of credit, and additional liquid investment vehicles to provide the ability to maintain smooth operations in the event of abnormal withdrawals of funds by consumers concerned with the effect of the Year 2000. In addition, the Company has embarked on an extensive consumer education and awareness program regarding the Company's state of preparedness. The program includes multiple correspondence and communication pieces, several seminars for customers, lobby materials and the like.

The Company has its own company-wide Year 2000 contingency plan. The plan will be revised to reflect the conversion and merger of the former SFC offices into the data system that the original Bank offices used. The Company has had a comprehensive business interruption and disaster recovery contingency plan for many years. The plan is continually updated. The Company has developed even more specific contingency plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans are designed to provide documented actions to allow the Company to maintain and/or resume normal operations in the event of any failure in mission critical or critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. Such plans may include providing off-line system processing, back-up electrical and telephone systems, and other methods to ensure the Company's ability to continue to operate.

The OTS has set target dates by which all thrift institutions, their vendors and their service bureaus should have Year 2000 upgrades largely completed. These guidelines provide sufficient time for testing to ensure that all systems are working properly and to correct any problems detected by the testing. The OTS also recommends the Company employ independent agencies to evaluate the level of preparedness of the Company and its service bureau. Management understands the importance of these recommendations and believes the Company is making reasonable and adequate progress toward meeting them.

Management has retained an independent accounting firm to review all Year 2000 compliance efforts. The results of their review were discussed with the Board of Directors. Likewise, the Company's primary service bureau has retained an independent accounting firm to perform a review of its functions. We have been provided complete copies of their report. Finally, the Company and its primary service bureau are subject to examination by the OTS pursuant to FFIEC guidelines with respect to the Year 2000 Issue.

The costs of modifications to the existing software is being absorbed for the most part by the third party vendors. However, the Company recognizes the need to purchase new hardware and software. Based upon current estimates, the Company has budgeted up to $600,000 in direct costs, including hardware, software, staffing, customer awareness and other issues, for completing the Year 2000 project. The Company expects that the total direct and indirect costs of addressing the Year 2000 Issue will not exceed $1.0 million and estimates that approximately $200,000 has been spent on direct costs of addressing the Year 2000 Issue to date. It is estimated that testing costs will eventually account for almost half of the direct costs incurred.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Management's Discussion and Analysis of Financial Condition and Results of Operation of Citizens Financial in the Company's annual report for December 31, 1998. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since December 31, 1998.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Not applicable

ITEM 2.           USE OF PROCEEDS FROM REGISTERED SECURITIES

Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

SPECIAL MEETING

On February 3, 1999, the Company held a Special Meeting of Stockholders (the Special Meeting) at the Center for Visual and Performing Arts located at 1040 Ridge Road, Munster, Indiana at 10:00 a.m., Central Time.

There were 22,959,251 shares of Common Stock of the Company which could be voted at the Special Meeting, and 15,304,605 shares were represented at such meeting by the holders thereof in person or by proxy, which constituted a quorum. Matters voted upon were as follows:

The stockholders voted by ballot and by proxy to (i) consider and approve the adoption of the 1998 Stock Option Plan (the Option Plan) and (ii) to consider and approve the adoption of the 1998 Recognition and Retention Plan and Trust Agreement (the RRP).

The Option Plan was designed to attract and retain qualified personnel in key positions, provide directors, officers and key employees with a proprietary interest in the Company and as an incentive to contribute to the success of the Company and reward key employees for outstanding performance. The Option Plan was adopted by the Board of Directors on December 21, 1998. The Option Plan provides for the grant of incentive stock options intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified or compensatory stock options and stock appreciation rights (collectively Awards). Awards will be available for grant to directors and key employees of the Company and any of its subsidiaries, except that non-employee directors will be eligible to receive only awards of non-qualified stock options. Options to acquire shares of Common Stock will be awarded to officers, key employees and directors of the Company and the Bank with an exercise price equal to the fair market value of the Common Stock on the date of grant.

The RRP's objective is to enable the Company to provide officers, key employees and directors with a proprietary interest in the Company and as an incentive to contribute to its success. Officers, key employees and directors of the Company and the Bank who are selected by the Board of Directors of the

Company or members of a committee appointed by the Board will be eligible to receive benefits under the Recognition Plan. Shares will be granted to officers, key employees and directors as determined by the committee of the Board of Directors or the Board of Directors. The RRP was adopted by the Board of Directors on December 21, 1998.

The stockholders voted by ballot and proxy to adopt the Option Plan. For the adoption of the Option Plan, 13,174,374 shares were voted for, 1,886,680 shares were voted against and 243,551 shares abstained.

The stockholders voted by ballot and proxy to adopt the RRP. For the adoption of the RRP, 12,701,277 shares were voted for, 2,344,957 shares were voted against and 258,371 shares abstained.

The said proposals were approved by the requisite number of the total votes eligible to be cast and these matters have been adopted by the stockholders of the Company.

ITEM 5.           OTHER INFORMATION

Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits (filed herewith unless otherwise noted)

3.1  Certificate of Incorporation of CFS Bancorp, Inc.*

3.2  Bylaws of CFS Bancorp, Inc.*

4.0  Form of Stock Certificate of CFS Bancorp, Inc.*

10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*

10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Services and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*

10.3 Form of Employment Agreement entered into between CFS Bancorp, Inc, Citizens Financial Services, FSB and each of Steven E. Stock and Bryon G. Thoren*

10.4 Severance and Release Agreement entered into between CFS Bancorp, Inc., Citizens Financial Services, FSB and Daniel P. Ryan, dated as of March 1, 1999***

10.5 CFS Bancorp, Inc. 1998 Stock Option Plan**

10.6 CFS Bancorp, Inc. 1998 Recognition and Retention Plan and Trust Agreement**

27.0 Financial Data Schedule

------------

* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

** Incorporated by Reference from the Company's Definitive Proxy Statement for a Special Meeting of Stockholders filed on December 29, 1998.

*** Incorporated by Reference from the Company's Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.

(b)      Reports on Form 8-K
         None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date:    May 11, 1999           By:  /s/ Thomas F. Prisby
                                -------------------------
                                Thomas F. Prisby, Chairman and
                                 Chief Executive Officer

Date:    May 11, 1999           By:  /s/ John T. Stephens
                                -------------------------
                                John T. Stephens, Executive Vice President and
                                 Chief Financial Officer