Form 10-Q
period 1999-06-30
CFS BANCORP INC
filed 1999-08-13
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to __________ .


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

The Registrant had 19,830,011 shares of Common Stock issued and outstanding as of July 22, 1999.

                                CFS BANCORP, INC.

                                      INDEX


                                                                        Page No.
PART I   FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition at June 30,
            1999 and December 31, 1998                                       3

            Consolidated Statements of Income for the Three and Six
            Months Ended June 30, 1999 and 1998                              4

            Consolidated Statements of Changes in Stockholders' Equity
            for the Six Months Ended June 30, 1999                           5

            Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1999 and 1998                              6

            Notes to Consolidated Financial Statements                       8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       12

   Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk                                                            23


PART II  OTHER INFORMATION

   Item 1.  Legal Proceedings                                               23

   Item 2.  Changes in Securities and Use of Proceeds                       23

   Item 3.  Defaults upon Senior Securities                                 23

   Item 4.  Submission of Matters to a Vote of Security Holders             23

   Item 5.  Other Information                                               23

   Item 6.  Exhibits and Reports on Form 8-K                                23

                               CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars In Thousands)
                                  (Unaudited)


                                                                            June 30, 1999    December 31, 1998
                                                                            -------------    -----------------
ASSETS
Cash and amounts due from depository institutions                              $   15,103           $   19,067
Interest-bearing deposits                                                           1,417               25,201
Federal funds sold                                                                    100                5,575
                                                                               ----------           ----------
  Cash and cash equivalents                                                        16,620               49,843

Investment securities available-for-sale                                           12,552               34,720
Investment securities held-to-maturity
  (fair value 1999-$195,342;1998-$169,263)                                        200,288              166,500
Mortgage-related securities available-for-sale                                    296,637              277,888
Mortgage-related securities held-to-maturity
  (fair value 1999-$123,078;1998-$178,694)                                        124,092              176,956
Loans receivable, net                                                             769,967              726,081
Investment in Federal Home Loan Bank stock, at cost                                11,737                8,183
Office properties and equipment                                                    16,192               16,328
Accrued interest receivable                                                         9,357                9,729
Real estate owned                                                                     498                  435
Prepaid expenses and other assets                                                  10,069                3,954
                                                                               ----------           ----------
       Total assets                                                            $1,468,009           $1,470,617
                                                                               ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                       $  939,779           $  969,802
Borrowed money                                                                    279,592              215,271
Advance payments by borrowers for taxes
  and insurance                                                                     5,969                6,057
Other liabilities                                                                  24,678               19,399
                                                                               ----------           ----------
       Total liabilities                                                        1,250,018            1,210,529
                                                                               ----------           ----------

Stockholders' Equity:
Common stock; $.01 par value:  85,000,000 shares authorized
  Shares issued:  23,161,154 and 22,959,251 at
   June 30,1999 and December 31, 1998, respectively
  Shares outstanding:  19,823,182 and 22,959,251 at
   June 30, 1999 and December 31, 1998, respectively                                  232                  230
Additional paid-in capital                                                        186,965              186,062
Retained earnings, substantially restricted                                        90,975               87,178
Treasury stock, at cost:  3,337,972 and -0- shares at
  June 30, 1999 and December 31, 1998, respectively                               (35,557)                  --
Unearned common stock acquired by Employee Stock
  Ownership Plan                                                                  (13,093)             (13,093)
Unearned common stock acquired by Recognition and
  Retention Plan                                                                   (7,142)                  --
Accumulated other comprehensive income, net of tax                                 (4,389)                (289)
                                                                               ----------           ----------
       Total stockholders' equity                                                 217,991              260,088
                                                                               ----------           ----------

       Total liabilities and stockholders' equity                              $1,468,009           $1,470,617
                                                                               ==========           ==========

See accompanying notes

                               CFS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Thousands Except Per Share Data)
                                  (Unaudited)

                                                           For Three Months Ended          For Six Months Ended
                                                                 June 30,                       June 30,
                                                                 --------                       --------
                                                             1999            1998           1999            1998
                                                             ----            ----           ----            ----
Interest income:
  Loans                                                   $13,952         $12,750        $27,821         $24,837
  Mortgage-related securities                               7,420           5,460         15,434          10,880
  Other investment securities                               3,528           5,201          6,852           9,277
  Other                                                       339             579            727             860
                                                          -------         -------        -------         -------
     Total interest income                                 25,239          23,990         50,834          45,854

Interest expense:
  Deposits                                                  9,897          12,425         20,259          24,445
  Borrowings                                                3,611           2,615          6,950           3,992
                                                          -------         -------        -------         -------
     Total interest expense                                13,508          15,040         27,209          28,437

     Net interest income before
     provision for losses on loans                         11,731           8,950         23,625          17,417
Provision for losses on loans                                 150             105            300             195
                                                          -------         -------        -------         -------
     Net interest income after
     provision for losses on loans                         11,581           8,845         23,325          17,222

Non-interest income:
  Loan fees                                                   278             247            470             485
  Insurance commissions                                       216             189            419             350
  Investment commissions                                      393             317            756             558
  Gain on sale of investment
   securities - net                                            94             167             38             353
  Net gain on sale of loans                                     1              34             68              62
  Unrealized gain (loss) on securities held
   for trade - net                                             --              (7)            --              45
  Gain (loss) on sale of real estate owned                     26              --            (28)            (16)
  Other income                                                448             752          1,038           1,406
                                                          -------         -------        -------         -------
     Total non-interest income                              1,456           1,699          2,761           3,243

Non-interest expense:
  Compensation and employee benefits                        4,463           4,685          9,025           8,879
  Net occupancy expense                                       630             692          1,284           1,426
  Furniture and equipment expense                             487             502          1,068           1,006
  Federal deposit insurance premiums                           96             153            294             307
  Data processing                                             309             222            594             491
  Marketing                                                   105             225            213             382
  Other general and administrative expenses                   937           1,037          2,047           2,159
                                                          -------         -------        -------         -------
     Total non-interest expense                             7,027           7,516         14,525          14,650

Income before income taxes                                  6,010           3,028         11,561           5,815
Income tax expense                                          2,356           1,162          4,631           2,175
                                                          -------         -------        -------         -------

     Net income                                           $ 3,654         $ 1,866        $ 6,930         $ 3,640
                                                          =======         =======        =======         =======

Per share data:
  Basic earnings per share                                $  0.18             N/A        $  0.33             N/A
  Diluted earnings per share                                 0.18             N/A           0.33             N/A
  Cash dividends declared per share                          0.08             N/A           0.16             N/A
  Weighted average shares outstanding                  19,967,677             N/A     20,755,615             N/A
  Weighted average diluted shares outstanding          20,384,943             N/A     21,172,879             N/A

        See accompanying notes

                               CFS BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                  (Unaudited)

                                                                                     Unearned   Unearned
                                                                                       Common     Common    Accumulated
                                                 Additional                             Stock      Stock          Other
                                        Common      Paid-In    Retained   Treasury   Acquired   Acquired  Comprehensive
                                         Stock      Capital    Earnings      Stock    by ESOP     by RRP         Income       Total
                                         -----      -------    --------      -----    -------     ------         ------       -----
Balance January 1, 1999                   $230     $186,062     $87,178    $    --   ($13,093)    $   --          ($289)   $260,088

Net income                                  --           --       6,930         --         --         --             --       6,930
Other comprehensive income, net of tax:
Change in unrealized appreciation on
  available-for-sale securities, net of
  reclassification adjustment               --           --          --         --         --         --         (4,100)     (4,100)
                                          ----     --------     -------    -------    -------     ------         ------    --------
Total comprehensive income                $ --     $     --     $ 6,930    $    --    $    --     $   --        ($4,100)   $  2,830
                                          ----     --------     -------    -------    -------     ------         ------    --------

Purchase of treasury stock                  --           --          --    (35,557)        --         --             --     (35,557)

Exercise of stock options                    2          831          --         --         --         --             --         833

Tax effect related to stock options
  exercised                                 --           72          --         --         --         --             --          72

Purchase of shares for Recognition and
  Retention Plan                            --           --          --         --         --     (7,499)            --      (7,499)

Amortization of award under Recognition     --           --          --         --         --        357             --         357
  and Retention Plan

Dividends declared on common stock          --           --      (3,133)        --         --         --             --      (3,133)
                                        --------------------------------------------------------------------------------------------

Balance June 30, 1999                    ($232)   ($186,965)   ($90,975)  ($35,557)  ($13,093)   ($7,142)       ($4,389)   $217,991
                                          ====     ========     =======    =======    =======     ======         ======    ========

See accompanying notes

                               CFS BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                               Six Months Ended
                                                                                   June 30,
                                                                                   --------
                                                                               1999           1998
                                                                               ----           ----
Operating activities:
  Net income                                                                $ 6,930        $ 3,640
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Provision for losses on loans                                              300            195
     Depreciation expense                                                     1,006          1,002
     Deferred income taxes                                                   (5,587)           (58)
     Amortization of cost of stock benefit plans                                357             45
     Change in deferred income                                                  683           (206)
     Increase in interest receivable                                            372         (1,774)
     Decrease in accrued interest payable                                       122          1,345
     Proceeds from sale of loans held for sale                                4,548          6,214
     Origination of loans held for sale                                      (4,247)        (5,761)
     Proceeds from sale of Visa accounts                                      1,533             --
     Net gain on sale of securities held for trade                               --            (49)
     Unrealized gain on securities held for trade                                --            (45)
     Net gain on sale of Visa accounts                                          (59)            --
     Net gain on sale of available for sale securities                           (6)          (304)
     Net gain on sale of loans                                                   (9)           (62)
     Gain of sale of office property                                             (1)            --
     Proceeds from sales of securities held for trade                            --            374
     Purchase of securities held for trade                                       --           (436)
     Net loss on sale of real estate owned                                       28             16
     Proceeds from sale of real estate held for development and sale             --            785
     Increase in prepaid expenses and other assets                            2,346            495
     Increase (decrease) in other liabilities                                 5,279         (5,244)
                                                                            -------        -------

Net cash provided by operating activities                                    13,595            172
                                                                            -------         ------

Investing activities:
  Available for sale investment securities:
     Purchases                                                                 (185)        (1,600)
     Repayments                                                                 137             --
     Sales                                                                   23,026            593
  Held to maturity investment securities:
     Purchases                                                              (90,073)      (273,924)
     Repayments and maturities                                               56,285        114,317
  Available for sale mortgage-related securities:
     Purchases                                                              (55,248)       (32,217)
     Repayments                                                              27,705          7,770
     Sales                                                                    1,088          1,897
  Held to maturity mortgage-related securities:
     Purchases                                                                   --        (52,080)
     Repayments                                                              52,864         97,763
  Purchase of Federal Home Loan Bank stock                                   (3,554)        (1,045)
  Redemption of Federal Home Loan Bank stock                                     --              5
  Loan originations and principal payments on loans                         (47,056)       (81,981)
  Construction costs on real estate owned                                       (64)           (86)
  Proceeds from sale of real estate owned                                       394          1,087
  Purchases of property and equipment                                          (870)        (1,670)

                               CFS BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                                  --------
                                                                              1999            1998
                                                                              ----            ----
   Disposals of property and equipment                                    $      1       $     229
                                                                          --------       ---------
 Net cash used in investing activities                                     (35,550)       (220,942)
                                                                          --------       ---------

 Financing activities:
   Proceeds from exercise of stock options                                     833             135
   Dividends paid on common stock                                           (3,133)           (204)
   Proceeds from issuance of treasury stock                                     --              69
   Purchase of treasury stock                                              (35,557)             --
   Purchase of shares for Recognition and Retention Plan                    (7,499)             --
   Net increase in NOW, passbook and money
    market accounts                                                         18,441          39,568
   Net increase (decrease) in certificates of deposit                      (48,586)          8,396
   Net increase (decrease) in advance payments by borrowers for
    taxes and insurance                                                        (88)          1,318
   Proceeds of stock conversion, net                                            --         204,701
   Net increase in borrowed funds                                           64,321         113,833
                                                                          --------       ---------
   Net cash flows (used) provided by financing activities                  (11,268)        367,866
                                                                          --------       ---------
   Increase (decrease) in cash and cash equivalents                        (33,223)        147,096
   Cash and cash equivalents at beginning of period                         49,843          20,837
                                                                          --------       ---------
   Cash and cash equivalents at end of period                             $ 16,620       $ 167,933
                                                                          ========       =========

 Supplemental disclosure of non-cash activities:
   Transfer of loans to real estate owned                                 $    419       $     314
   Loans securitized into mortgage-related securities                           --           3,402

See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 1998 contained in the CFS Bancorp, Inc. (the "Company") annual report. The results for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Previously reported financial statements and other financial disclosures included in this Form 10-Q have been restated to include the merger of SuburbFed Financial Corp. ("SFC") with and into the Company on July 24, 1998, which was accounted for using the pooling of interests method of accounting.

2.   LOAN PORTFOLIO

The Company's Loan Portfolio consisted of the following at the dates indicated:

                                     June 30, 1999                      December 31, 1998
                                     -------------                      -----------------
                                                   (Dollars in Thousands)
Mortgage Loans:                       Amount            %               Amount           %
                                      ------            -               ------           -
 Single-family residential          $624,691       77.03%             $596,199      80.08%
 Multi-family residential             25,852        3.19%               21,050       2.83%
 Commercial real estate               53,530        6.60%               38,999       5.24%
Construction and land
development:
  Single-family residential           36,550        4.51%               31,516       4.23%
  Multi-family residential             2,637        0.32%                   --          --
  Other                               39,114        4.82%               19,645       2.64%
Home equity                           14,335        1.77%               19,589       2.63%
                                  ------------------------        -------------------------
   Total mortgage loans              796,709       98.24%              726,998      97.65%

Other loans                           14,279        1.76%               17,503       2.35%
                                  ------------------------        -------------------------
   Total loans receivable            810,988      100.00%              744,501     100.00%
                                  ------------------------        -------------------------

Less:
 Undisbursed portion of
  loan proceeds                       34,805                            13,068
 Allowance for losses on
  loans                                5,685                             5,357
 Deferred loan fees                      531                                (5)
                                  ========================        =========================
Loans receivable, net               $769,967                          $726,081
                                  ========================        =========================

3.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows at the dates indicated (in thousands):

Available-for-Sale at June 30, 1999:                                     Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Trust preferred securities                             $ 4,921            $ --            $105        $ 4,816
Equity securities                                        7,244             625             133          7,736
                                                       -------            ----            ----        -------
                                                       $12,165            $625            $238        $12,552
                                                       =======            ====            ====        =======

Available-for-Sale at December 31, 1998:                                 Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Callable agency securities and corporate
  bonds                                                $ 1,973            $ 38            $  -        $ 2,011
Trust preferred securities                              25,399               4             704         24,699
Equity securities                                        7,767             427             184          8,010
                                                       -------            ----            ----        -------
                                                       $35,139            $469            $888        $34,720
                                                       =======            ====            ====        =======

Held-to-Maturity at June 30, 1999:                                       Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Callable agency securities and corporate
  bonds                                               $200,288             $86          $5,032       $195,342
                                                      ========             ===          ======       ========

Held-to-Maturity at December 31, 1998:                                   Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Callable agency securities and corporate
  bonds                                               $166,500          $2,863            $100       $169,263
                                                      ========          ======            ====       ========

4.        MORTGAGE-RELATED SECURITIES

The amortized cost of mortgage-related securities and their fair values are as follows (in thousands):


Available-for-Sale at June 30, 1999:                             Gross         Gross
                                               Amortized    Unrealized    Unrealized          Fair
                                                    Cost         Gains        Losses         Value
                                                    ----         -----        ------         -----
Participation certificates                      $ 60,988        $  445        $2,245       $59,188
Real estate mortgage investment conduits
 and collateralized mortgage obligations         243,414            37         6,002       237,449
                                                --------        ------         -----      --------
                                                $304,402        $  482        $8,247      $296,637
                                                ========        ======        ======      ========

Available-for-Sale at December 31, 1998:
                                                                 Gross         Gross
                                               Amortized    Unrealized    Unrealized          Fair
                                                    Cost         Gains        Losses         Value
                                                    ----         -----        ------         -----
Participation certificates                      $ 59,912        $  739        $  101      $ 60,549
Real estate mortgage investment conduits
 and collateralized mortgage obligations         218,035           810         1,507       217,339
                                                --------        ------        ------      --------
                                                $277,947        $1,549        $1,608      $277,888
                                                ========        ======        ======      ========

Held-to-Maturity at June 30, 1999:
                                                                 Gross         Gross
                                               Amortized    Unrealized    Unrealized          Fair
                                                    Cost         Gains        Losses         Value
                                                    ----         -----        ------         -----
Participation certificates                      $ 42,122        $   86        $1,241      $ 40,967
Real estate mortgage investment conduits
 and collateralized mortgage obligations          81,970           389           248        82,111
                                                --------        ------        ------      --------
                                                $124,092        $  475        $1,489      $123,078
                                                ========        ======        ======      ========

Held-to-Maturity at December 31, 1998:
                                                                 Gross         Gross
                                               Amortized    Unrealized    Unrealized          Fair
                                                    Cost         Gains        Losses         Value
                                                    ----         -----        ------         -----
Participation certificates                      $ 48,246        $  201        $  512      $ 47,935
Real estate mortgage investment conduits
 and collateralized mortgage obligations         128,710         2,251           202       130,759
                                                --------        ------        ------      --------
                                                $176,956        $2,452        $  714      $178,694
                                                ========        ======        ======      ========

5.   NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company will be required to adopt SFAS No. 133 on January 1, 2001. The statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.

In management's opinion, SFAS No. 133, when adopted, will not have a material effect on the Company's financial statements as the Company currently owns no significant derivative instruments affected by this statement.

On January 1, 1999 the Company adopted SFAS No. 134, "Accounting for Mortgage-Related Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise - an amendment of FASB Statement No. 65." This statement requires that after the securitization of mortgage loans, the resulting mortgage-related securities or other retained interests be classified in accordance with the provisions of SFAS No. 115 based on the ability and intent to sell or hold those investments (i.e., available-for-sale or held-to-maturity).

6.   EARNINGS PER SHARE

Earnings per share for the quarter and six months ended June 30, 1998 is not applicable, as Citizens Financial Services, FSB's (the "Bank") conversion from mutual-to-stock form and the holding company formation was not completed until July 24, 1998. Set forth below is information with respect to calculation of basic and diluted earnings per share.


                                                                          Three Months Ended        Six Months Ended
                                                                               June 30, 1999           June 30, 1999
                                                                               -------------           -------------
                                                                       (Dollars in thousands, except per share data)

Net income                                                                       $     3,654             $     6,930
Weighted average number of common shares outstanding                              21,238,682              22,041,573
Average ESOP shares not committed to be released                                  (1,271,005)              1,285,958
                                                                                 -----------             -----------
Weighted average number of shares outstanding for basic earnings
 per share computation purposes                                                   19,967,677              20,755,615
Dilutive effects of stock options                                                    417,264                 417,264
                                                                                    --------             -----------
Weighted average shares and common share equivalents
 outstanding for diluted earnings per share purposes                              20,384,941              21,172,879
                                                                                 ===========             ===========
Basic earnings per share                                                         $      0.18             $      0.33
Diluted earnings per share                                                       $      0.18             $      0.33

7.   COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income (in thousands):

                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                           --------                       --------
                                                       1999          1998          1999           1998
                                                       ----          ----          ----           ----
Net income                                          $ 3,654       $ 1,866        $ 6,930       $ 3,640
Net change in unrealized gain or (loss) on
 securities available-for-sale, net                  (4,034)          100         (4,100)          325
                                                    -------       -------        -------       -------
Comprehensive income                                  ($380)      $ 1,966        $ 2,830       $ 3,965
                                                    =======       =======        =======       =======

8.   NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:
                                                      (Dollars In Thousands)

Non-accrual loans:                                June 30,       December 31,
 Mortgage loans:                                      1999               1998
                                                      ----               ----
  Construction and land development                $   662             $  469
  Single-family residential                          8,186              5,137
  Multi-family residential                             504                516
  Non-residential                                    2,303              2,754
  Other loans                                          152                 77
                                                   -------             ------
  Total non-performing loans                        11,807              8,953
Other real estate owned                                498                435
                                                   -------             ------

  Total non-performing assets                      $12,305             $9,388
                                                   =======             ======

  Non-performing assets to total assets               0.84%              0.64%
  Non-performing loans to total loans                 1.60               1.20

The following table is a summary of changes in the allowance for losses on loans for the six months ended June 30, 1999 and the year ended December 31, 1998:


                                           Six Months Ended          Year Ended
                                                   June 30,        December 31,
                                                       1999                1998
                                                       ----                ----
Balance at beginning of period                      $ 5,357             $ 3,825
Provision for loan losses                               300               1,630
Charge-offs                                             (16)               (125)
Recoveries                                               44                  27
Balance at end of period                            $ 5,685             $ 5,357
                                                    =======             =======
Allowance for loan losses to total
  non-performing  loans at end of period              48.15%              59.84%
Allowance for loan losses to total loans
  at end of period                                     0.74                0.72


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CHANGES IN FINANCIAL CONDITION

At June 30, 1999, the Company's total assets amounted to $1.5 billion or approximately $2.6 million less than at December 31, 1998. The nominal decrease was a result of changes in most major categories of earning assets and costing liabilities. Net increases of $43.9 million in loans receivable and $35.6 million in treasury stock as well as net deposit withdrawals of $30.0 million were funded by a net decrease in cash and cash equivalents of $33.2 million and a net decrease in securities of $22.5 million as well as a net increase in borrowed money of $64.3 million.

Cash and cash equivalents decreased from $49.8 million at December 31, 1998 to $16.6 million at June 30, 1999. This $33.2 million decrease was used to fund deposit withdrawals, fund new loans and to fund stock purchases pursuant to the Company's announced repurchase program.

Investment securities (available-for-sale and held-to-maturity) increased from $201.2 million at December 31, 1998 to $212.8 million at June 30, 1999. Mortgage-related securities (available-for-sale and held-to-maturity) decreased from $454.8 million to $420.7 million at June 30, 1999. This overall decrease of $22.5 million was also used to fund the Company's stock repurchase program, fund new loans and deposit withdrawals.

Loans receivable increased from $726.1 million at December 31, 1998 to $770.0 million at June 30, 1999. This net increase of $43.9 million was funded by a decrease in cash and cash equivalents, repayment of mortgage-related securities and increases in borrowed money.

Deposits decreased from $969.8 million at December 31, 1998 to $939.8 million at June 30, 1999. This decrease of $30.0 million was funded primarily by increases in borrowed money. The Company has set rates to be competitive but not overly aggressive. Consistent with this strategy, $16.4 million of certificates of deposit obtained in a 1997 savings promotion bearing above market rates of interest were allowed to mature and be repaid by the Bank without using aggressive pricing to retain such deposits.

Borrowings increased by $64.3 million during the first six months of 1999 from $215.3 million at December 31, 1998 to $279.6 million at June 30, 1999. The borrowed funds consist of advances from the Federal Home Loan Bank ("FHLB") of Indianapolis and Chicago, a borrowing agreement with American National Bank ("ANB") and reverse repurchase agreements. The advances from the FHLB and the ANB agreement are all secured borrowings. The increased borrowings were used primarily to fund new loans and replace deposits withdrawn during the six months ended June 30, 1999.

The Company is continuing to use borrowings in its efforts to leverage its balance sheet by borrowing funds and investing the proceeds in income producing assets such as loans and securities at a spread deemed acceptable by management.

Stockholders' equity decreased by $42.1 million during the first six months of 1999 from $260.1 million at December 31, 1998 to $218.0 million at June 30, 1999. This decrease was primarily the result of the purchase of treasury stock (3,337,972 shares) and funding the Recognition and Retention Plan Trust (714,150 shares).

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

                                                                                                  Three Months Ended June 30,
                                                                     1999                                    1998
                                                                                                     (Dollars in Thousands)
                                                         Average                   Average       Average                    Average
                                                         Balance    Interest    Yield/Cost       Balance     Interest    Yield/Cost
                                                    --------------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable
    Real estate loans                                 $  747,268     $13,662         7.31%    $  628,959      $12,208         7.76%
    Other loans                                           13,719         290         8.46%        22,467          542         9.65%
                                                    -------------------------              ---------------------------
       Total loans                                       760,987      13,952         7.33%       651,426       12,750         7.83%
Securities:  (2)                                         651,103      10,948         6.73%       614,860       10,661         6.94%
  Other interest-earning assets (3)                       25,629         339         5.29%        55,351          579         4.18%
                                                    -------------------------              ---------------------------
    Total interest-earning assets                      1,437,719      25,239         7.02%     1,321,637       23,990         7.26%

Non-interest earning assets                               51,191                                  44,038
                                                    -------------                          --------------
Total assets                                          $1,488,910                              $1,365,675
                                                    =============                          ==============

Interest-bearing liabilities:
  Deposits:
    NOW and money market accounts                     $  121,338     $   677         2.23%    $  118,020      $   727         2.46%
    Passbook accounts                                    236,801       1,680         2.84%       218,946        1,815         3.32%
    Certificates of deposit                              564,264       7,540         5.35%       652,346        9,882         6.06%
                                                    -------------------------              ---------------------------
       Total deposits                                    922,403       9,897         4.29%       989,312       12,424         5.02%
                                                    -------------------------              ---------------------------

Total borrowings                                         271,213       3,611         5.33%       231,231        2,615         4.52%
                                                    -------------------------              ---------------------------
Total interest-bearing liabilities                     1,193,616      13,508         4.53%     1,220,543       15,039         4.93%

Non-interest bearing liabilities (4)                      61,592                                  46,957
       Total liabilities                               1,255,208                               1,267,500
Stockholders' equity                                     233,702                                  98,175
                                                    -------------                          --------------
       Total liabilities and stockholders' equity     $1,488,910                              $1,365,675
                                                    =============                          ==============

Net interest-earning assets                           $  244,103                              $  101,094
                                                    =============                          ==============
Net interest income/interest rate spread                             $11,731         2.49%                    $ 8,951         2.33%
                                                                 ============                            =============
Net interest margin                                                                  3.26%                                    2.71%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                             120.45%                                  108.28%



                                                                       1997

                                                          Average                     Average
                                                          Balance      Interest    Yield/Cost
                                                     -----------------------------------------
Interest - earning assets:
  Loans Receivable
    Real estate loans                                  $  503,421       $10,227         8.13%
    Other loans                                            20,998           484         9.22%
                                                     ---------------------------
       Total loans                                        524,419        10,711         8.17%
Securities:  (2)                                          546,399         9,622         7.04%
  Other interest-earning assets (3)                        18,493           235         5.08%
                                                     ---------------------------
    Total interest-earning assets                       1,089,311        20,568         7.55%

Non-interest earning assets                                40,358
                                                     -------------
Total assets                                           $1,129,669
                                                     =============

Interest-bearing liabilities:
  Deposits:
    NOW and money market accounts                      $  117,402       $   735         2.50%
    Passbook accounts                                     208,972         1,512         2.89%
    Certificates of deposit                               617,790         9,309         6.03%
                                                     ---------------------------
       Total deposits                                     944,164        11,556         4.90%
                                                     ---------------------------

Total borrowings                                           61,387           986         6.42%
                                                     ---------------------------
Total interest-bearing liabilities                      1,005,551        12,542         4.99%

Non-interest bearing liabilities (4)                       30,635
       Total liabilities                                1,036,186
Stockholders' equity                                       93,483
                                                     -------------
       Total liabilities and stockholders' equity      $1,129,669
                                                     =============

Net interest-earning assets                            $   83,760
                                                     =============
Net interest income/interest rate spread                                $ 8,026         2.56%
                                                                  ==============
Net interest margin                                                                     2.95%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                                108.33%

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

                                                                                                   Six Months Ended June 30,
                                                                       1999                                   1998
                                                                                                     (Dollars in Thousands)
                                                          Average                   Average      Average                    Average
                                                          Balance    Interest    Yield/Cost      Balance     Interest    Yield/Cost
                                                      ------------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable
    Real estate loans                                  $  736,913     $27,135         7.36%   $  611,025      $23,787         7.79%
    Other loans                                            13,295         686        10.32%       22,148        1,050         9.48%
                                                      ------------------------              --------------------------
       Total loans                                        750,208      27,821         7.42%      633,173       24,837         7.85%
Securities:  (2)                                          660,280      22,286         6.75%      571,565       20,157         7.05%
  Other interest-earning assets (3)                        27,930         727         5.21%       42,419          860         4.05%
                                                      ------------------------              --------------------------
    Total interest-earning assets                       1,438,418      50,834         7.07%    1,247,157       45,854         7.35%

Non-interest earning assets                                52,992                                 45,647
                                                      ------------                          -------------
Total assets                                           $1,491,410                             $1,292,804
                                                      ============                          =============

Interest-bearing liabilities:
  Deposits:
    NOW and money market accounts                      $  120,947     $ 1,350         2.23%   $  117,603      $ 1,431         2.43%
    Passbook accounts                                     229,804       3,306         2.88%      213,917        3,516         3.29%
    Certificates of deposit                               576,366      15,603         5.41%      650,818       19,498         5.99%
                                                      ------------------------              --------------------------
       Total deposits                                     927,117      20,259         4.37%      982,338       24,445         4.98%
                                                      ------------------------              --------------------------

Total borrowings                                          258,801       6,950         5.37%      167,455        3,992         4.77%
                                                      ------------------------              --------------------------
Total interest-bearing liabilities                      1,185,918      27,209         4.59%    1,149,793       28,437         4.95%

Non-interest bearing liabilities (4)                       61,034                                 45,818
       Total liabilities                                1,246,952                              1,195,611
Stockholders' equity                                      244,458                                 97,193
                                                      ------------                          -------------
       Total liabilities and stockholders' equity      $1,491,410                             $1,292,804
                                                      ============                          =============

Net interest-earning assets                            $  252,500                             $   97,364
                                                      ============                          =============
Net interest income/interest rate spread                              $23,625         2.48%                   $17,417         2.40%
                                                                  ============                           =============
Net interest margin                                                                   3.28%                                   2.79%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                              121.29%                                 108.47%


                                                                         1997

                                                            Average                     Average
                                                            Balance      Interest    Yield/Cost
                                                      ------------------------------------------
Interest - earning assets:
  Loans Receivable
    Real estate loans                                    $  492,463       $20,045         8.14%
    Other loans                                              20,821           967         9.29%
                                                      ----------------------------
       Total loans                                          513,284        21,012         8.19%
Securities:  (2)                                            524,563        18,524         7.06%
  Other interest-earning assets (3)                          25,251           681         5.39%
                                                      ----------------------------
    Total interest-earning assets                         1,063,098        40,217         7.57%

Non-interest earning assets                                  40,227
                                                      --------------
Total assets                                             $1,103,325
                                                      ==============

Interest-bearing liabilities:
  Deposits:
    NOW and money market accounts                        $  118,188       $ 1,460         2.47%
    Passbook accounts                                       210,334         3,364         3.20%
    Certificates of deposit                                 592,669        17,555         5.92%
                                                      ----------------------------
       Total deposits                                       921,191        22,379         4.86%
                                                      ----------------------------

Total borrowings                                             59,457         1,762         5.93%
                                                      ----------------------------
Total interest-bearing liabilities                          980,648        24,141         4.92%

Non-interest bearing liabilities (4)                         30,022
       Total liabilities                                  1,010,670
Stockholders' equity                                         92,655
                                                      --------------
       Total liabilities and stockholders' equity        $1,103,325
                                                      ==============

Net interest-earning assets                              $   82,450
                                                      ==============
Net interest income/interest rate spread                                  $16,076         2.65%

Net interest margin                                                                       3.02%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                                  108.41%

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

                                                                                 Three months ended June 30,
                                                     1999 compared to 1998
                                                   Increase (decrease) due to
                                           -----------------------------------------------------------------
                                                                                   (Dollars In Thousands)

                                                                                        Total Net
                                                                                         Increase
                                              Rate         Volume     Rate/Volume      (Decrease)
                                              ----         ------     -----------      ----------
Interest-earning assets:
  Loans receivable:
    Real estate loans                        ($709)        $2,296           ($133)         $1,454
    Other loans                                (67)          (211)             26            (252)
                                           -----------------------------------------------------------------
       Total loans receivable                 (776)         2,085            (107)          1,202

Securities                                    (323)           629             (19)            287
Other interest-earning assets                  153           (311)            (82)           (240)
                                           -----------------------------------------------------------------

Total net change in income on
  interest-earning assets                     (946)         2,403            (208)          1,249

Interest-bearing liabilities:
  Deposits:
    NOW and money markets                      (70)            21              (2)            (51)
    Passbook accounts                         (262)           148             (21)           (135)
    Certificates of deposit                 (1,165)        (1,334)            157          (2,342)
                                           -----------------------------------------------------------------
       Total deposits                       (1,497)        (1,165)            134          (2,528)

Borrowings                                     464            452              80             996
                                           -----------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities              (1,033)          (713)            214          (1,532)

Net change in net interest income              $87         $3,116           ($422)         $2,781
                                           =================================================================


                                                     1998 compared to 1997
                                                   Increase (decrease) due to
                                           -------------------------------------------------------


                                                                                        Total Net
                                                                                         Increase
                                              Rate         Volume     Rate/Volume      (Decrease)
                                              ----         ------     -----------      ----------
Interest-earning assets:
  Loans receivable:
    Real estate loans                        ($456)        $2,550           ($114)         $1,980
    Other loans                                 23             34               2              59
                                           -------------------------------------------------------
       Total loans receivable                 (433)         2,584            (112)          2,039

Securities                                    (148)         1,206             (19)          1,039
Other interest-earning assets                  (41)           468             (83)            344
                                           -------------------------------------------------------

Total net change in income on
  interest-earning assets                     (622)         4,258            (214)          3,422

Interest-bearing liabilities:
  Deposits:
    NOW and money markets                      (12)             4               0              (8)
    Passbook accounts                          220             72              11             303
    Certificates of deposit                     50            520               3             573
                                           -------------------------------------------------------
       Total deposits                          258            596              14             868

Borrowings                                    (292)         2,728            (807)          1,629
                                           -------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities                 (34)         3,324            (793)          2,497

Net change in net interest income            ($588)        $  934            $579          $  925
                                           =======================================================

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

                                                                    Six months ended June 30,
                                                 1999 compared to 1998
                                              Increase (decrease) due to
-----------------------------------------------------------------------------------------------------------
                                                                                     (Dollars In Thousands)

                                                                                        Total Net
                                                                                         Increase
                                              Rate         Volume     Rate/Volume      (Decrease)
                                              ----         ------     -----------      ----------
Interest-earning assets:
  Loans receivable:
    Real estate loans                      ($1,287)        $4,901           ($266)         $3,348
    Other loans                                 93           (420)            (37)           (364)
                                   ------------------------------------------------------------------------
       Total loans receivable               (1,194)         4,481            (303)          2,984

Securities                                    (866)         3,130            (135)          2,129
Other interest-earning assets                  245           (294)            (84)           (133)
                                   ------------------------------------------------------------------------

Total net change in income on
  interest-earning assets                   (1,815)         7,317            (522)          4,980

Interest-bearing liabilities:
  Deposits:
    NOW and money markets                     (118)            41              (4)            (81)
    Passbook accounts                         (439)           261             (32)           (210)
    Certificates of deposit                 (1,879)        (2,231)            215          (3,895)
                                   ------------------------------------------------------------------------
       Total deposits                       (2,436)        (1,929)            179          (4,186)

Borrowings                                     505          2,177             276           2,958
                                   ------------------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities              (1,931)           248             455          (1,228)

Net change in net interest income           $  116         $7,069           ($977)         $6,208
                                   ========================================================================


                                            1998 compared to 1997
                                         Increase (decrease) due to
-----------------------------------------------------------------------------------------


                                                                               Total Net
                                                                                Increase
                                     Rate         Volume     Rate/Volume      (Decrease)
                                     ----         ------     -----------      ----------
Interest-earning assets:
  Loans receivable:
    Real estate loans               ($874)        $4,826           ($211)         $3,741
    Other loans                        20             62               2              84
                                   ------------------------------------------------------
       Total loans receivable        (854)         4,888            (209)          3,825

Securities                            (25)         1,660              (2)          1,633
Other interest-earning assets        (169)           463            (115)            179
                                   ------------------------------------------------------

Total net change in income on
  interest-earning assets          (1,048)         7,011            (326)          5,637

Interest-bearing liabilities:
  Deposits:
    NOW and money markets             (22)            (7)              0             (29)
    Passbook accounts                  93             58               1             152
    Certificates of deposit           201          1,722              20           1,943
                                   ------------------------------------------------------
       Total deposits                 272          1,773              21           2,066

Borrowings                           (345)         3,201            (626)          2,230
                                   ------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities        (73)         4,974            (605)          4,296

Net change in net interest income   ($975)        $2,037            $279          $1,341
                                   ======================================================

RESULTS OF OPERATIONS

The Company reported net income of $3.7 million and $6.9 million for the three and six months ended June 30, 1999, respectively, as compared to $1.9 million and $3.6 million during the same periods in 1998. The increased income of $1.8 million and $3.3 million, respectively, for these three and six month periods primarily reflects the results of investment of the conversion proceeds received in the 1998 conversion from a mutual to stock form of ownership.

Interest income increased by $1.2 million or 5.2 percent to $25.2 million for the three months ended June 30, 1999 compared to $24.0 million for the second quarter of 1998. For the six month period ended June 30, 1999 interest income was $50.8 million compared to $45.9 million for the similar period in 1998, a $4.9 million or 10.7 percent increase. Increases in volume of loans and securities created increases in both the three and six month periods when compared to the prior year. Such increases were partially offset by a decline in the yields on total loans and securities from 7.83 percent and 6.94, respectively, percent for the quarter ended June 30, 1998 to 7.33 percent and
6.73 percent for the quarter ended June 30, 1999. Similarly yields for the six month period on total loans and securities also experienced a decline from 7.85 percent and 7.05 percent for the six months ended June 30, 1998 compared to 7.42 percent and 6.75 percent for the six month period ended June 30, 1999.

Interest expense decreased from $15.0 million for the three months ended June 30, 1998 to $13.5 million for the three months ended June 30, 1999, a $1.5 million or 10.2 percent decrease. For the six month period ended June 30, 1998 interest expense was $28.4 million compared to $27.2 million for the same period in 1999, a $1.2 million or 4.3 percent decrease. These decreases were mainly a result of a reduction in the rates paid and to a lesser degree, the average balance of deposits in both the three month and six month periods when compared to the similar period of the prior year, although a significant portion of the decrease was the result of reduced volume of certificates of deposit when comparing both the three month and six month numbers. The decrease in interest expense on deposits was tempered by an increase in interest expense on borrowed money. This increase in interest expense on borrowed money was the result of increases in both rate and volume. Average balances were affected in the second quarter of 1998 by receipt of conversion proceeds and existing deposits that were used to purchase stock in July 1998.

The Company's provision for loan losses for the three months ended June 30, 1999 was $150,000 compared to $105,000 for the three months ended June 30, 1998. The provision for loan losses for the six months ended June 30, 1999 was $300,000 compared to $195,000 for the six months ended June 30, 1998. The Company recorded higher provisions in the 1999 periods due to an overall increase in the Company's loan portfolio as well as an increased amount of commercial real estate loans. Management believes that as of June 30, 1999 the allowances for loan losses was adequate; however, no assurances can be given that future charge-offs and/or additional provisions will not be needed.

During the second quarter of 1999, the Company's data processing systems were integrated so that all customer records are now processed on the same system. As part of this data processing conversion, the manner in which non-accrual status was computed on loans converted from SuburbFed Financial Corp. ("SFC") was changed to a more conservative calculation which is consistent with the calculation of the Company's other loans. As a result, non-accrual loans at December 31, 1998 were $9.0 million, while at June 30, 1999, such loans totaled $11.8 million with the majority of such increases resulting from the change in methodology.

Non-interest income for the three months ended June 30, 1999 was $1.5 million compared to $1.7 million for the same period in 1998. Non-interest income for the six months ended June 30, 1999 was $2.8 million compared to $3.2 million for the same period in 1998. The largest variance from 1998 to 1999 in non-interest income was a result of gains on the sale of investments recorded in the first six months of 1998 of approximately $400,000 compared to approximately $40,000 of such gains recorded in 1999.

Non-interest expense was $7.0 million for the three months ended June 30, 1999 compared to $7.5 million for the same period of 1998. Non-interest expense was $14.5 million for the first six months of 1999 compared to $14.7 million for the first six months of 1998. The reduction in non-interest expense reflects modest reductions in most areas as a result of continued emphasis on cost controls which more than offset the $357,000 expense of implementation of the RRP during the second quarter of 1999.

Income tax expense for the three months ended June 30, 1999 was $2.4 million or
39.2 percent of income before income taxes compared to $1.2 million or 38.4 percent of income before income taxes for the three months ended June 30, 1998. For the six months ended June 30, 1999 income tax expense was $4.6 million or
40.1 percent of income before income taxes. This compares to $2.2 million or
37.4 percent for a similar period in 1998. Increased income levels as a result of the merger with SFC in July 1998 combined with the interest on the net proceeds of the conversion raised the Company's federal tax rate from 34 to 35 percent. The Company is currently evaluating various tax strategies in an effort to reduce its overall tax rate.

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

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At June 30, 1999 the total approved investment and loan origination commitments outstanding amounted to $53.6 million. At the same date, the unadvanced portion of construction loans amounted to $34.8 million. Investment securities scheduled to mature in one year or less at June 30, 1999 totaled $1.8 million while certificates of deposit scheduled to mature in one year or less at such date totaled $378.2 million.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At June 30, 1999 the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision ("OTS"). The current requirements and the Bank's actual levels are set forth below (dollars in thousands):

                    Required Capital      Actual Capital        Excess Capital
                    ----------------      --------------        --------------
                    Amount   Percent    Amount     Percent     Amount   Percent
                    ------   -------    ------     -------    -------   -------
Tangible capital   $21,181     1.50%   $154,704     10.96%   $133,523      9.46%

Core capital        56,484     4.00     154,704     10.96      98,220      6.96

Risk-based capital  50,983     8.00     160,319     25.16     109,336     17.16

YEAR 2000 CONSIDERATIONS

In preparation for the year 2000 (the "Year 2000 Issue"), the Company has developed a Year 2000 Plan (the "Plan") and a Year 2000 Business Resumption Contingency Plan. The plans have been presented and approved by the Board of Directors. The Plan was developed using the guidelines set forth by the Federal Financial Institutions Examination Council (FFIEC). The Company assigned responsibility for the Plan to the Year 2000 Committee which reports to the Board of Directors. The Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue.

The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (i.e., securities safekeeping services, securities pricing information, etc.). The Year 2000 Committee has worked and will continue to work with those third party vendors to assess and test their Year 2000 readiness. The Committee has completed its inventory, assessment, renovation and testing of its mission critical systems. Management presently believes that the Company's third party vendors have taken all necessary and appropriate steps to modify existing software and hardware to ensure that critical systems will function properly. The most significant hurdle the Company has encountered in verifying and testing all mission critical third parties is the limited ability of the Company to independently test the preparedness of its telephone and electric utility providers.

The Company has identified 41 mission critical (without which the Company cannot reasonably operate) applications operated by third party vendors. The list is continually reviewed and updated to include new applications or remove unnecessary applications. Of such mission critical and critical applications, the Company has been informed that all are Year 2000 compliant. While the Company has received assurances from these vendors as to compliance, their assurances are not guarantees and may not be enforceable. The Company's primary data service processor has completed its initial testing of its systems (in which the Company has been involved), with all systems evidencing Year 2000 compliance. To be safe, the Company will conduct further tests following the recent conversion of the former SFC offices to the Company's current data system. Further testing will also be performed when the Bank's original automated teller machines ("ATMs") are converted from its current network to the network system previously used by SFC. The ATM conversion is scheduled for October of this year.

Many of the Company's existing older contracts with vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not actually Year 2000 compliant, the Company's recourse may be limited. If any required modifications and conversions are not properly made, or are not completed on a timely basis, there can be no assurance that potential system interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Nevertheless, the Company does not believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be indicative of future operating results or future financial condition.

The Year 2000 Issue also affects a certain limited number of the Company's customers, particularly in the areas of access to funds and additional expense incurred to achieve compliance. The Company has adopted a plan for evaluating and assessing the level of Year 2000 preparedness of its large or commercial credit customers. While no assurance can be given that the Company's customers will be Year 2000 compliant, management has taken steps to verify that they are adequately addressing, or that they are not faced with, material Year 2000 issues. The Company's credit risk related to the Year 2000 Issue is mitigated by the fact that only a few of such borrowers use networked computer systems or data centers to conduct their operations. In addition, in substantially all cases the credit extended to such borrowers is collateralized by real estate which inherently minimizes the Company's exposure in the event that some borrowers do experience problems or delays in becoming Year 2000 compliant.

Pursuant to FFIEC guidelines, the Company has adopted a Liquidity Contingency Plan to address the potential liquidity issues that federal banking regulations have raised. These plans include ordering extra currency, arranging lines of credit, and utilizing more liquid investments in order to provide the Bank with the ability to maintain smooth operations in the event of abnormally large withdrawals of funds by consumers concerned with the effect of the advent of the Year 2000. In addition, the Company has embarked on an extensive consumer education and awareness program regarding the Company's state of preparedness. The program includes among other things, multiple correspondence and communication pieces, several seminars for customers and lobby materials.

The Company has its own company-wide Year 2000 business resumption and contingency plan. The plan has been revised to reflect the conversion and merger of the former SFC offices into the data system that the Bank's offices used. The Company has had a comprehensive business interruption and disaster recovery contingency plan for many years. The plan is continually updated. The Company has developed even more specific contingency plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans are designed to provide documented actions to allow the Company to maintain and/or resume normal operations in the event of any failure in mission critical or critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. Such plans include off-line system processing methods, back-up systems, and other methods to enable the Company to continue to operate in the event Year 2000 related problems are encountered.

The OTS set June 30, 1999 as the target date by which all thrift institutions, their vendors and their service bureaus should have had Year 2000 upgrades and testing largely completed. This provides the Company sufficient time for verifying that all systems are working properly and to correct any problems detected by the testing. The OTS also recommends independent evaluation of the level of preparedness of the Company and its service bureau. Management understands the importance of these recommendations and believes the Company has met those guidelines.

Management has retained an independent accounting firm to review all Year 2000 compliance efforts. The results of their review were discussed with the Board of Directors. Likewise, the Company's primary data service bureau has retained an independent accounting firm to perform a review of its functions. We have been provided complete copies of their report. Finally, the Company and its primary data service bureau, like those of all federally insured depository institutions, have been subjected to multiple examinations by the OTS pursuant to FFIEC guidelines with respect to the Year 2000 Issue.

The costs of modifications to the existing software is being absorbed for the most part by the third party vendors. However, the Company recognizes the need to purchase new hardware and software. Based upon current estimates, the Company has budgeted up to $600,000, including hardware, software, staffing, customer awareness and other issues, for completing the Year 2000 project. The Company estimates it has incurred nearly $300,000 in costs of addressing the Year 2000 Issue to date. It is estimated that testing costs and indirect income reductions, due to plans to increase the amount of currency stored in the Bank use more liquid investment vehicles in order to abrogate the effect of any abnormal withdrawal levels, will eventually account for almost half of the costs incurred.

Please be advised that this portion of this Quarterly Report is designated as a Year 2000 Readiness Disclosure pursuant to the Year 2000 Information and Readiness Disclosure Act (Public Law 105-271, October 19, 1998). It is intended for informational purposes only and is not intended to be a representation or warranty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report for the year ended December 31, 1998. There has been no material change in the Company's asset and liability position or the market value of the Company's portfolio equity since December 31, 1998.

PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Not applicable

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of the Company was held on May 4, 1999 ("Annual Meeting")

(b)      Not applicable.

(c) There were 21,872,496 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 18,671,529 shares were represented at the meeting by the holders thereof, which constitute a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

         (1)   Election of directors for a three-year term.

               Sally A. Abbott     FOR 17,203,390       WITHHELD 1,468,139
                                       ----------                ---------

               Gregory W. Blaine   FOR 17,507,970       WITHHELD 1,163,559
                                       ----------                ---------

               Thomas J. Burns     FOR 17,259,395       WITHHELD 1,412,134
                                       ----------                ---------

         (2) Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1999.

               FOR 17,972,766      AGAINST 332,056     ABSTAIN 366,707
                   ----------              -------             -------

               Each of the proposals was adopted by the stockholders of the Company.

(d)      Not applicable.

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

CFS BANCORP, INC.

Date:  August 11, 1999      By:  /s/ Thomas F. Prisby
                            --------------------------------------------
                                     Thomas F. Prisby, Chairman and
                                     Chief Executive Officer

Date:  August 11, 1999      By:  /s/ John T. Stephens
                            --------------------------------------------
                                     John T. Stephens, Executive Vice President
                                     and Chief Financial Officer