Form 10-Q
period 1999-09-30
CFS BANCORP INC
filed 1999-11-12
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended September 30, 1999.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to               .
                                      ----------------    --------------

                         Commission file number: 0-24611

                                CFS Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                            35-2042093
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

The Registrant had 19,547,216 shares of Common Stock issued and outstanding as of October 29, 1999.

                               CFS BANCORP, INC.

                                     INDEX

                                                                                       Page No.
                                                                                       --------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition at September 30,
                    1999 and December 31, 1998                                            3

                    Consolidated Statements of Income for the Three and Nine
                    Months Ended September 30, 1999 and 1998                              4

                    Consolidated Statements of Changes in Stockholders' Equity
                    for the Nine Months Ended September 30, 1999                          5

                    Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 1999 and 1998                              6

                    Notes to Consolidated Financial Statements                            8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                             12

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk                                                                  23

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                     23

         Item 2.    Changes in Securities and Use of Proceeds                             23

         Item 3.    Defaults upon Senior Securities                                       23

         Item 4.    Submission of Matters to a Vote of Security Holders                   23

         Item 5.    Other Information                                                     23

         Item 6.    Exhibits and Reports on Form 8-K                                      23

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                  September 30, 1999     December 31, 1998
                                                                  ------------------     -----------------
ASSETS
Cash and amounts due from depository institutions                    $     17,723           $    19,067
Interest-bearing deposits                                                   1,017                25,201
Federal funds sold                                                            100                 5,575
                                                                     -------------          ------------
     Cash and cash equivalents                                             18,840                49,843

Investment securities available-for-sale                                   43,751                34,720
Investment securities held-to-maturity
  (fair value 1999-$191,539; 1998-$169,263)                               198,753               166,500
Mortgage-related securities available-for-sale                            307,344               277,888
Mortgage-related securities held-to-maturity
  (fair value 1999-$108,651; 1998-$178,694)                               109,677               176,956
Loans receivable, net                                                     820,785               726,081
Investment in Federal Home Loan Bank stock, at cost                        15,985                 8,183
Office properties and equipment                                            16,523                16,328
Accrued interest receivable                                                11,233                 9,729
Real estate owned                                                           1,129                   435
Prepaid expenses and other assets                                          10,420                 3,954
                                                                     -------------          ------------
          Total assets                                               $  1,554,440           $ 1,470,617
                                                                     -------------          ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                             $    926,957           $   969,802
Borrowed money                                                            383,288               215,271
Advance payments by borrowers for taxes
  and insurance                                                             7,917                 6,057
Other liabilities                                                          22,753                19,399
                                                                     -------------          ------------
          Total liabilities                                             1,340,915             1,210,529
                                                                     -------------          ------------

Stockholders' Equity:
Common stock; $.01 par value:  85,000,000 shares authorized
   Shares issued:  23,184,532 and 22,959,251 at
     September 30,1999 and December 31, 1998, respectively
   Shares outstanding:  19,599,560 and 22,959,251 at
     September 30, 1999 and December 31, 1998, respectively                   232                   230
Additional paid-in capital                                                187,068               186,062
Retained earnings, substantially restricted                                92,303                87,178
Treasury stock, at cost:  3,584,972 and -0- shares at
   September 30, 1999 and December 31, 1998, respectively                 (38,134)                   --
Unearned common stock acquired by Employee Stock
   Ownership Plan                                                         (13,093)              (13,093)
Unearned common stock acquired by Recognition and
   Retention Plan                                                          (6,784)                   --
Accumulated other comprehensive (loss), net of tax                         (8,067)                 (289)
                                                                     -------------          ------------
          Total stockholders' equity                                      213,525               260,088
                                                                     -------------          ------------

          Total liabilities and stockholders' equity                 $  1,554,440           $ 1,470,617
                                                                     -------------          ------------

See accompanying notes

                               CFS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Thousands Except Per Share Data)
                                  (Unaudited)

                                                           For Three Months Ended          For Nine Months Ended
                                                                  September 30,                   September 30,
                                                                  -------------                   -------------
                                                               1999           1998            1999            1998
                                                               ----           ----            ----            ----
Interest income:
  Loans                                                      $14,717        $13,309         $42,538         $38,144
  Mortgage-related securities                                  7,276          5,863          22,710          16,743
  Other investment securities                                  3,768          6,029          10,620          15,306
  Other                                                          392            844           1,119           1,704
                                                                 ---            ---           -----           ----
          Total interest income                               26,153         26,045          76,987          71,897

Interest expense:
  Deposits                                                     9,638         10,225          29,897          34,670
  Borrowings                                                   4,776          3,794          11,726           7,786
  Subscription deposits                                           --            701              --             701
                                                                  --            ---              --             ---
          Total interest expense                              14,414         14,720          41,623          43,157
                                                              ------         ------          ------          ------
          Net interest income                                 11,739         11,325          35,364          28,740
  Provision for losses on loans                                  150          1,285             450           1,480
                                                                 ---          -----             ---           -----
          Net interest income after
          provision for losses on loans                       11,589         10,040          34,914          27,260

Non-interest income:
  Loan fees                                                      227            178             697             665
  Insurance commissions                                          200            134             619             652
  Investment commissions                                         300            242           1,056             632
  Gain (loss) on sale of available-for-sale
    investment securities - net                                   45            (46)             83             369
  Net gain (loss) on sale of loans                                (5)            --              63              --
  Unrealized loss on securities held for trade, net               --            (66)             --             (21)
  Gain (loss) on sale of real estate owned                        40             --              12             (16)
  Net gain on sale of office properties                            3            134               3             134
  Other income                                                   351            323           1,389           1,729
                                                              ------           ----          ------           -----
          Total non-interest income                            1,161            899           3,922           4,144

Non-interest expense:
  Compensation and employee benefits                           4,979          5,483          14,004          14,362
  Net occupancy expense                                          619            367           1,903           2,083
  Furniture and equipment expense                                584            831           1,652           1,547
  Federal deposit insurance premiums                             139            153             433             461
  Data processing                                                291            240             885             731
  Marketing                                                      117            133             330             515
  Real estate operations                                          --              3              --               3
  Merger related expense                                          --          6,503              --           6,503
  Contribution to the Citizens Savings Foundation                 --          3,013              --           3,013
  Other general and administrative expenses                    1,103          1,640           3,150           3,799
                                                              ------          -----           -----           -----
          Total non-interest expense                           7,832         18,366          22,357          33,017
                                                              ------         ------          ------          ------

Income (loss) before income taxes                              4,918         (7,427)          16,479         (1,613)
Income tax expense (benefit)                                   1,949         (2,947)          6,580            (772)
                                                              ------         ------           -----            ----

          Net income (loss)                                   $2,969        ($4,480)         $9,899           ($841)
                                                              ======        =======          ======           =====

Per share data:
  Basic earnings (loss) per share                              $0.16         ($0.21)           $0.49            N/A
  Diluted earnings (loss) per share                             0.16          (0.21)            0.49            N/A
  Cash dividends declared per share                             0.09           0.08             0.25            N/A
  Weighted average shares outstanding                     18,556,856     21,431,475       20,001,677            N/A
  Weighted average diluted shares outstanding             18,893,862     21,828,746       20,338,683            N/A

See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                                   Unearned     Unearned
                                                                                                     Common       Common
                                                             Additional                               Stock        Stock
                                                 Common         Paid-In    Retained    Treasury    Acquired     Acquired
                                                  Stock         Capital    Earnings       Stock     by ESOP       by RRP
                                                  -----         -------    --------       -----     -------       ------
Balance January 1, 1999                            $230        $186,062    $ 87,178      $   --    ($13,093)      $   --

Net income                                           --              --       9,899          --          --           --
Other comprehensive income, net of tax:
Change in unrealized appreciation on
   available-for-sale securities, net of tax         --              --          --          --          --           --
                                                   ---------------------------------------------------------------------
Total comprehensive income (loss)                  $ --        $     --    $  9,899      $   --     $    --       $   --
                                                   ---------------------------------------------------------------------

Purchase of treasury stock                           --              --          --     (38,134)         --           --

Exercise of stock options                             2             934          --          --          --           --

Tax effect related to stock options
   exercised                                         --              72          --          --          --           --

Purchase of shares for Recognition and
   Retention Plan                                    --              --          --          --          --       (7,499)

Amortization of awards under Recognition             --              --          --          --          --          715
   and Retention Plan

Dividends declared on common stock                   --              --      (4,774)          --         --           --
                                                   ---------------------------------------------------------------------

Balance September 30, 1999                         $232        $187,068     $ 92,303    ($38,134)  ($13,093)     ($6,784)
                                                   ====        ========     ========    =========  =========     ========




                                                     Accumulated
                                                           Other
                                                   Comprehensive
                                                          (Loss)       Total
                                                          ------       -----
Balance January 1, 1999                                    ($289)    $260,088

Net income                                                    --        9,899
Other comprehensive income, net of tax:
Change in unrealized appreciation on
   available-for-sale securities, net of tax              (7,778)      (7,778)
                                                   --------------------------
Total comprehensive income (loss)                        ($7,778)      $2,121
                                                   --------------------------

Purchase of treasury stock                                    --      (38,134)

Exercise of stock options                                     --          936

Tax effect related to stock options
   exercised                                                  --           72

Purchase of shares for Recognition and
   Retention Plan                                             --       (7,499)

Amortization of awards under Recognition                      --          715
   and Retention Plan

Dividends declared on common stock                            --       (4,774)
                                                   --------------------------

Balance September 30, 1999                               ($8,067)    $213,525
                                                         ========    ========

See accompanying notes

                               CFS BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                              -------------
                                                                         1999                1998
                                                                         ----                ----
Operating activities:
  Net income (loss)                                                     $9,899              ($841)
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Contribution of stock to The Citizens Savings Foundation               --              3,000
     Provision for losses on loans                                         450              1,480
     Depreciation expense                                                1,536              1,495
     Deferred income taxes                                              (2,792)            (2,323)
     Amortization of cost of stock benefit plans                           715                 81
     Change in deferred income                                           1,014                306
     Increase in interest receivable                                    (1,504)            (2,072)
     Decrease in accrued interest payable                                  855              1,855
     Proceeds from sale of loans held for sale                           7,273              8,493
     Origination of loans held for sale                                 (7,564)            (8,739)
     Proceeds from sale of credit card loans                             1,533                 --
     Net gain on sale of securities held for trade                          --                (53)
     Unrealized gain on securities held for trade                           --                 21
     Net gain on sale of credit card loans                                 (59)                --
     Net gain on sale of available for sale securities                     (45)              (224)
     Net gain on sale of loans                                              (5)               (71)
     Gain of sale of office property                                        (3)              (161)
     Proceeds from sales of securities held for trade                       --                409
     Purchase of securities held for trade                                  --               (456)
     Net loss (profit) on sale of real estate owned                        (12)                16
     Proceeds from sale of real estate held for development and sale        --              1,071
     Decrease in prepaid expenses and other assets                       1,700              2,083
     Increase in other liabilities                                       2,610              3,978
                                                                        ------              -----

Net  cash provided by operating activities                              15,601              9,348
                                                                       -------              -----

Investing activities:
  Available for sale investment securities:
     Purchases                                                         (32,666)           (27,867)
     Repayments                                                            133                 --
     Sales                                                              23,179                593
  Held to maturity investment securities:
     Purchases                                                         (90,073)          (323,949)
     Repayments and maturities                                          57,820            301,476
  Available for sale mortgage-related securities:
     Purchases                                                         (79,629)          (149,119)
     Repayments                                                         36,374             31,658
     Sales                                                               1,088              4,311
  Held to maturity mortgage-related securities:
     Purchases                                                              --            (74,040)
     Repayments                                                         67,279            111,266
  Purchase of Federal Home Loan Bank stock                              (8,749)            (1,045)
  Redemption of Federal Home Loan Bank stock                               947                700
  Loan originations and principal payments on loans                    (98,461)          (117,075)
  Construction costs on real estate owned                                  (81)               (86)
  Proceeds from sale of real estate owned                                  513              1,489
  Purchases of property and equipment                                   (1,731)            (2,411)

                               CFS BANCORP, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                               ------------
                                                              1999       1998
                                                              ----       ----

  Disposals of property and equipment                       $      3   $  1,462
                                                            --------   --------
Net cash used in investing activities                       (124,054)  (242,637)
                                                            --------   --------

Financing activities:
  Proceeds from exercise of stock options                        936        684
  Dividends paid on common stock                              (4,774)    (2,037)
  Proceeds from sale of treasury stock                            --         32
  Purchase of treasury stock                                 (38,134)        --
  Purchase of shares for Recognition and Retention Plan       (7,499)        --
  Net increase in NOW, passbook and money
    market accounts                                           10,021     14,027
  Net decrease in certificates of deposit                    (52,977)   (29,945)
  Net increase in advance payments by borrowers for
    taxes and insurance                                        1,860      3,067
  Proceeds of stock conversion, net                               --    160,968
  Net increase in borrowed funds                             168,017    107,726
                                                            --------   --------
  Net cash flows provided by financing activities             77,450    245,522
                                                            --------   --------
  Increase (decrease) in cash and cash equivalents           (31,003)    12,233
  Cash and cash equivalents at beginning of period            49,843     20,837
                                                            --------   --------
  Cash and cash equivalents at end of period                $ 18,840   $ 42,070
                                                            ========   ========

  Supplemental disclosure of non-cash activities:
    Transfer of loans to real estate owned                  $  1,112   $    547
    Loans securitized into mortgage-related securities            --      3,402

See accompanying notes

                               CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 1998 contained in the CFS Bancorp, Inc. (the "Company") annual report. The results for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

Previously reported financial statements and other financial disclosures included in this Form 10-Q have been restated to include the merger of SuburbFed Financial Corp. ("SFC") with and into the Company on July 24, 1998, which was accounted for using the pooling of interests method of accounting.

2.       LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                           September 30, 1999                  December 31, 1998
                                           ------------------                  -----------------
                                                          (Dollars in Thousands)
Mortgage Loans:                          Amount             %                Amount           %
                                         ------           -----              ------         -----
  Single-family residential             $649,028          72.98%            $596,199        80.08%
  Multi-family residential                33,161           3.73               21,050         2.83
  Commercial real estate                  68,523           7.71               38,999         5.24
Construction and land
  development:
       Single-family residential          34,541           3.88               31,516         4.23
       Multi-family residential           33,987           3.82                   --           --
       Other                              40,351           4.54               19,645         2.64
  Home equity                             14,899           1.68               19,589         2.63
                                    ---------------------------         -------------------------
          Total mortgage loans           874,490          98.34              726,998        97.65

Other loans                               14,792           1.66               17,503         2.35
                                    ---------------------------         -------------------------
          Total loans receivable         889,282         100.00%             744,501       100.00%
                                    ---------------------------         -------------------------

Less:
  Undisbursed portion of
    loan proceeds                         61,934                              13,068
  Allowance for losses on
    loans                                  5,762                               5,357
  Deferred loan fees                         801                                  (5)
                                    ===========================         =========================
Loans receivable, net                   $820,785                            $726,081
                                    ===========================         =========================

3.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows at the dates indicated (in thousands):


Available-for-Sale at September 30, 1999:                                    Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Trust preferred securities                                  $4,922             $--            $249          $4,673
Equity securities                                            8,751             803             343           9,211
Callable agency securities and corporate bonds              29,992              13             138          29,867
                                                           -------            ----            ----         -------
                                                           $43,665            $816            $730         $43,751
                                                           =======            ====            ====         =======

Available-for-Sale at December 31, 1998:
                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities and corporate
  bonds                                                     $1,973             $38             $ -          $2,011
Trust preferred securities                                  25,399               4             704          24,699
Equity securities                                            7,767             427             184           8,010
                                                           -------            ----            ----         -------
                                                           $35,139            $469            $888         $34,720
                                                           =======            ====            ====         =======

Held-to-Maturity at September 30, 1999:

                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities and corporate
  bonds                                                   $198,753             $ -          $7,214        $191,539
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
                                                          ========          ======            ====        ========

4.        MORTGAGE-RELATED SECURITIES

The amortized cost of mortgage-related securities and their fair values are as follows (in thousands):

Available-for-Sale at September 30, 1999:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $60,294             $73          $2,342        $58,025
Real estate mortgage investment conduits
  and collateralized mortgage obligations              259,820             150          10,651        249,319
                                                      --------            ----         -------       --------
                                                      $320,114            $223         $12,993       $307,344
                                                      ========            ====         =======       ========

Available-for-Sale at December 31, 1998:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $59,912            $739            $101        $60,549
Real estate mortgage investment conduits
  and collateralized mortgage obligations              218,035             810           1,507        217,339
                                                      --------          ------          ------       --------
                                                      $277,947          $1,549          $1,608       $277,888
                                                      ========          ======          ======       ========

Held-to-Maturity at September 30, 1999:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $40,278             $54          $1,656        $38,676
Real estate mortgage investment conduits
  and collateralized mortgage obligations               69,399             828             252         69,975
                                                      --------            ----          ------       --------
                                                      $109,677            $882          $1,908       $108,651
                                                      ========            ====          ======       ========

Held-to-Maturity at December 31, 1998:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $48,246            $201            $512        $47,935
Real estate mortgage investment conduits
  and collateralized mortgage obligations              128,710           2,251             202        130,759
                                                      --------          ------            ----       --------
                                                      $176,956          $2,452            $714       $178,694
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

6.       EARNINGS PER SHARE

Earnings per share for the nine months ended September 30, 1998 is not applicable, as Citizens Financial Services, FSB's (the "Bank") conversion from mutual-to-stock form and the holding company formation was not completed until July 24, 1998. Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                       Three Months Ended   Nine Months Ended   Three Months Ended
                                                        September 30,1999   September 30, 1999  September 30, 1998
                                                        -----------------   ------------------  ------------------
                                                              (Dollars in thousands, except per share data)
Net income (loss)                                                $2,969              $9,899             ($4,480)
Weighted average number of common shares outstanding         19,797,955          21,272,682          22,815,141
Average ESOP shares not committed to be released             (1,241,099)         (1,271,005)         (1,383,666)
                                                             ----------          ----------          ----------
Weighted average number of shares outstanding for
  basic earnings per share computation purposes              18,556,856          20,001,677          21,431,475
Dilutive effects of stock options                               337,006             337,006             397,271
                                                             ----------          ----------          ----------
Weighted average shares and common share equivalents
  outstanding for diluted earnings per share purposes        18,893,862          20,338,683          21,828,746
                                                             ==========          ==========          ==========
Basic earnings (loss) per share                                   $0.16               $0.49              ($0.21)
Diluted earnings (loss) per share                                 $0.16               $0.49              ($0.21)


7.        COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income (in thousands):

                                                         Three Months Ended              Nine Months Ended
                                                           September 30,                   September 30,
                                                           -------------                   -------------
                                                         1999          1998              1999          1998
                                                         ----          ----              ----          ----
Net income (loss)                                       $2,969       ($4,480)           $9,899         ($841)
Net change in unrealized gain or (loss) on
   securities available-for-sale, net                   (3,678)          276            (7,778)          601
                                                        ------      --------           -------        ------
Comprehensive income                                     ($709)      ($4,204)           $2,121         ($240)
                                                        ======      ========           =======        ======

8.       NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                                                                   (Dollars In Thousands)
Non-accrual loans:                                                        September 30,         December 31,
  Mortgage loans:                                                                  1999                 1998
                                                                                   ----                 ----
    Construction and land development                                              $466                 $469
    Single-family residential                                                     6,643                5,137
    Multi-family residential                                                        471                  516
    Non-residential                                                               2,325                2,754
    Other loans                                                                     834                   77
                                                                                -------               ------
    Total non-performing loans                                                   10,739                8,953
Other real estate owned                                                           1,129                  435
                                                                                -------               ------
    Total non-performing assets                                                 $11,868               $9,388
                                                                                =======               ======

    Non-performing assets to total assets                                          0.76%                0.64%
    Non-performing loans to total loans                                            1.45                 1.20

The following table is a summary of changes in the allowance for losses on loans for the nine months ended September 30, 1999 and the year ended December 31, 1998: (Dollars in Thousands)

                                                                      Nine Months Ended           Year Ended
                                                                           September 30,         December 31,
                                                                                   1999                 1998
                                                                                   ----                 ----
   Balance at beginning of period                                               $ 5,357               $3,825
   Provision for loan losses                                                        450                1,630
   Charge-offs                                                                      (89)                (125)
   Recoveries                                                                        44                   27
   Balance at end of period                                                     $ 5,762               $5,357
                                                                                =======               ======
   Allowance for loan losses to total non-performing loans at end
     of period                                                                   53.65%               59.84%
   Allowance for loan losses to total loans at end of period                      0.70                 0.72

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

CHANGES IN FINANCIAL CONDITION

At September 30, 1999 the Company's total assets amounted to $1.6 billion compared to $1.5 billion at December 31, 1998. Net increases of $94.7 million in loans receivable and $11.3 million in securities of all types, net deposit withdrawals of $42.8 million and re-purchases of an aggregate of $45.2 million of the Company's common stock $38.1 million of which was classified as treasury stock and $7.1 million of which was for the Company's Recognition and Retention Plan ("RRP") were funded by a net decrease in cash and cash equivalent of $31.0 million and a net increase in borrowed money of $168.0 million.

Cash and cash equivalents decreased from $49.8 million at December 31, 1998 to $18.8 million at September 30, 1999. This $31.0 million decrease was used to fund deposit withdrawals, new loans, securities purchases and to repurchase stock for the Company's stock repurchase program and RRP.

Investment securities (available-for-sale and held-to-maturity) increased from $201.2 million at December 31, 1998 to $242.5 million at September 30, 1999. Mortgage-related securities (available-for-sale and held-to-maturity) decreased from $454.8 million to $417.0 million during the same time period. Investment in Federal Home Loan Bank stock increased from $8.2 million to $16.0 million from December 31, 1998 to September 30, 1999. This overall increase of $11.3 million was funded by a decrease in cash and cash equivalents and an increase in borrowed money.

Loans receivable increased from $726.1 million at December 31, 1998 to $820.08 million at September 30, 1999. This net increase of $94.7 million was funded by a decrease in cash and cash equivalents and an increase in borrowed money. Approximately one-half of the increase in loans receivable is the result of continuation of the Company's strategy to increase commercial and construction real estate lending from previous levels.

Deposits decreased from $969.8 million at December 31, 1998 to $927.0 million at September 30, 1999. This net decrease of $42.8 million was funded by a decrease in cash and cash equivalents and an increase in borrowed money. The Company continues to set deposit interest rates to be competitive but not overly aggressive. The Company will continually review this strategy in the fourth quarter should a change in strategy be indicated due to Year 2000 considerations or other factors.

Borrowed money increased by $168.0 million during the first nine months of 1999 from $215.3 million at December 31, 1998 to $383.3 million at September 30, 1999. Borrowed funds consist of advances from the Federal Home Loan Banks ("FHLB") of Indianapolis and Chicago and reverse repurchase agreements. All borrowed money is secured. The increased borrowings were used primarily to fund securities purchases, originations of new loans and net deposit withdrawals. They were also used to fund the purchase of treasury stock under the Company's stock repurchase program as well as shares to fund the RRP.

Stockholders' equity decreased by $46.6 million during the first nine months of 1999 from $260.1 million at December 31, 1998 to $213.5 million at September 30, 1999. This decrease was primarily the result of the purchase of treasury stock (3,584,972 shares) and the funding of the RRP (714,150 shares). A decrease in unrealized appreciation on available-for-sale securities, net of tax (a component of the other comprehensive income) of $7.8 million also contributed to this overall decrease.

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


                                                                                                 Three Months Ended September 30,
                                                              1999                                             1998
                                                                                                     (Dollars in Thousands)
                                                     Average                   Average         Average                     Average
                                                     Balance      Interest    Yield/Cost       Balance       Interest    Yield/Cost
                                            ----------------------------------------------------------------------------------------
Interest - earning assets:
 Loans Receivable
   Real estate loans                                $782,181       $14,394         7.36%      $663,748        $12,655       7.63%
   Other loans                                        14,410           323         8.97%        27,771            654       9.42%
                                               ---------------------------               ----------------------------
     Total loans                                     796,591        14,717         7.39%       691,519         13,309       7.70%
Securities:  (2)                                     655,373        11,044         6.74%       664,244         11,892       7.16%
 Other interest-earning assets (3)                    23,590           392         6.65%        56,942            844       5.93%
                                               ---------------------------               ----------------------------
   Total interest-earning assets                   1,475,554        26,153         7.09%     1,412,705         26,045       7.38%

Non-interest earning assets                           54,275                                    65,094
                                               -------------                             -------------
Total assets                                      $1,529,829                                $1,477,799
                                               =============                             =============

Interest-bearing liabilities:
 Deposits:
   NOW and money market accounts                    $121,258          $683         2.25%      $112,005           $749       2.67%
   Passbook accounts                                 235,251         1,656         2.82%       219,560          1,827       3.33%
   Certificates of deposit                           547,937         7,299         5.33%       629,533          7,649       4.86%
                                               ---------------------------               ----------------------------
   Total deposits                                    904,446         9,638         4.26%       961,098         10,225       4.26%
                                               ---------------------------               ----------------------------

Total borrowings                                     347,182         4,776         5.50%       226,701          4,495       7.93%
                                               ---------------------------               ----------------------------
Total interest-bearing liabilities                 1,251,628        14,414         4.61%     1,187,799         14,720       4.96%

Non-interest bearing liabilities (4)                  60,936                                    82,986
   Total liabilities                               1,312,564                                 1,270,785
Stockholders' equity                                 217,265                                   207,014
                                               -------------                                  --------
   Total liabilities and stockholders' equity     $1,529,829                                $1,477,799
                                               =============                             =============

Net interest-earning assets                         $223,926                                  $224,906
                                               =============                             =============
Net interest income/interest rate spread                           $11,739         2.48%                      $11,325       2.42%
                                                             =============                             ==============
Net interest margin                                                                3.18%                                    3.21%
Ratio of average interest-earning assets to
 average interest-bearing liabilities                                            117.89%                                  118.93%




                                                               1997

                                                   Average                     Average
                                                   Balance      Interest    Yield/Cost
                                            ------------------------------------------
Interest - earning assets:
 Loans Receivable
   Real estate loans                                $536,626        $9,229         6.88%
   Other loans                                        21,114           509         9.64%
                                               ---------------------------
     Total loans                                     557,740         9,738         6.98%
Securities:  (2)                                     543,495        11,563         8.51%
 Other interest-earning assets (3)                    22,091           347         6.28%
                                               ---------------------------
   Total interest-earning assets                   1,123,326        21,648         7.71%

Non-interest earning assets                           41,648
                                               -------------
Total assets                                      $1,164,974
                                               =============

Interest-bearing liabilities:
 Deposits:
   NOW and money market accounts                    $114,920          $734         2.55%
   Passbook accounts                                 208,238         1,809         3.47%
   Certificates of deposit                           634,275         9,567         6.03%
                                               ---------------------------
   Total deposits                                    957,433        12,110         5.06%
                                               ---------------------------

Total borrowings                                      74,167         1,148         6.19%
                                               ---------------------------
Total interest-bearing liabilities                 1,031,600        13,258         5.14%

Non-interest bearing liabilities (4)                  37,159
   Total liabilities                               1,068,759
Stockholders' equity                                  96,215
                                               -------------
   Total liabilities and stockholders' equity     $1,164,974
                                               =============

Net interest-earning assets                          $91,726
                                               =============
Net interest income/interest rate spread                            $8,390         2.57%
                                                             =============
Net interest margin                                                                2.99%
Ratio of average interest-earning assets to
 average interest-bearing liabilities                                            108.89%

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

                                                                                              Nine Months Ended September 30,
                                                                 1999                                       1998
                                                                                                   (Dollars in Thousands)
                                                     Average                      Average       Average                      Average
                                                     Balance      Interest      Yield/Cost      Balance       Interest    Yield/Cost
                                                ------------------------------------------------------------------------------------
Interest - earning assets:
 Loans Receivable
  Real estate loans                                  $753,118       $41,529         7.35%      $628,101        $36,439         7.74%
  Other loans                                          13,667         1,009         9.84%        24,022          1,705         9.46%
                                                ---------------------------               ----------------------------
    Total loans                                       766,785        42,538         7.40%       652,123         38,144         7.80%
Securities:  (2)                                      660,988        33,330         6.72%       598,573         32,049         7.14%
 Other interest-earning assets (3)                     27,275         1,119         5.47%        36,550          1,704         6.22%
                                                ---------------------------               ----------------------------
  Total interest-earning assets                     1,455,048        76,987         7.05%     1,287,246         71,897         7.45%

Non-interest earning assets                            54,070                                    53,445
                                                -------------                             -------------
Total assets                                       $1,509,118                                $1,340,691
                                                =============                             =============

Interest-bearing liabilities:
 Deposits:
  NOW and money market accounts                      $121,224        $2,033         2.24%      $114,700         $2,180         2.53%
  Passbook accounts                                   231,211         4,962         2.86%       214,522          5,343         3.32%
  Certificates of deposit                             566,237        22,902         5.39%       640,911         27,147         5.65%
                                                ---------------------------               ----------------------------
    Total deposits                                    918,672        29,897         4.34%       970,133         34,670         4.76%
                                                ---------------------------               ----------------------------

Total borrowings                                      292,075        11,726         5.35%       168,154          8,487         6.73%
                                                ---------------------------               ----------------------------
Total interest-bearing liabilities                  1,210,747        41,623         4.58%     1,138,287         43,157         5.06%

Non-interest bearing liabilities (4)                   62,144                                    61,495
    Total liabilities                               1,272,891                                 1,199,782
Stockholders' equity                                  236,227                                   140,909
                                                -------------                             -------------
    Total liabilities and stockholders' equity     $1,509,118                                $1,340,691
                                                =============                             =============

Net interest-earning assets                          $244,301                                  $148,959
                                                =============                             =============
Net interest income/interest rate spread                            $35,364         2.47%                      $28,740         2.39%
                                                              =============                             ==============
Net interest margin                                                                 3.24%                                      2.98%
Ratio of average interest-earning assets to
 average interest-bearing liabilities                                             120.18%                                    113.09%
                                                                             ===========                              =============



                                                                     1997

                                                      Average                     Average
                                                      Balance      Interest     Yield/Cost
                                                -----------------------------------------
Interest - earning assets:
 Loans Receivable
  Real estate loans                                  $507,193       $30,919         8.13%
  Other loans                                          20,919         1,475         9.40%
                                                ---------------------------
    Total loans                                       528,112        32,394         8.18%
Securities:  (2)                                      530,004        28,443         7.16%
 Other interest-earning assets (3)                     24,595         1,028         5.57%
                                                ---------------------------
  Total interest-earning assets                     1,082,711        61,865         7.62%

Non-interest earning assets                            40,759
                                                -------------
Total assets                                       $1,123,470
                                                =============

Interest-bearing liabilities:
 Deposits:
  NOW and money market accounts                      $117,395        $2,194         2.49%
  Passbook accounts                                   209,506         5,173         3.29%
  Certificates of deposit                             605,466        27,122         5.97%
                                                ---------------------------
    Total deposits                                    932,367        34,489         4.93%
                                               ----------------------------


Total borrowings                                       64,021         2,910         6.06%
                                                ---------------------------
Total interest-bearing liabilities                    996,388        37,399         5.00%

Non-interest bearing liabilities (4)                   33,258
    Total liabilities                               1,029,646
Stockholders' equity                                   93,824
                                                -------------
    Total liabilities and stockholders' equity     $1,123,470
                                                =============

Net interest-earning assets                           $86,323
                                                =============
Net interest income/interest rate spread                            $24,466         2.61%
                                                             ===========================
Net interest margin                                                                 3.01%
Ratio of average interest-earning assets to
 average interest-bearing liabilities                                             108.66%
                                                                           =============

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

                                                                   Three months ended September 30,
                                                  1999 compared to 1998                            1998 compared to 1997
                                               Increase (decrease) due to                        Increase (decrease) due to
                                  -------------------------------------------------------------------------------------------------
                                                                        (Dollars In Thousands)

                                                                          Total Net                                       Total Net
                                                                           Increase                                        Increase
                                      Rate     Volume     Rate/Volume    (Decrease)     Rate     Volume   Rate/Volume    (Decrease)
                                      ----     ------     -----------    ----------     ----     ------   -----------    ----------
Interest-earning assets:
 Loans receivable:
  Real estate loans                 ($440)     $2,258         ($79)       $1,739      $1,002     $2,186        $238          $3,426
  Other loans                         (32)       (315)          16          (331)        (12)       161          (4)            145
                                  -------------------------------------------------------------------------------------------------
    Total loans receivable           (472)      1,943          (63)        1,408         990      2,347         234           3,571

Securities                           (698)       (159)           9          (848)     (1,833)     2,569        (407)            329
Other interest-earning assets         102        (494)         (60)         (452)        (20)       548         (31)            497
                                  -------------------------------------------------------------------------------------------------

Total net change in income on
 interest-earning assets           (1,068)      1,290         (114)          108        (863)     5,464        (204)          4,397

Interest-bearing liabilities:
 Deposits:
  NOW and money markets              (118)         62          (10)          (66)         35        (19)         (1)             15
  Passbook accounts                  (282)        131          (20)         (171)        (76)        98          (4)             18
  Certificates of deposit             737        (992)         (95)         (350)     (1,861)       (71)         14          (1,819)
                                  -------------------------------------------------------------------------------------------------
    Total deposits                    337        (799)        (125)         (587)     (1,902)         8           9          (1,885)

Borrowings                         (1,376)      2,389         (732)          281         322      2,361         664           3,347
                                  -------------------------------------------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities     (1,039)      1,590         (857)         (306)     (1,580)     2,369         673           1,462

Net change in net interest income    ($29)      ($300)        $743          $414        $717     $3,095       ($877)         $2,935
                                  =================================================================================================

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

                                                                   Nine months ended September 30,
                                                 1999 compared to 1998                             1999 compared to 1998
                                               Increase (decrease) due to                       Increase (decrease) due to
                                                                        (Dollars In Thousands)
                                 ---------------------------------------------------------------------------------------------------

                                                                          Total Net                                        Total Net
                                                                           Increase                                         Increase
                                       Rate     Volume    Rate/Volume   (Decrease)     Rate      Volume    Rate/Volume   (Decrease)
                                       ----     ------    -----------   ----------     ----      ------    -----------   ----------
Interest-earning assets:
 Loans receivable:
  Real estate loans                 ($1,804)    $7,253       ($359)       $5,090      ($1,495)   $7,371         ($356)      $5,520
  Other loans                            68       (735)        (29)         (696)          10       219             1          230
                                 -------------------------------------------------------------------------------------------------
    Total loans receivable           (1,736)     6,518        (388)        4,394       (1,485)    7,590          (355)       5,750

Securities                           (1,866)     3,342        (195)        1,281          (65)    3,679            (8)       3,606
Other interest-earning assets          (204)      (433)         52          (585)         118       500            58          676
                                 -------------------------------------------------------------------------------------------------

Total net change in income on
 interest-earning assets             (3,806)     9,427        (531)        5,090       (1,432)   11,769          (305)      10,032

Interest-bearing liabilities:
 Deposits:
  NOW and money markets                (257)       124         (14)         (147)          38       (51)           (1)         (14)
  Passbook accounts                    (739)       416         (58)         (381)          45       124             1          170
  Certificates of deposit            (1,225)    (3,163)        143        (4,245)      (1,477)    1,588           (86)          25
                                 -------------------------------------------------------------------------------------------------
    Total deposits                   (2,221)    (2,623)         71        (4,773)      (1,394)    1,661           (86)         181

Borrowings                           (1,736)     6,255      (1,280)        3,239          321     4,733           523        5,577
                                 -------------------------------------------------------------------------------------------------
Total net change in expense on
 interest-bearing liabilities        (3,957)     3,632      (1,209)       (1,534)      (1,073)    6,394           437        5,758

Net change in net interest income      $151     $5,795        $678        $6,624        ($359)   $5,375         ($742)      $4,274
                                 =================================================================================================

RESULTS OF OPERATIONS

The Company reported net income of $3.0 million and $9.9 million for the three and nine months ended September 30, 1999, respectively, as compared to net losses of $4.5 million and $841,000 during the same periods in 1998. The increased income of $7.5 million and $10.7 million, respectively, for the three and nine month periods primarily reflects one-time charges (net of taxes) of $7.4 million in the third quarter of 1998. These charges related to the Company's merger with SuburbFed Financial Corp. ("SFC") and the establishment of the Citizens Savings Foundation (a private charitable foundation). The increase of $10.7 million for the nine month period reflects the above-mentioned one-time charges as well as the additional interest income from the investment of the conversion proceeds received in the July 1998 conversion from a mutual to a stock form of ownership.

Interest income increased by $108,000 or 0.4 percent to $26.2 million for the three months ended September 30, 1999 compared to $26.0 million for the third quarter of 1998. For the nine month period ended September 30, 1999 interest income was $77.0 million compared to $71.9 million for the same period in 1998, a $5.1 million or 7.1 percent increase. Increases in volume of loans created increases in the three month period compared to the prior year. Increases in volume of both loans and securities created increases in the nine month period compared to the prior year. These increases were substantially offset by decreases in rates on both loans and securities for the three and nine months period in 1999 compared to 1998. The increase due to increased volumes of both loans and securities was partially offset by decreases in rates on both loans and securities for the nine months ended September 30, 1999 when compared to the same period in 1998.

Interest expense decreased $306,000 or 2.1 percent for the three months ended September 30, 1998 to $14.4 million compared to $14.7 million for the third quarter of 1998. For the nine month period ended September 30, 1999 interest expenses decreased $1.6 million or 3.7 percent to $41.6 million from $43.2 million for the nine months ended September 30, 1998. For the three months ended September 30, 1999 compared to the three months ended September 30, 1998 this decrease resulted from a significant increased volume of borrowed money and increases in certificate rates being offset by reductions in rates on borrowed money and a reduction in the volume of certificates of deposit. For the nine months ended September 30, 1999 compared to the same period in 1998, increased borrowings were partially offset by decreases in most rates.

The Company's provision for loan losses for the three months ended September 30, 1999 was $150,000 compared to $1.3 million for the three months ended September 30, 1998. The provision for loan losses for the nine months ended September 30, 1999 was $450,000 compared to $1.5 million for the nine months ended September 30, 1998. In the third quarter of 1998 such provisions included a one-time charge of $1.2 million to conform SFC's provision for loan loss methodology to that of the Company. Absent this one-time charge, provisions in 1999 were higher than 1998 due to an overall increase in the Company's loan portfolio as well as an increased amount of commercial real estate loans and construction loans, both of which are generally deemed to involve greater risk than loans secured by single-family residences. Provisions for loan losses are tested quarterly and compared to certain benchmarks established by management for reasonableness.

Non-interest income for the three and nine months ended September 30, 1999 was $1.2 million and $3.9 million, respectively, as compared to $900,000 and $4.1 million during the same periods in 1998. The increase for the three month period is reflective of an increase in loan fees and insurance and investment commissions. The reduction in non-interest income for the nine month period is primarily the result of a $305,000 reduction in net gains on the sale of assets.

Non-interest expense for the three months ended September 30, 1999 was $7.8 million compared to $18.4 million for the three months ended September 30, 1998. Non-interest expense for the nine months ended September 30, 1999 was $22.4 million compared to $33.0 million for the nine months ended September 30, 1998. Both the three and nine month figures for 1998 reflect one-time charges of $9.5 million. Without these one-time charges, reductions in non-interest expense reflect modest reductions in a variety of areas as a result of continued emphasis on cost controls offset somewhat by the cost of implementing the RRP during the second quarter of 1999.

Income tax expense for the three months and nine months ended September 30, 1999 was $1.9 million and $6.6 million, respectively. These amounts represented 39.6 percent and 39.9 percent, respectively, of net income before income taxes. This compares to income tax benefits of $2.9 million and $772,000 for the three and nine months ended September 30, 1998 respectively. Prior to the one-time charges and the related tax benefits therein the 1998 tax rate was 38.7 percent. Increased income levels as a result of the merger with SFC in July 1998 raised the Company's federal tax rate from 34 to 35 percent. The Company is implementing various tax strategies which should reduce its effective tax rate in 2000.

LIQUIDITY AND COMMITMENTS

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization payments, prepayments and maturities of outstanding loans and mortgage-related securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. In addition, the Company invests excess funds in federal funds sold and other short-term interest earning assets which provide liquidity to meet lending and investing requirements.

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At September 30, 1999 the total approved investment and loan origination commitments outstanding amounted to $103.4 million. At the same date, the unadvanced portion of construction loans amounted to $62.3 million. Investment securities scheduled to mature in one year or less at September 30, 1999 totaled $207,000 while certificates of deposit scheduled to mature in one year or less at such date totaled $392.2 million.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At September 30, 1999 the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision ("OTS"). The current requirements and the Bank's actual levels are set forth below (dollars in thousands):

                     Required Capital       Actual Capital       Excess Capital
                     ----------------       --------------       --------------
                    Amount     Percent    Amount     Percent    Amount   Percent
                    ------     -------    ------     -------    ------   -------
Tangible capital    $22,546     1.50%    $155,903     10.37%   $133,357    8.87%

Core capital         60,123     4.00      155,903     10.37      95,780    6.37

Risk-based capital   57,489     8.00      161,561     22.48     104,063   14.48

YEAR 2000 CONSIDERATIONS

In preparation for the year 2000 (the "Year 2000 Issue"), the Company has developed a Year 2000 Plan (the "Plan") and a Year 2000 Business Resumption Contingency Plan. The plans have been presented to and approved by the Board of Directors. The Plan was developed using the guidelines set forth by the Federal Financial Institutions Examination Council ("FFIEC"). The Company assigned responsibility for the Plan to the Year 2000 Committee which reports to the Board of Directors. The Plan recognizes that the Company's operating, processing and accounting operations are computer reliant and could be affected by the Year 2000 Issue.

The Company is primarily reliant on third party vendors for its computer output and processing, as well as other significant functions and services (e.g., securities safekeeping services, securities pricing information, etc.). The Year 2000 Committee has worked and will continue to work with those third party vendors to assess and test their Year 2000 readiness. The Committee has completed its inventory, assessment, renovation and testing of its mission critical systems. Management presently believes that the Company's third party vendors have taken all necessary and appropriate steps to modify existing software and hardware to ensure that critical systems will function properly.

The Company has identified 41 mission critical (without which the Company cannot reasonably operate) applications operated by third party vendors. The list is continually reviewed and updated to include new applications or remove unnecessary applications. Of such mission critical and critical applications, the Company has been informed that all are Year 2000 compliant. While the Company has received assurances from these vendors as to compliance, their assurances are not guarantees and may not be enforceable. The Company's primary data service processor has completed its testing of its systems (in which the Company has been involved), with all systems evidencing Year 2000 compliance.

Many of the Company's existing older contracts with vendors do not include Year 2000 certifications or warranties. Thus, in the event such vendor's products and/or services are not actually Year 2000 compliant, the Company's recourse may be limited. If any required modifications and conversions are not properly made, or are not completed on a timely basis, there can be no assurance that potential system interruptions or unanticipated additional expense incurred to obtain Year 2000 compliance would not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects. Nevertheless, the Company does not believe that the costs or the consequences of incomplete or untimely resolution of its Year 2000 issues represent a known material event or uncertainty that is reasonably likely to affect its future financial results, or cause its reported financial information not to be indicative of future operating results or future financial conditions.

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

Pursuant to FFIEC guidelines, the Company has adopted a Liquidity Contingency Plan to address the potential liquidity issues that federal banking regulations have raised. These plans include ordering extra currency, utilizing lines of credit, holding more liquid investments in order to provide the Bank with the ability to maintain smooth operations in the event of abnormally large withdrawals of funds by consumers concerned with the effect of the advent of the Year 2000. In addition, the Company has embarked on an extensive consumer education and awareness program regarding the Company's state of preparedness.

The program includes among other things, multiple correspondence and communication pieces, seminars for customers, employee education, lobby materials, signs and lapel stickers.

The Company has its own company-wide Year 2000 business resumption and contingency plan. The plan has been revised to reflect the conversion and merger of the former SFC offices into the data system that the Bank's offices use. The Company has had a comprehensive business interruption and disaster recovery contingency plan for many years. The plan is continually updated. The Company has developed even more specific contingency plans which address operational policies and procedures in the event of data processing, electric power supply and/or telephone service failures associated with the Year 2000. Such contingency plans are designed to provide documented actions to allow the Company to maintain and/or resume normal operations in the event of any failure in mission critical or critical applications. Such plans identify participants, processes and equipment that will be necessary to permit the Company to continue operations. Such plans include off-line system processing methods, back-up systems, alternate site designations and other methods to enable the Company to continue to operate in the event Year 2000 related problems are encountered.

The OTS set June 30, 1999 as the target date by which all thrift institutions, their vendors and their service bureaus should have had Year 2000 upgrades and testing largely completed. This provided the Company sufficient time for verifying that all systems are working properly and to correct any problems detected by the testing. The OTS also recommended independent evaluation of the level of preparedness of the Company and its service bureau. Management understands the importance of these recommendations and believes the Company has met those guidelines.

The Company's primary data service bureau has retained an independent accounting firm to perform a review of its functions. The Company has been provided complete copies of the service bureau's report. Finally, the Company and its primary data service bureau, like those of all federally insured depository institutions, have been subjected to multiple examinations by the OTS pursuant to FFIEC guidelines with respect to the Year 2000 Issue.

The costs of modifications to the existing software is being absorbed for the most part by the Company's third party vendors. However, the Company recognizes the need to purchase new hardware and software. Based upon current estimates, the Company has budgeted up to $750,000, including hardware, software, staffing, customer awareness and other issues, for completing the Year 2000 project. The Company estimates it has incurred nearly $400,000 in costs of addressing the Year 2000 Issue to date. It is estimated that testing costs and indirect income reductions (due to plans to increase the amount of currency stored in the Bank and the use of more liquid investment vehicles in order to abrogate the effect of any abnormal withdrawal levels) will eventually account for most of the remaining costs to be incurred.

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

Interest rate levels have risen from December 31, 1998 levels resulting in estimated average lives of mortgages and mortgage related products extending from those at December 31, 1998. At December 31, 1998 a 200 basis point increase in interest rates indicated a remaining Net Portfolio Value ("NPV") of 11% of the Bank's total assets. As of June 30, 1999 such an increase in interest rates would result in a NPV of 9% of the Bank's total assets. This current increase in interest rate levels results in NPV ratios which are still within an acceptable range of values according to existing Company policies.

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

ITEM 5.           OTHER INFORMATION

Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

3.1      Certificate of Incorporation of CFS Bancorp, Inc.*
3.2      Bylaws of CFS Bancorp, Inc.*
4.0      Form of Stock Certificate of CFS Bancorp, Inc.*
10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Services and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
10.4 Severance and Release Agreement entered into between CFS Bancorp, Inc., Citizens Financial Services, FSB and Daniel P. Ryan, dated as of March 1, 1999***
10.5     CFS Bancorp, Inc. 1998 Stock Option Plan**
10.6     CFS Bancorp, Inc. 1998 Recognition and Retention Plan and Trust
         Agreement**
27.0     Financial Data Schedule


------------

* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.
** Incorporated by Reference from the Company's Definitive Proxy Statement for a Special Meeting of Stockholders filed on December 29, 1998.
*** Incorporated by Reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1998 filed on March 31, 1999.
(b)      Reports on Form 8-K
         None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date:  November 11, 1999         By:  /s/ Thomas F. Prisby
                                 -----------------------------------------------
                                 Thomas F. Prisby, Chairman and
                                  Chief Executive Officer

Date:  November 11, 1999         By:  /s/ John T. Stephens
                                 -----------------------------------------------
                                 John T. Stephens, Executive Vice President and
                                  Chief Financial Officer