Form 10-K405
period 1999-12-31
CFS BANCORP INC
filed 2000-03-30
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-24611

                                CFS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                    33-2042093
--------------------------------------           -------------------------------
    (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                  Identification Number)

            707 Ridge Road
           Munster, Indiana                                  46321
--------------------------------------           -------------------------------
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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          As of March 10, 2000, the aggregate value of the 17,057,911 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,270,732 shares held by all directors and executive officers of the Registrant as a group, was approximately $130.1 million. This figure is based on the last known trade price of $7.625 per share of the Registrant's Common Stock on March 10, 2000.

Number of shares of Common Stock outstanding as of March 10, 2000: 18,328,643

                       DOCUMENTS INCORPORATED BY REFERENCE

          List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Company's Annual Report to Stockholders for the year ended December 31, 1999 (the "1999 Annual Report") are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 25, 2000 are incorporated into Part III.

When used in this form 10-K or future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, or in oral statements made with an approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995.

          The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks which are inherent in the Company's lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I.

ITEM 1.        BUSINESS

GENERAL

          CFS Bancorp, Inc. (the "Company") was organized in March 1998 at the direction of the Board of Directors of Citizens Financial Services, FSB (the "Bank" or "Citizens Financial") for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from federally-chartered mutual savings bank to a federally-chartered stock savings bank (the "Conversion"). (Unless the context otherwise requires reference to the Company includes the Bank and its other subsidiaries). In connection with the Conversion, the Company was approved by the Office of Thrift Supervision (the "OTS") to become a savings and loan holding company and as such is subject to regulation by the OTS. The Company now conducts business as a unitary savings and loan holding company. See "Regulation - Regulation of Savings and Loan Holding Companies."

          Immediately after the Conversion, SuburbFed Financial Corp., a Delaware corporation with its principal place of business in Illinois ("SFC"), merged with and into the Company (the "Merger"). In connection with the Merger, each outstanding share of SFC common stock, par value $0.01 per share, was converted into the right to receive 3.6 shares of the Company's Common Stock. The Conversion and the Merger were interdependent transactions. The merger was accounted for on a pooling-of-interests basis and, as such, all financial data in this report includes the assets and the liabilities of the Company and SFC and their subsidiaries on a combined basis.

          The Company's assets consist of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the issuance of Company shares to the public (the "Offering") retained by the Company and the Company's loan to the Bank for the employee stock ownership plan (the "ESOP"). The Company has no significant liabilities. The management of the Company and the Bank are substantially identical and the Company neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Company expands or changes its business in the future.

          Management believes that the holding company structure provides the Company and the Bank with additional flexibility to diversify its business activities through existing or newly-formed subsidiaries, or through acquisitions of other entities, including potentially other financial institutions and financial services related companies. Such expansion is subject to regulatory limitations and the Company's financial position. The initial activities of the Company have been funded by the proceeds of the Offering which were retained by the Company and earnings thereon, as well as dividends from the Bank.

          The Bank is subject to examination and comprehensive regulation by the OTS, which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (the "FDIC"), administrator of the Savings Association Insurance Fund (the "SAIF"). The Bank is also subject to certain reserve requirements established by the Federal Reserve Board (the "FRB") and is a member of the Federal Home Loan Bank (the "FHLB") of Indianapolis, which is one of the 12 regional banks comprising of the FHLB System.

          Citizens Financial is a federally-chartered stock savings bank that was originally organized in 1934. The Bank conducts its business from its executive offices and an insurance and investment center, both in Munster, Indiana, as well as 24 banking centers in Lake, Porter and LaPorte Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois. At December 31, 1999, the Company had $1.6 billion in total assets, $925.0 million in deposits and $205.4 million of stockholders' equity. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities. The Bank's primary lending emphasis has been, and continues to be, loans secured by the first liens on single-family (one-to four-units) residential properties located in northwest Indiana and southeastern Cook County, Illinois. The Bank also originates construction and land development loans, multi-family residential real estate loans, commercial real estate loans, home equity loans and other loans.

          Total assets of the Company have increased by $682.5 million, or 70.6%, from December 31, 1995 to December 31, 1999. In recent years, the Bank has implemented policies and procedures designed to increase the Bank's growth in asset size while maintaining the Bank's generally conservative operating strategies. Such efforts have included and increased emphasis in developing and expanding the Bank's insurance agency and securities brokerage activities as well as its Trust Department. In addition, Citizens Financial has created a team of loan solicitors and business development officers who actively solicit new loans and other business within the Bank's market area. Citizens Financial plans to continue its efforts to increase its asset base through, among other things, its loan origination efforts. Citizens Financial has no specific plans, arrangements or understandings regarding any expansion or acquisitions at this time, other than the new branch location in Schererville, Indiana, which opened December, 1999.

MARKET AREA AND COMPETITION

          Citizens Financial operates out of its headquarters in Munster, Indiana, which is located in Lake County in northwest Indiana. Citizens Financial also maintains an insurance and investment center in Munster and 24 banking centers in Lake, Porter and LaPorte Counties in northwest Indiana and in Cook, DuPage and Will Counties in Illinois. The respective market areas served by Citizens Financial are part of the Chicago Metropolitan Statistical Area.

          Citizens Financial has historically concentrated its efforts in the market surrounding its offices. Citizens Financial's market area reflects diverse socioeconomic factors. Traditionally, the market area in northwest Indiana and the suburban areas south of Chicago were dependent on heavy manufacturing. While manufacturing still is an important component of the local economies, service-related industries have become increasingly significant to the region in the last decade. Growth in the local economies can be expected to occur largely as a result of the continued interrelation with Chicago as well as suburban business centers in the area.

          The Bank faces significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers in the United States, and the market for deposit funds is highly competitive. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings associations and mortgage-banking companies. The Bank's most direct competition for deposits has historically come from savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds and other corporate and government securities funds from other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

          GENERAL. At December 31, 1999, the Company's net loans amounted to $882.7 million or 53.5% of the Company's total assets at such date. The Bank's primary emphasis has been, and continues to be, the origination of loans secured by first liens on single-family (one-four unit) residences. In addition to loans secured by single-family residential real estate, the Bank's mortgage loan portfolio at December 31, 1999 includes loans secured by multi-family (over four units) residential properties, which amounted to $33.8 million or 3.5% of the loan portfolio, construction and land development loans, which totaled $133.3 million or 13.8% of the loan portfolio, loans secured by commercial real estate, which amounted to $93.3 million or 9.7% of the loan portfolio and home equity loans, which totaled $16.0 million for 1.7% of loan portfolio. In addition to mortgage loans, the Bank originates various other loans which, at December 31, 1999, amounted to $17.9 million, or 1.9% of the loan portfolio.

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

          LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                                              December 31,
                                  --------------------------------------------------------------------------------------------------
                                          1999                1998                1997                1996                1995
                                  --------------------------------------------------------------------------------------------------
                                          Percent of          Percent of          Percent of          Percent of          Percent of
                                   Amount    Total     Amount    Total     Amount    Total     Amount    Total     Amount    Total
                                  --------------------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Mortgage loans:
   Single-family residential      $669,280   69.46 %  $569,199   80.08 %  $493,133   80.78 %  $397,528   78.00 %  $321,024   78.80 %
   Multi-family residential         33,840    3.51      21,050    2.83      29,660    4.86      27,541    5.40      20,667    5.07
   Commercial real estate           93,320    9.68      38,999    5.24      18,093    2.96      14,792    2.90      11,980    2.94
   Construction and land
      development:
        Single-family residential   39,045    4.05      31,516    4.23      27,744    4.55      25,578    5.02      19,393    4.76
        Multi-family residential    36,843    3.82         -        -        1,538    0.25       4,540    0.89       2,130    0.52
        Commercial and land
            development             57,417    5.96      19,645    2.64      11,042    1.81      11,192    2.20       6,954    1.71

Home equity                         16,001    1.66      19,589    2.63      21,330    3.49      18,827    3.69      15,577    3.82
                                  --------------------------------------------------------------------------------------------------
       Total mortgage loans        945,746   98.14     726,998   97.65     602,540   98.70     499,998   98.10     397,725   97.62
Other loans                         17,861    1.86      17,503    2.35       7,956    1.30       9,680    1.90       9,689    2.38
                                  --------------------------------------------------------------------------------------------------
       Total loans receivable:     963,607  100.00 %   744,501  100.00 %   610,496  100.00 %   509,678  100.00 %   407,414  100.00 %
                                            ======              ======              ======              ======              ======
Less:
   Undisbursed portion of loan
        proceeds                    73,086              13,068              11,219              15,585              11,802
   Allowance for losses on loans     5,973               5,357               3,825               2,426               2,221
   Net deferred yield adjustments    1,872                  (5)               (114)                794                2096
                                  --------------------------------------------------------------------------------------------------
Loans receivable, net             $882,676            $726,081            $595,566            $490,873            $391,295
                                  ==================================================================================================

          CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Bank's loans at December 31, 1999, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                                                Principal Repayments Contractually Due
                                                                    in Year(s) Ended December 31,
                                            ------------------------------------------------------------------------------
                                 Total at
                               December 31,                                    2003 -      2005 -      2011 -     There-
                                   1999       2000       2001       2002        2004        2010        2016       after
                              --------------------------------------------------------------------------------------------
                                                                   (In Thousands)
Mortgage loans:
   Single-family residential     $669,280   $ 1,945    $ 2,900    $ 6,175     $13,362    $ 48,632    $ 90,883    $505,383
   Multi-family residential        33,840       659        463         71       2,505       4,581       8,160      17,401
   Commercial real estate          93,320       806      4,045      2,001      11,933      66,578       2,503       5,454
   Construction and land
       development                133,305    20,327     11,121      6,743      22,929      41,389       2,719      28,077
   Home equity                     16,001     2,201      2,016      2,977       6,843       1,964           -           -
Other loans                        17,861     8,193        938      1,380       3,684       3,226         383          57
                              --------------------------------------------------------------------------------------------
       Total (1)                 $963,607   $34,131    $21,483    $19,347     $61,256    $166,370    $104,648    $556,372
                              ============================================================================================

(1) Of the $929.5 million of loan principal repayments contractually due after December 31, 2000, $291.5 million have fixed rates of interest and $638.0 million have adjustable rates of interest.

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

          ACTIVITY IN LOANS. The following table shows the activity in the Bank's loans during the periods indicated.


                                                      Year Ended December 31,
                                             ---------------------------------------
                                                1999           1998           1997
                                             ---------------------------------------
                                                          (In Thousands)
Total loans held at beginning
   of period                                 $ 744,501      $ 610,496      $ 509,678
Originations of loans:
   Mortgage loans:
      Single-family residential                164,302        240,158        164,857
      Multi-family residential                  13,910          3,850          1,511
      Commercial real estate                    52,596         26,320          3,911
      Construction and land development:
         Single-family residential              47,197         37,682         25,026
         Multi-family residential               37,874          1,240            128
         Commercial and land development        57,788         12,801          4,788
   Home equity                                  13,163         15,086         15,746
Other loans                                     24,724         37,023         16,075
                                             ---------------------------------------
      Total originations                     $ 411,554      $ 374,160      $ 232,042
                                             ---------------------------------------

Purchases of loans                                  24            807              -
                                             ---------------------------------------
      Total originations and purchases       $ 411,578      $ 374,967      $ 232,042
                                             ---------------------------------------
Loans sold                                      (8,628)       (13,732)        (5,001)
Loans securitized into mortgage backed
   securities                                        -         (3,402)             -
Transfers to real estate owned                  (1,112)        (1,680)        (1,447)
Charge-offs                                       (171)          (167)          (451)
Repayments                                    (182,561)      (221,981)      (124,375)
                                             ---------------------------------------
Net activity in loans                          219,106        134,005        100,768
                                             ---------------------------------------
Gross loans held at end of period            $ 963,607      $ 744,501      $ 610,496
                                             =======================================

         The lending activities of Citizens Financial are subject to underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for mortgage and other loans are taken at all of the Bank's branch offices. In addition, the Bank's business development officers call on individuals in the Bank's market area in order to solicit new loan originations as well as other banking relationships. All loan applications are forwarded to the Bank's executive offices for underwriting and approval. Generally, Citizens Financial requires that a property appraisal be obtained in connection with new mortgage loans. On mortgage loan applications of $250,000 or less with a loan-to-value ratio of 60% or less and a strong credit rating exhibited by the borrowers, a property evaluation may be completed by a Bank employee in lieu of a formal appraisal. Citizens Financial requires that title insurance and hazard insurance be maintained on all security properties (except for home equity loans) and that flood insurance be maintained if the property is within a designated flood plain.

         Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Executive Committee of the Citizens Financial Board of Directors meets weekly and reviews all real estate mortgage loans. The full Board of Directors of Citizens Financial is provided with a monthly report of all loans made in the period.

         A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Generally, Citizens Financial's aggregate loans to one borrower and related entities has been well below the regulatory limits. As of December 31, 1999, Citizens Financial's two largest relationships with one borrower and related entities amounted to $10.2 million and $9.2 million, and all of the Bank's loans included in such relationships were performing in accordance with their terms.

         SINGLE-FAMILY RESIDENTIAL AND HOME EQUITY LOANS. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in northwest Indiana and DuPage, Will and Cook County, Illinois. Historically, the Bank has retained virtually all mortgage loans which it has originated and has not engaged in sales of residential mortgage loans. Beginning July 1, 1999, the Bank instituted a new policy and began selling its newly originated 30 year fixed-rate loans; such sales amounted to $8.6 million in 1999. As of December 31, 1999, $669.3 million, or 69.5%, of the Bank's total loans consisted of single-family residential mortgage loans. Citizens Financial originated $164.3 million, $240.2 million and $164.9 million of single-family residential mortgage loans in 1999, 1998 and 1997, respectively. The Bank anticipates that a significant portion of its future new loan originations will continue to be single-family residential mortgage loans.

         Citizens Financial's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities of 10, 15 or 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other investors in the secondary market for mortgages. At December 31, 1999, $187.3 million, or 28.0%, of the Bank's single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

         The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which are fixed for the initial one, three, five or seven years and thereafter adjusted on an annual basis in accordance with a designated index such as one-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 6% above the initial rate. From time to time, based on prevailing market conditions, the Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the fully indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in fully amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 1999, $482.0 million or 72.0% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

         Adjustable-rate loans decrease the Bank's risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

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

         The Bank's single-family residential mortgage loans generally do not exceed $250,000. In addition, the maximum loan-to-value ("LTV") ratio for the Bank's single-family residential mortgage loans generally is 97% of the appraised value of the security property, provided, however, that private mortgage insurance generally is obtained on the portion of the principal amount that exceeds $80% of the appraised value.

         At December 31, 1999, Citizens Financial's home equity loans amounted to $16.0 million of 1.7% or the Bank's total loans. The preponderance of the Bank's home equity loans are structured as adjustable-rate, fixed-term loans, although the Bank also offers floating rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure its home equity loans. The Bank's home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. After the completion of the Bank's Conversion in July 1998, the Company increased its emphasis on the origination of commercial real estate loans and construction and land development loans. The Bank has significantly increased the number of employees dedicated to multi-family residential and commercial real estate lending. Such loans often have interest rates that are adjustable or float based on the prime rate and generally have shorter terms to maturity and higher yields than the Bank's single-family residential mortgage loans. At December 31, 1999, Citizens Financial's multi-family residential mortgage loans and commercial real estate loans amounted to $33.8 million and $93.3 million, respectively, or 3.5% and 9.7%, respectively, of the Bank's total loan portfolio.

         The Bank's multi-family residential real estate loans are concentrated in northwest Indiana and DuPage, Will and Cook County, Illinois. The Bank originated $13.9 million of multi-family residential real estate loans in 1999 compared to $3.9 million and $1.5 million in 1998 and 1997, respectively.

         The Bank's commercial real estate loans generally are secured by hotels, medical office facilities, churches, small office buildings, strip shopping centers and other commercial uses primarily located in the Bank's market area. The Bank's commercial real estate loans usually are less than $5.0 million and, as of December 31, 1999, the average size of the Bank's commercial real estate loans was $554,760. The Bank originated $52.6 million of commercial real estate loans during the year ended December 31, 1999 compared to $26.3 million and $3.9 million, respectively, of commercial real estate loan originations in 1998 and 1997. As of December 31, 1999, the Bank's five largest commercial real estate and multi-family residential loan relationships were $9.6 million, $7.8 million, $5.5 million, $5.4 million, and $5.4 million, all of which were performing in accordance with their terms.

         The Bank's multi-family residential and commercial real estate loans generally are five-year, fixed-rate loans with an amortization period of up to 25 years. Citizens Financial also originates adjustable-rate multi-family residential and commercial real estate loans. Generally, fees of between 1.0% and 2.0% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards provide for terms of up to 30 years with amortization of principal over the term of the loan and LTV ratios of not more than 80%. Generally, the Bank obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

         Citizens Financial evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate credit risk to the extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, current and projected occupancy, position in the market, location and physical condition. The Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 115% for commercial real estate loans and 110% for multi-family residential loans. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor, if applicable. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan.

         Commercial real estate and multi-family residential lending entails substantially different risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successfully operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses, or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral as well as the business occupying the property.

         As of December 31, 1999, $460,000, or 1.4%, of Citizens Financial's multi-family residential real estate loans were considered non-performing loans and $2.5 million, or 2.7% of its commercial real estate loans were considered non-performing.

         CONSTRUCTION AND LAND DEVELOPMENT LOANS. As previously indicated, the Bank increased its emphasis on construction and land development loans in the second half of 1998. Historically, in the several years prior to the Bank's Conversion, the Bank had concentrated its construction lending efforts to primarily residential construction loans to local real estate builders, generally with whom it has an established relationship. The Bank also originated such loans to individuals with a builder for the construction of their residence. Commencing in the second half of 1998, the Bank expanded its efforts to originate construction loans for commercial real estate and multi-family residential properties. At December 31, 1999, construction and land development loans amounted to $133.3 million or 13.8% of the Bank's net loan portfolio. At December 31, 1999, the Bank had $73.1 million of undisbursed funds for construction loans in process. Of the Bank's construction and land development loans at December 31, 1999, $30.5 million were construction/permanent, single-family residential loans which loans, by their terms, convert to permanent mortgage loans upon the completion of construction. The Bank originated $142.9 million of construction and land development loans during 1999, compared to $51.7 million and $29.9 million of construction and land development loans in 1998 and 1997, respectively. Of the $142.9 million of construction and land development loans originated in 1999, an aggregate of $95.7 million was for commercial real estate and multi-family residential construction loans. Of the Bank's commercial real estate and multi-family residential mortgage loans originated in 1999, $62.5 million were construction/permanent loans.

         Citizens Financial's single-family residential construction loans often are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for four to six months, officers of the Bank make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors as construction progresses. Typically, disbursements are made in three draws during the construction period. The Bank's construction loans require payment of interest only during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by independent appraisers approved by the Board of Directors. The Bank's staff, or a third-party contractor retained by Citizens Financial, also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion.

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

         The Bank's loan underwriting and processing procedures require that construction and development loans be reviewed by independent architects and engineers for verification of costs. Disbursements during the construction phase are based on regular on-site inspections and approved certifications. In the case of construction loans on commercial projects where the Bank provides the permanent financing, the Bank usually requires firm lease commitments on some portion of the property under construction from qualified tenants for all leases. In addition, the Bank limits its construction lending to northwestern Indiana and Chicago-land area.

         Construction and development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank may need to advance funds beyond the amount originally committed to permit completion of the development. Construction and development loans generally are considered to be more difficult to evaluate and monitor than single-family residential mortgage loans. In addition, the Bank's commercial real estate and construction and development loans generally have larger principal balances than its single-family residential mortgage loans.

         In evaluating any new originations of construction and development loans, the Bank generally considers evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To reduce the risk inherent in such lending, on certain occasions the Bank also requires performance bonds in the amount of the construction contract, and it often obtains personal guarantees from the principal of the borrower.

         As of December 31, 1999, $1.3 million, or 1.0% of Citizens Financial's construction and land development loans were considered non-performing.

         OTHER LOANS. Citizens Financial's other loans consist primarily of commercial loans, consumer loans and loans secured by deposit accounts. Included in the category of commercial loans are loans secured by business assets other than real estate, unsecured loans, and secured and unsecured operating lines of credit. As of December 31, 1999, Citizens Financial's other loans amounted to $17.9 million compared to $17.5 million and $8.0 million at December 31, 1998 and 1997, respectively. The Bank is not actively marketing its other loans and offers them primarily as a service to its existing customers.

ASSET QUALITY

         GENERAL. As a part of Citizens Financial's efforts to improve its asset quality, it has developed and implemented as asset classification system. All of the Bank's assets are subject to review under this classification system. Loans are periodically reviewed and the classifications are reviewed by the Executive Committee of the Board of Directors on at least a quarterly basis. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank institutes foreclosure or other proceeding, as necessary, to minimize any potential loss.

         Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more.

         Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Foreclosed assets are held for sale and such assets are carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition with any resulting losses being charged to the allowance for losses on loans). After the date of acquisition, all costs incurred in maintaining the property are expensed and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

         DELINQUENT LOANS. The following table sets forth information concerning delinquent loans at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans.


                                                 At December 31,
                                 -----------------------------------------------
                                            1999                     1998                     1997
                                 -------------------------------------------------------------------------
                                   60-89 Days Delinquent    60-89 Days Delinquent    60-89 Days Delinquent
                                 -------------------------------------------------------------------------
                                              Percent of               Percent of               Percent of
                                                 Loan                     Loan                     Loan
                                   Amount      Category     Amount      Category     Amount      Category
                                 -------------------------------------------------------------------------
                                                           (Dollars in Thousands)
Residential:
   Single-family                   $5,108          0.77%    $7,172          1.20%    $3,769          0.76%
   Multi-family                        43          0.13          -             -         79          0.26
Commercial real estate                 45          0.05         85          0.22      2,700         14.92
Construction and land
   development                        479          0.36      1,449          2.83        191          0.47
Home equity                            20          0.13        704          4.02        147          0.69
Other                                 113          0.64        311          1.78         98          1.23
                                 -------------------------------------------------------------------------
      Total                        $5,808          0.61%    $9,721          1.31%    $6,984          1.14%
                                 =========================================================================

         NON-PERFORMING AND UNDER-PERFORMING ASSETS. The following table set forth information with respect to non-performing and certain under-performing assets identified by Citizens Financial, including non-accrual loans and other real estate owned. Citizens Financial had no accruing loans 90 days or more past due as to principal or interest at any of the below-referenced dates.

                                                                            At December 31,
                                                   ---------------------------------------------------------------
                                                    1999          1998          1997         1996         1995
                                                   ---------------------------------------------------------------
                                                                         (Dollars in Thousands)
Non-accrual loans:
  Mortgage loans:
     Single-family residential                        $7,303        $5,137       $4,579       $1,827        $1,096
     Multi-family residential                            460           516          405            -             -
     Commercial real estate                            2,498         2,754          173           41             -
     Construction and land development                 1,313           469          792          498           494
     Home equity                                         206             1           80          403           331
  Other loans                                             52            76          118           43            29
                                                   ----------------------------------------------------------------
     Total non-accruing loans                         11,832         8,953        6,147        2,812         1,950
                                                   ----------------------------------------------------------------
     Total non-performing loans                       11,832         8,953        6,147        2,812         1.950
     Other real estate owned, net                        609           435        1,295           14           109
                                                   ----------------------------------------------------------------
     Total non-performing assets                      12,441         9,388        7,442        2,826         2,059
                                                   ----------------------------------------------------------------
     Investment in real estate held for sale               -             -        1,071            -             -
     Investment in and advances to
       a limited liability company                         -             -            -        6,457         3,699
                                                   ----------------------------------------------------------------
  Total non-performing assets and
      investment  in real  estate  held  for
      sale and investment in and  advances to a
      liability company                              $12,441        $9,388       $8,513       $9,283        $5,758
                                                   ================================================================
  Performing troubled debt restructurings              $ 668         $ 916       $1,286       $1,260        $1,346
  Non-performing assets to total assets                 0.75%         0.64%        0.63%        0.27%         0.21%
  Non-performing loans to total loans                   1.23          1.20         1.01         0.56          0.49
  Total non-performing assets and
      investment in and advances to a
      limited  liability  company  to  total            0.75          0.64         0.72         0.88          0.60
  assets
  Total non-performing assets and troubled
      debt restructurings to total assets               0.80          0.70         0.74         0.39          0.35

         The primary reasons for the $3.1 million increase in non-performing assets from December 31,1998 to December 31, 1999 was two-fold. First, during the second quarter of 1999 the Company's data systems were integrated so that all customer records are now processed on the same system. As part of this data processing conversion, the manner in which non-accrual status was computed on loans processed on the data processing system previously maintained for loans acquired from SFC was conformed to the more conservative calculation used by the Company for its other loans. As a result, non-accrual loans increased $2.8 million between December 31, 1998 and June 30, 1999 with the majority of such increases resulting from the change in methodology. Second, non-accrual construction and land development loans increased by $844,000, mainly related to the loans of one borrower which were in non-accrual status for the first time. These loans totaled $1.1 million.

         The interest income that would have been recorded during the year ended December 31, 1999, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods was $762,000. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $555,000.

         CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which have some identified weaknesses but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 1999, Citizens Financial had an aggregate of $13.2 million of classified assets, 97.1% of which were classified substandard and 2.9% of which were classified as doubtful, compared to $10.3 million of classified assets as of December 31, 1998.

         ALLOWANCE FOR LOSSES ON LOANS. The Bank's policy is to establish allowances for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 1999, the Bank's allowance for losses on loans amounted to $6.0 million or 50.5% and 0.6% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision to the allowance for losses on loans amounted to $675,000 for the year ended December 31, 1999 and $1.6 million during

1998. While no assurance can be given that future charge-offs and/or additional provisions will not be necessary, management of the Company believes that, as of December 31, 1999, the allowance for losses on loans was adequate.

         Effective December 21, 1993, the OTS, in conjunction with the Office of the Comptroller of the Currency, the FDIC and FRB, issued a Policy Statement regarding an institution's allowance for loan and lease losses. The Policy Statement, which reflects the position of the issuing regulatory agencies and does not necessarily constitute generally accepted accounting principles ("GAAP"), includes guidance (i) on the responsibilities of management for the assessment and establishment of an adequate allowance and (ii) for the agencies' examiners to use in evaluating the adequacy of such allowance and the policies utilized to determine such allowance. The Policy Statement also sets forth quantitative measures for the allowance with respect to assets classified substandard and doubtful and with respect to the remaining portion of an institution's loan portfolio. Specifically, the Policy Statement sets forth the following quantitative measures which examiners may use to determine the reasonableness of an allowance: (i) 50% of the portfolio that is classified doubtful; (ii) 15% of the portfolio that is classified substandard; and (iii) for the portions of the portfolio that have been classified (including loans designated special mention), estimated credit losses over the upcoming 12 months based on facts and circumstances available on the evaluation date. While the Policy Statement sets forth this quantitative measure, such guidance is not intended as a "floor" or "ceiling." Citizens Financial's policy for establishing loan losses is not inconsistent with the Policy Statement.

         The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                       Year Ended December 31,
                                                  --------------------------------------------------------------
                                                     1999          1998         1997       1996        1995
                                                                      (Dollars in Thousands)
                                                  --------------------------------------------------------------
Allowance at beginning of period                     $5,357       $3,825       $2,426      $2,221      $2,087
                                                  --------------------------------------------------------------
Provisions                                              675        1,630        1,840         253         197
   Charge-offs:
      Mortgage loans:
         Single-family residential                    (138)         (49)          (8)        (24)         (2)
         Multi-family residential                         -            -            -           -           -
         Commercial real estate                           -            -            -           -         (6)
         Construction and land development                -         (13)        (182)           -           -
     Other loans                                       (33)         (63)        (263)       (110)        (64)
                                                  --------------------------------------------------------------
         Total charge-offs                            (171)        (125)        (453)       (134)        (72)
Recoveries:
         Mortgage loans:
            Single-family residential                    70           25            -          16           9
            Multi-family residential                      -            -            -           -           -
            Commercial real estate development            -            -            -           -           -
            Construction and land development             -            -            -           -           -
         Other loans                                     42            2           12          70           -
                                                  --------------------------------------------------------------
         Total recoveries                               112           27           12          86           9
                                                  --------------------------------------------------------------
         Net loans charged-off to allowance
             for losses on loans                       (59)         (98)        (441)        (48)        (63)
                                                  --------------------------------------------------------------
         Allowance at end of period                  $5,973       $5,357       $3,825      $2,426      $2,221
                                                  ==============================================================
Allowance for losses on loans to total
    nonperforming loans at end of period              50.48%       59.84%       62.22%      86.27%     113.90%
                                                  ==============================================================
Allowance  for  losses on loans to total loan
    at end of period                                   0.62%        0.72%        0.63%       0.48%       0.55
                                                  ==============================================================
Net charge offs to average loans outstanding           0.01%        0.02%        0.08%       0.01%       0.02%
                                                  ==============================================================

     ALLOCATION OF THE ALLOWANCE FOR LOSSES ON LOANS. Prior to 1998, Citizens Financial hadnot allocated its allowance for loan losses by category of loans. Management of the Bank has determined the sufficiency of the allowance for losses on loans based upon its periodic assessment of the risk elements in its loan portfolio. Management of Citizens Financial utilizes analytical data as well as anticipated borrower performance in light of general economic conditions existing in the Bank's market area.

     The determination of the adequacy of the allowance at December 31, 1999 and 1998 specifically considered various factors, including the increase in the Bank's balance of outstanding loans, including commercial real estate, construction and land development, and multi-family residential loans during the year.

     With respect to fiscal years prior to 1998, management of Citizens Financial considered similar factors and utilized a substantially identical analytical process in determining the level of its allowance. Management currently anticipates that the level of loan charge-offs by category expected to be experienced during 2000 should approximate the level of charge-offs experienced in preceding years.

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

     Commencing in 1998, the Bank began to allocate the allowance for losses on loans by loan category. Various percentages are assigned to the loan categories based on management's analysis of their relative risks. At December 31, 1999 and December 31, 1998, the allowance for losses on loans was allocated as follows:

                                                                       December 31,
                                        -------------------------------------------------------------------------
                                                        1999                                  1998
                                        -------------------------------------------------------------------------
                                        Allowance as a                         Allowance as a
                                         Percentage of         Allowance        Percentage of       Allowance
Category                                   Category           Allocation          Category         Allocation
                                        -------------------------------------------------------------------------
Residential real estate:
   Single-family-owner occupied               .40%              $ 2,792              .50%             $ 3,052
   Single-family-non-owner occupied           .80                   280              .75                  229
   Multi-family                              1.00                   409             1.00                  203
Business/Commercial                          1.75                 1,573             1.75                  884
Business/Commercial non-real-estate          2.50                   280             2.50                  296
Developed Lots                               1.25                    62             1.25                  121
Land                                         1.75                   221             1.75                   82
Consumer                                     2.00                    73             2.50                  110
                                           ------------------------------------------------------------------
                                                                  5,690                                 4,977
Loans sold without recourse                   .40                  (129)                                 --
                                           ------------------------------------------------------------------
                                                                  5,561                                 4,977
Off balance sheet credit enhancements        1.00                   190             --                   --
                                                                -------                               -------
                                                                  5,751                                 4,977
Unallocated                                                         222                                   380
                                                                -------                               -------
Total                                                           $ 5,973                               $ 5,357

INVESTMENT SECURITIES ACTIVITIES

     GENERAL. As of December 31, 1999, the Company had an aggregate of $209.4 million of investment securities, or 12.7% of its total assets at such date. At such date, the unrealized loss on the Company's investment securities available for sale amounted to $1.1 million, net of income taxes.

     The Company's investment securities consist primarily of callable agency securities, which amounted to $196.3 million at December 31, 1999. The Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with estimated average lives in excess of 10 years. In recent periods, the Company has purchased substantial amounts of callable agency securities, which are U.S. Government agency debt obligations, generally having a contractual term to maturity of 10 years. These securities may be called for redemption at predetermined dates (generally every three months) throughout their terms. During 1997 and 1998, and the first half of 1999 virtually all of the Company's callable agency securities were called within one year of purchase. As interest rates rose during the second half of 1999 these agency securities were not called. As of December 31, 1999, the contractual weighted average lives of the Company's investment securities were
9.1 years.

     At December 31, 1999, $32.7 million of the Company's investment securities were classified as available for sale and $176.7 million were held to maturity. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes. Securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

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

     The following table set forth information regarding the carrying and fair value of the Company's investment securities at the dates indicated.

                                                                            December 31,
                                               -----------------------------------------------------------------------
                                                       1999                  1998                     1997
                                               -----------------------------------------------------------------------
                                                Carrying      Fair      Carrying      Fair       Carrying     Fair
                                                  Value       Value       Value       Value        Value      Value
                                               -----------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Available for sale (at fair value):
Callable agency securities and corporate bonds    $ 19,588    $ 19,588    $  2,011    $  2,011    $  1,028    $  1,028
Trust preferred securities                           4,518       4,518      24,699      24,699        --          --
Equity securities                                    8,587       8,587       8,010       8,010       2,668       2,668
                                               -----------------------------------------------------------------------
                                                  $ 32,693    $ 32,693    $ 34,720    $ 34,720    $  3,696    $  3,696
                                               =======================================================================

Held to maturity:
Callable agency securities and corporate bonds    $176,737    $165,692    $166,500    $169,263    $174,194    $175,367
Zero coupon agency securities                         --          --          --          --        32,028      31,935
                                               -----------------------------------------------------------------------
                                                  $176,737    $165,692    $166,500    $169,263    $206,232    $207,302
                                               =======================================================================

     None of the investment securities held at any of the above dates had adjustable rates.

     The following table sets forth certain information regarding the maturities of the Company's callable agency securities at December 31, 1999.


                                                              Contractually Maturing
                             -----------------------------------------------------------------------------------------
                                       Weighted    Under     Weighted      Under    Weighted               Weighted
                             Under 1   Average       1-5     Average        6-10    Average      Over 10   Average
                               Year      Yield       Year      Yield       Year       Yield       Year       Yield
                             -----------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
                             -----------------------------------------------------------------------------------------
Callable agency securities
Available for sale
(at fair value)              $  --      --  %      $ 19,588      6.75%     $  --          --  %    $  --          -- %

Held to maturity             $  --      --  %      $  5,000      6.50%     $ 145,755       6.57%   $ 25,982      7.00%

MORTGAGE-BACKED SECURITIES

     GENERAL. At December 31, 1999, the Company's mortgage-backed securities included $400.1 million of mortgage participation certificates (which are also known as mortgage-backed securities), collateralized mortgage obligations investment, and including securities which qualified as real estate mortgage investment conduits ("REIMICs"). At such date, the unrealized loss on the Company's mortgage-backed securities available for sale amounted to $8.4 million, net income taxes. At December 31, 1999, $299.1 million of the Company's mortgage-backed securities were classified as available for sale and $101.1 million were held to maturity. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes. Securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level of yield.

     The following table sets forth information regarding the carrying and fair value of the Company's mortgage-backed securities at the dates indicated.

                                                                            December 31,
                                               -----------------------------------------------------------------------
                                                        1999                    1998                     1997
                                               -----------------------------------------------------------------------
                                                 Carrying      Fair      Carrying      Fair       Carrying     Fair
                                                   Value       Value       Value       Value       Value      Value
                                               -----------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Available for sale (at fair value):
Participation certificates and collateralized
    mortgage obligations                         $ 59,001    $ 59,001    $121,514    $121,514    $ 56,150    $ 56,150
REMICs                                            240,055     240,055     156,374     156,374       3,560       3,560
Adjustable rate mutual funds                         --          --          --          --         2,431       2,431
                                               -----------------------------------------------------------------------
                                                 $299,056    $299,056    $277,888    $277,888    $ 62,141    $ 62,141
                                               =======================================================================

Held to maturity:
Participation certificates and collateralized
    mortgage obligations                         $ 39,196    $ 36,949    $ 83,469    $ 83,084    $102,094    $102,428
REMICs                                             61,870      60,637      93,487      95,610     157,576     157,086
                                               -----------------------------------------------------------------------
                                                 $101,066    $ 97,586    $176,956    $178,694    $256,670    $259,514
                                               =======================================================================

     At December 31, 1999, $24.4 million, or 6.10%, of the Company's mortgage-backed securities portfolio consisted of adjustable-rate securities, as compared to $26.0 million, or 5.7%, and $41.1 million, or 12.9%, at December 31, 1998 and 1997, respectively.

     Participation certificates represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicer, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Freddie Mac, the Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association (Ginnie Mae").

SOURCE OF FUNDS

     GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and borrowings. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. Prior to 1998 Citizens Financial did not utilize borrowings as a source of funds; however, during 1999 and 1998, given the Bank's asset size and interest rate environment, management began using borrowings to a greater extent.

     DEPOSITS. Citizens Financial's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, non-interest bearing checking accounts, passbook accounts and term certificate accounts. Deposit account terms may vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

     Citizens Financial utilizes traditional marketing methods to attract new customers and saving deposits. The Bank does not advertise for deposits outside of its market area. The Bank does not utilize the services of deposit brokers. The Bank traditionally has relied on customer service and convenience in marketing its deposit products. In addition, Citizens Financial generally has been competitive in the types of accounts and interest rates offered and often it has been among the leaders in its market area on the rates paid on its deposits. In recent years, many depository institutions have experienced disintermediation of their deposits due, in part, to higher returns provided by competing investment products offered by non-depository institutions. Citizens Financial experienced a net decrease in deposits before interest credited of $79.3 in 1999 and $58.4 million in 1998, however, $29.0 million of the net decrease in 1998 reflected customers' use of deposits to purchase Common Stock in the Conversion.

     The following table set forth the activity in the Bank's deposits during the periods indicated.

                                                            Year Ended December 31,
                                                  -------------------------------------
                                                       1999         1998        1997
                                                  -------------------------------------
                                                               (In Thousands)
Beginning balance                                 $   969,158  $   985,447  $   882,821
Net increase (decrease) before interest credited      (79,347)     (58,353)      61,332
Interest credited                                      34,382       41,064       41,294
                                                  ------------ ------------ -----------
Net increase (decrease) in deposits                   (44,965)     (17,289)     102,626
                                                  ------------ ------------ -----------
Ending balance                                    $   924,193  $   969,158  $   985,447
                                                  ============ ============ ===========

     The following table sets forth by various interest rate categories of certificates of deposit of the Bank at the dates indicated.

                            December 31,
                  --------   --------   --------
                   1999         1998        1997
                  --------   --------   --------
                       (Dollars in Thousands)
0.00% to 2.99%    $   --     $    157   $    160
3.00% to 3.99%        --           52         96
4.00% to 4.99%     180,487    117,024     18,128
5.00% to 6.99%     369,836    475,163    617,417
7.00% to 8.99%       8,129      9,772     10,957
9.00% to 10.99%       --          231        353
                  --------   --------   --------
Total             $558,452   $602,399   $647,111
                  ========   ========   ========


     The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 1999.

                                  Over Six Months    Over One Year      Over Two Years
                   Six Months      Through One         Through Two       Through Three       Over Three
                    and Less           Year               Years              Years             Years
                 --------------- ------------------ ----------------- ------------------- ---------------
                                                 (Dollars in Thousands)
2.00% to 2.99%      $   --            $   --            $   --            $   --            $   --
3.00% to 3.99%          --                --                --                --                --
4.00% to 4.99%       119,082            26,610            28,697             4,298             1,800
5.00% to 6.99%       155,219           123,421            41,395            25,489            24,312
7.00% to 8.99%         1,469               219               429             2,301             3,711
9.00% to 10.99%         --                --                --                --                --
                    --------          --------          --------          --------          --------
Total               $275,770          $150,250          $ 70,521          $ 32,088          $ 29,823
                    ========          ========          ========          ========          ========



     As of December 31, 1999, the aggregate amount of outstanding time certificate of deposit in amounts greater than or equal to $100,000, was $98.2 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                             December 31, 1999
                                           ----------------------
                                               (In Thousands)
         3 months or less                       $   20,728
         Over 3 months through 6 months             23,258
         Over 6 months through 12 months            31,602
         Over 12 months                             22,616
                                           ----------------------
                                                $   98,204
                                           ======================

     The following table sets forth the dollar amount of deposits in various types of deposits offered by the Bank at the dates indicated.

                                                       December 31,
                       ------------------------------------------------------------------------------
                             1999                           1998                        1997
                       ------------------------------------------------------------------------------
                            Amount     Percentage   Amount      Percentage     Amount     Percentage
                       ------------------------------------------------------------------------------
                                                  (Dollars in Thousands)
Passbook accounts          $222,185      24.03%     $219,984      22.64%     $206,383      20.94%
Certificate of deposit      558,452      60.42       602,399      62.16       647,111      65.67
Money market accounts        45,100       4.89        45,622       4.71        42,313       4.29
NOW accounts                 98,446      10.66       101,654      10.49        89,640       9.10
                       ------------------------------------------------------------------------------
Total                      $924,193     100.00%     $969,158     100.00%     $985,447     100.00%
                       ==============================================================================


BORROWED MONEY

     The Company utilized borrowed money more extensively during 1999 and 1998 than it did in prior years.

     The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated and the weighted average interest rates paid on borrowings for the years ended December 31, 1999, 1998, and 1997.

                                                         Year Ended December 31,
                                                 --------------------------------------
                                                     1999         1998          1997
                                                 --------------------------------------
                                                         (Dollars in Thousands)
FHLB advances                                      $403,818      $145,000      $76,200
Securities sold under agreements to repurchase       90,881        70,721        3,844
Other borrowings                                       --            --          5,000
                                                 --------------------------------------
Total borrowings                                   $494,699      $215,271      $85,044
                                                 =====================================
Weighted average interest rate of borrowings           5.44%         5.53%        6.03%


TRUST ACTIVITIES

     The Company also provides fiduciary services through the Bank's Trust Department which commenced operations in April 1996. Services offered include fiduciary services for trusts and estates and land trusts. As of December 31, 1999, the Trust Department maintained 58 trust/fiduciary accounts, with an aggregate principal balance of $2.3 million at such date. Revenue from the Trust Department for the year ended December 31, 1999 was $30,000.

     The accounts maintained by the Trust Department consist of "managed" and "non-managed" accounts. "Managed accounts" are those accounts under custody for which the Bank has responsibility for administration and investment management and/or investment advice.

"Non-managed" accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees dependent upon the level and type of service provided. The Trust Department administers various trust accounts (revocable and irrevocable trusts, and trusts under wills), estates and guardianships. One full-time trust operations officer is assigned to the Trust Department. Executive management of the department is provided by the Bank's Vice President and Corporate Counsel, subject to direction by the Trust Committee.

SUBSIDIARIES

     The Bank currently has two active, wholly owned subsidiaries, CFS Insurance Agency, Inc. and CFS Investment Services, Inc.

     CFS Insurance Agency, Inc. ("CFS Insurance") is an independent insurance brokerage subsidiary which offers a full line of insurance products to the general public. CFS Insurance operates out of the Bank's Insurance/Investment Center in Munster, Indiana. While the Bank has owned CFS Insurance since 1972, in recent periods it has significantly increased its efforts to expand insurance brokerage activities. At December 31, 1999, CFS Insurance had 15 licensed insurance agents on its staff. While CFS Insurance has primarily sold property, casualty and life insurance products to individuals in the Bank's market area. CFS has recently increased its efforts with respect to commercial products (which generally have higher premiums). Revenues of CFS Insurance were $883,000, $856,000 and $619,000 in 1999, 1998 and 1997, respectively.

     CFS Investments, Inc. ("CFS Investments") is primarily involved in the sale of mutual funds and other securities to members of the general public in the Bank's market area. CFS Investments commenced full service securities brokerage activities in 1994. At December 31, 1999, CFS Investments had 12 licensed securities brokers on its staff. CFS Investments is affiliated with a registered securities broker-dealer which is responsible for supervision of CFS Investments and for execution of securities transactions. CFS Investments also offers fixed and variable annuities. In addition to its presence in the CFS Insurance/Investments Center, CFS Investments maintains offices in eight of the Bank's branches. CFS Investments had total commission revenue of $1.4 million, $874,000 and $891,000 for 1999, 1998 and 1997, respectively.

EMPLOYEES

     Citizens Financial had 443 full-time equivalent employees at December 31, 1999. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

REGULATION

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

     The Company is a registered savings and loan holding company. The Home Owners' Loan Act, as amended ("HOLA"), and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS. Certain Federal banking laws have recently been amended. See "Financial Modernization."

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

     Financial Modernization. Under the Gramm-Leach Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted to a multiple savings and loan holding company or newly permitted to a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary holding company status through acquisition is not permitted.

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

     The Bank's tier-1 risk-based capital ratio was 18.0%, its leverage capital ratio was 9.1% and its total risk-based capital ratio was 18.7% at December 31, 1998.

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

     Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 1999, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

     Capital Distribution Regulation. In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings associations would not be required to file with the OTS. Specifically, savings associations that would be well capitalized following a capital distribution are not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. However, because the Bank is a subsidiary of a savings and loan holding company, the Bank is required to give the OTS at least 30 days notice prior to any capital distribution to the Company.

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

     Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well capitalized," "adequately capitalized" and undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The Bank's deposit insurance premiums were $573,000 for the year ended December 31, 1999.

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

TAXATION

FEDERAL TAXATION

     GENERAL. The Company and Citizens Financial are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank's federal income tax returns have been closed without audit by the IRS through 1995.

     The Company will file consolidated tax returns with Citizens Financial. Accordingly, it is anticipated that any cash distributions made by the Company to its stockholders will be treated as cash dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

     METHOD OF ACCOUNTING. For federal income tax purposes, Citizens Financial reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (the "1996 Act") eliminated the use of the reserve method of accounting for bad debts by large savings institutions, effective for taxable years beginning after 1995.

     BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, large savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period with a deferral of one or two years if certain requirements were met) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 1999 is approximately $3.8 million for Citizens Financial.

     TAXABLE DISTRIBUTIONS AND RECAPTURE. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests, made certain excess distributions to, or redemption of, shareholders, or changed to a bank charter. Under current law, pre-1988 reserves are subject to recapture only if the Bank makes certain non-dividend distributions or redemptions or ceases to maintain a bank charter.

     At December 31, 1999 the total federal pre-1988 reserve was approximately $12.5 million for Citizens Financial. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

     MINIMUM TAX. The Code imposes a minimum tax at a rate of 20% on a base of regular taxable income plus certain tax adjustments and preferences ("alternative minimum taxable income" or "AMTI"). The minimum tax is payable to the extent such tax is in excess of the regular tax. This excess is the alternative minimum tax ("AMT"). Net operating losses can offset no more than 90% of AMTI. Payments of AMT may be used as credits against regular tax liabilities in future years subject to certain limitations. Citizens Financial has not been subject to the ATM, nor does it have any such amounts available as credits for carryover.

     NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Losses incurred in tax years beginning before August 6, 1997 and after December 31, 1986 can be carried back three years and forward 15 years. Prior to 1987, various carryback and carryforward provisions apply. At December 31, 1999, Citizens Financial had no net operating loss carryforwards for federal income tax purposes.

     CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations, the stock of which the corporate recipient owns 20% or more, but generally less than 80% and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE AND LOCAL TAXATION

     INDIANA STATE TAXATION. The Company and the Bank will be subject to an 8.5% franchise tax, imposed by the State of Indiana, on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes will constitute federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, property taxes, charitable contributions, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes. Beginning in 1999, the Company and the Bank can apportion income outside of Indiana.

     DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.

     ILLINOIS TAXATION. For Illinois income tax purposes, the Company and the Bank are taxed at a rate of 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations) and apportionment. The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of the Bank.

ITEM 2.     PROPERTIES

OFFICES AND PROPERTIES

     The following table sets forth certain information relating to Citizens Financial's offices at December 31, 1999. In addition, the Bank maintains 45 ATMs, with 24 of such ATMs at the Bank's branch offices.

                                                              Net Book Value of
                                                                Property and
                                                Lease             Leasehold
                              Owned or        Expiration        Improvements at          Deposits at
             Location(1)      Leased             Date          December 31, 1999      December 31, 1999
--------------------------- --------------- ---------------- ---------------------- ----------------------
                                                                          (In Thousands)
EXECUTIVE OFFICE:
707 Ridge Road                 Owned             --                $1,845                $142,907
Munster, IN 46321

BRANCH OFFICES:
5311 Hohman Avenue             Owned             --                  538                  97,781
Hammond, IN 46320

155 N. Main Street             Owned             --                  478                  89,311
Crown Point, IN 46307

1720 45th Street               Owned             --                  705                  101,687
Munster, IN 46321

4740 Indianapolis Blvd.        Owned             --                  307                  54,825
East Chicago, IN 46312

2121 East Columbus            Leased            2003                 405                  25,731
East Chicago, IN 46312

803 W. 57th Avenue            Leased            2003                  2                   31,867
Merrillville, IN 46410

855 Thornapple Way             Owned             --                  345                  29,310
Valparaiso, IN 46383

4005 Franklin                 Leased            2000                 --                   25,477
Marquette Mall
Michigan City, IN 46360

714 Lincolnway                 Owned             --                  172                  16,283
La Porte, IN  46350

3853 45th Street               Owned             --                  940                  23,558
Highland, IN  46322

2600 Roosevelt Road           Leased            2003                 58                    5,622
Valparaiso, IN  46383





(Table continued on next page)                    (Footnotes on following page)




                                                                   Net Book Value of
                                                                     Property and
                                                    Lease             Leasehold
                                  Owned or        Expiration        Improvements at          Deposits at
             Location(1)           Leased            Date          December 31, 1999      December 31, 1999
----------------------------------------------- ---------------- ---------------------- ----------------------
                                                                               (In Thousands)
3301 West Vollmer Road             Leased            2007                $136                  $40,909
Flossmoor, IL  60422

154th at Broadway                 Leased(1)                               20                   40,489
Harvey, IL  60426

13323 S. Baltimore Avenue           Owned             --                  252                  28,797
Chicago, IL  60633

162nd & School Streets              Owned             --                  316                  51,438
South Holland, IL  60473

7101 W. 127th Street                Owned             --                  259                  44,240
Palos Heights, IL  60463

170th at South Park Avenue          Owned             --                  347                    --
South Holland, IL  60473

16145 S. State Street              Leased           2003(2)               36                    8,928
South Holland, IL  60473

16039 S. Harlem                    Leased           2003(2)               33                   19,084
Tinley Park, IL  60477

2345 W. 183rd Street               Leased           2003(2)               36                   18,194
Homewood, IL  60430

1111 E. Exchange Road              Leased           2003(2)               35                   13,342
Crete, IL  60417

1218 Sheffield Avenue              Leased           2002(2)               87                    8,616
Dyer, IN 46311

10S660 State Route 83               Owned             --                  756                   7,474
Hinsdale, IL  60521

Route 30 at Harvest Acre Drive      Owned             --                 1,700                   279
Schererville, IN 46375               (3)

OTHER PROPERTIES:
1730 45th Street(4)                 Owned             --                 1,105                   --
Munster, IN  46321

8149 Kennedy(5)                    Leased            2003                 147                    --
Highland, IN  46322
--------------------------------------------------------------------------------------------------------------

(1) Building donated to the United Way, June 30, 1999, Citizens Financial Services now leases approximately ten percent of building for branch operations.
(2)  Full service branch facilities located in a local grocery store chain.
(3)  Branch opened in December, 1999.
(4)  Insurance and investment center.
(5)  Operations center.

ITEM 3     LEGAL PROCEEDINGS

     In 1983, with the assistance of the Federal Savings and Loan Insurance Corporation ("FSLIC") as set forth in an assistance agreement ("Assistance Agreement"), the Bank acquired through mergers First Federal Savings and Loan Association of East Chicago, East Chicago, Indiana ("East Chicago Savings"), and Gary Federal Savings and Loan Association, Gary, Indiana ("Gary Federal"). The FSLIC-assisted supervisory acquisitions of East Chicago Savings and Gary Federal were accounted for using the purchase method of accounting which resulted in supervisory goodwill (the excess of cost over fair value of net assets acquired), an intangible asset, of $52.9 million, compared to $40.2 million of goodwill as reported on a generally accepted accounting principles basis. Such goodwill was included in the Bank's regulatory capital. The Assistance Agreement relating to the Bank's acquisitions of East Chicago Savings and Gary Federal provided for the inclusion of goodwill as an asset on the Bank's balance sheet, to be amortized over 35 years for regulatory purposes and includable in capital. Pursuant to the regulations adopted by the Office of Thrift Supervision to implement the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the regulatory capital requirement for federal savings banks was increased and the amount of supervisory goodwill that could be included in regulatory capital decreased significantly. At September 30, 1989, the Bank had approximately $26.0 million of remaining supervisory goodwill but, even excluding supervisory goodwill, the Bank exceeded the capital requirements of FIRREA at such date.

     On May 13, 1993, the Bank filed suit against the US government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit is pending before Chief Judge Loren Smith in the United States Court of Federal Claims and is entitled Citizens Financial Services, FSB, et al. v. United States (Case No. 93-306-C).

     The Bank has filed a motion for summary judgment which is presently pending before the Court. Case-specific discovery with the government in preparation for trial has begun, and is scheduled to last one year. It is estimated that the trial will be scheduled thereafter and should commence at some time during the year 2001.

     In its complaint, the Bank did not specify the amount of damages it is seeking from the United States. The Bank has yet to retain an expert in order to attempt to quantify the amount of damages. The Bank is unable to predict the outcome of its claim against the United States and the amount of damages that may be awarded to the Bank, if any, in the event that a judgement is rendered in the Bank's favor. Consequently, no assurances can be given as to the result of this claim or the timing of any proceedings in relation thereto.

     Other than the above-mentioned litigation, the Company is involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate, are believed to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The information required herein is incorporated by reference from the inside back cover of the Registrant's 1999 Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

     The information required herein is incorporated by reference from pages 13 to 14 of the Registrant's 1999 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required herein is incorporated by reference from pages 15 to 23 of the Registrant's 1999 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required herein is incorporated by reference from pages 15 to 16 of the Registrant's 1999 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required herein is incorporated by reference from pages 25 to 48 of the Registrant's 1999 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from pages 3 to 5 of the Registrant's Proxy Statement dated March 27, 2000 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from pages 6 to 12 of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein is incorporated by reference from page 14 to 15 of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from page 12 of the Registrant's Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Document filed as part of this Report.

         (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1999 Annual Report.

         Independent Auditors' Report.

         Consolidated Statements of Financial Condition as of December 31, 1999 and 1998.

         Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

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

         3.1  Certificate of Incorporation of CFS Bancorp, Inc.*
         3.2  Bylaws of CFS Bancorp, Inc.*
         4.0  Form of Stock Certificate of CFS Bancorp, Inc.*
         10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
         10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc. and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
         10.3 CFS Bancorp, Inc. 1998 Stock Option Plan**
         10.4 CFS Bancorp, Inc. 1998 Recognition and Retention Plan and Trust Agreement**
         10.5 Supplemental ESOP Benefit Plan
         13.0 1999 Annual Report to Stockholders specified portion (pp.12 to
              46) of the Registrant's Annual Report to Stockholders for the year ended December 31, 1998.
         23.1 Consent of Independent Auditors - Ernst & Young LLP
         23.2 Consent of Independent Auditors - Cobitz, Vandenberg & Fennessy
         21.0 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the Required information.
         27.0 Financial Data Schedule
         99.0 Independent Auditors' Report for SuburbFed Financial Corp.

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



                Name                                  Title                         Date

                                        Chairman of the Board and Chief         March 30, 2000
-------------------------------------   Executive Officer
Thomas F. Prisby                        (principal executive officer)


                                        Vice Chairman, President and            March 30, 2000
-------------------------------------   Chief Executive Officer
James W. Prisby


                                        Executive Vice President and            March 30, 2000
-------------------------------------   Chief Financial Officer
John T. Stephens                        (principal financial and
                                        accounting officer)


                                        Director                                March 30, 2000
-------------------------------------
Sally A. Abbott


                                        Director                                March 30, 2000
-------------------------------------
Gregory W. Blaine


                                        Director                                March 30, 2000
-------------------------------------
Thomas J. Burns


                                        Director                                March 30, 2000
-------------------------------------
Daniel P. Ryan


                                        Director                                March 30, 2000
-------------------------------------
Gene Diamond

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CFS BANCORP, INC.


                                By: /s/ Thomas F. Prisby
                                    --------------------
                                    Thomas F. Prisby
                                    Chairman of the Board and
                                    Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            Name                                     Title                           Date



/s/ Thomas F. Prisby                    Chairman of the Board and Chief         March 30, 2000
--------------------                    Executive Officer
Thomas F. Prisby                        (principal executive officer)


/s/ James W. Prisby                     Vice Chairman, President and            March 30, 2000
-------------------                     Chief Executive Officer
James W. Prisby


/s/ John T. Stephens                    Executive Vice President and            March 30, 2000
--------------------                    Chief Financial Officer
John T. Stephens                        (principal financial and
                                        accounting officer)


/s/ Sally A. Abbott                     Director                                March 30, 2000
-------------------
Sally A. Abbott



/s/ Gregory W. Blaine                   Director                                March 30, 2000
---------------------
Gregory W. Blaine


/s/ Thomas J. Burns                     Director                                March 30, 2000
-------------------
Thomas J. Burns


 /s/ Daniel P. Ryan                     Director                                March 30, 2000
-------------------
Daniel P. Ryan


/s/ Gene Diamond                        Director                                March 30, 2000
----------------
Gene Diamond