Form 10-Q
period 2000-03-31
CFS BANCORP INC
filed 2000-05-15
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2000.

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

The Registrant had 18,160,625 shares of Common Stock issued and outstanding as of April 30, 2000.

                                CFS BANCORP, INC.

                                      INDEX


                                                                                    Page No.
PART I   FINANCIAL INFORMATION                                                      --------
         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition at
                    March 31, 2000 and December 31, 1999                              3

                    Consolidated Statements of Income for the Three
                    Months Ended March 31, 2000 and 1999                              4

                    Consolidated Statements of Changes in Stockholders' Equity
                    for the Three Months Ended March 31, 2000                         5

                    Consolidated Statements of Cash Flows for the Three
                    Months Ended March 31, 2000 and 1999                              6

                    Notes to Consolidated Financial Statements                        8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                        12

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk                                                             18


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                18

         Item 2.    Changes in Securities and Use of Proceeds                        18

         Item 3.    Defaults upon Senior Securities                                  18

         Item 4.    Submission of Matters to a Vote of Security Holders              18

         Item 5.    Other Information                                                19

         Item 6.    Exhibits and Reports on Form 8-K                                 19


                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)

                                                            March 31, 2000  December 31, 1999
                                                            --------------  -----------------
ASSETS
Cash and amounts due from depository institutions              $    24,668        $    33,062
Interest-bearing deposits                                           36,437             28,866
Federal funds sold                                                  21,800             33,875
                                                               -----------        -----------
     Cash and cash equivalents                                      82,905             95,803

Investment securities available-for-sale                            32,588             32,693
Investment securities held-to-maturity
  (fair value 2000-$166,922; 1999-$165,692)                        176,749            176,737
Mortgage-related securities available-for-sale                     292,600            299,056
Mortgage-related securities held-to-maturity
  (fair value 2000-$91,679; 1999-$97,586)                           95,369            101,066
Loans receivable                                                   938,223            882,676
Investment in FHLB stock, at cost                                   23,697             22,448
Office properties and equipment                                     17,536             17,223
Accrued interest receivable                                         11,258              9,678
Real estate owned                                                      827                609
Prepaid expenses and other assets                                   17,024             11,546
                                                               -----------        -----------
          Total assets                                         $ 1,688,776        $ 1,649,535
                                                               ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                       $   959,098        $   925,047
Borrowed money                                                     494,642            494,699
Advance payments by borrowers for taxes
  and insurance                                                      7,379              5,738
Other liabilities                                                   28,412             18,618
                                                               -----------        -----------
          Total liabilities                                      1,489,531          1,444,102
                                                               -----------        -----------

Stockholders' Equity:
Common stock; $.01 par value:  85,000,000 shares authorized;
   Shares issued:  23,252,415 and 23,198,606 at
     March 31,2000 and December 31, 1999, respectively
   Shares outstanding:  18,143,194 and 18,627,685 at
     March 31, 2000 and December 31, 1999, respectively                232                232
Additional paid-in capital                                         187,343            187,138
Retained earnings, substantially restricted                         93,903             93,927
Treasury stock, at cost: 5,109,221 and 4,570,921 shares at
   March 31, 2000 and December 31, 1999, respectively              (52,890)           (48,079)
Unearned common stock acquired by ESOP                             (11,962)           (11,962)
Unearned common stock acquired by RRP                               (7,499)            (6,389)
Accumulated other comprehensive income, net of tax                  (9,882)            (9,434)
                                                               -----------        -----------
          Total stockholders' equity                               199,245            205,433
                                                               -----------        -----------

          Total liabilities and stockholders' equity           $ 1,688,776        $ 1,649,535
                                                               ===========        ===========


See accompanying notes

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)

                                                        Three Months ended March 31,
                                                       ----------------------------
                                                           2000             1999
                                                       ------------    ------------
Interest income:
  Loans                                                $     17,060    $     13,869
  Mortgage-related securities                                 6,900           8,014
  Other investment securities                                 3,525           3,324
  Other                                                       1,039             388
                                                       ------------    ------------
               Total interest income                         28,524          25,595

Interest expense:
  Deposits                                                   10,328          10,363
  Borrowings                                                  6,624           3,339
                                                       ------------    ------------
              Total interest expense                         16,952          13,702

               Net interest income before
               provision for losses on loans                 11,572          11,893
Provision for losses on loans                                 2,250             150
                                                       ------------    ------------

               Net interest income after
               provision for losses on loans                  9,322          11,743

Non-interest income:
  Loan fees                                                     421             192
  Insurance commissions                                         218             203
  Investment commissions                                        369             363
  Gain (loss) on sale of investment securities - net           --               (56)
  Net gain (loss) on sale of loans                               (2)             67
  Net gain on sale of office properties                           2            --
  Loss on sale of real estate owned                            --               (53)
  Other income                                                  376             590
                                                       ------------    ------------
               Total non-interest income                      1,384           1,306

Non-interest expense:
  Compensation and employee benefits                          5,111           4,562
  Net occupancy expense                                         620             654
  Furniture and equipment expense                               651             581
  Federal deposit insurance premiums                             50             199
  Data processing                                               296             284
  Marketing                                                     247             108
  Other general and administrative expenses                   1,021           1,110
                                                       ------------    ------------
               Total non-interest expense                     7,996           7,498
                                                       ------------    ------------

Income before income taxes                                    2,710           5,551
Income tax expense                                            1,203           2,275
                                                       ------------    ------------

               Net income                              $      1,507    $      3,276
                                                       ============    ============

Per share data:
  Basic earnings per share                             $       0.09    $       0.15
  Diluted earnings per share                                   0.09            0.15
  Cash dividends declared per share                            0.09            0.08
  Weighted average shares outstanding                    16,532,903      21,520,161
  Weighted average diluted shares outstanding            16,721,865      21,635,474

See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                   (Unaudited)






                                                        Additional
                                              Common       Paid-In     Retained   Treasury
                                               Stock       Capital     Earnings      Stock
                                               -----       -------     --------      -----

Balance January 1, 2000                      $     232   $ 187,138   $  93,927    ($ 48,079)

Net income                                        --          --         1,507         --
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment                  --          --          --           --

Total comprehensive income                       1,059

Purchase of treasury stock                        --          --          --         (4,811)

Exercise of stock options                         --           165        --           --

Adjustment to shares for Recognition and
     Retention Plan                               --            40        --           --

Dividends declared on common stock                --          --        (1,531)        --
                                             ---------   ---------   ---------    ---------
Balance March 31, 2000                       $     232   $ 187,343   $  93,903    ($ 52,890)
                                             =========   =========   =========    =========


                                              Unearned     Unearned
                                                Common       Common   Accumulated
                                                 Stock        Stock         Other
                                              Acquired     Acquired Comprehensive
                                               by ESOP       by RRP         (Loss)     Total
                                               -------       ------        ------      -----
Balance January 1, 2000                      ($ 11,962)   ($  6,389)   ($  9,434)   $ 205,433

Net income                                        --           --           --          1,507
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment                  --           --           (448)        (448)
                                                                                    ---------
Total comprehensive income                                                              1,059

Purchase of treasury stock                        --           --           --         (4,811)

Exercise of stock options                         --           --           --            165

Adjustment to shares for Recognition and
     Retention Plan                               --         (1,110)        --         (1,070)

Dividends declared on common stock                --           --           --         (1,531)
                                             ---------    ---------    ---------    ---------
Balance March 31, 2000                       ($ 11,962)   ($  7,499)   ($  9,882)   $ 199,245
                                             =========    =========    =========    =========

See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                Three Months ended March 31,
                                                                ----------------------------
                                                                      2000        1999
                                                                      ----        ----
Operating activities:
   Net income                                                      $  1,507    $  3,276
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                                 2,250         150
        Depreciation expense                                            519         499
        Deferred income (taxes) benefit                                 703      (1,602)
        Amortization of cost of stock benefit plans                     358        --
        Change in deferred income                                       113         299
        Increase in interest receivable                              (1,580)       (426)
        Increase in accrued interest payable                            472         195
        Proceeds from sale of loans held for sale                       310       3,185
        Origination of loans held for sale                             (527)     (3,185)
        Proceeds from sale of credit card loans                        --         1,533
        Net gain on sale of available for sale securities              --            56
        Net gain (loss) on sale of loans                                  2         (68)
        Gain of sale of office property                                --            (1)
        Net loss (profit) on sale of real estate owned                 --            53
        Increase (decrease) in prepaid expenses and other assets     (5,891)        659
        Increase in other liabilities                                 8,027       3,499
                                                                   --------    --------

Net  cash provided by operating activities                            6,263       8,122
                                                                   ========    ========

Investing activities:
   Available for sale investment securities:
        Purchases                                                      (258)       (185)
        Repayments                                                     --            (6)
        Sales                                                          --         6,213
   Held to maturity investment securities:
        Purchases                                                      --       (32,043)
        Repayments and maturities                                      --        18,534
   Available for sale mortgage-related securities:
        Purchases                                                      --       (55,248)
        Repayments                                                    6,069      17,529
        Sales                                                          --         1,089
   Held to maturity mortgage-related securities:
        Purchases                                                      --          --
        Repayments                                                    5,697      32,130
   Purchase of Federal Home Loan Bank stock                          (1,249)     (1,614)
   Loan originations and principal payments on loans - net          (58,060)    (26,747)
   Construction costs on real estate owned                               (1)        (54)
   Proceeds from sale of real estate owned                              148         116
   Purchases of property and equipment                                 (832)       (411)
   Disposals of property and equipment                                 --      $      1
                                                                   --------    --------

                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars In Thousands)
                                   (Unaudited)

                                                         Three Months ended March 31,
                                                         ----------------------------
                                                             2000        1999
                                                             ----        ----
Net cash used in investing activities                       (48,486)    (40,696)
                                                           --------    --------

Financing activities:
   Proceeds from exercise of stock options                      165         656
   Dividends paid on common stock                            (1,531)     (1,653)
   Purchase of treasury stock                                (4,811)    (11,990)
   Purchase of shares for Recognition and Retention Plan       --        (7,499)
   Net increase in NOW, passbook and money
     market accounts                                          6,477       5,655
   Net increase (decrease) in certificates of deposit        27,441     (28,463)
   Net increase in advance payments by borrowers for
     taxes and insurance                                      1,641         744
   Net increase (decrease) in borrowed funds                    (57)     54,672
                                                           --------    --------
   Net cash flows provided by financing activities           29,325      12,122
                                                           --------    --------
   Decrease in cash and cash equivalents                    (12,898)    (20,452)
   Cash and cash equivalents at beginning of period          95,803    $ 49,843
                                                           --------    --------
   Cash and cash equivalents at end of period              $ 82,905    $ 29,391
                                                           ========    ========

See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 1999 contained in the CFS Bancorp, Inc. (the "Company") annual report. The results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2. LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                          March 31, 2000      December 31, 1999
                                          --------------     -----------------
                                                   (Dollars In Thousands)

Mortgage Loans:                             Amount       %       Amount       %
                                            ------     ------    ------     -----
  Single-family residential              $  687,118    67.54%   $669,280    69.46%
  Multi-family residential                   35,512     3.49      33,840      3.51
  Commercial real estate                    111,792    10.99      93,320      9.68
Construction and land
  development:
       Single-family residential             43,224     4.25      39,045      4.05
       Multi-family residential              39,568     3.89      36,843      3.82
       Commercial and land development       62,415     6.14      57,417      5.96
  Home equity                                16,539     1.63      16,001      1.66
                                         ----------    -----    --------    ------
          Total mortgage loans              996,168    97.93     945,746     98.14

Other loans                                  21,083     2.07      17,861      1.86
                                         ----------    -----    --------    ------
          Total loans receivable          1,017,251   100.00%    963,607    100.00%
                                         ----------    -----    --------    ------

Less:
  Undisbursed portion of
    loan proceeds                            71,692               73,086
  Allowance for losses on
    loans                                     6,111                5,973
  Deferred loan fees                          1,225                1,872
                                         ----------             --------
Loans receivable, net                    $  938,223             $882,676
                                         ==========             ========

3. INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):


Available-for-Sale at March 31, 2000:                                         Gross           Gross
                                                          Amortized      Unrealized      Unrealized              Fair
                                                               Cost           Gains          Losses             Value
                                                               ----           -----          ------             -----

Callable agency securities and corporate bonds              $20,010             $--            $447           $19,563
Trust preferred securities                                    4,923              --             219             4,704
Equity securities                                             8,943             568           1,190             8,321
                                                              -----             ---           -----             -----
                                                            $33,876            $568          $1,856           $32,588
                                                            =======            ====          ======           =======

Available-for-Sale at December 31, 1999:                                      Gross           Gross
                                                          Amortized      Unrealized      Unrealized              Fair
                                                               Cost           Gains          Losses             Value
                                                               ----           -----          ------             -----

Callable agency securities and corporate bonds              $20,006              $1            $419           $19,588
Trust preferred securities                                    4,923              --             405             4,518
Equity securities                                             9,566             136           1,115             8,587
                                                              -----             ---           -----             -----
                                                            $34,495            $137          $1,939           $32,693
                                                            =======            ====          ======           =======


Held-to-Maturity at March 31, 2000:                                           Gross           Gross
                                                          Amortized      Unrealized      Unrealized              Fair
                                                               Cost           Gains          Losses             Value
                                                               ----           -----          ------             -----

Callable agency securities and corporate bonds             $176,749             $ -          $9,827          $166,922
                                                           ========             ===          ======          ========

Held-to-Maturity at December 31, 1999:                                        Gross           Gross
                                                          Amortized      Unrealized      Unrealized              Fair
                                                               Cost           Gains          Losses             Value
                                                               ----           -----          ------             -----

Callable agency securities and corporate bonds             $176,737             $ -         $11,045          $165,692
                                                           ========             ===         =======          ========

4. MORTGAGE-RELATED SECURITIES

The amortized cost of mortgage-related securities and their fair values are as follows (in thousands):

Available-for-Sale at March 31, 2000:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $59,516             $41          $1,087        $58,470
Real estate mortgage investment conduits
   and collateralized mortgage obligations             247,532               5          13,407        234,130
                                                       -------               -          ------        -------
                                                      $307,048             $46         $14,494       $292,600
                                                      ========             ===         =======       ========

Available-for-Sale at December 31, 1999:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $59,931            $341          $1,271        $59,001
Real estate mortgage investment conduits
   and collateralized mortgage obligations             253,185              94          13,224        240,055
                                                       -------              --          ------        -------
                                                      $313,116            $435         $14,495       $299,056
                                                      ========            ====         =======       ========


Held -to-Maturity at March 31, 2000:                                     Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $37,707             $45          $2,301        $35,451
Real estate mortgage investment conduits
   and collateralized mortgage obligations              57,662              73           1,507         56,228
                                                        ------              --           -----         ------
                                                       $95,369            $118          $3,808        $91,679
                                                       =======            ====          ======        =======

Held-to-Maturity at December 31, 1999:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $39,196             $44          $2,291        $36,949
Real estate mortgage investment conduits
   and collateralized mortgage obligations              61,870             147           1,308         60,637
                                                        ------             ---           -----         ------
                                                      $101,066            $191          $3,599        $97,586
                                                      ========            ====          ======        =======


5. PENDING ACCOUNTING PRONOUNCEMENTS

In June 1998, FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. FAS No. 133 establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related changes in value of the hedged item in the income statement and requires that a company document designate and assess the effectiveness of transactions that qualify for hedge accounting. In June 1999, FAS No. 137, "Accounting for Derivatives and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," was issued. FAS No. 137 defers the effective date of FAS No. 133 until fiscal years beginning after June 15, 2000. As such, the Company will adopt FAS No. 133 on January 1, 2001. The Company does not believe adoption of FAS No. 133 will have a material impact on its financial position or results of operations.

6. EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                                     Three Months Ended,
                                                               -------------------------------
                                                               March 31, 2000    March 31,1999
                                                               --------------    -------------
                                                         (Dollars In Thousands Except Per Share Data)

Net income                                                      $      1,507    $      3,276
Weighted average number of common shares outstanding              18,428,340      22,814,558
Average ESOP shares not committed to be released                  (1,181,287)     (1,294,397)
Average RRP shares not vested                                       (714,150)       (357,075)
                                                                ------------    ------------
Weighted average number of shares outstanding for
   basic earnings per share computation purposes                  16,532,903      21,163,086
Dilutive effects of employee stock options                           188,962         115,313
                                                                ------------    ------------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes            16,721,865      21,278,399
                                                                ============    ============
Basic earnings per share                                        $       0.09    $       0.15
Diluted earnings per share                                      $       0.09    $       0.15


7. COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income:


                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                              2000       1999
                                              ----       ----
                                               (In Thousands)

Net income                                   $ 1,507    $ 3,276
Net change in unrealized gain or (loss) on
   securities available-for-sale, net           (448)       (66)
                                             -------    -------
Comprehensive income                         $ 1,059    $ 3,210
                                             =======    =======

8. NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                              March 31, 2000   December 31, 1999
                                              --------------   -----------------
                                                    (Dollars In Thousands)

Non-accrual loans:
     Mortgage loans:
          Construction and land development       $ 1,954         $ 1,313
          Single-family residential                 6,280           7,303
          Multi-family residential                    541             460
          Non-residential                             474           2,498
     Other loans                                       44             258
                                                  -------         -------
          Total non-performing loans                9,293          11,832
Other real estate owned                               827             609
                                                  -------         -------

          Total non-performing assets             $10,120         $12,441
                                                  =======         =======

          Non-performing assets to total assets      0.60 %          0.75%
          Non-performing loans to total loans        0.99            1.23

The following table is a summary of changes in the allowance of loan losses for the three months ended March 31, 2000 and the year ended December 31, 1999:

                                                    Three Months Ended     Year Ended
                                                      March 31, 2000    December 31, 1999
                                                      --------------    -----------------
                                                            (Dollars In Thousands)

Balance at beginning of period                              $ 5,973          $ 5,357
Provision for loan losses                                     2,250              675
Charge-offs                                                  (2,117)            (171)
Recoveries                                                        5              112
                                                            -------          -------
Balance at end of period                                    $ 6,111          $ 5,973
                                                            =======          =======
Allowance for loan losses to total non-performing
   loans at end of period                                     65.76 %          50.48 %
Allowance for loan losses to total loans at end of period      0.60             0.62



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

CHANGES IN FINANCIAL CONDITION

At March 31, 2000 the Company's total assets amounted to $1.7 billion or approximately $39.2 million more than at December 31, 1999. Total liabilities and stockholder's equity were $1.5 billion and $199.2 million, respectively, at March 31, 2000. This compared to $1.4 billion and $205.4 million, respectively, at December 31, 1999.

Cash and cash equivalents decreased from $95.8 million at December 31, 1999 to $82.9 million at March 31, 2000. This net decrease of $12.9 million was used primarily to fund new loan originations and to repurchase stock under the Company's stock repurchase program.

Investment securities (available-for-sale and held-to-maturity) were basically unchanged from December 31, 1999 to March 31, 2000. Mortgage-related securities (available-for-sale and held-to-maturity) decreased from an aggregate of $400.1 million to an aggregate of $388.0 million during the same time period. As with cash and cash equivalents this decrease in mortgage-related securities of $12.1 million was used primarily to fund new loan originations and to repurchase stock under the Company's stock repurchase program.

Deposits increased from $925.0 million at December 31, 1999 to $959.1 million at March 31, 2000. This net increase of $34.1 million was primarily the result of a more aggressive pricing strategy in 2000 compared to 1999. This increase was also used to fund new loan originations and to repurchase stock under the Company's stock repurchase program.

Borrowed money was $494.6 million at March 31, 2000, which was relatively unchanged since December 31, 1999. Borrowed money consists of advances from the Federal Home Loan Bank of Indianapolis and Chicago and reverse repurchase agreements.

Stockholders' equity decreased from $205.4 million at December 31, 1999 to $199.2 million at March 31, 2000. This decrease was primarily the result of the repurchase of 538,000 shares of the Company's common stock during the quarter for $4.8 million.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average monthly balances during the periods prior to 2000. The Company's management believes that the average monthly balances do not differ materially from the average daily balances.

                                                                       Three Months Ended March 31,
                                            ------------------------------------------------------------------------------------
                                                              2000                                       1999
                                                              ----                                       ----
                                                Average                       Average       Average                    Average
                                             Daily Balance   Interest        Yield/Cost     Balance       Interest    Yield/Cost
                                            -------------------------------------------------------------------------------------
                                                                    (Dollars In Thousands)

Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                        $  895,465    $   16,629      7.43%   $  711,828    $   13,262     7.45%
     Other loans                                  19,057           431      9.05%       27,723           607     8.76%
                                              ----------    ----------              ----------    ----------
          Total loans                            914,522        17,060      7.46%      739,551        13,869     7.50%
Securities (2)                                   601,270        10,425      6.94%      671,360        11,338     6.76%
Other interest-earning assets (3)                 68,850         1,039      6.04%       27,945           388     5.55%
                                              ----------    ----------              ----------    ----------
     Total interest-earning assets             1,584,642        28,524      7.20%    1,438,856        25,595     7.12%

Non-interest earning assets                       58,824                                54,204
                                              ----------                            ----------
Total assets                                  $1,643,466                            $1,493,060
                                              ==========                            ==========

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts            $  125,434           758      2.42%   $  119,921           674     2.25%
     Passbook accounts                           217,850         1,656      3.04%      222,061         1,626     2.93%
     Certificates of deposit                     569,253         7,914      5.56%      587,861         8,063     5.49%
                                              ----------    ----------              ----------    ----------
          Total deposits                         912,537        10,328      4.53%      929,843        10,363     4.46%
                                              ----------    ----------              ----------    ----------
Total borrowings                                 471,295         6,624      5.62%      249,175         3,339     5.36%
                                              ----------    ----------              ----------    ----------
Total interest-bearing liabilities             1,383,832        16,952      4.90%    1,179,018        13,702     4.65%

Non-interest bearing liabilities (4)              56,281                                59,239
          Total liabilities                    1,440,113                             1,238,257
Stockholder's equity                             203,353                               254,803
                                              ----------                            ----------
          Total liabilities and               $1,643,466                            $1,493,060
Stockholder's equity                          ==========                            ==========

Net interest-earning assets                   $  200,810                            $  259,838
                                              ==========                            ==========
Net interest income/interest rate spread                    $   11,572      2.30%                 $   11,893     2.47%
                                                            ==========                            ==========
Net interest margin                                                         2.92%                                3.31%
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                    114.51%                              122.04%




---------------

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2) Average balances of securities available for sale are based on historical costs.
(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.
(4)  Consists primarily of demand deposit accounts.

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume);(ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).


                                             Three Months Ended March 31,
                                      -----------------------------------------
                                                2000 compared to 1999
                                              Increase (decrease) due to
                                      -----------------------------------------
                                               (Dollars In Thousands)

                                                                     Total Net
                                                              Rate/   Increase
                                      Rate      Volume      Volume   (Decrease)
                                      ----      ------      ------   ----------
Interest-earning assets:
  Loans receivable:
     Real estate loans              ($   43)   $ 3,421    ($   11)   $ 3,367
     Other loans                         20       (190)        (6)      (176)
                                    -------    -------    -------    -------
          Total loans receivable        (23)     3,231        (17)     3,191

Securities                              302     (1,184)       (31)      (913)
Other interest-earning assets            34        568         49        651
                                    -------    -------    -------    -------

Total net change in income on
  interest-earning assets               313      2,615          1      2,929

Interest-bearing liabilities:
  Deposits:
     NOW and money markets               51         31          2         84
     Passbook accounts                   62        (31)        (1)        30
     Certificates of deposit            110       (255)        (4)      (149)
                                    -------    -------    -------    -------
          Total deposits                223       (255)        (3)       (35)

Borrowings                              163      2,976        146      3,285
                                    -------    -------    -------    -------
Total net change in expense on
  interest-bearing liabilities          386      2,721        143      3,250
                                    -------    -------    -------    -------
Net change in net interest income   ($   73)   ($  106)   ($  142)   ($  321)
                                    =======    =======    =======    =======

RESULTS OF OPERATIONS

The Company reported net income of $1.5 million or $0.09 per share for the three months ended March 31, 2000 compared to net income of $3.3 million or $0.15 per share for the three months ended March 31, 1999. Included in the first quarter results for 2000 is a specific provision of $2.0 million ($1.3 million net of tax) related to the write down of a non-performing loan acquired in the July 1998 acquisition of SuburbFed Financial Corp. ("SFC"). This loan is secured by a three story office building located in Matteson, Illinois and certain other collateral. The collateral originally appraised for $2.9 million. The loan was placed on non-accrual status by the Company in March, 1998, and the Bank recently received a new appraisal of this property in anticipation of commencing foreclosure proceedings. The new appraisal indicated that the fair value of the collateral property was significantly less than the original appraised value and the carrying value on the Company's books. Accordingly, the Company took the $2.0 million write-down. In addition to the potential loss, the appraisal raised questions concerning certain facts and documentation with respect to the property and the appraisal report issued at the time SFC underwrote the loan. CFS Bancorp is evaluating these issues, and to the extent the Company has claims against the borrower and/or others, it plans to vigorously pursue these claims. Absent this write-down, net income for the first quarter of 2000 would have been $2.8 million or $0.17 per share.

Interest income increased by $2.9 million or 11.3 percent to $28.5 million for the three months ended March 31, 2000 compared to $25.6 million for the first quarter of 1999. This increase was primarily due to the increase of $175.0 million in the average balance of outstanding loans, which was partially offset by a $29.2 million reduction in average balances of other interest-earning assets. To a lesser extent, the increase resulted from an increase in the average yield earned by the Company on interest earning assets from 7.12 percent to 7.20 percent, respectively, when comparing the three months ended March 31, 1999 to the same period in 2000.

Interest expense increased by $3.3 million when comparing the first quarter of 1999 to the first quarter of 2000. The average balance of deposits decreased modestly while average rates increased slightly resulting in a reduction of $35,000 in interest paid on deposits when comparing the first quarter of 2000 to the first quarter of 1999. The primary reason for the increase in interest expense was in the area of borrowed money, where the average balance increased by $222.1 million and interest rates were 26 basis points higher when comparing the first quarter of 2000 to the first quarter of 1999. The increase in the average balance of borrowed funds primarily reflects the Company's program to leverage its capital base by borrowing funds, among other sources, to increase its origninations of new loans at spreads deemed acceptable by management.

The Company's provision for losses on loans was $2.2 million for the three months ended March 31, 2000 compared to $150,000 for the same period in 1999. The large increase was primarily the result of the aforementioned write-down of one non-performing loan. Without this special provision, the increase would have been $100,000, reflecting the increase in loan volume and the increased amounts of commercial real estate loans.

Non-performing assets were $10.1 million at March 31, 2000 compared to $12.4 million at December 31, 1999. As a percent of total assets, non-performing assets were 0.60 percent at March 31, 2000 compared to 0.75 percent at December 31, 1999. These changes were also primarily as a result of the aforementioned write-down.

Non-interest income for the three months ended March 31, 2000 was $1.4 million compared to $1.3 million for the three months ended March 31, 1999. The increase was primarily the result of an increase in loan fees of $229,000 due to an increase in loan originations generally and, in particular, commercial loans (which typically have higher fees), that was partially offset by a $214,000 decrease in other income.

Non-interest expense was $8.0 million for the three months ended March 31, 2000 compared to $7.5 million for the similar period in 1999. Compensation and employee benefits expenses increased by $549,000. Approximately $360,000 of this increase is attributable to the cost associated with payments under the Company's Recognition and Retention Plan ("RRP") in the 2000 period, which expense was not included in the first quarter of 1999.

Income tax expense was $1.2 million for the three months ended March 31, 2000 compared to $2.3 million for the same period in 1999. This decrease is primarily reflective of the tax effect on the losses related to the aforementioned non-performing loan.

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

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-related securities and investment securities. At March 31, 2000 the total approved investment and loan origination commitments outstanding amounted to $69.1 million. At the same date, the unadvanced portion of construction loans amounted to $71.5 million. There were no investment securities scheduled to mature in one year or less at March 31, 2000.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At March 31, 2000, the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision ("OTS"). The current requirements and the Bank's actual levels are set forth below (dollars in thousands):

                         Required Capital         Actual Capital            Excess Capital

                        Amount    Percent         Amount   Percent        Amount   Percent
                        ------    -------         ------   -------        ------   -------
Tangible capital       $24,584       1.50%      $139,827      8.53%     $115,243      7.03%

Core capital            65,558       4.00        139,827      8.53        74,269      4.82

Risk-based capital      68,911       8.00        145,938     16.94        77,027      8.94

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Management's Discussion and Analysis of Financial Condition and Results of Operation of Citizens Financial in the Company's Annual Report to stockholders for December 31, 1999. There has been no material change in the Company's assets and liability position or the market value of the Company's portfolio equity since December 31, 1999.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. USE OF PROCEEDS FROM REGISTERED SECURITIES

Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of the Company was held on April 25, 2000 ("Annual Meeting").

(b)  Not applicable.

(c) There were 18,328,643 shares of Common Stock of the Company eligible to be voted at the Annual Meeting and 15,524,862 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

     (1) Election of directors for a three-year term.

         Gene Diamond          FOR 14,111,446                 WITHHELD 1,413,415
                                   ----------                          ---------

         James W. Prisby       FOR 14,096,937                 WITHHELD 1,427,924
                                   ----------                          ---------

     (2) Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 2000.

         FOR 14,704,010               AGAINST 626,408          ABSTAIN 194,442
             ------------------               -------                  -------

         Ernst and Young LLP was ratified as the Company's Independent Auditors for fiscal 2000.

     (3) To consider and vote upon a stockholder's proposal, if presented at the Annual Meeting.

         IN FAVOR 3,508,769               AGAINST 7,765,272
                  ---------                       ---------

         ABSTAIN 341,284                           NON-VOTE 3,909,535
                 --------------                             ---------

         The stockholder's proposal was not approved.

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

(b)  Reports on Form 8-K

     A Current Report on Form 8-K was filed on February 11, 2000. The report announced a correction in the previously announced earnings per share amounts for 1999. Basic earnings per share were $0.69 per share for the year ended December 31, 1999 rather than the $0.67 per share as shown in the Company's previous earnings release, dated January 27, 2000. Diluted earnings per share were also revised to $0.68 per share from $0.66 per share. The correction was a result of a change in the Company's treatment of unvested shares of the Recognition and Retention Plan ("RRP") for purposes of computing average outstanding shares for earnings per share calculations. Originally the Company included all RRP shares as outstanding. However, only vested RRP shares are considered outstanding for basic earnings per share calculations, while for diluted earnings per share calculations, RRP shares are afforded treatment similar to stock options.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date:    May 12, 2000     By:  /s/ Thomas F. Prisby
                            -----------------------------------
                            Thomas F. Prisby, Chairman and
                             Chief Executive Officer

Date:    May 12, 2000     By:  /s/ John T. Stephens
                            -----------------------------------
                            John T. Stephens, Executive Vice President and
                             Chief Financial Officer