Form 10-Q
period 2000-06-30
CFS BANCORP INC
filed 2000-08-14
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                 to                 .
                                   -----------------  -----------------

                         Commission file number: 0-24611

                                CFS Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                   35-2042093
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

The Registrant had 18,026,018 shares of Common Stock issued and outstanding as of July 21, 2000.

                                CFS BANCORP, INC.

                                      INDEX

                                                                                    Page No.
                                                                                    --------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition at June 30,
                    2000 and December 31, 1999                                          3

                    Consolidated Statements of Income for the Three and Six
                    Months Ended June 30, 2000 and 1999                                 4

                    Consolidated Statements of Changes in Stockholders' Equity
                    for the Six Months Ended June 30, 2000                              5

                    Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 2000 and 1999                                 6

                    Notes to Consolidated Financial Statements                          8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                           12

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk                                                                22


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                   22

         Item 2.    Changes in Securities and Use of Proceeds                           21

         Item 3.    Defaults upon Senior Securities                                     21

         Item 4.    Submission of Matters to a Vote of Security Holders                 21

         Item 5.    Other Information                                                   21

         Item 6.    Exhibits and Reports on Form 8-K                                    21


                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars In Thousands)
                                   (Unaudited)

                                                              June 30, 2000    December 31, 1999
                                                              -------------    -----------------
ASSETS
Cash and amounts due from depository institutions               $    25,735          $    33,062
Interest-bearing deposits                                            16,138               28,866
Federal funds sold                                                   10,000               33,875
                                                                -----------          -----------
     Cash and cash equivalents                                       51,873               95,803

Investment securities available-for-sale                             77,692               32,693
Investment securities held-to-maturity
  (fair value 2000-$166,687; 1999-$165,692)                         176,760              176,737
Mortgage-related securities available-for-sale                      284,291              299,056
Mortgage-related securities held-to-maturity
  (fair value 2000-$86,148; 1999-$97,586)                            90,038              101,066
Loans receivable                                                    978,565              882,676
Investment in FHLB stock, at cost                                    27,764               22,448
Office properties and equipment                                      17,216               17,223
Accrued interest receivable                                          10,299                9,678
Real estate owned                                                       800                  609
Prepaid expenses and other assets                                    17,567               11,546
                                                                -----------          -----------
          Total assets                                          $ 1,732,865          $ 1,649,535
                                                                ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                        $   955,793          $   925,047
Borrowed money                                                      542,642              494,699
Advance payments by borrowers for taxes
  and insurance                                                       6,212                5,738
Other liabilities                                                    27,462               18,618
                                                                -----------          -----------
          Total liabilities                                       1,532,109            1,444,102
                                                                -----------          -----------

Stockholders' Equity:
Common stock; $.01 par value:  85,000,000 shares authorized;
   Shares issued:  23,298,790 and 23,198,606 at
     June 30, 2000 and December 31, 1999, respectively
   Shares outstanding:  18,026,018 and 18,627,685 at
     June 30, 2000 and December 31, 1999, respectively                 233                   232
Additional paid-in capital                                         188,581               187,138
Retained earnings, substantially restricted                         95,358                93,927
Treasury stock, at cost: 5,272,772 and 4,570,921 shares at
  June 30, 2000 and December 31, 1999, respectively                (55,172)              (48,079)
Unearned common stock acquired by ESOP                             (11,962)              (11,962)
Unearned common stock acquired by RRP                               (6,019)               (6,389)
Accumulated other comprehensive loss, net of tax                   (10,263)               (9,434)
                                                               -----------           -----------
          Total stockholders' equity                               200,756               205,433
                                                               -----------           -----------

          Total liabilities and stockholders' equity           $ 1,732,865           $ 1,649,535
                                                               ===========           ===========

See accompanying notes


                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars In Thousands Except Per Share Data)
                                   (Unaudited)

                                                       For Three Months Ended        For Six Months Ended
                                                             June 30,                        June 30,
                                                             --------                        --------
                                                       2000            1999            2000            1999
                                                       ----            ----            ----            ----
Interest income:
  Loans                                              $18,300        $13,952         $35,360        $27,821
  Mortgage-related securities                          6,808          7,420          13,708         15,434
  Other investment securities                          3,597          3,528           7,122          6,852
  Other                                                  979            339           2,018            727
                                                      ------         ------          ------         ------
               Total interest income                  29,684         25,239          58,208         50,834

Interest expense:
  Deposits                                            10,902          9,897          21,230         20,259
  Borrowings                                           7,067          3,611          13,691          6,950
                                                      ------         ------          ------         ------
              Total interest expense                  17,969         13,508          34,921         27,209

               Net interest income before
               provision for losses on loans          11,715         11,731          23,287         23,625
Provision for losses on loans                            300            150           2,550            300
                                                      ------         ------          ------         ------
               Net interest income after
               provision for losses on loans          11,415         11,581          20,737         23,325

Non-interest income:
  Loan fees                                              353            278             774            470
  Insurance commissions                                  222            216             440            419
  Investment commissions                                 378            393             747            756
  Gain on sale of investment securities - net             73             94              73             38
  Net gain on sale of loans                               --              1              --             68
  Gain (loss) on sale of real estate owned                --             26              --            (28)
  Other income                                           424            448             800          1,038
                                                      ------         ------          ------         ------
               Total non-interest income               1,450          1,456           2,834          2,761

Non-interest expense:
  Compensation and employee benefits                   5,218          4,463          10,329          9,025
  Net occupancy expense                                  600            630           1,220          1,284
  Furniture and equipment expense                        613            487           1,264          1,068
  Federal deposit insurance premiums                      48             96              98            294
  Data processing                                        168            309             464            594
  Marketing                                              214            105             461            213
  Other general and administrative expenses            1,163            937           2,184          2,047
                                                      ------         ------          ------         ------
               Total non-interest expense              8,024          7,027          16,020         14,525

Income before income taxes                             4,841          6,010           7,551         11,561
Income tax expense                                     1,839          2,356           3,042          4,631
                                                      ------         ------          ------         ------

               Net income                             $3,002         $3,654          $4,509         $6,930
                                                      ======         ======          ======         ======

Per share data:
  Basic earnings per share                             $0.18          $0.19           $0.27          $0.34
  Diluted earnings per share                            0.18           0.19            0.27           0.34
  Cash dividends declared per share                     0.09           0.08            0.18           0.16
  Weighted average shares outstanding             16,377,538     19,253,527      16,475,221     20,279,515
  Weighted average diluted shares outstanding     16,542,490     19,670,791      16,640,173     20,696,779

See accompanying notes


                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars In Thousands)
                                   (Unaudited)

                                                                                      Unearned  Unearned
                                                                                        Common    Common   Accumulated
                                                   Additional                            Stock     Stock         Other
                                           Common    Paid-In   Retained  Treasury     Acquired  Acquired Comprehensive
                                            Stock    Capital   Earnings     Stock      by ESOP    by RRP        (Loss)    Total
                                            -----    -------   --------     -----      -------    ------        ------    -----
Balance January 1, 2000                    $  232   $187,138   $93,927    ($48,079)  ($11,962)    ($6,389)    ($9,434)   $205,433

Net income                                     --         --     4,509          --         --          --          --      4,509
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net
     of reclassification adjustment            --         --        --          --         --          --        (829)      (829)
Total comprehensive income                                                                                                $3,680

Purchase of treasury stock                     --         --        --      (7,093)        --          --          --     (7,093)

Exercise of stock options                       1        388        --          --         --          --          --        389

Adjustment in the recording of rabbi trust     --      1,015        --          --         --          --          --      1,015

Adjustment to shares for Recognition and
     Retention Plan                            --         40        --          --         --      (1,110)         --     (1,070)

Vesting of awards granted under
     Recognition and Retention Plan            --         --        --          --         --       1,480          --      1,480

Dividends declared on common stock             --         --    (3,078)         --         --          --          --     (3,078)
                                           -------------------------------------------------------------------------------------
Balance June 30, 2000                      $  233   $188,581   $95,358    ($55,172)  ($11,962)    ($6,019)   ($10,263)  $200,756
                                           ======   ========   =======    ========   ========    ========    ========   ========

See accompanying notes


                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)




                                                                       Six Months Ended
                                                                            June 30,
                                                                            --------
                                                                       2000         1999
                                                                       ----         ----
Operating activities:
   Net income                                                      $   4,509    $   6,930
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                                  2,550          300
        Depreciation expense                                           1,071        1,006
        Deferred income taxes                                           (153)      (5,587)
        Amortization of cost of stock benefit plans                      715          357
        Change in deferred income                                        242          683
        Increase in interest receivable                                  621          372
        Decrease in accrued interest payable                             153          122
        Proceeds from sale of loans held for sale                        546        4,548
        Origination of loans held for sale                            (1,028)      (4,247)
        Proceeds from sale of Visa accounts                               --        1,533
        Net gain on sale of VISA accounts                                 --          (59)
        Net gain on sale of available for sale securities                (73)          (6)
        Net gain on sale of loans                                         --           (9)
        Gain of sale of office property                                   --           (1)
        Net loss on sale of real estate owned                             --           28
        Increase (decrease) in prepaid expenses and other assets      (4,598)       2,346
        Increase in other liabilities                                  7,377        5,279
                                                                   ---------    ---------

Net cash provided by operating activities                             11,932       13,595
                                                                   ---------    ---------

Investing activities:
   Available for sale investment securities:
        Purchases                                                    (45,391)        (185)
        Repayments                                                        --          137
        Sales                                                            606       23,026
   Held to maturity investment securities:
        Purchases                                                         --      (90,073)
        Repayments and maturities                                         --       56,285
   Available for sale mortgage-related securities:
        Purchases                                                         --      (55,248)
        Repayments                                                    13,400       27,705
        Sales                                                             --        1,088
   Held to maturity mortgage-related securities:
        Purchases                                                         --         --
        Repayments                                                    11,028       52,864
   Purchase of Federal Home Loan Bank stock                           (5,316)      (3,554)
   Loan originations and principal payments on loans                 (99,039)     (47,056)
   Additional costs on real estate owned                                 (53)         (64)
   Proceeds from sale of real estate owned                               619          394
   Purchases of property and equipment                                (1,085)        (870)
   Disposals of property and equipment                                    21            1
                                                                   ---------    ---------
Net cash used in investing activities                               (125,210)     (35,550)
                                                                   ---------    ---------


                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                         Six Months Ended
                                                                             June 30,
                                                                             --------
                                                                      2000           1999
                                                                      ----           ----
Financing activities:
   Proceeds from exercise of stock options                              389            833
   Dividends paid on common stock                                    (3,111)        (3,133)
   Purchase of treasury stock                                        (7,093)       (35,557)
   Purchase of shares for Recognition and Retention Plan                 --         (7,499)
   Net increase in NOW, passbook and money
     market accounts                                                  8,881         18,441
   Net increase (decrease) in certificates of deposit                21,865        (48,586)
   Net increase (decrease) in advance payments by borrowers for
     taxes and insurance                                                474            (88)
   Net increase in borrowed funds                                    47,943         64,321
                                                                     ------         ------
   Net cash flows (used) provided by financing activities            69,348        (11,268)
                                                                     ------        --------
   Increase (decrease) in cash and cash equivalents                 (43,930)       (33,223)
   Cash and cash equivalents at beginning of period                  95,803         49,843
                                                                     ------         ------
   Cash and cash equivalents at end of period                       $51,873        $16,620
                                                                    =======        =======

  Supplemental disclosure of non-cash activities:
     Transfer of loans to real estate owned                            $757           $419

See accompanying notes



                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 1999 contained in the CFS Bancorp, Inc. (the "Company") annual report. The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.   LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                          June 30, 2000                   December 31, 1999
                                          -------------                   -----------------
                                                       (Dollars in Thousands)
Mortgage Loans:                          Amount          %            Amount                %
                                         ------       ----            ------             ----
  Single-family residential           $  703,619      66.16%        $ 669,280            69.46%
  Multi-family residential                32,733       3.08            33,840             3.51
  Commercial real estate                 119,804      11.26            93,320             9.68
Construction and land
  development:
     Single-family residential            40,797       3.84            39,045             4.05
     Multi-family residential             44,902       4.23            36,843             3.82
    Commercial and land development       79,934       7.51            57,417             5.96
  Home equity                             19,470       1.83            16,001             1.66
                                      ----------------------        ----------------------------
        Total mortgage loans           1,041,259      97.91           945,746            98.14

Other loans                               22,210       2.09            17,861             1.86
                                      ----------------------        ----------------------------
        Total loans receivable         1,063,469     100.00%          963,607           100.00%
                                      ----------------------        ----------------------------

Less:
  Undisbursed portion of
    loan proceeds                         77,017                       73,086
  Allowance for losses on
    loans                                  6,452                        5,973
  Deferred loan fees                       1,435                        1,872
                                      ----------                    ---------
Loans receivable, net                 $  978,565                    $ 882,676
                                      ==========                    =========


3.   INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):


Available-for-Sale at June 30, 2000:                                      Gross           Gross
                                                      Amortized      Unrealized      Unrealized            Fair
                                                           Cost           Gains          Losses           Value
                                                      ---------      ----------      ----------        --------
Callable agency securities and corporate bonds          $64,645            $142            $400         $64,387
Trust preferred securities                                4,924              --             245           4,679
Equity securities                                         9,040             522             936           8,626
                                                      ---------      ----------      ----------        --------
                                                        $78,609            $664          $1,581         $77,692
                                                      =========      ==========      ==========        ========

Available-for-Sale at December 31, 1999:                                  Gross           Gross
                                                      Amortized      Unrealized      Unrealized            Fair
                                                           Cost           Gains          Losses           Value
                                                      ---------      ----------      ----------        --------

Callable agency securities and corporate bonds          $20,006            $  1            $419         $19,588
Trust preferred securities                                4,923            ----             405           4,518
Equity securities                                         9,566             136           1,115           8,587
                                                      ---------      ----------      ----------        --------
                                                        $34,495            $137          $1,939         $32,693
                                                      =========      ==========      ==========        ========

Held-to-Maturity at June 30, 2000:                                        Gross           Gross
                                                      Amortized      Unrealized      Unrealized            Fair
                                                           Cost           Gains          Losses           Value
                                                      ---------      ----------      ----------        --------
Callable agency securities and corporate
   bonds                                               $176,760            $  -         $10,073        $166,687
                                                      =========      ==========      ==========        ========

Held-to-Maturity at December 31, 1999:                                    Gross           Gross
                                                      Amortized      Unrealized      Unrealized            Fair
                                                           Cost           Gains          Losses           Value
                                                      ---------      ----------      ----------        --------
Callable agency securities and corporate bonds         $176,737            $ --         $11,045        $165,692
                                                      =========      ==========      ==========        ========


4.   MORTGAGE-RELATED SECURITIES

The amortized cost of mortgage-related securities and their fair values are as follows (in thousands):


Available-for-Sale at June 30, 2000:
                                                                    Gross           Gross
                                                Amortized      Unrealized      Unrealized           Fair
                                                     Cost           Gains          Losses          Value
                                                ---------      ----------      ----------       --------
Participation certificates                        $59,105             $43            $869        $58,279
Real estate mortgage investment conduits
   and collateralized mortgage obligations        240,847              --          14,835        226,012
                                                ---------      ----------      ----------       --------
                                                 $299,952             $43         $15,704       $284,291
                                                =========      ==========      ==========       ========

Available-for-Sale at December 31, 1999:
                                                                    Gross           Gross
                                                Amortized      Unrealized      Unrealized           Fair
                                                     Cost           Gains          Losses          Value
                                                ---------      ----------      ----------       --------
Participation certificates                        $59,931            $341          $1,271        $59,001
Real estate mortgage investment conduits
   and collateralized mortgage obligations        253,185              94          13,224        240,055
                                                ---------      ----------      ----------       --------
                                                 $313,116            $435         $14,495       $299,056
                                                =========      ==========      ==========       ========

Held-to-Maturity at June 30, 2000:
                                                                    Gross           Gross
                                                Amortized      Unrealized      Unrealized           Fair
                                                     Cost           Gains          Losses          Value
                                                ---------      ----------      ----------       --------
Participation certificates                        $36,692             $48          $2,269        $34,471
Real estate mortgage investment conduits
   and collateralized mortgage obligations         53,346              59           1,728         51,677
                                                ---------      ----------      ----------       --------
                                                  $90,038            $107          $3,997        $86,148
                                                =========      ==========      ==========       ========

Held-to-Maturity at December 31, 1999:
                                                                    Gross           Gross
                                                Amortized      Unrealized      Unrealized           Fair
                                                     Cost           Gains          Losses          Value
                                                ---------      ----------      ----------       --------
Participation certificates                        $39,196             $44          $2,291        $36,949
Real estate mortgage investment conduits
   and collateralized mortgage obligations         61,870             147           1,308         60,637
                                                ---------      ----------      ----------       --------
                                                 $101,066            $191          $3,599        $97,586
                                                =========      ==========      ==========       ========

5.   PENDING ACCOUNTING PRONOUNCEMENTS

In June 1998, FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. FAS No. 133 establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related changes in value of the hedged item in the income statement and requires that a company document, designate and assess the effectiveness of transactions that qualify for hedge accounting. In June 1999, FAS No. 137, "Accounting for Derivatives and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," was issued. FAS No. 137 defers the effective date of FAS No. 133 until fiscal years beginning after June 15, 2000. As such, the Company will adopt FAS No. 133 on January 1, 2001. The Company does not believe adoption of FAS No. 133 will have a material impact on its financial position or results of operations.

6.   EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                                        --------                       --------
                                                                2000            1999              2000         1999
                                                                ----            ----              ----         ----
                                                                    (Dollars in thousands, except per share data)
Net income                                                        $3,002         $3,654           $4,509       $6,930

Weighted average number of common shares outstanding          18,102,069     21,238,682       18,265,205   22,041,573
Average ESOP shares not committed to be released              (1,151,381)    (1,271,005)      (1,166,334)  (1,285,958)
Average RRP shares not vested                                   (573,150)      (714,150)         623,650     (476,100)
                                                               ---------      ---------          -------    ---------
Weighted average number of shares outstanding for
   basic earnings per share computation purposes              16,377,538     19,253,527       16,475,221   20,279,515
Dilutive effects of stock options                                164,952        417,264          164,952      417,264
                                                                 -------        -------          -------      -------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes        16,542,490     19,670,791       16,640,173   20,696,779
                                                              ==========     ==========       ==========   ==========
Basic earnings per share                                           $0.18          $0.19            $0.27        $0.34
Diluted earnings per share                                         $0.18          $0.19            $0.27        $0.34




7.   COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income (in thousands):


                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                                       --------                       --------
                                                  2000           1999            2000         1999
                                                  ----           ----            ----         ----
Net income                                        $3,002         $3,654          $4,509      $6,930
Net change in unrealized gain or (loss) on
   securities available-for-sale, net               (381)        (4,034)           (829)     (4,100)
                                                   -----         ------            ----       -----
Comprehensive income (loss)                      ($2,621)         ($380)         $3,680      $2,830
                                                 ========         ======         ======      =======

8.   NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                                              June 30, 2000            December 31, 1999
                                                              -------------            -----------------
                                                                         (Dollars In Thousands)
Non-accrual loans:
     Mortgage loans:
          Construction and land development                          $2,011                       $1,313
          Single-family residential                                   6,735                        7,303
          Multi-family residential                                      863                          460
          Non-residential                                             1,252                        2,498
     Other loans                                                         86                          258
                                                                    -------                      -------
          Total non-performing loans                                 10,947                       11,832
Other real estate owned                                                 800                          609
                                                                    -------                      -------

          Total non-performing assets                               $11,747                      $12,441
                                                                    =======                      =======

          Non-performing assets to total assets                        0.68%                        0.75%
          Non-performing loans to total loans                          1.12                         1.23

The following table is a summary of changes in the allowance for losses on loans for the six months ended June 30, 2000 and the year ended December 31, 1999:

                                                            Six Months Ended               Year Ended
                                                              June 30, 2000            December 31,1999
                                                              -------------            ----------------
                                                                           (Dollars In Thousands)
     Balance at beginning of period                                  $5,973                       $5,357
     Provision for loan losses                                        2,550                          675
     Charge-offs                                                     (2,123)                        (171)
     Recoveries                                                          52                          112
                                                                     ------                       ------
     Balance at end of period                                        $6,452                       $5,973
                                                                     ======                       ======
     Allowance for loan losses to total non-performing loans
        at end of period                                              58.94%                       50.48%
     Allowance for loan losses to total loans at end of period         0.61                         0.62


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

CHANGES IN FINANCIAL CONDITION

At June 30, 2000 the Company's total assets amounted to $1.7 billion or approximately $83.3 million more than at December 31, 1999. The increase was a result of changes in most major categories of earning assets and costing liabilities. Net increases of $95.9 million in loans receivable, $19.2 million in investment securities and mortgage related securities, and $7.1 million in treasury stock were funded by a net decrease in cash and cash equivalents of $43.9 million and a net increase in borrowed money of $47.9 million.

Cash and cash equivalents decreased from $95.8 million at December 31, 1999 to $51.9 million at June 30, 2000. This $43.9 million decrease was used to fund new loans and to fund stock purchases pursuant to the Company's announced repurchase program.

Investment securities (available-for-sale and held-to-maturity) increased from $209.4 million at December 31, 1999 to $254.5 million at June 30, 2000. Mortgage-related securities (available-for-sale and held-to-maturity) decreased from $400.1 million to $374.3 million at June 30, 2000. This overall increase of $19.2 million was funded by new deposits and reductions of cash and cash equivalents.

Loans receivable increased from $882.7 million at December 31, 1999 to $978.6 million at June 30, 2000. This net increase of $95.9 million was funded by a decrease in cash and cash equivalents, increases in borrowed money and increases in deposits.

Deposits increased from $925.0 million at December 31, 1999 to $955.8 million at June 30, 2000. This increase of $30.8 million was primarily used to fund new loan activity and investments. The Company has set rates to be competitive but not overly aggressive.

Borrowings increased by $47.9 million during the first six months of 2000 from $494.7 million at December 31, 1999 to $542.6 million at June 30, 2000. The borrowed funds consist of advances from the Federal Home Loan Banks ("FHLB") of Indianapolis and Chicago and reverse repurchase agreements. All borrowings are secured. The increased borrowings were used primarily to fund new loans for the six months ended June 30, 2000.

Stockholders' equity decreased by $4.6 million during the first six months of 2000 from $205.4 million at December 31, 1999 to $200.8 million at June 30, 2000. This decrease was primarily the result of the purchase of treasury stock (803,300 shares).

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

                                                                               Three Months Ended June 30,
                                                 ------------------------------------------------------------------------------
                                                                      2000                                     1999
                                                 ------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
                                                       Average                 Average        Average                   Average
                                                       Balance    Interest  Yield/Cost        Balance      Interest  Yield/Cost
                                                 ------------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                              $  942,520     $17,791       7.55%     $  747,268       $13,662      7.31%
     Other loans                                        21,665         509       9.40%         13,719           290      8.46%
                                                 --------------------------            -----------------------------
          Total loans                                  964,185      18,300       7.59%        760,987        13,952      7.33%
Securities: (2)                                        601,228      10,405       6.92%        651,103        10,948      6.73%
  Other interest-earning assets (3)                     59,136         979       6.62%         25,629           339      5.29%
                                                 --------------------------            -----------------------------
     Total interest-earning assets                   1,624,549      29,684       7.31%      1,437,719        25,239      7.02%

Non-interest earning assets                             60,452                                 51,191
                                                 --------------                        ---------------
Total assets                                        $1,685,001                             $1,488,910
                                                 ==============                        ===============

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts                    $128,928     $   837       2.60%       $121,338       $   677      2.23%
     Passbook accounts                                 216,819       1,639       3.02%        236,801         1,680      2.84%
     Certificates of deposit                           583,881       8,426       5.77%        564,264         7,540      5.35%
                                                 --------------------------            -----------------------------
          Total deposits                               929,628      10,902       4.69%        922,403         9,897      4.29%
                                                 --------------------------            -----------------------------

Total borrowings                                       486,081       7,067       5.82%        271,213         3,611      5.33%
                                                 --------------------------            -----------------------------
Total interest-bearing liabilities                   1,415,709      17,969       5.08%      1,193,616        13,508      4.53%
Non-interest bearing liabilities (4)                    67,967                                 61,592
          Total liabilities                          1,483,676                              1,255,208
Stockholders' equity                                   201,325                                233,702
                                                 --------------                        ---------------
          Total liabilities and
           stockholders' equity                     $1,685,001                             $1,488,910
                                                 ==============                        ===============

Net interest-earning assets                         $  208,840                               $244,103
                                                 ==============                        ===============
Net interest income/interest rate spread                           $11,715       2.23%                      $11,731      2.49%
                                                               ============ ===========               =========================

Net interest margin                                                              2.88%                                   3.26%
                                                                            ===========                             ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                         114.75%                                 120.45%
                                                                            ===========                             ===========


(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2) Average balances of securities available for sale are based on historical costs.
(3) Includes money market accounts, Federal Funds sold and interest-earning bank deposits.
(4)      Consists primarily of demand deposit accounts.

                                                                              15

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

                                                                          Six Months Ended June 30,
                                             ------------------------------------------------------------------------------------
                                                                    2000                                    1999
                                            ------------------------------------------------------------------------------------
                                                                           (Dollars in Thousands)
                                                  Average                      Average       Average                     Average
                                                  Balance      Interest     Yield/Cost       Balance      Interest    Yield/Cost
                                             ------------------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                          $  918,932       $34,420         7.49%    $  736,913       $27,135         7.36%
     Other loans                                    20,361           940         9.23%        13,295           686        10.32%
                                             ----------------------------              ----------------------------
          Total loans                              939,293        35,360         7.53%       750,208        27,821         7.42%
Securities:  (2)                                   601,400        20,830         6.93%       660,280        22,286         6.75%
  Other interest-earning assets (3)                 63,882         2,018         6.32%        27,930           727         5.21%
                                             ----------------------------              ----------------------------
     Total interest-earning assets               1,604,575        58,208         7.26%     1,438,418        50,834         7.07%

Non-interest earning assets                         61,363                                    52,992
                                             --------------                            --------------
Total assets                                    $1,665,938                                $1,491,410
                                             ==============                            ==============

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts              $  127,182        $1,595         2.51%    $  120,947        $1,350         2.23%
     Passbook accounts                             217,335         3,295         3.03%       229,804         3,306         2.88%
     Certificates of deposit                       576,587        16,340         5.67%       576,366        15,603         5.41%
                                             ----------------------------              ----------------------------
          Total deposits                           921,104        21,230         4.61%       927,117        20,259         4.37%
                                             ----------------------------              ----------------------------

Total borrowings                                   478,688        13,691         5.72%       258,801         6,950         5.37%
                                             ----------------------------              ----------------------------
Total interest-bearing liabilities               1,399,792        34,921         4.99%     1,185,918        27,209         4.59%

Non-interest bearing liabilities (4)                63,434                                    61,034
          Total liabilities                      1,463,226                                 1,246,952
Stockholders' equity                               202,712                                   244,458
                                             --------------                            --------------
          Total liabilities and
stockholders' equity                            $1,665,938                                $1,491,410
                                             ==============                            ==============
Net interest-earning assets                       $204,783                                  $252,500
                                             ==============                            ==============
Net interest income/interest rate
  spread                                                         $23,287         2.27%                     $23,625         2.48%
                                                           ============================              ============================
Net interest margin                                                              2.90%                                     3.28%
                                                                         ==============                            ==============
Ratio of average interest-earning
  assets to average interest-bearing
  liabilities                                                                   114.63%                                   121.29%
                                                                         ==============                            ==============


(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2) Average balances of securities available for sale are based on historical costs.
(3) Includes money market accounts, Federal Funds sold and interest-earning bank deposits.
(4)      Consists primarily of demand deposit accounts.

RATE /VOLUME ANALYSIS
The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

                                         Three Months Ended June 30, 2000
                                    compared to 1999 Increase (decrease) due to
                                   --------------------------------------------
                                               (Dollars in Thousands)
                                   --------------------------------------------
                                                                       Total Net
                                                                       Increase/
                                      Rate      Volume    Rate/Volume  Decrease
                                   --------------------------------------------
Interest-earning assets:
  Loans receivable:
     Real estate loans              $   444    $ 3,569    $   116      $ 4,129
     Other loans                         32        168         19          219
                                   -------------------------------------------
          Total loans receivable        476      3,737        135        4,348

Securities                              302       (838)       (25)        (543)
Other interest-earning assets            85        443        112          640
                                   -------------------------------------------

Total net change in income on
  interest-earning assets               881      3,342        222        4,445

Interest-bearing liabilities:
  Deposits:
     NOW and money markets              111         42          7          160
     Passbook accounts                  110       (142)        (9)         (41)
     Certificates of deposit            603        262         21          886
                                   -------------------------------------------
          Total deposits                824        162         19        1,005

Borrowings                              332      2,861        263        3,456
                                   -------------------------------------------
Total net change in expense on
  interest-bearing liabilities        1,156      3,023        282        4,461
                                   -------------------------------------------

Net change in net interest income   $  (275)   $   319    $   (60)     $   (16)
                                   ===========================================


                                                                              17



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

                                                       Six Months Ended June 30,
                                           2000 compared to 1999 Increase (decrease) due to
                                        ------------------------------------------------------------
                                                         (Dollars in Thousands)
                                                                                          Total Net
                                                                                          Increase/
                                                 Rate          Volume     Rate/Volume      Decrease
                                                 ----          ------     -----------      -------
Interest-earning assets:
  Loans receivable:
     Real estate loans                        $   467         $6,702          $  116          $7,285
     Other loans                                  (72)           365             (39)            254
                                        ------------------------------------------------------------
          Total loans receivable                  395          7,067              77           7,539

Securities                                        584         (1,988)            (52)         (1,456)
Other interest-earning assets                     155            936             200           1,291
                                        ------------------------------------------------------------

Total net change in income on
  interest-earning assets                       1,134          6,015             225           7,374

Interest-bearing liabilities:
  Deposits:
     NOW and money markets                        166             70               9             245
     Passbook accounts                            178           (180)             (9)            (11)
     Certificates of deposit                      730              6               1             737
                                        ------------------------------------------------------------
          Total deposits                        1,074           (104)              1             971

Borrowings                                        452          5,905             384           6,741
                                        ------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities                  1,526          5,801             385           7,712
                                        ------------------------------------------------------------

Net change in net interest income             $  (392)        $  214          $ (160)         $ (338)
                                        ============================================================


RESULTS OF OPERATIONS

The Company reported net income of $3.0 million and $4.5 million for the three and six months ended June 30, 2000, respectively, as compared to $3.7 million and $6.9 million during the same periods in 1999. This represents a decrease in net income of $.7 million and $2.4 million, respectively, for these three and six month periods.

Interest income increased by $4.5 million or 17.6 percent to $29.7 million for the three months ended June 30, 2000 compared to $25.2 million for the second quarter of 1999. For the six month period ended June 30, 2000 interest income was $58.2 million compared to $50.8 million for the similar period in 1999, a $7.4 million or 14.5 percent increase. Increases in the average balances of loans and the average rates earned were the primary reasons for the increases in both three and six month periods when compared to the prior year. Such increases were partially offset by a decline in the average balances of securities for both the three and six months ended June 30, 2000. Increased average yields on securities for the six months and the three months periods also contributed to the increases.

Interest expense increased from $13.5 million for the three months ended June 30, 1999 to $18.0 million for the three months ended June 30, 2000, a $4.5 million or 33.0 percent increase. For the six month period ended June 30, 1999 interest expense was $27.2 million compared to $34.9 million for the same period in 2000, a $7.7 million or 28.3 percent increase. The increases in interest expense during the three and six month periods ended June 30, 2000 compared to the similar periods in 1999 were due primarily to increases in the average balance of borrowings as well as increases in the average rate paid on deposits. The average balance of borrowings increased by 79.2% and 85.0% in the three and six month periods ended June 30, 2000 compared to the comparable periods in 1999. The increase in the average balance of borrowings accounted for $2.9 million of the increased interest expense in the second quarter of 2000 compared to the second quarter of 1999. Such increase reflects the Company's increased utilization of borrowings as a source of funds in the efforts to leverage its balance sheet by reinvesting borrowed funds in interest-earning assets, such as loans, with spreads deemed acceptable by management. The average rate paid on deposits was 4.69% for the three months ended June 30, 2000 compared to 4.29% for the three months ended June 30, 1999, a 40 basis point increase which accounted for $824,000 of the increase in interest expense during the second quarter of 2000 compared to the second quarter of 1999. Such increase in rates paid on deposits primarily reflects increases in market rates of interest as well as management's efforts to attract more deposits by being slightly more aggressive in its pricing. The increase in interest expense for the six months ended June 30, 2000 compared to the six months ended June 30, 1999 also was due primarily to the increase in the average balance of borrowings and, to a lesser extent, an increase in the average rate paid on deposits.

The Company's provision for loan losses for the three months ended June 30, 2000 was $300,000 compared to $150,000 for the three months ended June 30, 1999. The provision for loan losses for the six months ended June 30, 2000 was $2.6 million compared to $300,000 for the six months ended June 30, 1999. The Company recorded higher provisions in the three months ended June 30, 2000 compared to the same period in 1999 due to an overall increase in the Company's loan portfolio as well as an increased amount of commercial real estate loans. The provision for the six months ended June 30, 2000 was $2.3 million greater than that for the six months ended June 30, 1999 as a result of the special provision of $2.0 million recorded in the first quarter of 2000 related to a loan on an office building acquired in the SubFed acquisition and described in the earnings press release for the first quarter 2000 and in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000. The Company has commenced foreclosure on the subject property securing this loan and continues to consider whether it has any other possible legal action with respect to this loan. Management believes that as of June 30, 2000 the allowances for loan losses was adequate; however, no assurances can be given that future charge-offs and/or additional provisions will not be needed.

Non-interest income for the three months ended June 30, 2000 was $1.5 million, the same amount reported for the similar period in 1999. Non-interest income for the six months ended June 30, 2000 was $2.8 million which was also the amount for the same period in 1999. Higher loan fees during the three months ended June 30, 2000 of approximately $70,000 were partially offset by approximately $50,000 less in gains on the sale of assets when compared to the three months ended June 30, 1999. For the six months ended June 30, 2000 compared to the same period of 1999, $300,000 more in loan fees were partially offset by $140,000 less in other income items.

Non-interest expense was $8.0 million for the three months ended June 30, 2000 compared to $7.0 million for the same period of 1999. Non-interest expense was $16.0 million for the first six months of 2000 compared to $14.5 million for the first six months of 1999.

Some of the items accounting for the increases in the amount of non-interest expense in the 2000 periods over those in 1999 were:

     . The Company granted awards and began recognizing expenses under the Recognition and Retention Plan ("RRP") in April of 1999. As a result, non-interest expense included approximately $360,000 in RRP expenses in the first quarter of 2000 which was not reflected in the first quarter of 1999.

     . The level of marketing expense in 2000 was approximately $250,000 more in the first six months of 2000 compared to a similar period in 1999, reflective of a general increase in marketing activities including promotion of the opening of the new branch in Schererville, Indiana.

     . The Schererville branch has added approximately $180,000 of direct cost over the first six months of 2000 that are not reflected in 1999 numbers.

     . Legal fees in 2000 included approximately $40,000 in the first quarter and $150,000 in the second quarter paid to the law firm representing the Company in the "Goodwill" suit against the U.S. Government. In addition to the amounts already expensed in the first six months of 2000, the Company anticipates additional legal fees of approximately $400,000 in the second six months of 2000 pertaining to this matter.

Income tax expense for the three months ended June 30, 2000 was $1.8 million or
38.0 percent of income before income taxes compared to $2.4 million or 39.2 percent of income before taxes for the three months ended June 30, 1999. For the six months ended June 30, 2000 income tax expense was $3.0 million or 40.3 percent of income before income taxes. This compares to $4.6 million or 40.1 percent for a similar period in 1999. The Company is continuing to evaluate various tax strategies. In its efforts to reduce taxes the Company continues to invest in affordable housing related vehicles with Section 42 tax credits.

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

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At June 30, 2000 the total approved investment and loan origination commitments outstanding amounted to $35.0 million. At the same date, the unadvanced portion of construction loans amounted to $76.9 million. Investment securities scheduled to mature in one year or less at June 30, 2000 totaled $249,000 while certificates of deposit scheduled to mature in one year or less at such date totaled $423.2 million.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At June 30, 2000 the regulatory capital of Citizens Financial Services, FSB, the Company's wholly owned subsidiary (the "Bank") was significantly in excess of regulatory limits set by the Office of Thrift Supervision ("OTS"). The current requirements and the Bank's actual levels are set forth below (dollars in thousands):

                           Required Capital              Actual Capital              Excess Capital
                           ----------------              --------------              --------------

                        Amount         Percent        Amount         Percent        Amount       Percent
                        ------         -------        ------         -------        ------       -------
Tangible capital       $25,255          1.50%        $140,826          8.36%       $115,571        6.86%

Core capital            67,347          4.00          140,826          8.36          73,479        4.36

Risk-based capital      75,300          8.00          147,278         15.65          71,978        7.65


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report for the year ended December 31, 1999. There has been no material change in the Company's assets and liability position or the market value of the Company's portfolio equity since December 31, 1999.

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

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   List of Exhibits (filed herewith unless otherwise noted)

3.1   Certificate of Incorporation of CFS Bancorp, Inc.*
3.2   Bylaws of CFS Bancorp, Inc.*
4.0   Form of Stock Certificate of CFS Bancorp, Inc.*
10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and
      John T. Stephens*
10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc. and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
10.5  CFS Bancorp, Inc. 1998 Stock Option Plan**
10.6  CFS Bancorp, Inc. 1998 Recognition and Retention Plan and Trust
      Agreement**
27.0  Financial Data Schedule

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

CFS BANCORP, INC.

Date:  August 11, 2000       By:  /s/ Thomas F. Prisby
                             ---------------------------------------------------
                                      Thomas F. Prisby, Chairman and
                                      Chief Executive Officer

Date:  August 11, 2000       By:  /s/ John T. Stephens
                             ---------------------------------------------------
                                      John T. Stephens,
                                      Executive Vice President
                                      and Chief Financial Officer