Form 10-Q
period 2000-09-30
CFS BANCORP INC
filed 2000-11-14
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2000.
                                    -----------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to                    .
                                   -------------------  --------------------

                         Commission file number: 0-24611

                                CFS Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                   35-2042093
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

The Registrant had 17,630,413 shares of Common Stock issued and outstanding as of October 30, 2000.

                                CFS BANCORP, INC.

                                      INDEX

                                                                                     Page No.
                                                                                     --------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition at
                    September 30, 2000 and December 31, 1999                             3

                    Consolidated Statements of Income for the Three and Nine
                    Months Ended September 30, 2000 and 1999                             4

                    Consolidated Statements of Changes in Stockholders' Equity
                    for the Nine Months Ended September 30, 2000                         5

                    Consolidated Statements of Cash Flows for the Nine
                    Months Ended September 30, 2000 and 1999                             6

                    Notes to Consolidated Financial Statements                           8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                           12

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk                                                                21


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                   21

         Item 2.    Changes in Securities and Use of Proceeds                           21

         Item 3.    Defaults upon Senior Securities                                     21

         Item 4.    Submission of Matters to a Vote of Security Holders                 21

         Item 5.    Other Information                                                   21

         Item 6.    Exhibits and Reports on Form 8-K                                    21


                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
                                   (Unaudited)


                                                            September 30,    December 31,
                                                                     2000            1999
                                                            -------------    ------------
ASSETS
Cash and amounts due from depository institutions             $    24,300    $    33,062
Interest-bearing deposits                                           1,488         28,866
Federal funds sold                                                    500         33,875
                                                              -----------    -----------
     Cash and cash equivalents                                     26,288         95,803

Investment securities available-for-sale                           33,758         32,693
Investment securities held-to-maturity
  (fair value 2000-$169,119; 1999-$165,692)                       176,772        176,737
Mortgage-related securities available-for-sale                    280,918        299,056
Mortgage-related securities held-to-maturity
  (fair value 2000-$81,775; 1999-$97,586)                          83,202        101,066
Loans receivable, net                                             992,332        882,676
Investment in Federal Home Loan Bank stock, at cost                27,175         22,448
Office properties and equipment                                    16,895         17,223
Accrued interest receivable                                        11,654          9,678
Real estate owned                                                   1,560            609
Prepaid expenses and other assets                                  38,892         11,546
                                                              -----------    -----------
          Total assets                                        $ 1,689,446    $ 1,649,535
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                      $   933,443    $   925,047
Borrowed money                                                    524,136        494,699
Advance payments by borrowers for taxes
  and insurance                                                     6,310          5,738
Other liabilities                                                  25,128         18,618
                                                              -----------    -----------
          Total liabilities                                     1,489,017      1,444,102
                                                              -----------    -----------

Stockholders' Equity:
Common stock; $.01 par value:  85,000,000 shares authorized
   Shares issued:  23,323,685 and 23,198,606 at
   September 30, 2000 and December 31, 1999, respectively
   Shares outstanding:  17,629,913 and 18,627,685 at
   September 30, 2000 and December 31, 1999, respectively             233            232
Additional paid-in capital                                        188,734        187,138
Retained earnings, substantially restricted                        96,971         93,927
Treasury stock, at cost: 5,693,772 and 4,570,921 shares at
   September 30, 2000 and December 31, 1999, respectively         (59,387)       (48,079)
Unearned common stock acquired by ESOP                            (11,962)       (11,962)
Unearned common stock acquired by RRP                              (6,019)        (6,389)
Accumulated other comprehensive loss, net of tax                   (8,141)        (9,434)
                                                              -----------    -----------
          Total stockholders' equity                              200,429        205,433
                                                              -----------    -----------

          Total liabilities and stockholders' equity          $ 1,689,446    $ 1,649,535
                                                              ===========    ===========



See accompanying notes

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   For Three Months Ended         For Nine Months Ended
                                                        September 30,                 September 30,
                                                        -------------                 -------------
                                                    2000            1999            2000          1999
                                                ------------    ------------    -----------   -----------
Interest income:
  Loans                                         $     19,184    $     14,717    $    54,544   $    42,538
  Mortgage-related securities                          6,472           7,276         20,180        22,710
  Other investment securities                          3,852           3,768         10,974        10,620
  Other                                                  998             392          3,016         1,119
                                                ------------    ------------    -----------   -----------
               Total interest income                  30,506          26,153         88,714        76,987

Interest expense:
  Deposits                                            10,959           9,638         32,189        29,897
  Borrowings                                           8,007           4,776         21,698        11,726
                                                ------------    ------------    -----------   -----------
              Total interest expense                  18,966          14,414         53,887        41,623
                                                ------------    ------------    -----------   -----------
              Net interest income before
              provision for losses on loans           11,540          11,739         34,827        35,364
Provision for losses on loans                            375             150          2,925           450
                                                ------------    ------------    -----------   -----------
               Net interest income after
               provision for losses on loans          11,165          11,589         31,902        34,914

Non-interest income:
  Loan fees                                              330             227          1,104           697
  Insurance commissions                                  220             200            660           619
  Investment commissions                                 370             300          1,117         1,056
  Gain (loss) on sale of available-for-sale
     investment securities - net                          (7)             45             66            83
  Net gain (loss) on sale of loans                      --                (5)          --              63
  Gain on sale of real estate owned                     --                40           --              12
  Net gain on sale of office properties                 --                 3           --               3
  Other income                                           640             351          1,440         1,389
                                                ------------    ------------    -----------   -----------
               Total non-interest income               1,553           1,161          4,387         3,922

Non-interest expense:
  Compensation and employee benefits                   4,731           4,979         15,060        14,004
  Net occupancy expense                                  589             619          1,809         1,903
  Furniture and equipment expense                        524             584          1,788         1,652
  Federal deposit insurance premiums                      50             139            148           433
  Data processing                                        257             291            721           885
  Marketing                                              122             117            583           330
  Other general and administrative expenses            1,415           1,103          3,599         3,150
                                                ------------    ------------    -----------   -----------
               Total non-interest expense              7,688           7,832         23,708        22,357
                                                ------------    ------------    -----------   -----------

Income before income taxes                             5,030           4,918         12,581        16,479
Income tax expense                                     1,988           1,949          5,030         6,580
                                                ------------    ------------    -----------   -----------

               Net income                       $      3,042    $      2,969    $     7,551   $     9,899
                                                ============    ============    ===========   ===========

Per share data:
  Basic earnings per share                      $       0.19    $       0.17    $      0.46   $      0.51
  Diluted earnings per share                            0.19            0.16           0.46          0.50
  Cash dividends declared per share                     0.09            0.09           0.27          0.25
  Weighted average shares outstanding             16,125,652      17,842,706     16,345,364    19,446,227
  Weighted average diluted shares outstanding     16,318,539      18,179,712     16,527,631    19,742,484

See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                       Unearned    Unearned
                                                                                         Common      Common
                                                    Additional                            Stock       Stock
                                             Common    Paid-In   Retained    Treasury  Acquired    Acquired
                                              Stock    Capital   Earnings       Stock   by ESOP      by RRP
                                             ------ ----------   --------    --------   -------      ------
Balance January 1, 2000                      $  232   $187,138   $ 93,927    ($48,079)  ($11,962)   ($6,389)

Net income                                     --         --        7,551        --          --         --
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment               --         --         --          --          --         --

Total comprehensive income

Purchase of treasury stock                     --         --         --       (11,308)       --         --

Exercise of stock options                         1        541       --          --          --         --

Reclassification for Recognition and
     Retention Plan and rabbi trust            --        1,055       --          --          --      (1,110)

Vesting of awards granted under
    Recognition and Retention Plan             --         --         --          --          --       1,480

Dividends declared on common stock             --         --       (4,507)       --          --         --
                                             --------------------------------------------------------------

Balance September 30, 2000                   $  233   $188,734   $ 96,971    ($59,387)  ($11,962)   ($6,019)
                                             ======   ========   ========    ========   ========    =======


                                            Accumulated
                                                  Other
                                          Comprehensive
                                           Income (Loss)         Total
                                          --------------         -----
Balance January 1, 2000                         ($9,434)     $ 205,433

Net income                                           --         7,551
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment                  1,293           1,293
                                                              ---------
Total comprehensive income                                        8,844

Purchase of treasury stock                           --         (11,308)

Exercise of stock options                            --             542

Reclassification for Recognition and
     Retention Plan and rabbi trust                  --             (55)

Vesting of awards granted under
    Recognition and Retention Plan                   --           1,480

Dividends declared on common stock                   --          (4,507)
                                                -----------------------

Balance September 30, 2000                      ($8,141)      $ 200,429
                                                =======       =========


See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      Nine Months Ended
                                                                         September 30,
                                                                      2000         1999
                                                                   ---------    ---------
Operating activities:
   Net income                                                      $   7,551    $   9,899
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                                  2,925          450
        Depreciation expense                                           1,607        1,536
        Decrease (increase) in deferred income taxes                     931       (2,792)
        Amortization of cost of stock benefit plans                    1,910          715
        Change in deferred income                                       (130)       1,014
        Increase in interest receivable                               (1,976)      (1,504)
        Decrease in accrued interest payable                              40          855
        Proceeds from sale of loans held for sale                        982        7,273
        Origination of loans held for sale                            (1,351)      (7,564)
        Proceeds from sale of credit card loans                         --          1,533
        Net gain on sale of credit card loans                           --            (59)
        Net (gain) loss on sale of available for sale securities         (66)         (83)
        Net gain on sale of loans                                       --            (63)
        Gain of sale of office property                                 --             (3)
        Net profit on sale of real estate owned                         --            (12)
        Decrease (increase) in prepaid expenses and other assets      (6,364)       1,796
        Increase in other liabilities                                  4,543        2,610
                                                                   ---------    ---------

Net cash provided by operating activities                             10,602       15,601
                                                                   ---------    ---------

Investing activities:
   Available for sale investment securities:
        Purchases                                                    (45,887)     (32,666)
        Repayments                                                    45,000          133
        Sales                                                            626       23,179
   Held to maturity investment securities:
        Purchases                                                       --        (90,073)
        Repayments and maturities                                       --         57,820
   Available for sale mortgage-related securities:
        Purchases                                                       --        (79,629)
        Repayments                                                    20,258       36,374
        Sales                                                           --          1,088
   Held to maturity mortgage-related securities:
        Purchases                                                       --           --
        Repayments                                                    17,864       67,279
   Purchase of Federal Home Loan Bank stock                           (5,357)      (8,749)
   Redemption of Federal Home Loan Bank stock                            630          947
   Loan originations and principal payments on loans                (113,186)     (98,461)
   Construction costs on real estate owned                               (56)         (81)
   Proceeds from sale of real estate owned                               707          513
   Purchases of property and equipment                                (1,300)      (1,731)
   Disposals of property and equipment                                    21            3
   Purchase of Bank Owned Life Insurance                             (22,569)        --
                                                                   ---------    ---------

Net cash used in investing activities                               (103,249)    (124,054)
                                                                   ---------    ---------

                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)



                                                            Nine Months Ended
                                                               September 30,
                                                            2000        1999
                                                          --------    ---------
Financing activities:
   Proceeds from exercise of stock options                     542          936
   Dividends paid on common stock                           (4,507)      (4,774)
   Purchase of treasury stock                              (11,308)     (38,134)
   Purchase of shares for Recognition and Retention Plan      --         (7,499)
   Net increase (decrease) in NOW, passbook and money
     market accounts                                          (273)      10,021
   Net increase (decrease) in certificates of deposit        8,669      (52,977)
   Net increase in advance payments by borrowers for
     taxes and insurance                                       572        1,860
   Net increase in borrowed funds                           29,437      168,017
                                                          --------    ---------
   Net cash flows provided by financing activities          23,132       77,450
                                                          --------    ---------
   Decrease in cash and cash equivalents                   (69,515)     (31,003)
   Cash and cash equivalents at beginning of period         95,803       49,843
                                                          --------    ---------
   Cash and cash equivalents at end of period             $ 26,288    $  18,840
                                                          ========    =========

  Supplemental disclosure of non-cash activities:
     Transfer of loans to real estate owned               $  1,602    $   1,112

See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 1999 contained in the CFS Bancorp, Inc. (the "Company") annual report. The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.       LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                            September 30, 2000                  December 31, 1999
                                          ----------------------           -------------------------
                                                            (Dollars in thousands)
Mortgage Loans:                              Amount           %              Amount                %
                                          ---------      -------           --------          -------
  Single-family residential                $705,696       66.12%           $669,280           69.46%
  Multi-family residential                   36,281        3.40              33,840            3.51
  Commercial real estate                    117,992       11.06              93,320            9.68
Construction and land
  development:
     Single-family residential               37,024        3.47              39,045            4.05
     Multi-family residential                46,381        4.35              36,843            3.82
    Commercial and land development          81,274        7.62              57,417            5.96
Home equity                                  20,504        1.92                                1.66
                                          ---------      -------           --------          -------
                                                                              6,001
        Total mortgage loans              1,045,152       97.94             945,746           98.14

Other loans                                  21,975        2.06              17,861            1.86
                                          ---------      -------           --------          -------
        Total loans receivable            1,067,127      100.00%            963,607          100.00%
                                          ---------      -------           --------          -------

Less:
  Undisbursed portion of
    loan proceeds                            66,801                          73,086
  Allowance for losses on
    loans                                     6,751                           5,973
  Deferred loan fees                          1,243                           1,872
                                          ---------                        --------
Loans receivable, net                      $992,332                        $882,676
                                          =========                        ========


3.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):


Available-for-Sale at September 30, 2000:                                    Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities and corporate bonds             $20,014             $--            $203         $19,811
Trust preferred securities                                   4,925              --             215           4,710
Equity securities                                            9,456             638             857           9,237
                                                             -----             ---             ---           -----
                                                           $34,395            $638          $1,275         $33,758
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
                                                           =======            ====          ======         =======


Held-to-Maturity at September 30, 2000:                                      Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----

Callable agency securities and corporate
   bonds                                                  $176,772            $ --          $7,653        $169,119
                                                          ========            ====          ======        ========

Held-to-Maturity at December 31, 1999:                                       Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities and corporate bonds            $176,737            $ --         $11,045        $165,692
                                                          ========            ====         =======        ========


4.       MORTGAGE-RELATED SECURITIES

The amortized cost of mortgage-related securities and their fair values are as follows (in thousands):


Available-for-Sale at September 30, 2000:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
Participation certificates                             $58,566            $545          $1,841        $57,270
Real estate mortgage investment conduits
   and collateralized mortgage obligations             234,725              89          11,166        223,648
                                                       -------              --          ------        -------
                                                      $293,291            $634         $13,007       $280,918
                                                      ========            ====         =======       ========

Available-for-Sale at December 31, 1999:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
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
                                                      ========            ====         =======       ========



Held -to-Maturity at September 30, 2000:                                 Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
Participation certificates                             $35,428             $49            $816        $34,661
Real estate mortgage investment conduits
   and collateralized mortgage obligations              47,774              62             722         47,114
                                                        ------              --             ---         ------
                                                       $83,202            $111          $1,538        $81,775
                                                       =======            ====          ======        =======

Held-to-Maturity at December 31, 1999:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
Participation certificates                             $39,196             $44          $2,291        $36,949
Real estate mortgage investment conduits
   and collateralized mortgage obligations              61,870             147           1,380         60,637
                                                        ------             ---           -----         ------
                                                      $101,066            $191          $3,671        $97,586
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


6.       EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                                  -------------                  -------------
                                                             2000             1999            2000          1999
                                                             ----             ----            ----          ----
                                                                (Dollars in thousands, except per share data)
Net income                                               $      3,042    $      2,969    $      7,551    $      9,899

Weighted average number of common shares outstanding       17,820,277      19,797,955      18,116,895      21,272,682
Average ESOP shares not committed to be released           (1,121,475)     (1,241,099)     (1,151,381)     (1,271,005)
Average RRP shares not vested                                (573,150)       (714,150)       (620,150)       (555,450)
                                                         ------------    ------------    ------------    ------------
Weighted average number of shares outstanding for
   basic earnings per share computation purposes           16,125,652      17,842,706      16,345,364      19,446,227
Dilutive effects of stock options                             192,887         337,006         182,267         296,257
                                                         ------------    ------------    ------------    ------------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes     16,318,539      18,179,712      16,527,631      19,742,484
                                                         ============    ============    ============    ============
Basic earnings per share                                 $       0.19    $       0.17    $       0.46    $       0.51
Diluted earnings per share                               $       0.19    $       0.16    $       0.46    $       0.50


7.       COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income (in thousands):

                                          Three Months Ended   Nine Months Ended
                                            September 30,        Septmeber 30,
                                            -------------        -------------
                                            2000      1999      2000      1999
                                            ----      ----      ----      ----


Net income                                 $3,042   $ 2,969    $7,551   $ 9,899
Net change in unrealized gain or (loss)
   on securities available-for-sale, net    2,122    (3,678)    1,293    (7,778)
                                           ------   -------    ------   -------
Comprehensive income (loss)                $5,164   ($  709)   $8,844   $ 2,121
                                           ======   =======    ======   =======

8.       NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                       September 30, 2000   December 31, 1999
                                       ------------------   -----------------
                                                (Dollars in thousands)

Non-accrual loans:
     Mortgage loans:
          Construction and land development       $ 1,710             $ 1,313
          Single-family residential                 5,097               7,303
          Multi-family residential                    906                 460
          Non-residential                           1,249               2,498
          Other loans                                 228                 258
                                                  -------             -------
          Total non-performing loans                9,190              11,832
Other real estate owned                             1,560                 609
                                                  -------             -------

          Total non-performing assets             $10,750             $12,441
                                                  =======             =======

          Non-performing assets to total assets      0.64%               0.75%
          Non-performing loans to total loans        0.86                1.23

The following table is a summary of changes in the allowance for losses on loans for the nine months ended September 30, 2000 and the year ended December 31, 1999:

                                                                   Nine Months Ended              Year Ended
                                                                   September 30, 2000         December 31, 1999
                                                                   ------------------         -----------------
                                                                               (Dollars in thousands)

     Balance at beginning of period                                       $5,973                      $5,357
     Provision for loan losses                                             2,925                         675
     Charge-offs                                                          (2,219)                       (171)
     Recoveries                                                               72                         112
                                                                             ---                         ---
     Balance at end of period                                             $6,751                      $5,973
                                                                          ======                      ======
     Allowance for loan losses to total non-performing
        loans at end of period                                             73.46%                      50.48%
     Allowance for loan losses to total loans at end of period              0.63                        0.62



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, statements with respect to the tax benefits of BOLI and
Section 42 tax credits, expected legal fees for the "Goodwill" lawsuit, liquidity levels, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

CHANGES IN FINANCIAL CONDITION

At September 30, 2000 the Company's total assets amounted to $1.7 billion or approximately $39.9 million more than at December 31, 1999. The increase during the nine-month period was a result of changes in most major categories of earning assets and costing liabilities. Net increases of $109.7 million in loans receivable and $27.3 million in other assets were funded by a net decrease in cash and cash equivalents of $69.5 million and a net increase in deposits of $8.4 million and a net increase in borrowed money of $29.4 million.

Cash and cash equivalents decreased from $95.8 million at December 31, 1999 to $26.3 million at September 30, 2000. This $69.5 million decrease was used to fund new loans, to fund stock purchases pursuant to the Company's previously announced repurchase program and to purchase $22.5 million of Bank Owned Life Insurance (BOLI).

Investment securities (available-for-sale and held-to-maturity) increased from $209.4 million at December 31, 1999 to $210.5 million at September 30, 2000. Mortgage-related securities (available-for-sale and held-to-maturity) decreased from $400.1 million to $364.1 million at September 30, 2000. This overall decrease of $34.9 million was used to fund new loans and to fund treasury stock purchases under the Company's repurchase program.

Loans receivable increased from $882.7 million at December 31, 1999 to $992.3 million at September 30, 2000. This net increase of $109.7 million was funded by a decrease in cash and cash equivalents, increase in borrowed money and increase in deposits.

Deposits increased from $925.0 million at December 31, 1999 to $933.4 million at September 30, 2000. This increase of $8.4 million was primarily used to fund new loan activity. The Company has set rates in a manner which it believes to be competitive but not overly aggressive.

Borrowings increased by $29.4 million during the first nine months of 2000 from $494.7 million at December 31, 1999 to $524.1 million at September 30, 2000. The borrowed funds consist of advances from the Federal Home Loan Banks ("FHLB") of Indianapolis and Chicago and reverse repurchase agreements. All borrowings are secured. The increased borrowings were used primarily to fund new loans for the nine months ended September 30, 2000.

Stockholders' equity decreased by $5.0 million during the first nine months of 2000 from $205.4 million at December 31, 1999 to $200.4 million at September 30, 2000. This decrease was primarily the result of the purchase of treasury stock (1,122,851 shares) for an aggregate of $11.3 million.

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

                                                                  Three Months Ended September 30,
                                             ---------------------------------------------------------------------------
                                                                   2000                                 1999
                                             ---------------------------------------------------------------------------
                                                                       (Dollars in thousands)
                                               Average                   Average     Average                  Average
                                               Balance      Interest    Yield/Cost   Balance     Interest    Yield/Cost
                                             --------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable (1)
    Real estate loans                          $968,742      $18,647        7.70%    $782,181     $14,394      7.36%
    Other loans                                  22,396          537        9.59%      14,410         323      8.97%
                                             ----------      -------     -------   ----------     -------
       Total loans                              991,138       19,184        7.74%     796,591      14,717      7.39%
Securities: (2)                                 598,475       10,324        6.90%     655,373      11,044      6.74%
Other interest-earning assets (3)                56,721          998        7.04%      23,590         392      6.65%
                                             ----------      -------               ----------     -------
Total interest-earning assets                 1,646,334       30,506        7.41%   1,475,554      26,153      7.09%

Non-interest earning assets                      69,934                                54,275
                                             ----------                              --------
Total assets                                 $1,716,268                            $1,529,829
                                             ==========                            ==========

Interest-bearing liabilities:
  Deposits:
    NOW and money market accounts              $128,703          811        2.52%    $121,258         683      2.25%
    Passbook accounts                           214,395        1,638        3.06%     235,251       1,656      2.82%
    Certificates of deposit                     572,173        8,510        5.95%     547,937       7,299      5.33%
                                             ----------      -------               ----------     -------
Total deposits                                  915,271       10,959        4.79%     904,446       9,638      4.26%
                                             ----------      -------               ----------     -------

Total borrowings                                535,113        8,007        5.99%     347,182       4,776      5.50%
                                             ----------      -------               ----------     -------
Total interest-bearing liabilities (4)        1,450,384       18,966        5.23%   1,251,628      14,414      4.61%

Non-interest bearing liabilities                 65,493                                60,936
Total liabilities                             1,515,877                             1,312,564
Stockholders' equity                            200,391                               217,265
                                             ----------                               -------
Total liabilities and stockholders' equity   $1,716,268                            $1,529,829
                                             ==========                            ==========

Net interest-earning assets                  $  195,950                             $ 223,926
                                             ==========                             =========
Net interest income/interest rate spread                     $11,540        2.18%                 $11,739      2.48%
                                                             =======     =======                  =======    ======
Net interest margin                                                         2.80%                              3.18%
                                                                         =======                             ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                   113.51%                             117.89%
                                                                         =======                             ======


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


                                                                  Nine Months Ended September 30,
                                             ---------------------------------------------------------------------------
                                                        2000                                           1999
                                             ---------------------------------------------------------------------------
                                                                       (Dollars in thousands)
                                                 Average                  Average     Average                  Average
                                                 Balance     Interest  Yield/Cost     Balance    Interest   Yield/Cost
                                             --------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable (1)
    Real estate loans                          $935,656     $ 53,067        7.56%  $  753,118     $41,529      7.35%
    Other loans                                  21,045        1,477        9.36%      13,667       1,009      9.84%
                                             ----------     --------               ----------     -------
       Total loans                              956,701       54,544        7.60%     766,785      42,538      7.40%
Securities: (2)                                 598,230       31,154        6.94%     660,988      33,330      6.72%
Other interest-earning assets (3)                61,477        3,016        6.54%      27,275       1,119      5.47%
                                             ----------     --------               ----------     -------
Total interest-earning assets                 1,616,408       88,714        7.32%   1,455,048      76,987      7.05%

Non-interest earning assets                      66,946                                54,070
                                             ----------                            ----------
Total assets                                 $1,683,354                            $1,509,118
                                             ==========                            ==========

Interest-bearing liabilities:
  Deposits:
    NOW and money market accounts              $127,691        2,406        2.51%    $121,224       2,033      2.24%
    Passbook accounts                           216,348        4,933        3.04%     231,211       4,962      2.86%
    Certificates of deposit                     575,105       24,850        5.76%     566,237      22,902      5.39%
                                             ----------     --------               ----------     -------
Total deposits                                  919,144       32,189        4.67%     918,672      29,897      4.34%
                                             ----------     --------               ----------     -------

Total borrowings                                497,634       21,698        5.81%     292,075      11,726      5.35%
                                             ----------     --------               ----------     -------
Total interest-bearing liabilities            1,416,778       53,887        5.07%   1,210,747      41,623      4.58%

Non-interest bearing liabilities (4)             65,005                                62,144
Total liabilities                             1,481,783                             1,272,891
Stockholders' equity                            201,571                               236,227
                                               --------                             -------
Total liabilities and stockholders' equity   $1,683,354                            $1,509,118
                                             ==========                            ==========

Net interest-earning assets                  $ 199,630                             $  244,301
                                             ==========                             =========
Net interest income/interest rate spread                    $ 34,827        2.25%                 $35,364      2.47%
                                                           =========     =======                 ========    =======
Net interest margin                                                         2.87%                              3.24%
                                                                         =======                             =======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                    114.09%                            120.18%
                                                                         =======                             =======


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

                                     Three Months Ended September 30, 2000
                                         Compared to Three Months Ended
                                               September 30, 1999
                                            Increase (decrease) due to
                                    ---------------------------------------
                                              (Dollars in thousands)
                                                           Rate/  Total Net
                                      Rate      Volume    Volume  Inc./Dec.
                                    ---------------------------------------

Interest-earning assets:
  Loans receivable:
     Real estate loans              $   662     $3,433     $158     $4,253
     Other loans                         23        178       13        214
                                    --------------------------------------
          Total loans receivable        685      3,611      171      4,467

Securities                              262       (959)     (23)      (720)
Other interest-earning assets            23        550       33        606
                                    --------------------------------------

Total net change in income on
  interest-earning assets               970      3,202      181      4,353
                                    --------------------------------------

Interest-bearing liabilities:
  Deposits:
     NOW and money markets               81         42        5        128
     Passbook accounts                  141       (146)     (13)       (18)
     Certificates of deposit            851        322       38      1,211
                                    --------------------------------------
          Total deposits              1,073        218       30      1,321

Borrowings                              419      2,585      227      3,231
                                    --------------------------------------
Total net change in expense on
  interest-bearing liabilities        1,492      2,803      257      4,552
                                    --------------------------------------

Net change in net interest income     ($522)      $399     ($76)     ($199)
                                    ======================================

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

                                                Nine Months Ended September 30, 2000
                                          Compared to Nine Months Ended September 30, 1999
                                                     Increase (decrease) due to
                                   ---------------------------------------------------------------
                                                             (Dollars in thousands)
                                                                             Rate/       Total Net
                                            Rate          Volume            Volume       Inc./Dec.
                                   ---------------------------------------------------------------
Interest-earning assets:
  Loans receivable:
     Real estate loans                      $1,185        $10,066            $287         $11,538
     Other loans                               (50)           545             (27)            468
                                   ---------------------------------------------------------------
          Total loans receivable             1,135         10,611             260          12,006

Securities                                   1,092         (3,164)           (104)         (2,176)
Other interest-earning assets                  219          1,403             275           1,897
                                   ---------------------------------------------------------------

Total net change in income on
  interest-earning assets                    2,446          8,850             431          11,727
                                   ---------------------------------------------------------------

Interest-bearing liabilities:
  Deposits:
     NOW and money markets                     250            109              14             373
     Passbook accounts                         310           (319)            (20)            (29)
     Certificates of deposit                 1,564            359              25           1,948
                                   ---------------------------------------------------------------
          Total deposits                     2,124            149              19           2,292

Borrowings                                   1,010          8,252             710           9,972
                                   ---------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities               3,134          8,401             729          12,264
                                   ---------------------------------------------------------------

Net change in net interest income            ($688)          $449           ($298)          ($537)
                                   ===============================================================

RESULTS OF OPERATIONS

The Company reported net income of $3.0 million and $7.6 million for the three and nine months ended September 30, 2000, respectively, as compared to $3.0 million and $9.9 million during the same periods in 1999. This represents a decrease in net income of $2.3 million, for the nine month period ended September 30, 2000 when compared to the same period in 1999 and a nominal increase for the three months ended September 30, 2000 when compared to the third quarter of 1999.

Interest income increased by $4.4 million or 16.6 percent to $30.5 million for the three months ended September 30, 2000 compared to $26.2 million for the third quarter of 1999. For the nine month period ended September 30, 2000 interest income was $88.7 million compared to $77.0 million for the similar period in 1999, a $11.7 million or 15.2 percent increase. Increases in the average balances of loans and the average rates earned were the primary reasons for the increases in both three and nine month periods when compared to the prior year. Such increases were partially offset by a decline in the average balances of securities for both the three and nine months ended September 30, 2000. Increased average yields on securities for the three month and the nine month periods also contributed to the increases.

Interest expense increased from $14.4 million for the three months ended September 30, 1999 to $19.0 million for the three months ended September 30, 2000, a $4.6 million or 31.6 percent increase. For the nine month period ended September 30, 1999 interest expense was $41.6 million compared to $53.9 million for the same period in 2000, a $12.3 million or 29.5 percent increase. The increases in interest expense during the three and nine month periods ended September 30, 2000 compared to the similar periods in 1999 were due primarily to increases in the average balance of borrowings as well as increases in the average rate paid on borrowings and deposits. The average balance of borrowings increased by 54.1% and 70.4% in the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. The increase in the average balance of borrowings accounted for $2.6 million of the increased interest expense in the third quarter of 2000 compared to the second quarter of 1999. Such increase reflects the Company's increased utilization of borrowings as a source of funds in its continuing efforts to leverage its balance sheet by reinvesting borrowed funds in interest-earning assets, such as loans, with spreads deemed acceptable by management. The average rate paid on deposits was 4.79% for the three months ended September 30, 2000 compared to 4.26% for the three months ended September 30, 1999, a 53 basis point increase which accounted for $1.1 million of the increase in interest expense during the third quarter of 2000 compared to the third quarter of 1999. Such increase in rates paid on deposits primarily reflects increases in market rates of interest. The increase in interest expense for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999 also was due primarily to the increase in the average balance of borrowings and, to a lesser extent, an increase in the average rate paid on deposits.

The Company's provision for loan losses for the nine months ended September 30, 2000 was $375,000 compared to $150,000 for the three months ended September 30, 1999. The provision for loan losses for the nine months ended September 30, 2000 was $2.9 million compared to $450,000 for the nine months ended September 30, 1999. The Company recorded higher provisions in the three months ended September 30, 2000 compared to the same period in 1999 due to an overall increase in the Company's loan portfolio as well as an increased amount of commercial real estate loans. The provision for the nine months ended September 30, 2000 was $2.5 million greater than that for the nine months ended September 30, 1999 primarily as a result of the special provision of $2.0 million recorded in the first quarter of 2000 related to a loan on an office building acquired in the SubFed acquisition and described in the earnings press release for the first quarter 2000 and in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2000. The Company has commenced foreclosure on the subject property securing this loan and continues to consider whether it has any other possible legal action with respect to this loan. Management believes that as of September 30, 2000 the allowances for loan losses was adequate; however, no assurances can be given that future charge-offs and/or additional provisions will not be needed.

Non-interest income for the three months ended September 30, 2000 was $1.6 million, the amount reported for the similar period in 1999 was $1.2 million. Non-interest income for the nine months ended September 30, 2000 was $4.4 million which was substantially the same amount for the comparable period in 1999. Higher fees during the three months ended September 30, 2000 of approximately $193,000 were complemented by an increase of $289,000 in other income when compared to the three months ended September 30, 1999. For the nine months ended September 30, 2000 compared to the same period of 1999, $509,000 more in loan fees accounted for most of the difference. In September, 2000 the Bank completed its purchase of Bank Owned Life Insurance (BOLI) with a premium payment of $22.5 million. This product, the earnings on which are non-taxable, is expected to improve future earnings and help offset employee benefit expenses. Earnings on the $22.5 million will be reported as non-interest income in future periods.

Non-interest expense was $7.7 million for the three months ended September 30, 2000 compared to $7.8 million for the comparable period of 1999. Non-interest expense was $23.7 million for the first nine months of 2000 compared to $22.4 million for the first nine months of 1999.

Some of the items accounting for the increases in the amount of non-interest expense in the 2000 periods over those in 1999 were:

      - The Company granted awards and began recognizing expenses under the Recognition and Retention Plan ("RRP") in April of 1999. As a result, non-interest expense included approximately $360,000 in RRP expenses in the first quarter of 2000 compared to no RRP expense in the first quarter of 1999.

      - The level of marketing expense in 2000 was approximately $250,000 more in the first nine months of 2000 compared to a similar period in 1999, reflective of a general increase in marketing activities including promotion of the opening of the new branch in Schererville, Indiana.

      - The Schererville branch has added approximately $240,000 of direct cost during the first nine months of 2000.

      - Legal fees in 2000 included approximately $40,000 in the first quarter, $150,000 in the second quarter and $320,000 in the third quarter paid to the law firm representing the Company in the "Goodwill" suit against the U.S. Government. In addition to the amounts already expensed in the first nine months of 2000, the Company anticipates additional legal fees of approximately $80,000 in the last three months of 2000 pertaining to this matter.

Income tax expense for the three months ended September 30, 2000 was $2.0 million or 39.5 percent of income before income taxes compared to $1.9 million or 39.6 percent of income before taxes for the three months ended September 30, 1999. For the nine months ended September 30, 2000 income tax expense was $5.0 million or 40.0 percent of income before income taxes. This compares to $6.6 million or 39.9 percent for a similar period in 1999. The Company is continuing to evaluate various tax strategies. In its efforts to reduce taxes the Company continues to invest in affordable housing related vehicles with Section 42 tax credits and has invested in BOLI as previously noted.

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

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At September 30, 2000 the total approved investment and loan origination commitments outstanding amounted to $15.4 million. At the same date, the unadvanced portion of construction loans amounted to $66.8 million. Investment securities scheduled to mature in one year or less at September 30, 2000 totaled $171,136 while certificates of deposit scheduled to mature in one year or less at such date totaled $388,234 million.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At September 30, 2000 the regulatory capital of Citizens Financial Services, FSB, the Company's wholly owned subsidiary (the "Bank") was significantly in excess of regulatory limits set by the Office of Thrift Supervision ("OTS"). The current requirements and the Bank's actual levels at such date are set forth below (dollars in thousands):

                         Required Capital          Actual Capital             Excess Capital
                         ----------------          --------------             --------------

                        Amount      Percent       Amount    Percent         Amount     Percent
                        ------      -------       ------    -------         ------     -------
Tangible capital       $24,579        1.50%     $138,793      8.47%        $114,214      6.97%

Core capital            65,543        4.00       138,793      8.47           73,250      4.47

Risk-based capital      73,606        8.00       145,544     15.82           71,938      7.82

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

(a)      List of Exhibits (filed herewith unless otherwise noted):

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

CFS BANCORP, INC.

Date:  November 10, 2000       By:    /s/ Thomas F. Prisby
                               -------------------------------------------------
                                      Thomas F. Prisby, Chairman and
                                      Chief Executive Officer

Date:  November 10, 2000       By:    /s/ John T. Stephens
                               -------------------------------------------------
                                      John T. Stephens, Executive Vice President
                                      and Chief Financial Officer