Form 10-K405
period 2000-12-31
CFS BANCORP INC
filed 2001-03-30
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-24611

                                CFS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                    33-2042093
---------------------------------------       ----------------------------------
    (State or other jurisdiction                       (I.R.S. Employer
   of incorporation or organization)                Identification Number)



            707 Ridge Road
           Munster, Indiana                                  46321
---------------------------------------       ----------------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

         (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 9, 2001, the aggregate value of the 15,045,678 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,385,635 shares held by all directors and executive officers of the Registrant as a group, was approximately $160.8 million. This figure is based on the last known trade price of $10.6875 per share of the Registrant's Common Stock on March 9, 2001.

Number of shares of Common Stock outstanding as of March 9, 2001: 16,431,313

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2000 (the "2000 Annual Report") are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2001 are incorporated into Part III.

         When used in this form 10-K or future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995.

         The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company's lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I.

ITEM 1.  BUSINESS

GENERAL

         CFS Bancorp, Inc. (the "Company") was organized in March 1998 at the direction of the Board of Directors of Citizens Financial Services, FSB (the "Bank" or "Citizens Financial") for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the "Conversion"). (Unless the context otherwise requires, reference to the Company includes the Bank and the Bank's subsidiaries). In connection with the Conversion, the Company was approved by the Office of Thrift Supervision (the "OTS") to become a savings and loan holding company and as such is subject to regulation by the OTS. The Company now conducts business as a unitary savings and loan holding company. See "Regulation - Regulation of Savings and Loan Holding Companies."

         Immediately after the Conversion, on July 24, 1998, SuburbFed Financial Corp., a Delaware corporation with its principal place of business in Illinois ("SFC"), merged with and into the Company (the "Merger"). In connection with the Merger, each outstanding share of SFC common stock, par value $0.01 per share, was converted into the right to receive 3.6 shares of the Company's Common Stock. The Conversion and the Merger were interdependent transactions. The Merger was accounted for on a pooling-of-interests basis and, as such, all financial data in this report includes the assets and the liabilities of the Company and SFC and their subsidiaries on a combined basis.

         The Company's assets consist of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the sale of Company shares in the Company's July 1998 initial public offering (which was undertaken in conjunction with the

Conversion) (the "Offering") retained by the Company, and the Company's loan to the Bank for the employee stock ownership plan (the "ESOP"). The Company has no significant liabilities. The management of the Company and the Bank are substantially identical, and the Company neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank, and the Company utilizes the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Company expands or changes its business in the future.

         Management believes that the holding company structure provides the Company and the Bank with additional flexibility to diversify its business activities through existing or newly-formed subsidiaries, or through acquisitions of other entities, including potentially other financial institutions and financial services related companies. Such expansion is subject to regulatory limitations and the Company's financial position. The activities of the Company have been funded by the portion of the net proceeds of the Offering which were retained by the Company and earnings thereon, as well as dividends from the Bank.

         The Bank is subject to examination and comprehensive regulation by the OTS, which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (the "FDIC"), administrator of the Savings Association Insurance Fund (the "SAIF"). The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (the "FRB") and is a member of the Federal Home Loan Bank (the "FHLB") of Indianapolis, which is one of the 12 regional banks comprising the FHLB System.

         Citizens Financial is a federally-chartered stock savings bank that was originally organized in 1934. The Bank conducts its business from its executive offices and an insurance and investment center, both in Munster, Indiana, as well as 24 banking centers in Lake, Porter and LaPorte Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois. At December 31, 2000, the Company had $1.7 billion in total assets, $934.0 million in deposits, $548.1 million in borrowed money and $199.4 million of stockholders' equity. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities. During 1998 the Bank began leveraging its capital base with borrowings to provide additional funds for lending and investing activities. Historically, the Bank's primary lending emphasis was loans secured by the first liens on single-family (one-to four-units) residential properties located in northwest Indiana and southeastern Cook County, Illinois. The Bank also originated construction and land development loans, multi-family residential real estate loans, commercial real estate loans, home equity loans and other loans. Since 1998 the Bank's lending emphasis has shifted more toward construction and land development and commercial and multi-family real estate loans and has reduced its emphasis on originations of single-family residential loans.

         MARKET AREA AND COMPETITION

         Citizens Financial operates out of its headquarters in Munster, Indiana, which is located in Lake County in northwest Indiana. Citizens Financial also maintains an insurance and investment center in Munster and 24 banking centers in Lake, Porter and LaPorte Counties in northwest Indiana and in Cook, DuPage and Will Counties in Illinois. The areas served by Citizens Financial are part of the Chicago Metropolitan Statistical Area.

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

LENDING ACTIVITIES

         GENERAL. At December 31, 2000, the Company's net loans amounted to $998.7 million or 58.4% of the Company's total assets at such date. Historically, the Bank's primary emphasis has been the origination of loans secured by first liens on single-family (one to four unit) residences, while over the past two years this emphasis has shifted more toward construction and land development and commercial and multi-family real estate lending. In addition to loans secured by single-family residential real estate, the Bank's mortgage loan portfolio at December 31, 2000 includes loans secured by multi-family (over four units) residential properties, which amounted to $41.9 million or 4.0% of the loan portfolio, construction and land development loans, which totaled $144.1 million or 13.7% of the loan portfolio, loans secured by commercial real estate, which amounted to $124.5 million or 11.3% of the loan portfolio and home equity loans, which totaled $20.5 million or 2.0% of loan portfolio. In addition to mortgage loans, the Bank originates various other loans which, at December 31, 2000, amounted to $20.2 million, or 1.9% of the loan portfolio.

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

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.


                                                                  December 31,
                                   ----------------------------------------------------------------------------
                                             2000                     1999                     1998
                                   ----------------------------------------------------------------------------
                                                Percent of               Percent of                Percent of
                                     Amount        Total       Amount       Total       Amount        Total
                                   ----------------------------------------------------------------------------
                                                             (Dollars in Thousands)
Mortgage loans:
  Single-family residential          $700,790     66.62%       $669,280     69.46%        $596,199    80.08%
   Multi-family residential            41,903      3.98          33,840      3.51           21,050     2.83
   Commercial real estate             124,477     11.83          93,320      9.68           38,999     5.24
   Construction and land
      development:
        Single-family residential      29,889      2.84          39,045      4.05           31,516     4.23
        Multi-family residential       43,689      4.16          36,843      3.82               -
                                                                                                      -
        Commercial and land
            development                70,486      6.70          57,417      5.96           19,645     2.64

Home equity                            20,534      1.95          16,001      1.66           19,589     2.63
                                  -----------------------------------------------------------------------------
       Total mortgage loans         1,031,768     98.08         945,746     98.14          726,998    97.65
Other loans                            20,230      1.92          17,861      1.86           17,503     2.35
                                  -----------------------------------------------------------------------------
       Total loans receivable       1,051,998    100.00%        963,607    100.00%         744,501   100.00%
                                                 ======                    ======                    ======
Less:
   Undisbursed portion of loan
        proceeds                       45,022                    73,086                     13,068
   Allowance for losses on loans        7,187                     5,973                      5,357
   Net deferred yield adjustments       1,062                     1,872                        (5)
                                  -----------------------------------------------------------------------------
Loans receivable, net                $998,727                  $882,676                   $726,081
                                  =============================================================================


                                                        December 31,
                                  -------------------------------------------------------
                                             1997                        1996
                                  -------------------------------------------------------
                                                   Percent of                Percent of
                                      Amount          Total        Amount       Total
                                  -------------------------------------------------------
                                                    (Dollars in Thousands)
Mortgage loans:
  Single-family residential            $493,133       80.78%        $397,528    78.00%
   Multi-family residential              29,660        4.86           27,541     5.40
   Commercial real estate                18,093        2.96           14,792     2.90
   Construction and land
      development:
        Single-family residential        27,744        4.55           25,578     5.02
        Multi-family residential          1,538        0.25            4,540     0.89

        Commercial and land
            development                  11,042        1.81           11,192     2.20

Home equity                              21,330        3.49           18,827     3.69
                                  -------------------------------------------------------
       Total mortgage loans             602,540       98.70          499,998    98.10
Other loans                               7,956        1.30            9,680     1.90
                                  -------------------------------------------------------
       Total loans receivable           610,496      100.00%         509,678   100.00%
                                                     ======                    ======
Less:
   Undisbursed portion of loan
        proceeds                         11,219                       15,585
   Allowance for losses on loans          3,825                        2,426
   Net deferred yield adjustments         (114)                          794
                                  -------------------------------------------------------
Loans receivable, net                  $595,566                     $490,873
                                  =======================================================

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Bank's loans at December 31, 2000, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.


                                                              Principal Repayments Contractually Due
                                                                   in Year(s) Ended December 31,
                                                         ---------------------------------------------------------
                                            Total at
                                            December 31,                                                   2004 -
                                               2000            2001           2002           2003           2005
                                    ------------------------------------------------------------------------------

                                                                        (In Thousands)
Mortgage loans:

   Single-family residential                 $700,790         $1,363         $3,065          $5,894        $5,616

   Multi-family residential                    41,903            385             44             104         9,999

   Commercial real estate                     124,477          5,743          1,927             371        13,772

   Construction and land

       development                            144,064         26,661          6,550           4,800        25,705

   Home equity                                 20,534          1,942          2,026           1,790        13,587

Other loans                                    20,230          9,102          1,296             802         4,947
                                    ------------------------------------------------------------------------------
       Total (1)                           $1,051,998        $45,196        $14,908         $13,761       $73,626
                                    ===============================================================================


                                       Principal Repayments Contractually Due
                                            in Year(s) Ended December 31,
                                       ---------------------------------------

                                       2006 -           2012 -        There-
                                        2011             2017          after
                                       ---------------------------------------
                                                  (In Thousands)

Mortgage loans:

   Single-family residential           $49,880         $93,257      $541,715

   Multi-family residential             10,406           4,218        16,747

   Commercial real estate               93,242           3,566         5,856

   Construction and land

       development                      53,369           6,359        20,620

   Home equity                           1,189              --            --

Other loans                              3,668             380            35
                               ----------------------------------------------
       Total (1)                      $211,754        $107,780      $584,973
                               ==============================================



(1) Of the $1,006.8 million of loan principal repayments contractually due after December 31, 2001, $287.9 million have fixed rates of interest and $718.9 million have adjustable rates of interest.

         Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current market rates of interest for mortgage loans are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current market rates (due to refinancing of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         Activity in Loans. The following table shows the activity in the Bank's loans during the periods indicated.


                                                                      Year Ended December 31,
                                                        ----------------------------------------------
                                                                 2000          1999            1998
                                                        ----------------------------------------------
                                                                          (In Thousands)
Total loans held at beginning
   of period                                                  $963,607       $744,501        $610,496
Originations of loans:
   Mortgage loans:
      Single-family residential                                 85,871        164,302         240,158
      Multi-family residential                                   6,165         13,910           3,850
      Commercial real estate                                    31,035         52,596          26,320
      Construction and land development:
         Single-family residential                              37,832         47,197          37,682
         Multi-family residential                               15,166         37,874           1,240
         Commercial and land development                        38,465         57,788          12,801
      Home equity                                               19,078         13,163          15,086
   Other loans                                                  18,708         24,724          37,023
                                                        ----------------------------------------------
      Total originations                                       252,320        411,554         374,160

Purchases of loans                                                  13             24             807
                                                        ----------------------------------------------
      Total originations and purchases                         252,333        411,578         374,967
                                                        ----------------------------------------------
Loans sold                                                     (1,335)        (8,628)        (13,732)
Loans securitized into mortgage backed
   securities                                                       --             --         (3,402)
Transfers to real estate owned                                 (1,721)        (1,112)         (1,680)
Charge-offs                                                    (2,279)          (171)           (167)
Repayments                                                   (158,607)      (182,561)       (221,981)
                                                        ----------------------------------------------
Net activity in loans                                           88,391        219,106         134,005
                                                        ----------------------------------------------
Gross loans held at end of period                           $1,051,998       $963,607        $744,501
                                                        ==============================================

         The lending activities of Citizens Financial are subject to underwriting standards and loan origination procedures established by the Bank's Board of Directors and management. Applications for mortgage and other loans are taken at all of the Bank's branch offices. In addition, the Bank's business development officers call on individuals and businesses in the Bank's market area in order to solicit new loan originations as well as other banking relationships. All loan applications are forwarded to the Bank's executive offices for underwriting and approval. The Bank requires that a property appraisal be obtained in connection with new mortgage loans. Citizens Financial requires that title insurance and hazard insurance be maintained on all security properties (except for home equity loans) and that flood insurance be maintained if the property is within a designated flood plain.

         Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Executive Committee of the Citizens Financial Board of Directors meets weekly and reviews all real estate mortgage loans. The full Board of Directors of Citizens Financial is provided with a monthly report of all loans made in the period.

         A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, (or approximately $19.6 million in the case of the Bank at December 31, 2000), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Generally, Citizens Financial's aggregate loans to one borrower and related entities have been well below the regulatory limits. As of December 31, 2000, Citizens Financial's two largest relationships with one borrower and related entities amounted to $22.5 million and $19.3 million, and all of the Bank's loans included in such relationships were performing in accordance with their terms.

         SINGLE-FAMILY RESIDENTIAL AND HOME EQUITY LOANS. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in northwest Indiana and DuPage, Will and Cook County, Illinois. Historically, the Bank has retained virtually all mortgage loans which it has originated and has not engaged in sales of residential mortgage loans. Beginning July 1, 1999, the Bank instituted a new policy and began selling its newly originated 30 year fixed-rate loans; such sales amounted to $1.3 million in 2000. As of December 31, 2000, $700.8 million, or 66.6%, of the Bank's total loans consisted of single-family residential mortgage loans. Citizens Financial originated $85.9 million, $164.3 million and $240.2 million of single-family residential mortgage loans in 2000, 1999 and 1998, respectively. Although the Bank will continue to originate single-family residential mortgage loans, it anticipates construction and land development and commercial and multi-family real estate loans will continue to increase as a percentage of total new loan originations.

         Citizens Financial's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities of 10, 15 or 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The

Bank's fixed-rate loans generally are originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies, such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other investors in the secondary market for mortgages. At December 31, 2000, $171.0 million, or 24.4%, of the Bank's single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

         The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which are fixed for the initial one, three, five or seven years and are thereafter adjusted on an annual basis in accordance with a designated index such as one-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 6% above the initial rate. From time to time, based on prevailing market conditions, the Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the full indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2000, $529.8 million or 75.6% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

         Adjustable-rate loans decrease the Bank's risks associated with changes in interest rates but involve other risks, primarily because as interest rates increase, the loan payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. Moreover, as with fixed-rate loans, as interest rates increase, the marketability of the underlying collateral property may be adversely affected by higher interest rates. Also, when interest rates decline substantially, borrowers tend to refinance into fixed rate loans. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

         The volume and types of ARMs originated by Citizens Financial are affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. Accordingly, although the Bank anticipates that it will continue to offer single-family ARMs, the increased emphasis over the past two years on originating more construction and land development and commercial and multi-family real estate loans has reduced the proportion that single family loans bear to total loans.

         The Bank's single-family residential mortgage loans generally do not exceed $250,000. In addition, the maximum loan-to-value ("LTV") ratio for the Bank's single-family residential mortgage loans generally is 90% of the appraised value of the security property, provided, however, that private mortgage insurance generally is obtained on the portion of the principal amount that exceeds 80% of the appraised value.

         At December 31, 2000, Citizens Financial's home equity loans amounted to $20.5 million or 1.9% of the Bank's total loans. The preponderance of the Bank's home equity loans are structured as adjustable-rate, fixed-term loans, although the Bank also offers floating rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure its home equity loans. The Bank's home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. After the completion of the Bank's Conversion in July 1998, the Company increased its emphasis on the origination of commercial real estate loans, multi-family residential loans and construction and land development loans. The Bank has significantly increased the number of employees dedicated to multi-family residential and commercial real estate lending. Such loans often have interest rates that are adjustable or float based on the prime rate and generally have shorter terms to maturity and higher yields than the Bank's single-family residential mortgage loans. At December 31, 2000, Citizens Financial's multi-family residential mortgage loans and commercial real estate loans amounted to $41.9 million and $124.5 million, respectively, or 4.0% and 11.8%, respectively, of the Bank's total loan portfolio.

         The Bank's multi-family residential real estate loans are concentrated in northwest Indiana and DuPage, Will and Cook Counties, Illinois. The Bank originated $6.2 million of multi-family residential real estate loans in 2000 compared to $13.9 million and $3.9 million in 1999 and 1998, respectively.

         The Bank's commercial real estate loans generally are secured by hotels, medical office facilities, churches, small office buildings, strip shopping centers and other commercial uses primarily located in the Bank's market area. The Bank's commercial real estate loans usually are less than $5.0 million and, as of December 31, 2000, the average size of the Bank's commercial real estate loans was approximately $650,000. The Bank originated $31.0 million of commercial real estate loans during the year ended December 31, 2000 compared to $52.6 million and $26.3 million, respectively, of commercial real estate loan originations in 1999 and 1998. As of December 31, 2000, the Bank's five largest commercial real estate and multi-family residential loan relationships were $21.0 million, $11.4 million, $9.7 million, $9.6 million, and $9.2 million, all of which were performing in accordance with their terms.

         The Bank's multi-family residential and commercial real estate loans generally are five-year, fixed-rate loans with an amortization period of up to 25 years. Citizens Financial also originates adjustable-rate multi-family residential and commercial real estate loans. Generally, fees of between .5% and 1.0% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. Although terms for multi-family residential and commercial real estate loans may vary, the Bank's underwriting standards provide for terms of up to 30 years with amortization of principal over the term of the loan and LTV ratios of not more than 80%. Generally, the Bank obtains personal guarantees of the principals as additional security for any commercial real estate and multi-family residential loans.

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

         As of December 31, 2000, none of Citizens Financial's multi-family residential real estate loans were considered non-performing loans while $1.3 million, or 1.0% of its commercial real estate loans were considered non-performing.

         CONSTRUCTION AND LAND DEVELOPMENT LOANS. As previously indicated, the Bank increased its emphasis on construction and land development loans in the second half of 1998. Historically, in the several years prior to the Bank's Conversion, the Bank had concentrated its construction lending efforts primarily on residential construction loans to local real estate builders, generally with whom it had an established relationship. The Bank also originated such loans to individuals for the construction of their residences. Commencing in the second half of 1998, the Bank expanded its efforts to originate construction loans for commercial real estate and multi-family residential properties. The average size of construction loans for commercial real estate and multi-family residential properties was approximately $1.3 million. At December 31, 2000, construction and land development loans amounted to $144.1 million or 13.7% of the Bank's loan portfolio. At December 31, 2000, the Bank had $45.0 million of undisbursed funds for construction loans in process. Of the Bank's construction and land development loans at December 31, 2000, $28.6 million were construction/permanent, single-family residential loans which loans, by their terms, convert to permanent mortgage loans upon the completion of construction. The Bank originated $91.5 million of construction and land development loans during 2000, compared to $142.9 million and $51.7 million of construction and land development loans in 1999 and 1998, respectively. Of the $91.5 million of construction and land development loans originated in 2000, an aggregate of $53.6 million was for commercial real estate and multi-family residential construction loans. Of the Bank's commercial real estate and multi-family residential mortgage loans at December 31, 2000, $59.6 million were construction/permanent loans.

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

         The Bank's loan underwriting and processing procedures require that construction and development loans be reviewed by independent architects and engineers for verification of costs. Disbursements during the construction phase are based on regular on-site inspections and approved certifications. In the case of construction loans on commercial projects where the Bank provides the permanent financing, the Bank usually requires firm lease commitments on some portion of the property under construction from qualified tenants for all leases. In addition, the Bank limits its construction lending to northwest Indiana and the Chicago-land area. The Bank's five largest construction and land development relationships were $19.1 million, $13.0 million, $11.4 million, $5.2 million and $4.7 million, all of which were performing in accordance with their terms.

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

         As of December 31, 2000, $4.2 million, or 2.9% of Citizens Financial's construction and land development loans were considered non-performing.

         OTHER LOANS. Citizens Financial's other loans consist primarily of commercial loans, consumer loans and loans secured by deposit accounts. Included in the category of commercial loans are loans secured by business assets other than real estate, unsecured loans, and secured and unsecured operating lines of credit. As of December 31, 2000, Citizens Financial's other loans amounted to $20.2 million compared to $17.9 million and $17.5 million at December 31, 1999 and 1998, respectively. The Bank is not actively marketing its other loans and offers them primarily as a service to its existing customers.

ASSET QUALITY

         GENERAL. All of the Bank's assets are subject to review under its classification system. Loans are periodically reviewed and the classifications are reviewed by the Executive Committee of the Board of Directors on at least a quarterly basis. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the past due payments. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank institutes foreclosure or other proceeding, as necessary, to minimize any potential loss.

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


                                                                       At December 31,
                                 ---------------------------------------------------------------------------------------------
                                                2000                             1999                         1998
                                 ---------------------------------------------------------------------------------------------
                                       60-89 Days Delinquent            60-89 Days Delinquent        60-89 Days Delinquent
                                 ---------------------------------------------------------------------------------------------
                                                   Percent of                     Percent of                    Percent of
                                                      Loan                           Loan                          Loan
                                     Amount         Category         Amount        Category        Amount        Category
                                 ---------------------------------------------------------------------------------------------
                                                                    (Dollars in Thousands)
Residential:

   Single-family                        $4,905            0.70%       $5,108           0.77%        $7,172          1.20%

   Multi-family                             30            0.07            43           0.13             --           --

Commercial real estate                     163            0.13            45           0.05             85          0.22

Construction and land

   development                             275            0.19           479           0.36          1,449          2.83

Home equity                                288            1.40            20           0.13            704          4.02

Other                                      957            4.73           113           0.64            311          1.78

                                 ----------------------------------------------------------------------------------------
      Total                             $6,618            0.63%       $5,808           0.61%        $9,721          1.31%
                                 =========================================================================================

         NON-PERFORMING AND UNDER-PERFORMING ASSETS. The following table sets forth information with respect to non-performing and certain under-performing assets identified by Citizens Financial, including non-accrual loans and other real estate owned. Citizens Financial had no accruing loans 90 days or more past due as to principal or interest at any of the below-referenced dates.


                                                                        At December 31,
                                            -------------------------------------------------------------------
                                                2000          1999          1998         1997         1996
                                            -------------------------------------------------------------------
                                                                     (Dollars in Thousands)
  Non-accrual loans:
  Mortgage loans:
     Single-family residential                    $5,230        $7,303       $5,137       $4,579        $1,827
     Multi-family residential                         --           460          516          405            --
     Commercial real estate                        1,330         2,498        2,754          173            41
     Construction and land development             4,167         1,313          469          792           498
     Home equity                                     405           206            1           80           403
  Other loans                                        717            52           76          118            43
                                            -------------------------------------------------------------------
     Total non-accruing loans                     11,849        11,832        8,953        6,147         2,812
                                            -------------------------------------------------------------------
     Total non-performing loans                   11,849        11,832        8,953        6,147         2,812
     Other real estate owned, net                  1,058           609          435        1,295            14
                                            -------------------------------------------------------------------
     Total non-performing assets                  12,907        12,441        9,388        7,442         2,826
                                            -------------------------------------------------------------------
     Investment in real estate held for sale          --            --           --        1,071            --
     Investment in and advances to
       a limited liability company                    --            --           --           --         6,457
                                            -------------------------------------------------------------------
  Total non-performing assets and
      investment  in real  estate  held  for
  sale
      and investment in and  advances to a
      limited liability company                  $12,907       $12,441       $9,388       $8,513        $9,283
                                            ===================================================================
  Performing troubled debt restructurings          $ 586         $ 668        $ 916       $1,286        $1,260
  Non-performing assets to total assets             0.75%         0.75%        0.64%        0.63%         0.27%
  Non-performing loans to total loans               1.13          1.23         1.20         1.01          0.56
  Total non-performing assets and
      investments in and advances to a
      limited  liability  company  to  total        0.75          0.75         0.64         0.72          0.88
  assets
  Total non-performing assets and troubled
      debt restructurings to total assets           0.79          0.80         0.70         0.74          0.39

         The primary reasons for the $17,000 net increase in non-accrual loans from December 31, 1999 to December 31, 2000 were due to the following factors. Single-family residential loans decreased $2.1 million and commercial real estate loans decreased $1.2 million, while construction and land development loans increased $2.9 million between 1999 and 2000. Single-family loans totaling $1.7 million in 2000 or $609,000 more than in 1999 were transferred to real estate owned while completed single-family loans of one borrower-developer totaling over $600,000 were paid off. Most of this combined total of $2.3 million was included as non-accrual at December 31, 1999. Commercial real estate, secured by a research laboratory, with a balance of $945,000 was included in the 2000 numbers but was not delinquent at December 31, 1999, while an office building loan acquired in the merger with SFC was written down by $2.0 million in 2000, and was listed as delinquent at December 31, 1999. This loan and the circumstances leading to this write off were previously described in the Company's press release on earnings and its 10Q for the quarter ended March 31, 2000. Three construction and land development loans totaling $2.8 million were included at December 31, 2000, and not December 31, 1999. One of these loans, a land loan for $1.1 million, was repaid subsequent to December 31, 2000. The other two loans were on apartment complexes, and it is anticipated that the delinquencies will be remedied with no loss to the Company.

         The interest income that would have been recorded during the year ended December 31, 2000, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods, was $955,484. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $584,174.

         CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which have some identified weaknesses but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 2000, Citizens Financial had an aggregate of $14.9 million of classified assets, 84.3% of which were classified substandard and 15.7% of which were classified as doubtful, compared to $13.2 million of classified assets as of December 31, 1999.

         ALLOWANCE FOR LOSSES ON LOANS. The Bank's policy is to establish allowances for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 2000, the Bank's allowance for losses on loans amounted to $7.2 million or 60.7% and 0.7% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision for the allowance for losses on loans amounted to $3.4 million for the year ended December 31, 2000 and $675,000 for 1999. While no assurance can be given that future charge-offs and/or additional provisions will not be necessary, management of the Company believes that, as of December 31, 2000, the allowance for losses on loans was adequate.

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

         The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.


                                                               Year Ended December 31,
                                             --------------------------------------------------------------
                                                2000          1999         1998       1997        1996
                                                                 (Dollars in Thousands)
                                             --------------------------------------------------------------
Allowance at beginning of period               $ 5,973       $5,357       $3,825      $2,426      $2,221
                                             --------------------------------------------------------------
Provisions                                       3,375          675        1,630       1,840         253
   Charge-offs:
      Mortgage loans:
         Single-family residential                (203)        (138)         (49)         (8)        (24)
         Multi-family residential                   --           --           --          --          --
         Commercial real estate                 (2,048)          --           --          --          --
         Construction and land development         (10)          --          (13)       (182)         --
     Other loans                                   (18)         (33)         (63)       (263)       (110)
                                             --------------------------------------------------------------
         Total charge-offs                      (2,279)        (171)        (125)       (453)       (134)
Recoveries:
         Mortgage loans:
            Single-family residential               64           70           25         --           16
            Multi-family residential                 1           --           --         --           --
            Commercial real estate development      --           --           --         --           --
            Construction and land development       50           --           --         --           --
         Other loans                                 3           42            2          12          70
                                             --------------------------------------------------------------
          Total recoveries                         118          112           27          12          86
                                             --------------------------------------------------------------
         Net loans charged-off to allowance
             for losses on loans                (2,161)         (59)         (98)       (441)        (48)
                                             --------------------------------------------------------------
         Allowance at end of period            $ 7,187       $5,973       $5,357      $3,825      $2,426
                                             ==============================================================
Allowance for losses on loans to total
    non-performing loans at end of period        60.65%       50.48%       59.84%      62.22%      86.27%
                                             ==============================================================
Allowance for losses on loans to total loans
   at end of period                               0.68%        0.62%        0.72%       0.63%       0.48%
                                             ==============================================================
Net charge offs to average loans outstanding      0.22%        0.01%        0.02%       0.08%       0.01%
                                             ==============================================================

         ALLOCATION OF THE ALLOWANCE FOR LOSSES ON LOANS. Prior to 1998, Citizens Financial had not allocated its allowance for loan losses by category of loans. Management of the Bank determines the sufficiency of the allowance for losses on loans based upon its periodic assessment of the risk elements in its loan portfolio. Management of Citizens Financial utilizes analytical data as well as anticipated borrower performance in light of general economic conditions existing in the Bank's market area.

         The determination of the adequacy of the allowance at December 31, 2000 and 1999 specifically considered various factors, including the increase in the Bank's balance of outstanding loans, including commercial real estate, construction and land development, and multi-family residential loans during each year.

         With respect to fiscal years prior to 1998, management of Citizens Financial considered similar factors and utilized a substantially identical analytical process in determining the level of its allowance. Management currently anticipates that the level of loan charge-offs during 2001 should approximate the level of charge-offs experienced in years prior to 2000.

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

         Commencing in 1998, the Bank began to allocate the allowance for losses on loans by loan category. Various percentages are assigned to the loan categories based on management's analysis of their relative risks. At December 31, 2000 and December 31, 1999 and 1998, the allowance for losses on loans was allocated as follows:

                                                                          December 31,
                                           ------------------------------------------------------------------------------
                                                            2000                                   1999
                                           ------------------------------------------------------------------------------

                                                                  Allowance as a                           Allowance as a
                                                Allowance          Percentage of          Allowance        Percentage of
Category                                       Allocation            Category            Allocation           Category
                                           ------------------------------------------------------------------------------
                                                                          (In Thousands)
Residential real estate:
   Single-family owner occupied                      $2,845               .40%                $2,663               .40%
   Single-family non-owner occupied                     298               .80                    280               .80
   Multi-family                                         773              1.00                    409              1.00
Business/Commercial                                   2,393              1.75                  1,003              1.75
Business/Commercial non-real estate                     419              2.50                    280              2.50
Developed Lots                                           57              1.25                     62              1.25
Land                                                    198              1.75                    221              1.75
Consumer                                                 73              2.00                     73              2.00
                                           ------------------------------------------------------------------------------
                                                      7,056                                    4,991

Unallocated                                             131                                      982
                                           -----------------                    ---------------------
Total                                                $7,187                                   $5,973
                                                     ======                                   ======


                                                         December 31,
                                           ----------------------------------------
                                                             1998
                                           ----------------------------------------

                                                  Allowance       Allowance as a
                                                  Allocation       Percentage of
                                                                     Category)
Category                                   -------------------------------------
                                                        (In Thousands)
Residential real estate:
   Single-family owner occupied                         $3,052               .50%
   Single-family non-owner occupied                        229               .75
   Multi-family                                            203              1.00
Business/Commercial                                        884              1.75
Business/Commercial non-real estate                        296              2.50
Developed Lots                                             121              1.25
Land                                                        82              1.75
Consumer                                                   110              2.50
                                           -------------------------------------
                                                         4,977

Unallocated                                                380
                                           --------------------
Total                                                   $5,357
                                                        ======

INVESTMENT SECURITIES ACTIVITIES

         GENERAL. As of December 31, 2000, the Company had an aggregate of $204.6 million of investment securities, or 12.0% of its total assets at such date. At such date, the unrealized loss on the Company's investment securities available for sale amounted to $555,000 million, net of deferred income taxes.

         The Company's investment securities consist primarily of callable agency securities, which amounted to $190.8 million at December 31, 2000. The Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with estimated average lives in excess of 10 years. In recent years, the Company has purchased substantial amounts of callable agency securities, which are U.S. Government agency debt obligations, generally having a contractual term to maturity of 10 years. These securities may be called for redemption at predetermined dates (generally every three months) throughout their terms. During 1998 and the first half of 1999 virtually all of the Company's callable agency securities were called within one year of purchase. As interest rates rose during the second half of 1999 these agency securities were not called. This trend continued into 2000, with no securities being called until late in the year, when rates again began to decline. As of December 31, 2000, the contractual weighted average lives of the Company's investment securities were 4.5 years.

         At December 31, 2000, $33.8 million of the Company's investment securities were classified as available for sale and $170.8 million were classified as held to maturity. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable deferred income taxes. Securities which are classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

         The investment policy of the Company, which has been established by the Board of Directors, is designed, among other things, to assist the Company in its asset/liability management policies. The Company's investment policy emphasizes principal preservation, favorable returns on investment, liquidity within designated guidelines, minimal credit risk, and flexibility. The Company's current investment policy permits investments in various types of securities including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations ("A" rated or better), trust preferred stocks, other equity securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors.

         The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative instruments.

         The following table set forth information regarding the carrying and fair value of the Company's investment securities at the dates indicated.


                                                                            December 31,
                                               -----------------------------------------------------------------------
                                                       2000                  1999                     1998
                                               -----------------------------------------------------------------------
                                                Carrying      Fair      Carrying      Fair       Carrying     Fair
                                                  Value       Value       Value       Value        Value      Value
                                               -----------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Available for sale (at fair value):
  Callable agency securities and
    corporate bonds                              $20,056      $20,056     $19,588     $19,588       $2,011     $2,011
  Trust preferred securities                       4,566        4,566       4,518       4,518       24,699     24,699
  Equity securities                                9,164        9,164       8,587       8,587        8,010      8,010
                                               -----------------------------------------------------------------------
                                                 $33,786      $33,786     $32,693     $32,693      $34,720    $34,720
                                               =======================================================================

Held to maturity:
  Callable agency securities and
    corporate bonds                             $170,784     $169,131    $176,737    $165,692     $166,500   $169,263
                                               -----------------------------------------------------------------------
                                                $170,784     $169,131    $176,737    $165,692     $166,500   $169,263
                                               =======================================================================


         None of the investment securities held at any of the above dates had adjustable rates.

         The following table sets forth certain information regarding the maturities of the Company's callable agency securities at December 31, 2000.


                                                              Contractually Maturing
                             -----------------------------------------------------------------------------------------
                                       Weighted              Weighted               Weighted               Weighted
                             Under 1   Average       1-5     Average        6-10    Average      Over 10   Average
                               Year      Yield      Years      Yield       Years      Yield       Years      Yield
                             -----------------------------------------------------------------------------------------
                                                              (Dollars in Thousands)
                             -----------------------------------------------------------------------------------------
Callable agency securities
Available for sale
  (at fair value)            $  --        --  %    $20,056     6.96%      $     --     --  %    $    --      --  %

Held to maturity             $  --        --  %    $14,983     6.42%      $129,817     6.66%    $25,984      7.00%


MORTGAGE-BACKED SECURITIES

         GENERAL. At December 31, 2000, the Company's mortgage-backed securities included $358.5 million of mortgage participation certificates, collateralized mortgage obligations ("CMOs") and securities which qualified as real estate mortgage investment conduits ("REMICs"). At December 31, 2000 the unrealized loss on the Company's mortgage-backed securities available for sale amounted to $2.5 million, net of deferred income taxes. At December 31, 2000, $279.6 million of the Company's mortgage-backed securities were classified as available for sale and $78.9 million were held to maturity. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable income taxes. Securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

         The following table sets forth information regarding the carrying and fair value of the Company's mortgage-backed securities at the dates indicated.


                                                                            December 31,
                                               -----------------------------------------------------------------------
                                                       2000                  1999                     1998
                                               -----------------------------------------------------------------------
                                                Carrying      Fair      Carrying      Fair       Carrying     Fair
                                                  Value       Value       Value       Value       Value      Value
                                               -----------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Available for sale (at fair value):
  Participation certificates and
    collateralized mortgage obligations         $ 54,460     $ 54,460    $ 59,001    $ 59,001     $121,514   $121,514
  REMICs                                         225,137      225,137     240,055     240,055      156,374    156,374
                                               -----------------------------------------------------------------------
                                                $279,597     $279,597    $299,056    $299,056     $277,888   $277,888
                                               =======================================================================

Held to maturity:
  Participation certificates and
    collateralized mortgage obligations         $ 34,349     $ 34,074    $ 39,196    $ 36,949     $ 83,469   $ 83,084
  REMICs                                          44,508       44,442      61,870      60,637       93,487     95,610
                                               -----------------------------------------------------------------------
                                                $ 78,857     $ 78,516    $101,066    $ 97,586     $176,956   $178,694
                                               =======================================================================


         At December 31, 2000, $26.6 million, or 7.4%, of the Company's mortgage-backed securities portfolio consisted of adjustable-rate securities, as compared to $24.4 million, or 6.1%, and $26.0 million, or 5.7%, at December 31, 1999 and 1998, respectively.

         Participation certificates represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicers, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association.

         REMICs are a form of CMOs which are also known as mortgage-backed securities. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity. CMOs are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. At December 31, 2000 $126.4 million of the Company's REMICs were issued by government related entities while $143.2 were private placement.

SOURCE OF FUNDS

         GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Prior to 1998 Citizens Financial did not utilize borrowings as a source of funds; however, beginning in 1998, given the Bank's asset size and interest rate environment, management began using borrowings to a greater extent.

         DEPOSITS. Citizens Financial's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, non interest-bearing checking accounts, passbook accounts and term certificate accounts. Deposit account terms may vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Citizens Financial utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for deposits outside of its market area. The Bank does not utilize the services of deposit brokers. The Bank traditionally has relied on customer service and convenience in marketing its deposit products. In addition, Citizens Financial generally has been competitive in the types of accounts and interest rates offered, and often it has been among the leaders in its market area on the rates paid on its deposits. In recent years, many depository institutions have experienced disintermediation of their deposits due, in part, to higher returns provided by competing investment products offered by non-depository institutions. Citizens Financial experienced a net decrease in deposits before interest credited of $29.7 million in 2000 and $79.3 million in 1999.

         The following table sets forth the activity in the Bank's deposits during the periods indicated.


                                                                 Year Ended December 31,
                                                       --------------------------------------------
                                                            2000           1999           1998
                                                       --------------------------------------------
                                                                    (In Thousands)
   Beginning balance                                     $ 924,193        $ 969,158      $ 985,447
   Net (decrease) before interest credited                (29,651)         (79,347)       (58,353)
   Interest credited                                        38,531           34,382         42,064
                                                       --------------------------------------------
   Net increase (decrease) in deposits                       8,880         (44,965)       (16,289)
                                                       --------------------------------------------
   Ending balance                                        $ 933,073        $ 924,193      $ 969,158
                                                       ============================================

         The following table sets forth various interest rate categories of certificates of deposit of the Bank at the dates indicated.


                                              December 31,
                              ---------------------------------------------
                                 2000           1999             1998
                              ---------------------------------------------
                                         (Dollars in Thousands)
0.00% to 2.99%                   $    --          $   --         $    157
3.00% to 3.99%                        --              --               52
4.00% to 4.99%                      36,018         180,487        117,024
5.00% to 6.99%                     508,825         369,836        475,163
7.00% to 8.99%                      23,556           8,129          9,772
9.00% to 10.99%                       --              --              231
                              --------------------------------------------
Total                            $ 568,399        $558,452       $602,399
                              ============================================


         The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 2000.


                                                                   Over One Year    Over Two Years
                              Six Months       Over Six Months     Through Two       Through Three     Over Three
                               and Less       Through One Year        Years             Years             Years
                           -------------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
    2.00% to 2.99%            $   --             $   --             $  --               $  --           $  --
    3.00% to 3.99%                --                 --                --                  --              --
    4.00% to 4.99%              19,512             10,001             4,759                 842             904
    5.00% to 6.99%             238,691            118,032            84,385              33,303          34,414
    7.00% to 8.99%               1,237                814             2,929               5,056          13,520
    9.00% to 10.99%               --                 --                --                  --              --
                           -------------------------------------------------------------------------------------------
    Total                     $259,440           $128,847           $92,073             $39,201         $48,838
                           ===========================================================================================


         As of December 31, 2000, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $104.9 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                  December 31, 2000
                                            -------------------------------
                                                    (In Thousands)
3 months or less                                        $ 22,016
Over 3 months through 6 months                            19,394
Over 6 months through 12 months                           27,220
Over 12 months                                            36,313
                                            -------------------------------
                                                        $104,943
                                            ===============================

         The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.


                                                                    December 31,
                                --------------------------------------------------------------------------------------
                                              2000                          1999                        1998
                                --------------------------------------------------------------------------------------
                                       Amount       Percentage       Amount      Percentage      Amount      Percentage
                                --------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Passbook accounts                     $207,422         22.23%      $222,185         24.03%     $219,984        22.64%
Certificates of deposit                568,399         60.90        558,452         60.42       602,399        62.16
Money market accounts                   47,226          5.07         45,100          4.89        45,622         4.71
NOW accounts                           110,026         11.80         98,446         10.66       101,654        10.49
                                --------------------------------------------------------------------------------------
Total                                 $933,073        100.00%      $924,193        100.00%     $969,158       100.00%
                                ======================================================================================


BORROWINGS

         The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated and the weighted average interest rates paid on borrowings for the years ended December 31, 2000, 1999 and 1998.


                                                                           Year Ended December 31,
                                                    --------------------------------------------------------------
                                                             2000                   1999                 1998
                                                    --------------------------------------------------------------
                                                                            (Dollars in Thousands)
FHLB advances                                              $483,151               $403,818             $145,000
Securities sold under agreements to repurchase               64,925                 90,881               70,721
                                                    --------------------------------------------------------------
Total borrowings                                           $548,076               $494,699             $215,271
                                                    ==============================================================
Weighted average interest rate of borrowings                   5.92%                  5.44%                5.53%

Refer to Note-9 Borrowed Money in the Consolidated Financial Statements for additional information related to Borrowings.

TRUST ACTIVITIES

         The Company also provides fiduciary services through the Bank's Trust Department. Services offered include fiduciary services for trusts and estates and land trusts. As of December 31, 2000, the Trust Department maintained 62 trust/fiduciary accounts, with an aggregate principal balance of $3.4 million at such date. Revenue from the Trust Department for the year ended December 31, 2000 was $25,000.

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

SUBSIDIARIES

         The Bank currently has two active, wholly-owned subsidiaries, CFS Insurance Agency, Inc. and CFS Investment Services, Inc.

         CFS Insurance Agency, Inc. ("CFS Insurance") is an independent insurance brokerage subsidiary which offers a full line of insurance products to the general public. CFS Insurance operates out of the Bank's
Insurance/Investment Center in Munster, Indiana. The Bank has owned CFS Insurance since 1972. At December 31, 2000, CFS Insurance had 12 licensed insurance agents on its staff. CFS Insurance primarily sells property, casualty and life insurance products to individuals in the Bank's market area and has recently increased its efforts with respect to commercial products (which generally have higher premiums). Revenues of CFS Insurance were $902,000, $883,000 and $856,000 in 2000, 1999 and 1998, respectively.

         CFS Investments Services, Inc. ("CFS Investments") is primarily involved in the sale of mutual funds and other securities to members of the general public in the Bank's market area. CFS Investments commenced full service securities brokerage activities in 1994. At December 31, 2000, CFS Investments had 17 licensed securities brokers on staff. CFS Investments is affiliated with a registered securities broker-dealer which is responsible for supervision of CFS Investments and for execution of securities transactions. CFS Investments also offers fixed and variable annuities. In addition to its presence in the CFS Insurance/Investments Center, CFS Investments maintains offices in eight of the Bank's branches. CFS Investments had total commission revenue of $1.4 million in 2000 and 1999, $874,000 for 1998.

EMPLOYEES

         Citizens Financial had 377 full-time equivalent employees at December 31, 2000. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

         In addition, under OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

         The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that certain classes of savings associations may be required to give the OTS prior notice of transactions with affiliates.

         Financial Modernization. Under the Gramm-Leach Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted for multiple savings and loan holding company or newly permitted for a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary holding company status through acquisition is not permitted.

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

         Federal Home Loan Banks. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in a FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year or 5% of its advances from the FHLB, whichever is greater.

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

         These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks of a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

         The Bank's tangible and core capital ratios were 8.0% and its total risk-based capital ratio was 15.2% at December 31, 2000.

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

         The HOLA permits savings banks not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings bank still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

         Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification:
"well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 2000, the Bank met the capital requirements of a "well-capitalized" institution under applicable OTS regulations.

         Enforcement Powers. The OTS and, under certain circumstances the FDIC, have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation the ability to: (i) terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including making restitution or providing reimbursement, indemnification or guarantee against loss, restricting the growth of the institution, and rescinding agreements and contracts.

         Capital Distribution Regulation. In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Specifically, savings associations that would be well-capitalized following a capital distribution are not subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. However, because the Bank is a subsidiary of a savings and loan holding company, the Bank is required to give the OTS at least 30 days notice prior to any capital distribution to the Company.

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

         Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well-capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The Bank's deposit insurance premiums were $197,000 for the year ended December 31, 2000.

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

         Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the CRA and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair

Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

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

         BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, large savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period with a deferral of one or two years if certain requirements were met) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2000 is approximately $1.9 million for Citizens Financial.

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

         At December 31, 2000 the total federal pre-1988 reserve was approximately $12.5 million for Citizens Financial. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

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

STATE AND LOCAL TAXATION

         INDIANA STATE TAXATION. The Company and the Bank are subject to an 8.5% franchise tax, imposed by the State of Indiana, on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes. Net income for franchise tax purposes is federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, property taxes, charitable contributions, tax exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes. Beginning in 1999, the Company and the Bank can apportion income outside of Indiana.

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

ITEM 2.  PROPERTIES

                             OFFICES AND PROPERTIES

         The following table sets forth certain information relating to Citizens Financial's offices at December 31, 2000. In addition, the Bank maintains 42 ATMs, with 22 of such ATMs at the Bank's branch offices.


                                                                           Net Book Value of
                                                                             Property and
                                                             Lease             Leasehold
                                          Owned or        Expiration        Improvements at          Deposits at
              Location                     Leased            Date          December 31, 2000      December 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                        (In Thousands)
Executive Office:
707 Ridge Road                              Owned             --              $1,750                $138,959
Munster, IN 46321

Branch Offices:
5311 Hohman Avenue                          Owned             --                 484                  93,308
Hammond, IN 46320

155 N. Main Street                          Owned             --                 420                  87,963
Crown Point, IN 46307

1720 45th Street                            Owned             --                 666                 106,626
Munster, IN 46321

4740 Indianapolis Blvd.                     Owned             --                 286                  56,358
East Chicago, IN 46312

2121 East Columbus                         Leased            2003                390                  26,371
East Chicago, IN 46312

803 W. 57th Avenue                         Leased            2003                  1                  31,008
Merrillville, IN 46410

855 Thornapple Way                          Owned             --                 327                  29,490
Valparaiso, IN 46383

4005 Franklin                              Leased            2001                 --                  22,553
Marquette Mall
Michigan City, IN 46360

714 Lincolnway                              Owned             --                 147                  16,045
La Porte, IN  46350

3853 45th Street                            Owned             --                 917                  25,743
Highland, IN  46322

2600 Roosevelt Road                        Leased            2003                 51                   7,452
Valparaiso, IN  46383

(Table continued on next page)                   (Footnotes on following page)

                                                                           Net Book Value of
                                                                             Property and
                                                             Lease             Leasehold
                                          Owned or        Expiration        Improvements at          Deposits at
              Location                     Leased            Date          December 31, 2000      December 31, 2000
----------------------------------------------------------------------------------------------------------------------
                                                                                       (In Thousands)
3301 West Vollmer Road                     Leased            2007                 $112                $39,859
Flossmoor, IL  60422

154th at Broadway(1)                       Leased            2006                  242                 37,607
Harvey, IL  60426

13323 S. Baltimore Avenue                   Owned             --                   160                 30,055
Chicago, IL  60633

162nd & School Streets                      Owned             --                   161                 51,502
South Holland, IL  60473

7101 W. 127th Street                        Owned             --                   236                 49,135
Palos Heights, IL  60463

170th at South Park Avenue                  Owned             --                   331                     --
South Holland, IL  60473

16145 S. State Street(2)                   Leased            2003                   14                 10,498
South Holland, IL  60473

16039 S. Harlem(2)                         Leased            2003                   13                 20,550
Tinley Park, IL  60477

2345 W. 183rd Street(2)                    Leased            2003                   15                 17,363
Homewood, IL  60430

1111 E. Exchange Road(2)                   Leased            2003                   16                 12,911
Crete, IL  60417

1218 Sheffield Avenue(2)                   Leased            2002                   65                  9,301
Dyer, IN 46311

10S660 State Route 83                       Owned             --                   717                  6,189
Hinsdale, IL  60521

Route 30 at Harvest Acre Drive(3)           Owned             --                 1,921                  7,552
Schererville, IN 46375

OTHER PROPERTIES:
1730 45th Street(4)                         Owned             --                 1,075                     --
Munster, IN  46321

8149 Kennedy(5)                            Leased            2003                  138                     --
Highland, IN  46322
----------------------------------------------------------------------------------------------------------------------

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

         On May 13, 1993, the Bank filed suit against the US government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit is pending in the United States Court of Federal Claims and is entitled Citizens Financial Services, FSB, et al. v. United States (Case No. 93-306-C).

         The Bank has filed a motion for summary judgment which is presently pending before the Court. Case-specific discovery, including large-scale document production and numerous depositions, has occurred. Expert discovery has been stayed by the Court pending a ruling by the Court of Appeals in the case of California Federal v. United States. It is believed the trial in the matter will be scheduled after the close of discovery and will most likely be held no earlier than 2002.

         In its complaint, the Bank did not specify the amount of damages it is seeking from the United States. As of December 31, 2000, the Bank had yet to retain an expert in order to attempt to quantify the amount of damages. The Bank is unable to predict the outcome of its claim against the United States and the amount of damages that may be awarded to the Bank, if any, in the event that a judgment is rendered in the Bank's favor. Consequently, no assurances can be given as to the result of this claim or the timing of any proceedings in relation thereto. The cost, including attorney's fees and expenses, of the litigation for the year ended December 31, 2000 was approximately $550,000.

         Other than the above-mentioned litigation, the Company was involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed to be immaterial to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required herein is incorporated by reference from the inside back cover of the Registrant's 2000 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

         The information required herein is incorporated by reference from pages 13 to 14 of the Registrant's 2000 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required herein is incorporated by reference from pages 15 to 23 of the Registrant's 2000 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required herein is incorporated by reference from pages 15 to 16 of the Registrant's 2000 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required herein is incorporated by reference from pages 25 to 48 of the Registrant's 2000 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 3 to 5 of the Registrant's Proxy Statement dated March 23, 2001 ("Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 6 to 13 of the Registrant's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein is incorporated by reference from page 15 to 16 of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from page 13 of the Registrant's Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      Document filed as part of this Report.

                  (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2000 Annual Report.

         Independent Auditors' Report.

         Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.

         Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2000, 1999 and 1998.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

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

         3.1      Certificate of Incorporation of CFS Bancorp, Inc.*
         3.2      Bylaws of CFS Bancorp, Inc.*
         4.0      Form of Stock Certificate of CFS Bancorp, Inc.*
         10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
         10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc. and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
         10.3     CFS Bancorp, Inc. 1998 Stock Option Plan**
         10.4 CFS Bancorp, Inc. 1998 Recognition and Retention Plan and Trust Agreement**
         10.5     Supplemental ESOP Benefit Plan***
         13.0 2000 Annual Report to Stockholders specified portion (pp. 13 to end) of the Registrant's Annual Report to Stockholders for the year ended December 31, 2000.
         21.0 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the Required information.
         23.0     Consent of Independent Auditors - Ernst & Young LLP


-------------
* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 31, 1998, as amended and declared effective on May 14, 1998. ** Incorporated by Reference from the Company's Definitive Proxy Statement for a Special Meeting of Stockholders filed on December 29, 1998.
***Incorporated by Reference from the Company's December 31, 1999 Form 10-K filed on March 30, 2000.

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


                Name                                           Title                                    Date
                                             Chairman of the Board and Chief                       March 30, 2001
-------------------------------------        Executive Officer
Thomas F. Prisby                             (principal executive officer)


                                             Vice Chairman, President and Chief                    March 30, 2001
-------------------------------------        Executive Officer
James W. Prisby


                                             Executive Vice President and                          March 30, 2001
-------------------------------------        Chief Financial Officer
John T. Stephens                             (principal financial and accounting
                                             officer)


                                             Director                                              March 30, 2001
-------------------------------------
Sally A. Abbott


                                             Director                                              March 30, 2001
-------------------------------------
Gregory W. Blaine


                                             Director                                              March 30, 2001
-------------------------------------
Thomas J. Burns


                                             Director                                              March 30, 2001
-------------------------------------
Daniel P. Ryan


                                             Director                                              March 30, 2001
-------------------------------------
Gene Diamond

--------------------------------------------------------------------------------

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CFS BANCORP, INC.


                                          By: /s/ Thomas F. Prisby
                                              -------------------------
                                              Thomas F. Prisby
                                              Chairman of the Board and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                Name                                           Title                                     Date
/s/ Thomas F. Prisby                         Chairman of the Board and Chief
------------------------------
Thomas F. Prisby                             Executive Officer                                      March 30, 2001
                                             (principal executive officer)


/s/ James W. Prisby                          Vice Chairman, President and Chief                     March 30, 2001
------------------------------
James W. Prisby                              Executive Officer


/s/ John T. Stephens                         Executive Vice President and                           March 30, 2001
-------------------------------
John T. Stephens                             Chief Financial Officer
                                             (principal financial and accounting
                                             officer)


/s/ Sally A. Abbott                          Director                                               March 30, 2001
--------------------------------
Sally A. Abbott



/s/ Gregory W. Blaine                        Director                                               March 30, 2001
-----------------------------
Gregory W. Blaine


/s/ Thomas J. Burns                          Director                                               March 30, 2001
------------------------------
Thomas J. Burns


/s/ Daniel P. Ryan                           Director                                               March 30, 2001
-------------------------------
Daniel P. Ryan



/s/ Gene Diamond                             Director                                               March 30, 2001
------------------------------
Gene Diamond