Form 10-Q
period 2001-03-31
CFS BANCORP INC
filed 2001-05-15
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to __________.

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

The Registrant had 16,072,879 shares of Common Stock issued and outstanding as of May 7, 2001.

                                CFS BANCORP, INC.

                                      INDEX


                                                                                                        Page No.
                                                                                                        --------

PART I   FINANCIAL INFORMATION

                  Item 1.    Financial Statements (Unaudited)

                             Consolidated Statements of Financial Condition at
                             March 31, 2001 and December 31, 2000                                          3

                             Consolidated Statements of Income for the Three Months
                             Ended March 31, 2001 and 2000                                                 4

                             Consolidated Statements of Changes in Stockholders' Equity
                             for the Three Months Ended March 31, 2001                                     5

                             Consolidated Statements of Cash Flows for the Three Months
                             Ended March 31, 2001 and 2000                                                 6

                             Notes to Consolidated Financial Statements                                    8

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                    12

                  Item 3.    Quantitative and Qualitative Disclosures About Market
                             Risk                                                                         18

PART II  OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                            18

                  Item 2.    Changes in Securities and Use of Proceeds                                    18

                  Item 3.    Defaults upon Senior Securities                                              18

                  Item 4.    Submission of Matters to a Vote of Security Holders                          18

                  Item 5.    Other Information                                                            19

                  Item 6.    Exhibits and Reports on Form 8-K                                             19

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                               March 31, 2001    December 31, 2000
                                                                                               --------------    -----------------
ASSETS
Cash and amounts due from depository institutions                                                $    26,616       $    25,627
Interest-bearing deposits                                                                             61,007            18,829
Federal funds sold                                                                                    27,000            14,800
                                                                                                 -----------       -----------
       Cash and cash equivalents                                                                     114,623            59,256

Investment securities available-for-sale                                                              62,650            33,786
Investment securities held-to-maturity
  (fair value 2001 - $121,109; 2000 - $169,131)                                                      120,923           170,784
Mortgage-related securities available-for-sale                                                       273,389           279,597
Mortgage-related securities held-to-maturity
  (fair value 2001 - $72,655; 2000 - $78,516)                                                         72,610            78,857
Loans receivable, net                                                                                974,480           998,727
Investment in Federal Home Loan Bank stock, at cost                                                   26,925            26,925
Office properties and equipment                                                                       16,095            16,358
Accrued interest receivable                                                                           10,512            10,615
Real estate owned                                                                                      1,411             1,058
Investment in bank owned life insurance                                                               23,363            22,976
Prepaid expenses and other assets                                                                      6,540            11,437
                                                                                                 -----------       -----------
       Total assets                                                                              $ 1,703,521       $ 1,710,376
                                                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                         $   970,000       $   934,012
Borrowed money                                                                                       505,125           548,076
Advance payments by borrowers for taxes and insurance                                                  7,422             5,853
Other liabilities                                                                                     20,606            23,067
                                                                                                 -----------       -----------
          Total liabilities                                                                        1,503,153         1,511,008
                                                                                                 -----------       -----------

Stockholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 0
       at March 31, 2001 and December 31, 2000
     Common stock, $.01 par value:
       Authorized shares - 85,000,000
       Issued shares - 23,403,585 and 23,376,385
         at March 31, 2001 and December 31, 2000, respectively
       Outstanding shares - 16,276,679 and 16,782,313
         at March 31, 2001 and December 31, 2000, respectively                                           234               234
   Additional paid-in capital                                                                        189,223           188,990
   Retained earnings, substantially restricted                                                       100,768            98,782
   Treasury stock, at cost: 7,126,906 and 6,594,072 shares
     at March 31, 2001, and December 31, 2000, respectively                                          (74,196)          (68,829)
   Unearned common stock acquired by ESOP                                                            (10,766)          (10,766)
   Unearned common stock acquired by RRP                                                              (6,019)           (6,019)
   Accumulated other comprehensive income (loss), net of tax                                           1,124            (3,024)
                                                                                                 -----------       -----------
     Total stockholders' equity                                                                      200,368           199,368
                                                                                                 -----------       -----------
          Total liabilities and stockholders' equity                                             $ 1,703,521       $ 1,710,376
                                                                                                 ===========       ===========


See accompanying notes

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2001             2000
                                                   -----------      -----------
Interest income:
  Loans                                            $    19,251      $    17,060
  Mortgage-related securities                            5,970            6,900
  Other investment securities                            3,294            3,525
  Other                                                  1,231            1,039
                                                   -----------      -----------
               Total interest income                    29,746           28,524

Interest expense:
  Deposits                                              10,896           10,328
  Borrowings                                             7,667            6,624
                                                   -----------      -----------
              Total interest expense                    18,563           16,952
                                                   -----------      -----------
               Net interest income before
               provision for losses on loans            11,183           11,572
Provision for losses on loans                              450            2,250
                                                   -----------      -----------
               Net interest income after
               provision for losses on loans            10,733            9,322

Non-interest income:
  Loan fees                                                361              421
  Insurance commissions                                    232              218
  Investment commissions                                   245              369
  Net gain on sale of investment securities                139             --
  Income from Bank-owned life insurance                    388             --
  Other income                                             646              376
                                                   -----------      -----------
               Total non-interest income                 2,011            1,384

Non-interest expense:
  Compensation and employee benefits                     4,781            5,111
  Net occupancy expense                                    704              620
  Furniture and equipment expense                          538              651
  Data processing                                          322              296
  Federal insurance premiums                                46               50
  Marketing                                                147              247
  Other general and administrative expenses              1,227            1,021
                                                   -----------      -----------
               Total non-interest expense                7,765            7,996
                                                   -----------      -----------

Income before income taxes                               4,979            2,710
Income tax expense                                       1,656            1,203
                                                   -----------      -----------
               Net income                          $     3,323      $     1,507
                                                   ===========      ===========

Per share data:
  Basic earnings per share                         $      0.22      $      0.09
  Diluted earnings per share                              0.22             0.09
  Cash dividends declared per share                       0.09             0.09
  Weighted average shares outstanding               14,971,854       16,532,903
  Weighted average diluted shares outstanding       15,199,649       16,721,865


See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                                  Unearned
                                                                                                                   Common
                                                                       Additional                                  Stock
                                                            Common       Paid-In      Retained       Treasury     Acquired
                                                             Stock       Capital      Earnings        Stock       by ESOP
                                                             -----       -------      --------        -----       -------
Balance January 1, 2001                                       $234      $188,990       $98,782     ($68,829)     ($10,766)

Net income                                                      --            --         3,323            --            --
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment                                --            --            --            --            --

Total comprehensive income

Purchase of treasury stock                                      --            --            --       (5,367)            --

Exercise of stock options                                       --           186            --            --            --

Tax benefit related to
    stock options exercised                                     --            47            --            --            --

Dividends declared on common stock                              --            --       (1,337)            --            --
                                                             -----     ---------     ---------     ---------     ---------
Balance March 31, 2001                                       $234      $189,223      $100,768      ($74,196)     ($10,766)
                                                             =====     =========     =========     =========     =========

                                                             Unearned
                                                              Common      Accumulated
                                                              Stock        Other
                                                             Acquired    Comprehensive
                                                              by RRP     Income (Loss)        Total
                                                              ------     -------------        -----
Balance January 1, 2001                                      ($6,019)         ($3,024)      $199,368

Net income                                                         --               --         3,323
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment                                   --            4,148         4,148
                                                                                            --------
Total comprehensive income                                                                     7,471

Purchase of treasury stock                                         --               --        (5,367)

Exercise of stock options                                          --               --           186

Tax benefit related to
    stock options exercised                                        --               --            47

Dividends declared on common stock                                 --               --        (1,337)
                                                             --------          -------      --------
Balance March 31, 2001                                       ($6,019)          $1,124       $200,368
                                                             ========          =======      ========


See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                        2001           2000
                                                                      -------       --------
Operating activities:
   Net income                                                           3,323       $  1,507
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                                     450          2,250
        Depreciation expense                                              507            519
        Deferred income taxes (benefit)                                (1,205)           703
        Amortization of cost of stock benefit plans                      --              358
        Change in deferred income                                         140            113
        (Increase) decrease in interest receivable                        103         (1,580)
        Increase (decrease) in accrued interest payable                  (516)           472
        Proceeds from sale of loans held for sale                       1,558            310
        Origination of loans held for sale                             (1,249)          (527)
        Net gain on sale of available for sale securities                (139)          --
        Net loss on sale of loans                                        --                2
        (Increase) decrease in prepaid expenses and other assets        2,989         (5,891)
        Increase (decrease) in other liabilities                       (2,065)         8,027
                                                                      -------       --------
Net cash provided by operating activities                               3,896          6,263
                                                                      -------       --------

Investing activities:
   Available for sale investment securities:
        Purchases                                                     (31,285)          (258)
        Repayments                                                        750           --
        Sales                                                           2,811           --
   Held to maturity investment securities:
        Repayments and maturities                                      50,000           --
   Available for sale mortgage-related securities:
        Purchases                                                      (9,099)          --
        Repayments                                                      6,964          6,069
        Sales                                                          14,158           --
   Held to maturity mortgage-related securities:
        Repayments                                                      6,166          5,697
   Purchase of Federal Home Loan Bank stock                               (56)        (1,249)
   Redemption of FHLB stock                                                56           --
   Loan originations and principal payments on loans - net             22,500        (58,060)
   Additional costs on real estate owned                                  (50)            (1)
   Proceeds from sale of real estate owned                                545            148
   Purchases of property and equipment                                   (244)          (832)

                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                 2001           2000
                                                               --------       --------
Net cash provided by (used in) investing activities              63,216        (48,486)

Financing activities:
   Proceeds from exercise of stock options                          233            165
   Dividends paid on common stock                                (1,383)        (1,531)
   Purchase of treasury stock                                    (5,367)        (4,811)
   Net increase in NOW, passbook and money
     market accounts                                              7,817          6,477
   Net increase (decrease) in certificates of deposit            28,337         27,441
   Net increase in advance payments by borrowers for
     taxes and insurance                                          1,569          1,641
   Net increase (decrease) in borrowed funds                    (42,951)           (57)
                                                               --------       --------
   Net cash flows (used) provided by financing activities       (11,745)        29,325
                                                               --------       --------
   Increase (decrease) in cash and cash equivalents              55,367        (12,898)
   Cash and cash equivalents at beginning of period              59,256         95,803
                                                               --------       --------
   Cash and cash equivalents at end of period                   114,623       $ 89,905
                                                               ========       ========


See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 2000 contained in the CFS Bancorp, Inc. (the "Company") annual report. The results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                             March 31, 2001                                        December 31, 2000
                                             --------------                                        -----------------
                                                                   (Dollars in thousands)
Mortgage Loans:                              Amount         %                                   Amount              %
                                           --------       ------                              ----------          -----
  Single-family residential                $678,602       66.57%                               $700,790           66.62%
  Multi-family residential                   34,306        3.37                                  41,903            3.98
  Commercial real estate                    124,006       12.16                                 124,477           11.83
Construction and land
  development:
     Single-family residential               26,142        2.57                                  29,889            2.84
     Multi-family residential                41,219        4.04                                  43,689            4.16
    Commercial and land development          73,555        7.22                                  70,486            6.70
  Home equity                                20,529        2.01                                  20,534            1.95
                                          ---------------------                               -------------------------
        Total mortgage loans                998,359       97.94                               1,031,768           98.08

Other loans                                  21,003        2.06                                  20,230            1.92
                                          ---------------------                               -------------------------
        Total loans receivable            1,019,362      100.00%                              1,051,998          100.00%
                                          ---------------------                               -------------------------
Less:
  Undisbursed portion of
    loan proceeds                            36,259                                              45,022
  Allowance for losses on
    loans                                     7,422                                               7,187
  Deferred loan fees                          1,201                                               1,062
                                           --------                                            --------
Loans receivable, net                      $974,480                                            $998,727
                                           ========                                            ========

3.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):

Available-for-Sale at March 31, 2001:                                        Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities                                 $39,953             $99             $26         $39,926
Trust preferred securities                                   4,926              --             351           4,575
Equity securities                                            8,158           1,042             405           8,795
Money Market account                                         9,354              --              --           9,354
                                                           -------          ------            ----         -------
                                                           $62,291          $1,141            $782         $62,650
                                                           =======          ======            ====         =======

Available-for-Sale at December 31, 2000:                                     Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities                                 $20,017             $39            $ --         $20,056
Trust preferred securities                                   4,926              --             360          $4,566
Equity securities                                            9,763             522           1,121           9,164
                                                           -------          ------          ------         -------
                                                           $34,706          $  561          $1,481         $33,786
                                                           =======          ======          ======         =======

Held-to-Maturity at March 31, 2001:                                          Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities                                $120,923            $186            $ --        $121,109
                                                          ========            ====            ====        ========

Held-to-Maturity at December 31, 2000:                                       Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities                                $170,784            $ --          $1,653        $169,131
                                                          ========            ====          ======        ========

4.        MORTGAGE-RELATED SECURITIES

The amortized cost of mortgage-related securities and their fair values are as follows (in thousands):

Available-for-Sale at March 31, 2001:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $53,894            $633            $162       $ 54,365
Real estate mortgage investment conduits
   and collateralized mortgage obligations             217,743           2,042             761        219,024
                                                      --------          ------            ----       --------
                                                      $271,637          $2,675            $923       $273,389
                                                      ========          ======            ====       ========

Available-for-Sale at December 31, 2000:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $54,227            $741            $508        $54,460
Real estate mortgage investment conduits
   and collateralized mortgage obligations             229,535             306           4,704        225,137
                                                      --------          ------          ------       --------
                                                      $283,762          $1,047          $5,212       $279,597
                                                      ========          ======          ======       ========

Held-to-Maturity at March 31, 2001:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $33,324             $45            $313        $33,056
Real estate mortgage investment conduits
   and collateralized mortgage obligations              39,286             333              20         39,599
                                                       -------            ----            ----        -------
                                                       $72,610            $378            $333        $72,655
                                                       =======            ====            ====        =======

Held-to-Maturity at December 31, 2000:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $34,349             $83            $358        $34,074
Real estate mortgage investment conduits
   and collateralized mortgage obligations              44,508             143             209         44,442
                                                       -------            ----            ----        -------
                                                       $78,857            $226            $567        $78,516
                                                       =======            ====            ====        =======

5.        NEW ACCOUNTING PROUNCEMENTS

"Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133), as amended, establishes accounting and reporting standards requiring that derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either assets or liabilities measured at fair value. FAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related changes in value of the hedged item in the income statement and requires that a company document, designate and assess the effectiveness of transactions that qualify for hedge accounting. The Company adopted FAS No. 133 on January 1, 2001. The adoption of FAS No. 133 did not have a material impact on the financial position or results of operations of the Company.

In September 2000, the FASB issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces, in its entirety, FAS No. 125. Although FAS 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company will apply the new rules prospectively to transactions beginning in the second quarter of 2001. Based on current circumstances, the Company believes the application of the new rules will not have a material impact on its financial statements.

6.       EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.


                                                                               Three Months Ended
                                                                               ------------------
                                                                    March 31, 2001              March 31, 2000
                                                                    --------------              --------------
                                                                    (Dollars in thousands except per share data)
Net income                                                           $      3,323                $      1,507
Weighted average number of common shares outstanding                   16,606,667                  18,428,340
Average ESOP shares not committed to be released                       (1,061,663)                 (1,181,287)
Average RRP shares not vested                                            (573,150)                   (714,150)
                                                                     ------------                ------------
Weighted average number of shares outstanding for
   basic earnings per share computation purposes                       14,971,854                  16,532,903
Dilutive effects of employee stock options                                227,795                     188,962
                                                                     ------------                ------------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes                 15,199,649                  16,721,865
                                                                     ============                ============
Basic earnings per share                                             $       0.22                $       0.09
Diluted earnings per share                                           $       0.22                $       0.09

7.        COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income:

                                                                    Three Months Ended
                                                                        March 31,
                                                                 -----------------------
                                                                   2001             2000
                                                                   ----             ----
                                                                  (Dollars in thousands)
Net income                                                       $3,323           $1,507
Net change in unrealized gain or (loss) on
   securities available-for-sale, net                             4,148            (448)
                                                                 ------           ------
Comprehensive income                                             $7,471           $1,059
                                                                 ======           ======

8.       NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                                                             March 31, 2001            December 31, 2000
                                                                             --------------            -----------------
                                                                                         (Dollars in thousands)
Non-accrual loans:
     Mortgage loans:
          Construction and land development                                       $1,448                       $4,167
          Single-family residential                                                3,813                        5,230
          Multi-family residential                                                    --                           --
          Non-residential                                                          2,678                        1,330
     Other loans                                                                   1,150                        1,122
                                                                                 -------                      -------
          Total non-performing loans                                               9,089                       11,849
Other real estate owned                                                            1,411                        1,058
                                                                                 -------                      -------

          Total non-performing assets                                            $10,500                      $12,907
                                                                                 =======                      =======

          Non-performing assets to total assets                                     0.62 %                       0.75 %
          Non-performing loans to total loans                                       0.89                         1.13

The following table is a summary of changes in the allowance for loan losses for the three months ended March 31, 2001 and the year ended December 31, 2000:

                                                                            Three Months Ended                Year Ended
                                                                              March 31, 2001              December 31, 2000
                                                                              --------------              -----------------
                                                                                           (Dollars in thousands)
                                                                                           ----------------------
     Balance at beginning of period                                                 $7,187                       $5,973
     Provision for loan losses                                                         450                        3,375
     Charge-offs                                                                     (228)                      (2,279)
     Recoveries                                                                         13                          118
                                                                                    ------                       ------
     Balance at end of period                                                       $7,422                       $7,187
                                                                                    ======                       ======
     Allowance for loan losses to total non-performing
        loans at of period                                                           81.66 %                      60.65 %
     Allowance for loan losses to total loans at end of period                        0.73                         0.68

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

CHANGES IN FINANCIAL CONDITION

At March 31, 2001 total assets were $1.7 billion or approximately $6.9 million less than December 31, 2000. Total liabilities and stockholders' equity were $1.5 billion and $200.4 million, respectively, at March 31, 2001. This compared to $1.5 billion and $199.4 million, respectively, at December 31, 2000.

Cash and cash equivalents increased from $59.3 million at December 31, 2000 to $114.6 million at March 31, 2001. This net increase of $55.3 million was, in part, due to the fact that approximately $50.0 million of investment securities classified as held-to-maturity (callable agency securities) were redeemed between January 1, 2000 and March 31, 2001.

Investment securities in the held-to-maturity category decreased approximately $50.0 million as mentioned above, while investment securities in the available-for-sale category increased by $28.9 million. Mortgage-related securities (available-for-sale and held-to-maturity) decreased from an aggregate of $358.5 million at December 31, 2000 to an aggregate of $346.0 million at March 31, 2001. This decrease of $12.5 million was due entirely to repayments and prepayments on these securities.

Loans receivable decreased from $998.7 million at December 31, 2000 to $974.5 million at March 31, 2001. This decrease of $24.2 million was primarily due to repayments in excess of new originations in the category of single-family residential loans.

Deposits increased from $934.0 million to $970.0 million from December 31, 2000 and March 31, 2001. This increase was primarily a result of increased sales and marketing efforts in 2001 and, secondarily, to a more aggressive pricing policy on certain accounts.

Borrowed money decreased from $548.1 million at December 31, 2000 to $505.1 million at March 31, 2001. This is a result of the repayment of approximately $43.0 million of reverse repurchase agreements in the first quarter of 2001.

Stockholders' equity increased from $199.4 million at December 31, 2000 to $200.4 million at March 31, 2001. In addition to normal items (income and dividends), stockholders' equity was also affected by the repurchase of 532,833 shares of the Company's common stock at an aggregate cost of $5.4 million and by an increase in other comprehensive income of $4.1 million during the first quarter of 2001.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

The following table sets forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances.

                                                                                Three Months Ended March 31,
                                                                                ----------------------------
                                                                 2001                                                2000
                                                                 --------------------------------------------------------
                                                                                      (Dollars in thousands)
                                                         Average                    Average        Average                  Average
                                                         Balance    Interest     Yield/Cost        Balance    Interest   Yield/Cost
                                                       ----------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                                   $974,710     $18,794         7.71%       $895,465     $16,629       7.43%
     Other loans                                           19,211         457         9.52          19,057         431       9.05
                                                       ----------------------                   ----------------------
          Total loans                                     993,921      19,251         7.75         914,522      17,060       7.46
  Securities (2)                                          540,661       9,264         6.85         601,270      10,425       6.94
  Other interest-earning assets (3)                        82,994       1,231         5.94          68,850       1,039       6.04
                                                       ----------------------                   ----------------------
     Total interest-earning assets                      1,617,526      29,746         7.36       1,584,642      28,524       7.20

Non-interest earning assets                                82,459                                   58,824
                                                       ----------                               ----------
Total assets                                           $1,699,985                               $1,643,466
                                                       ==========                               ==========

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts                       $130,336       $ 803         2.46%       $125,434       $ 758       2.42%
     Passbook accounts                                    206,320       1,394         2.70         217,850       1,656       3.04
     Certificates of deposit                              579,475       8,699         6.00         569,253       7,914       5.56
                                                       ----------------------                   ----------------------
          Total deposits                                  916,131      10,896         4.76         912,537      10,328       4.53
                                                       ----------------------                   ----------------------

Total borrowings                                          520,967       7,667         5.89         471,295       6,624       5.62
                                                       ----------------------                   ----------------------
Total interest-bearing liabilities                      1,437,098      18,563         5.17       1,383,832      16,952       4.90

Non-interest bearing liabilities (4)                       63,209                                   56,281
          Total liabilities                             1,500,307                                1,440,113
Net worth                                                 199,678                                  203,353
                                                       ----------                               ----------
          Total liabilities and stockholders' equity   $1,699,985                               $1,643,466
                                                       ==========                               ==========
Net interest-earning assets                              $180,428                                 $200,810
                                                       ==========                               ==========
Net interest income/interest rate spread                              $11,183         2.19%                    $11,572       2.30%
                                                                      ====================                     ==================
Net interest margin                                                                   2.77%                                  2.92%
                                                                                    ======                                 ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                              112.56%                                114.51%
                                                                                    ======                                 ======


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

                                                              Three Months Ended March 31,
                                                                2001 compared to 2000
                                                    -------------------------------------------------------
                                                                 (Dollars in thousands)
                                                               Increase (decrease) due to
                                                   --------------------------------------------------------
                                                                                                 Total Net
                                                                                 Rate/            Increase
                                                    Rate         Volume          Volume          (Decrease)
                                                   --------------------------------------------------------
Interest-earning assets:
  Loans receivable:
     Real estate loans                              $637         $1,472            $56              $2,165
     Other loans                                      22              4             --                  26
                                                   --------------------------------------------------------
          Total loans                                659          1,476             56               2,191

  Securities                                        (122)        (1,051)            12              (1,161)
  Other interest-earning assets                      (17)           213             (4)                192
                                                   --------------------------------------------------------
Total net change in income on
  interest-earning assets                            520            638             64               1,222

Interest-bearing liabilities:
  Deposits:
     NOW and money markets accounts                   14             30              1                  45
     Passbook accounts                              (184)           (88)            10                (262)
     Certificates of deposit                         632            142             11                 785
                                                   --------------------------------------------------------
          Total deposits                             462             84             22                 568

Borrowings                                           312            698             33               1,043
                                                   --------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities                       774            782             55               1,611
                                                   --------------------------------------------------------
Net change in net interest income                  ($254)         ($144)            $9               ($389)
                                                   ========================================================

RESULTS OF OPERATIONS

The Company reported net income of $3.3 million or $0.22 per share for the three months ended March 31, 2001 compared to $1.5 million or $0.09 per share for the three months ended March 31, 2000. Included in the first quarter results for 2000 was a special loan loss provision of $2.0 million ($1.3 million net of tax) related to the write down of a non-performing loan on an office building acquired in the July 1998 acquisition of SuburbFed Financial Corp. Absent this write-down, net income for the first quarter of 2000 would have been $2.8 million or $0.17 per share compared to the $3.3 million or $0.22 per share as noted above.

Net interest income for the first quarter of 2001 was $11.2 million compared to $11.6 million reported for the same period in 2000. This decrease in net interest income primarily reflects the compression of interest rate spreads (from 2.30 percent to 2.19 percent) and net interest margin (from 2.92 percent to 2.77 percent) between the first quarter of 2000 and the first quarter of 2001.

Interest income was $29.7 million and $28.5 million for the three months ended March 31, 2001 and 2000 respectively. The increase in interest income was due to a $79.2 million or 8.9 percent increase in the average balance of real estate loans together with a 28 basis point increase in the yield earned thereon. The average balance of securities decreased by $60.6 million or 10.1 percent in the first quarter of 2001 compared to the first quarter of 2000. The average balance of other interest-earning assets increased by $14.1 million or 20.5 percent from the first quarter of 2000 to the first quarter of 2001. Average rates on both of these categories decreased between these two periods. In September 2000, the Company redeployed approximately $22.5 million from interest-earning assets to fund the purchase of Bank Owned Life Insurance (BOLI). The earnings on BOLI are included in non-interest income.

Interest expense was $18.6 million and $17.0 million for the three months ended March 31, 2001 and 2000, respectively. Average balances and average rates on both deposits and borrowings increased when comparing the first quarter of 2001 to the first quarter of 2000. The primary reason in the increase in deposit expense was a 44 basis point increase in the average rate paid on certificates of deposit. The Company's average balance of borrowings increased by $49.7 million or 10.5 percent in the first quarter of 2001 compared to the first quarter of 2000 and the average rate paid thereon increased by 27 basis points to 5.89 percent.

The Company's provision for loan losses for the three months ended March 31, 2001 was $450,000 compared to $2.3 million for the same period in 2000. The large decrease was primarily the result of the aforementioned special $2.0 million loan loss provision on one non-performing loan taken in the first quarter of 2000. The Company continued to increase its monthly provision for loan losses in the first quarter of 2001, due to its increased originations of commercial, multi-family and construction loans, which are generally considered to involve a greater degree of risk than single-family residential mortgage loans.

Non-interest income for the three months ended March 31, 2001 was $2.0 million compared to $1.4 million for the same period in 2000. Income for BOLI, which amounted to $388,000, is categorized as non-interest income, and an increase of approximately $225,000 in checking account fees accounted for most of this increase.

Non-interest expense was $7.8 million for the three months ended March 31, 2001 compared to $8.0 million for the three months ended March 31, 2000. Savings of payroll from staff reductions were partially offset by increases in expenses for consulting fees paid for assistance in the Bank's process improvement program.

Income tax expense was $1.7 million for the three months ended March 31, 2001 compared to $1.2 million for a similar period in 2000. This increase was primarily due to the increased income before income taxes in the first quarter of 2001 compared to the first quarter of 2000. This was offset in part by the reduced effective rate (33.3%) in the first quarter of 2001 compared to the effective tax rate (44.4%) in the first quarter of 2000 reflecting the implementation of certain tax planning strategies.

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

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At March 31, 2001 the total approved investment and loan origination commitments outstanding amounted to $31.1 million. At the same date, the unadvanced portion of construction loans amounted to $36.2 million. Investment securities scheduled to mature in one year or less at March 31, 2001 were $20 million.

Based on historical experience, the Company believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At March 31, 2001 the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels at March 31, 2001 are set forth below (dollars in thousands):


                                Required Capital                  Actual Capital                   Excess Capital
                                ----------------                  --------------                   --------------
                               Amount        Percent           Amount         Percent          Amount           Percent
                               ------        -------           ------         -------          ------           -------
Tangible capital              $24,736          1.50 %         $134,828          8.18 %         $110,092          6.68 %

Core capital                   65,962          4.00            134,828          8.18             68,866          4.18

Risk-based capital             72,681          8.00            142,250         15.66             69,569          7.66

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report for the year ended December 31, 2000. There has been no material change in the Company's assets and liability position or the market value of the Company's portfolio equity since December 31, 2000.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Not applicable

ITEM 2.           USE OF PROCEEDS FROM REGISTERED SECURITIES

Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of the Company was held on April 24, 2001 ("Annual Meeting").

(b)      Not applicable.

(c) There were 16,431,313 shares of Common Stock of the Company eligible to be voted at the Annual Meeting, and 13,402,429 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

         (1)      Election of directors for a three-year term.

                  Thomas F. Prisby   FOR  12,048,277      WITHHELD  1,354,151

                  Frank D. Lester    FOR  12,080,274      WITHHELD  1,322,154

         (2) To amend the 1998 Stock Option Plan and the 1998 Recognition and Retention Plan and Trust Agreement by revising the provisions primarily related to the vesting of options and awards.

                  FOR  11,534,402      AGAINST  1,603,552      ABSTAIN  264,474

         (3) To ratify the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2001.

                  FOR 12,822,878       AGAINST 449,895         ABSTAIN 129,655

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

10.5     CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan**

10.6 CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement**


------------

* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date:  May 14, 2001                 By: /s/ Thomas F. Prisby
                                        --------------------------------------
                                        Thomas F. Prisby, Chairman and
                                        Chief Executive Officer

Date:  May 14, 2001                 By: /s/ John T. Stephens
                                        --------------------------------------
                                        John T. Stephens, Executive Vice
                                        President and Chief Financial Officer