Form 10-Q
period 2001-06-30
CFS BANCORP INC
filed 2001-08-14
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001.
                                    --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to             .
                                   -------------   -------------

                         Commission file number: 0-24611

                                CFS Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                                   35-2042093
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

The Registrant had 16,082,600 shares of Common Stock issued and outstanding as of July 25, 2001.

                                CFS Bancorp, Inc.

                                      INDEX


                                                                      Page No.
                                                                      --------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition
                    at June 30, 2001 and December 31, 2000               3

                    Consolidated Statements of Income for the
                    Three and Six Months Ended June 30, 2001
                    and 2000                                             4

                    Consolidated Statements of Changes in
                    Stockholders' Equity for the Six Months Ended
                    June 30, 2001                                        5

                    Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 2001 and 2000              6

                    Notes to Consolidated Financial Statements           8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations       12

         Item 3.    Quantitative and Qualitative Disclosures
                    About Market Risk                                   20


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                   20

         Item 2.    Changes in Securities and Use of Proceeds           20

         Item 3.    Defaults upon Senior Securities                     20

         Item 4.    Submission of Matters to a Vote of
                    Security Holders                                    20

         Item 5.    Other Information                                   20

         Item 6.    Exhibits and Reports on Form 8-K                    21

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------
                             (Dollars in thousands)


                                                           June 30, 2001      December 31, 2000
                                                           -------------      -----------------
                                                            (Unaudited)
ASSETS
Cash and amounts due from depository institutions            $   25,870           $   25,627
Interest-bearing deposits                                       122,895               18,829
Federal funds sold                                               90,500               14,800
                                                                 ------           ----------
Cash and cash equivalents                                       239,265               59,256


Investment securities available-for-sale                         63,305               33,786
Investment securities held-to-maturity (fair value
   at June 30, 2001 - $71,000; at December 31,
   2000 - $169,131)                                              71,023              170,784
Mortgage-related securities available-for-sale                  265,963              279,597
Mortgage-related securities held-to-maturity
   (fair value at June 30, 2001 - $64,841; at
   December 31, 2000 - $78,516)                                  64,789               78,857
Loans receivable, net                                           928,884              998,727
Investment in Federal Home Loan Bank stock, at cost              26,715               26,925
Office properties and equipment                                  15,774               16,358
Accrued interest receivable                                       8,151               10,615
Real estate owned                                                 1,392                1,058
Investment in Bank-owned life insurance                          23,110               22,976
Prepaid expenses and other assets                                10,248               11,437
                                                                 ------           ----------
       Total assets                                          $1,718,619           $1,710,376
                                                             ==========           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                       $992,375             $934,012
Borrowed money                                                  500,903              548,076
Advance payments by borrowers for taxes and insurance             5,512                5,853
Other liabilities                                                20,228               23,067
                                                                 ------           ----------
          Total liabilities                                   1,519,018            1,511,008
                                                              ---------           ----------

Stockholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 0
       at June 30, 2001 and December 31, 2000 Common
       stock, $.01 par value:
     Authorized shares - 85,000,000
     Issued shares - 23,421,556 and 23,376,385
       at June 30, 2001 and December 31, 2000, respectively
     Outstanding shares - 16,080,850 and 16,782,313
       at June 30, 2001 and December 31, 2000, respectively         234                  234
   Additional paid-in capital                                   189,293              188,990
   Retained earnings, substantially restricted                  102,108               98,782
   Treasury stock, at cost: 7,340,706 and 6,594,072 shares
     at June 30, 2001 and December 31, 2000, respectively      (77,169)             (68,829)
   Unearned common stock acquired by ESOP                      (10,766)             (10,766)
   Unearned common stock acquired by RRP                        (4,543)              (6,019)
   Accumulated other comprehensive income (loss), net of tax       444               (3,024)
                                                                   ----           ----------
     Total stockholders' equity                                 199,601              199,368
                                                                -------           ----------

          Total liabilities and stockholders' equity         $1,718,619           $1,710,376
                                                             ==========           ==========





See accompanying notes

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)


                                                   Three Months Ended June 30,            Six Months Ended June 30,
                                                  -----------------------------          ----------------------------
                                                     2001              2000                  2001            2000
                                                     ----              ----                  ----            ----
Interest income:
  Loans                                           $    18,015       $    18,300          $    37,266      $    35,360
  Mortgage-related securities                           5,600             6,808               11,570           13,708
  Other investment securities                           2,608             3,597                5,902            7,122
  Other                                                 2,070               979                3,301            2,018
                                                  -----------       -----------          -----------      -----------
               Total interest income                   28,293            29,684               58,039           58,208

Interest expense:
  Deposits                                             10,961            10,902               21,857           21,230
  Borrowings                                           7,432             7,067                15,099           13,691
                                                  -----------       -----------          -----------      -----------
               Total interest expense                  18,393            17,969               36,956           34,921
               Net interest income before
                  provision for losses on loans         9,900            11,715               21,083           23,287
Provision for losses on loans                             450               300                  900            2,550
                                                  -----------       -----------          -----------      -----------
               Net interest income after
                  provision for losses on loans         9,450            11,415               20,183           20,737

Non-interest income:
  Loan fees                                               277               353                  638              774
  Insurance commissions                                   240               222                  472              440
  Investment commissions                                  221               378                  466              747
  Gain on sale of available-for-sale
     investment securities - net                          451                73                  590               73
  Income from Bank-owned life insurance                   362                --                  750               --
  Other income                                            800               424                1,446              800
                                                  -----------       -----------          -----------      -----------
               Total non-interest income                2,351             1,450                4,362            2,834

Non-interest expense:
  Compensation and employee benefits                    4,895             5,218                9,676           10,329
  Net occupancy expense                                   551               600                1,255            1,220
  Furniture and equipment expense                         496               613                1,034            1,264
  Federal deposit insurance premiums                       45                48                   91               98
  Data processing                                         321               168                  643              464
  Marketing                                               252               214                  399              461
  Other general and administrative expenses             1,484             1,163                2,711            2,184
                                                  -----------       -----------          -----------      =----------
               Total non-interest expense               8,044             8,024               15,809           16,020

Income before income taxes                              3,757             4,841                8,736            7,551
Income tax expense                                      1,094             1,839                2,750            3,042
                                                  -----------       -----------          -----------      -----------

               Net income                         $     2,663       $     3,002          $     5,986      $     4,509
                                                  ===========       ===========          ===========      ===========

Per share data:
  Basic earnings per share                        $      0.18       $      0.18          $      0.40      $      0.27
  Diluted earnings per share                             0.18              0.18                 0.40             0.27
  Cash dividends declared per share                      0.09              0.09                 0.18             0.18
  Weighted average shares outstanding              14,653,346        16,377,538           14,812,600       16,475,221
  Weighted average diluted shares outstanding      15,029,024        16,542,490           15,114,337       16,640,173




See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                   Unearned     Unearned
                                                                                    Common       Common   Accumulated
                                                Additional                           Stock       Stock       Other
                                        Common   Paid-In    Retained   Treasury     Acquired    Acquired  Comprehensive
                                         Stock   Capital    Earnings     Stock      by ESOP      by RRP   Income (Loss)   Total
                                        ------  ----------  --------   --------    ---------    --------  -------------  --------
Balance January 1, 2001                 $  234  $  188,990  $ 98,782   ($68,829)    ($10,766)   ($6,019)     ($3,024)    $199,368

Net income                                  --          --     5,986         --           --         --           --        5,986
Other comprehensive income,
  net of tax:
Change in unrealized appreciation
     on available-for-sale securities,
     net of reclassification adjustment     --          --        --         --           --         --        3,468        3,468
                                                                                                                         --------
Total comprehensive income                                                                                                  9,454

Purchase of treasury stock                  --          --        --     (8,340)          --         --           --       (8,340)

Exercise of stock options                   --         250        --         --           --         --           --          250

Tax benefit related to
    stock options exercised                            105                                                                    105

Amortization of awards granted under
    Recognition and Retention Plan          --         (52)       --         --           --      1,476           --        1,424

Dividends declared on common stock          --          --    (2,660)        --           --         --           --       (2,660)
                                        -----------------------------------------------------------------------------------------

Balance June 30, 2001                   $ 234   $  189,293  $102,108   ($77,169)    ($10,766)   ($4,543)     $   444     $199,601
                                        ======  ==========  ========   ========    =========   ========      =======     ========



See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                         Six Months Ended June 30,
                                                                           2001            2000
                                                                           ----            ----
Operating activities:
   Net income                                                           $    5,986      $    4,509
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                                          900           2,550
        Depreciation expense                                                 1,006           1,071
        Deferred income taxes                                                 (552)           (153)
        Amortization of cost of stock benefit plans                          1,424             715
        Change in deferred income                                              148             242
        Increase in interest receivable                                      2,464             621
        Decrease (increase) in accrued interest payable                       (679)            153
        Proceeds from sale of loans held for sale                            2,872             546
        Origination of loans held for sale                                  (2,741)         (1,028)
        Net gain on sale of available for sale securities                     (534)            (73)
        Decrease in prepaid expenses and other assets                       (1,151)         (4,598)
        Increase (decrease) in other liabilities                            (2,331)           7,377
                                                                        ----------      ----------

Net cash provided by operating activities                                    6,812         11,932
                                                                        ----------      ----------

Investing activities:
   Available for sale investment securities:
        Purchases                                                         (107,296)        (45,391)
        Repayments                                                          70,750              --
        Sales                                                                8,957             606
   Held to maturity investment securities:
        Purchases                                                               --              --
        Repayments and maturities                                          100,000              --
   Available for sale mortgage-related securities:
        Purchases                                                          (14,117)             --
        Repayments                                                          18,413          13,400
        Sales                                                               14,102              --
   Held to maturity mortgage-related securities:
        Purchases                                                               --              --
        Repayments                                                          13,895          11,028
   Purchase of Federal Home Loan Bank stock                                    (56)         (5,316)
   Redemption of Federal Home Loan Bank stock                                  266              --
   Loan originations and principal payments on loans                        67,556        (99,039)
   Additional costs on real estate owned                                      (149)            (53)
   Proceeds from sale of real estate owned                                     924             619
   Purchases of property and equipment                                        (566)         (1,085)
   Disposals of property and equipment                                         144              21
                                                                        ----------              --
Net cash used in investing activities                                      172,823       (125,210)
                                                                        ----------      ----------


                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)


                                                                        Six Months Ended June 30,
                                                                           2001            2000
                                                                           ----            ----
Financing activities:
   Proceeds from exercise of stock options                                     355             389
   Dividends paid on common stock                                           (2,720)         (3,111)
   Purchase of treasury stock                                               (8,340)         (7,093)
   Net increase in NOW, passbook and money
     market accounts                                                        16,264           8,881
   Net increase in certificates of deposit                                  42,329          21,865
   Net increase (decrease) in advance payments by
     borrowers for taxes and insurance                                       (341)             474
   Net increase in borrowed funds                                         (47,173)          47,943
                                                                        ----------          ------
   Net cash flows provided by financing activities                             374          69,348
                                                                               ---          ------
   Increase (decrease) in cash and cash equivalents                        180,009        (43,930)
   Cash and cash equivalents at beginning of period                         59,259          95,803
                                                                        ----------          ------
   Cash and cash equivalents at end of period                           $  239,265      $   51,873
                                                                        ==========      ==========

  Supplemental disclosure of non-cash activities:
     Transfer of loans to real estate owned                             $    1,109      $      757



See accompanying notes

                                CFS Bancorp, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 2000 contained in the CFS Bancorp, Inc. ("Company") Annual Report to Stockholders. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:



                                                June 30, 2001                                  December 31, 2000
                                                -------------                                  -----------------
                                                                   (Dollars in thousands)
Mortgage Loans:                               Amount      Percent                             Amount        Percent
                                             --------     -------                           ----------      -------
  Single-family residential                  $630,289       65.18 %                         $  700,790        66.62 %
  Multi-family residential                     47,104        4.87                               41,903         3.98
  Commercial real estate                      128,641       13.30                              124,477        11.83
Construction and land
  development:
     Single-family residential                 25,013        2.59                               29,889         2.84
     Multi-family residential                  27,379        2.83                               43,689         4.16
    Commercial and land development            61,724        6.38                               70,486         6.70

  Home equity                                  22,244        2.30                               20,534         1.95
                                             ---------------------                          -----------------------
        Total mortgage loans                  942,394       97.45                            1,031,768        98.08

Other loans                                    24,686        2.55                               20,230         1.92
                                             ---------------------                          -----------------------
        Total loans receivable                967,080      100.00 %                          1,051,998       100.00 %
                                             ---------------------                          -----------------------

Less:
  Undisbursed portion of loan proceeds         29,674                                          45,022
  Allowance for losses on loans                 7,312                                           7,187
  Deferred loan fees                            1,210                                           1,062
                                             --------                                       ----------
Loans receivable, net                        $928,884                                       $  998,727
                                             ========                                       ==========


3.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):

Available-for-Sale at June 30, 2001:

                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized             Fair
                                                              Cost           Gains          Losses            Value
                                                              ----           -----          ------            -----
Callable agency securities and corporate bonds           $  46,028      $       14      $        3         $46,039
Trust preferred securities                                   4,927              --             327           4,600
Equity securities                                            6,621           1,045             426           7,240
Money Market accounts                                        5,426              --              --           5,426
                                                         ---------      ----------      ----------         --------
                                                         $  63,002      $    1,059      $      756         $ 63,305
                                                         =========      ==========      ==========         ========
Available-for-Sale at December 31, 2000:
                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized             Fair
                                                              Cost           Gains          Losses            Value
                                                              ----           -----          ------            -----

Callable agency securities and corporate bonds           $  20,017      $       39      $       --         $20,056
Trust preferred securities                                   4,926              --             360           4,566
Equity securities                                            9,763             522           1,121           9,164
                                                         ---------      ----------      ----------         --------
                                                         $  34,706      $      561      $    1,481         $ 33,786
                                                         =========      ==========      ==========         ========
Held-to-Maturity at June 30, 2001:
                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized             Fair
                                                              Cost           Gains          Losses            Value
                                                              ----           -----          ------            -----

Callable agency securities and corporate bonds           $ 71,023       $       93      $      116         $ 71,000
                                                         =========      ==========      ==========         ========

Held-to-Maturity at December 31, 2000:                                       Gross           Gross
                                                         Amortized      Unrealized      Unrealized             Fair
                                                              Cost           Gains          Losses            Value
                                                              ----           -----          ------            -----

Callable agency securities and corporate bonds           $ 170,784      $       --      $    1,653         $169,131
                                                         =========      ==========      ==========         ========

4.       MORTGAGE-RELATED SECURITIES

The amortized cost of mortgage-related securities and their fair values are as follows (in thousands):

Available-for-Sale at June 30, 2001:


                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized             Fair
                                                              Cost           Gains          Losses            Value
Participation certificates                               $  53,442      $      304      $      330         $ 53,416
Real estate mortgage investment conduits
   and collateralized mortgage obligations                 211,891           2,070           1,414          212,547
                                                         ---------      ----------      ----------         --------
                                                         $ 265,333      $    2,347      $    1,744         $265,963
                                                         =========      ==========      ==========         ========

Available-for-Sale at December 31, 2000:
                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized             Fair
                                                              Cost           Gains          Losses            Value

Participation certificates                               $  54,227      $      741      $      508         $ 54,460
Real estate mortgage investment conduits
   and collateralized mortgage obligations                 229,535             306           4,704          225,137
                                                         ---------      ----------      ----------         --------
                                                         $ 283,762      $    1,047      $    5,212         $279,597
                                                         =========      ==========      ==========         ========

Held-to-Maturity at June 30, 2001:
                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized             Fair
                                                              Cost           Gains          Losses            Value

Participation certificates                               $  31,758      $       98      $      625         $ 31,231
Real estate mortgage investment conduits
   and collateralized mortgage obligations                  33,031             580               1           33,610
                                                         ---------      ----------      ----------         --------
                                                         $  64,789      $      678      $      626         $ 64,841
                                                         =========      ==========      ==========         ========

Held-to-Maturity at December 31, 2000:
                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized             Fair
                                                              Cost           Gains          Losses            Value

Participation certificates                               $  34,349      $       83      $      358         $ 34,047
Real estate mortgage investment conduits
   and collateralized mortgage obligations                  44,508             143             209           44,442
                                                         ---------      ----------      ----------         --------
                                                         $  78,857      $      226      $      567         $ 78,516
                                                         =========      ==========      ==========         ========


5.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142,
                                        ---------------------
Goodwill and Other Intangible Assets, effective for fiscal years beginning after
------------------------------------
December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement will not result in any changes to reported earnings, as the Company currently has no goodwill.

In September 2000, the FASB issued FAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that replaces, in its entirety, FAS No. 125. Although FAS 140 has changed many of the rules regarding securitizations, it continues to require an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred and to derecognize financial assets when control has been surrendered in accordance with the criteria provided in the Statement. As required, the Company has applied the new rules prospectively to transactions beginning in the second quarter of 2001. The adoption of this statement did not have a material impact on its financial statements.

6.       Earnings Per Share

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                                     --------                         --------
                                                                 2001          2000              2001            2000
                                                                 ----          ----              ----            ----
Net income (000's omitted)                                  $      2,663   $      3,002      $     5,986     $     4,509

Weighted average number of common shares outstanding          16,117,753     18,102,069       16,362,210      18,265,205
Average ESOP shares not committed to be released              (1,031,757)    (1,151,381)      (1,046,710)     (1,166,334)
Average RRP shares not vested                                   (432,650)      (573,150)        (502,900)       (623,650)
                                                            ------------   ------------      -----------     -----------
Weighted average number of shares outstanding for
   basic earnings per share computation purposes              14,653,346     16,377,538       14,812,600      16,475,221
Dilutive effect of stock options                                 375,678        164,952          301,737         164,952
                                                            ------------   ------------      -----------     -----------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes        15,029,024     16,542,490       15,114,337      16,640,173
                                                            ============   ============      ===========     ===========
Basic earnings per share                                    $       0.18   $       0.18      $      0.40     $      0.27
Diluted earnings per share                                  $       0.18   $       0.18      $      0.40     $      0.27



7.       COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income for the periods indicated (in thousands):

                                                                Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                                     --------                         --------
                                                                 2001          2000              2001            2000
                                                                 ----          ----              ----            ----
Net income                                                  $      2,663   $      3,002      $     5,986     $     4,509
Net change in unrealized gain or (loss) on
   securities available-for-sale, net                               (680)          (381)           3,468            (829)
                                                            ------------   ------------      -----------     -----------
Comprehensive income                                        $      1,983   $      2,621      $     9,454     $     3,680
                                                            ============   ============      ===========     ===========


8.       Non-Performing Assets

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                                           June 30, 2001   December 31, 2000
                                                           -------------   -----------------
                                                               (Dollars in thousands)

Non-accrual loans:
     Mortgage loans:
          Construction and land development                 $      3,290     $      4,167
          Single-family residential                                6,688            5,230
          Multi-family residential                                    36               --
          Non-residential                                          1,751            1,330
     Other loans                                                     697            1,122
                                                            ------------     ------------
          Total non-performing loans                              12,462           11,849
Other real estate owned                                            1,392            1,058
                                                            ------------     ------------

          Total non-performing assets                             13,854     $     12,907
                                                            ============     ============

          Non-performing assets to total assets                     0.81 %           0.75 %
          Non-performing loans to total loans                       1.29             1.13



The following table is a summary of changes in the allowance for losses on loans for the six months ended June 30, 2001 and the year ended December 31, 2000:


                                                         Six Months Ended    Year Ended
                                                           June 30, 2001   December 31, 2000
                                                           -------------   -----------------
                                                                (Dollars in thousands)
     Balance at beginning of period                         $      7,187     $      5,973
     Provision for loan losses                                       900            3,375
     Charge-offs                                                    (813)          (2,279)
     Recoveries                                                       38              118
                                                            ------------     ------------
     Balance at end of period                               $      7,312     $      7,187
                                                            ============     ============
     Allowance for loan losses to total non-performing
        loans at end of period                                     58.67 %          60.65 %
     Allowance for loan losses to total loans at
        end of period                                               0.76             0.68




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, management's intentions, beliefs, or expectations, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. Many of such factors are not subject to the Company's control. Stockholders are cautioned that any such forward-looking statements included herein are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequently to the date such forward-looking statements are made.

CHANGES IN FINANCIAL CONDITION

At June 30, 2001 the Company's total assets amounted to $1.7 billion or approximately $8.2 million more than at December 31, 2000. Although the increase was modest, several major categories of earning assets and costing liabilities exhibited significant shifts as the Company implemented its strategy to increase its investment in commercial and multi-family real estate and commercial business loans. The changes in the asset composition from December 31, 2000 to June 30, 2001 reflect the Company's strategy of reducing its emphasis on originating single-family residential mortgage loans. While the Company is in the process of implementing its loan strategy, it has invested its excess funds into cash and cash equivalents until it can deploy such assets into higher yielding commercial business, commercial, and multi-family real estate loans with risk and other characteristics deemed appropriate by the Company.

Cash and cash equivalents increased from $59.3 million at December 31, 2000 to $239.3 million at June 30, 2001 as a result of the combined effects of deposit inflows as well as repayments of mortgage-related securities and loans, partially offset by repayments of borrowed money and the funding of the Company's stock repurchase program.

Investment securities (available-for-sale and held-to-maturity) decreased from an aggregate of $204.6 million at December 31, 2000 to $134.3 million at June 30, 2001. Mortgage-related securities (available-for-sale and held-to-maturity) decreased from an aggregate $358.5 million at December 31, 2000 to $330.8 million at June 30, 2001. The funds resulting from such repayments and prepayments were used in part to repay borrowed money. The remaining funds were invested in cash and cash equivalents pending deployment into higher yielding assets in furtherance of the Company's business strategy.

Loans receivable decreased $69.8 million from $998.7 million at December 31, 2000 to $928.9 million at June 30, 2001 as the Company pursued implementation of its business strategy. Most of such reduction was accounted for by a $70.5 million decrease in single-family residential mortgages as borrowers refinanced their loans to take advantage of the lower rates currently available in the market. Partially offsetting such decline was a $9.4 million increase in commercial and multi-family mortgage loans as the Company focused on the origination of such loans.

Deposits increased from $934.0 million at December 31, 2000 to $992.4 million at June 30, 2001 with such funds being used in part to repay borrowings.

Borrowings decreased during the first six months of 2001 from $548.1 million at December 31, 2000 to $500.9 million at June 30, 2001. The borrowed funds consist of advances from the Federal Home Loan Banks ("FHLB") of Indianapolis and Chicago and reverse repurchase agreements.

Stockholders' equity increased slightly during the first six months of 2001 from $199.4 million at December 31, 2000 to $199.6 million at June 30, 2001 as a result of net income and the increase in accumulated other comprehensive income during the first six months of 2001, which was partially offset by the purchase of 746,634 shares of common stock as part of the Company's ongoing stock repurchase program.

Average Balances, Net Interest Income, Yields Earned and Rates Paid
The following tables set forth, for the periods indicated, information regarding
(i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) the interest rate spread; and (v) the net interest margin. Information is based on average daily balances during the indicated periods.



                                                                               Three Months Ended June 30,
                                               ----------------------------------------------------------------------------------
                                                                  2001                                            2000
                                               ----------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
                                                 Average                     Average         Average                    Average
                                                 Balance       Interest     Yield/Rate       Balance       Interest    Yield/Rate
                                               ----------------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable: (1)
     Real estate loans                         $    935,611   $   17,609       7.53%       $    942,520   $   17,791       7.55%
     Other loans                                     20,065          406       8.09              21,665          509       9.40
                                               -------------------------                   -------------------------
          Total loans                               955,676       18,015       7.54             964,185       18,300       7.59
Securities (2)                                      496,639        8,208       6.61             601,228       10,405       6.92
Other interest-earning assets (3)                   180,926        2,070       4.58              59,136          979       6.62
                                               -------------------------                   -------------------------
     Total interest-earning assets                1,633,241       28,293       6.93           1,624,549       29,684       7.31

Non-interest-earning assets                          80,264                                      60,452
                                               ------------                                ------------
     Total assets                              $  1,713,505                                $   1,685,001
                                               ============                                ============

Interest-bearing liabilities:
  Deposits:
    NOW and money market accounts              $    144,776          885       2.45%       $    128,928          837       2.60%
    Passbook accounts                               203,312        1,284       2.53             216,819        1,639       3.02
    Certificates of deposit                         599,013        8,792       5.87             583,881        8,426       5.77
                                               -------------------------                   -------------------------
      Total deposits                                947,101       10,961       4.63             929,628       10,902       4.69
                                               -------------------------                   -------------------------

  Total borrowings                                  501,645        7,432       5.93             486,081        7,067       5.82
                                               -------------------------                   -------------------------
      Total interest-bearing liabilities          1,448,746       18,393       5.08           1,415,709       17,969       5.08

Non-interest-bearing liabilities (4)                 64,903                                      67,967
                                               ------------                                ------------
      Total liabilities                           1,513,649                                   1,483,676
Stockholders' equity                                199,856                                     201,325
                                               ------------                                ------------
     Total liabilities and
       stockholders' equity                    $  1,713,505                                $  1,685,001
                                               ============                                ============

Net interest-earning assets                    $    184,495                                $    208,840
                                               ============                                ============
Net interest income/interest rate spread                      $    9,900       1.85%                      $   11,715       2.23%
                                                              =====================                       =====================
Net interest margin                                                            2.42%                                       2.88%
                                                                        ===========                                 ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                       112.73%                                     114.75%
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


                                                                               Six Months Ended June 30,
                                               ----------------------------------------------------------------------------------
                                                                 2001                                            2000
                                               ----------------------------------------------------------------------------------
                                                                                 (Dollars in thousands)
                                                  Average                     Average         Average                    Average
                                                  Balance      Interest     Yield/Rate       Balance       Interest    Yield/Rate
                                               ----------------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable: (1)
     Real estate loans                         $    954,349   $   36,403       7.63%       $    918,932   $   34,420       7.49%
     Other loans                                     20,345          863       8.48              20,361          940       9.23
                                               -------------------------                   -------------------------
          Total loans                               974,694       37,266       7.65             939,293       35,360       7.53
Securities (2)                                      518,529       17,472       6.74             601,400       20,830       6.93
Other interest-earning assets (3)                   132,205        3,301       4.99              63,882        2,018       6.32
                                               -------------------------                   -------------------------
     Total interest-earning assets                1,625,428       58,039       7.14           1,604,575       58,208       7.26

Non-interest-earning assets                          81,359                                      61,363
                                               ------------                                ------------
     Total assets                              $  1,706,787                                $  1,665,938
                                               ============                                ============

Interest-bearing liabilities:
  Deposits:
    NOW and money market accounts              $    137,596        1,688       2.45%       $    127,182        1,595       2.51%
    Passbook accounts                               204,809        2,678       2.62             217,335        3,295       3.03
    Certificates of deposit                         589,297       17,491       5.94             576,587       16,340       5.67
                                               -------------------------                   -------------------------
      Total deposits                                931,702       21,857       4.69             921,104       21,230       4.61
                                               -------------------------                   -------------------------

   Total borrowings                                 511,253       15,099       5.91             478,688       13,691       5.72
                                               -------------------------                   -------------------------
      Total interest-bearing liabilities          1,442,955       36,956       5.12           1,399,792       34,921       4.99

Non-interest-bearing liabilities (4)                 64,065                                      63,434
                                               ------------                                ------------
       Total liabilities                          1,507,020                                   1,463,226
Stockholders' equity                                199,767                                     202,712
                                               ------------                                ------------
       Total liabilities and stockholders'     $  1,706,787                                $  1,665,938
                                               ============                                ============

Net interest-earning assets                    $    182,473                                $    204,783
                                               ============                                ============
Net interest income/interest rate spread                      $   21,083       2.02%                      $   23,287       2.27%
                                                              =====================                       =====================
Net interest margin                                                            2.59%                                       2.90%
                                                                        ===========                                 ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                       112.65%                                     114.63%
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

Rate /Volume Analysis
The following tables set forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).


                                            Three Months Ended June 30,
                                               2001 Compared to 2000
                                            Increase (Decrease) due to
                                   -------------------------------------------
                                                                     Total Net
                                                                     Increase/
                                   Rate       Volume   Rate/Volume   Decrease
                                   -----      ------   -----------   --------
                                            (Dollars in thousands)
                                   -------------------------------------------

Interest-earning assets:
  Loans receivable:
     Real estate loans              ($52)      ($131)     $   1         ($182)
     Other loans                     (71)        (37)         5          (103)
                                   -------------------------------------------
       Total loans receivable       (123)       (168)         6          (285)

Securities                          (469)     (1,810)        82         (2,197)
Other interest-earning assets       (302)      2,016       (623)         1,091
                                   -------------------------------------------

Total net change in income from
  interest-earning assets           (894)         38       (535)        (1,391)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets           (49)        103         (6)            48
     Passbook accounts              (270)       (102)        17           (355)
     Certificates of deposit          144        218          4            366
                                   -------------------------------------------
        Total deposits              (175)        219         15             59

   Borrowings                         135        226          4            365
                                   -------------------------------------------
Total net change in expense of
   interest-bearing liabilities      (40)        445         19            424

Net change in net interest income  ($854)      ($407)     ($554)       ($1,815)
                                   ===========================================

                                              Six Months Ended June 30,
                                               2001 Compared to 2000
                                            Increase (Decrease) due to
                                   -------------------------------------------
                                                                     Total Net
                                                                     Increase/
                                   Rate       Volume   Rate/Volume   Decrease
                                   -----      ------   -----------   --------
                                            (Dollars in thousands)
                                   -------------------------------------------
Interest-bearing assets:
  Loans receivable:
     Real estate loans             $   632   $ 1,326      $   25     $   1,983
     Other loans                       (76)       (1)         --           (77)
                                   -------------------------------------------
       Total loans receivable           556    1,325          25         1,906

Securities                            (566)   (2,870)         78        (3,358)
Other interest-earning assets         (423)    2,159        (453)        1,283
                                   -------------------------------------------

Total net change in income from
  interest-earning assets             (433)      614        (350)         (169)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets             (35)      131          (3)           93
     Passbook accounts                (453)     (190)         26          (617)
     Certificates of deposit           774       360          17         1,151
                                   -------------------------------------------
       Total deposits                  286       301          40           627

   Borrowings                          446       931          31         1,408
                                   -------------------------------------------
Total net change in expense of
  interest-bearing liabilities         732     1,232          71         2,035

Net change in net interest income  ($1,165)    ($618)      ($421)      ($2,204)
                                   ===========================================

RESULTS OF OPERATIONS

The Company reported net income of $2.7 million and $6.0 million for the three and six months ended June 30, 2001, respectively, as compared to $3.0 million and $4.5 million during the same periods in 2000.

Interest income decreased by $1.4 million or 4.7 percent to $28.3 million for the three months ended June 30, 2001 compared to $29.7 million for the second quarter of 2000. For the six month period ended June 30, 2001 interest income was $58.0 million compared to $58.2 million for the same period in 2000, a $169,000 or 0.3 percent decrease. For the three months ended June 30, 2001 compared to the three months ended June 30, 2000 the decrease in interest income was the result of decreases in average yields earned on loans and securities as well as a decline in the average balance of securities offset by the increased average balance of other interest-earning assets. The changes in average balances were accompanied by reductions in average yields in all categories during the second quarter of 2001. The slight decline in interest income when comparing the six months ended June 30, 2001 to the six months ended June 30, 2000 was the result of increases in the average balances of loans and other interest-earning assets offset by a decline in the average balances of securities as well as by declines in the average yields earned on all interest-earning assets other than real estate loans. Average costs increased for total loans while average costs declined for securities and other interest-earnings assets during these six month periods. The decline in the yields earned during the 2001 periods reflected the effect of declines in market rates of interest.

Interest expense increased from $18.0 million for the three months ended June 30, 2000 to $18.4 million for the three months ended June 30, 2001, a $424,000 or 2.4 percent increase. For the six month period ended June 30, 2000 interest expense was $34.9 million compared to $37.0 million for the same period in 2001, a $2.1 million or 5.8 percent increase. The increases in interest expense during the three and six month periods ended June 30, 2001 compared to the similar periods in 2000 were due primarily to increases in the average balances of deposits and borrowings as well as increases in the average rates paid on such liabilities for the six months ended June 30, 2000, while average rates paid on deposits for the three months ended June 30, 2001 declined when compared to the same period in 2000.

The Company's provision for loan losses for the three months ended June 30, 2001 was $450,000 compared to $300,000 for the three months ended June 30, 2000. This increase reflected the Company's strategy of changing the composition of its loan portfolio to include a greater proportion of commercial business and commercial and multi-family real estate loans, which generally are considered to involve more risk than single-family residential mortgage loans, as well as current economic conditions. The provision for loan losses for the six months ended June 30, 2001 was $900,000 compared to $2.6 million for the six months ended June 30, 2000. A special loan loss provision of $2.0 million taken in the first quarter of 2000 related to one office building accounted for this difference. Management believes that as of June 30, 2000 the allowance for loan losses was adequate; however, no assurances can be given that future charge-offs and /or additional provisions will not be needed.

Non-interest income for the three months ended June 30, 2001 was $2.4 million compared to $1.5 million for the three months ended June 30, 2000. Non-interest income was $4.4 million for the six months ended June 30, 2001 compared to $2.8 million for the same period in 2000.

The increase of $900,000 in non-interest income for the three months ended June 30, 2001 was the result of three items of almost equal magnitude. These items were as follows:

- Income from BOLI, which is recorded as non-interest income, amounted to $362,000 for the three months ended June 30, 2001 compared to zero for the second quarter of 2000. The Company invested in BOLI in order to fund various employee benefit plans while providing a tax exempt return to the Company.

- Gains on sale of investment securities available for sale were $378,000 greater for the three months ended June 30, 2001 when compared to the three months ended June 30, 2000.

- Other income (primarily fee income) was $376,000 greater in the three months ended June 30, 2001 than it was in a similar period in 2000, due in part to an increase in fees related to the increased base of the Company's deposit and transaction accounts and implementation of the findings from the current process improvements program.

These items were partially offset by reductions in loan fees and investment commission income due to the Company's loan strategy and the state of the investment markets during 2001, respectively.

When comparing the six months ended June 30, 2001 to June 30, 2000, the following differences were noted:

- BOLI income was $750,000 during the six months ended June 30, 2001 compared to zero for the first six months of 2000.

- Gains on sale of investments available for sale were $517,000 greater in 2001 than in 2000.

-        Other income was $646,000 more in 2001 than in 2000.

- Loan fee income and insurance and investment commissions were $385,000 less in 2001 compared to 2000.

Non-interest expense was $8.0 million for the three months ended June 30, 2001 and June 30, 2000. Non-interest expense was $15.8 million for the first six months of 2001 compared to $16.0 million for the same period in 2000. For both the three months and the six months ended June 30, 2001 compared to the same periods in 2000, reductions in compensation and employee benefits were offset by increases in professional fees, related primarily to expenses for outside consultants retained to assist the Company in analyzing possible improvements in operations and efficiency.

Legal fees and expenses incurred in 2001 included approximately $14,000 in the first quarter and $141,000 in the second quarter paid to the law firm representing the Company in the "Goodwill" suit against the U.S. Government. This compares to $40,000 and $150,000 for the first quarter and second quarter of 2000, respectively. In addition to the amounts already incurred in the first six months of 2001, the Company anticipates additional legal fees and expenses totaling approximately $250,000 during the remainder of 2001 pertaining to this matter. For additional information regarding this suit, reference is made to "Legal Proceedings" in the Company's Annual Report to Stockholder's filed on Form 10-K for the year ended December 31, 2000.

Income tax expense for the three months ended June 30, 2001 was $1.1 million or
29.0 percent of income before income taxes compared to $1.8 million or 38.0 percent of income before income taxes for the three months ended June 30, 2000. For the six months ended June 30, 2001 income tax expense was $2.8 million or
31.5 percent of income before income taxes. This compares to $3.0 million or
40.3 percent for the similar period in 2000. The decline in the Company's effective tax rate is due to, among other things, a change in the Company's asset mix, including the purchase of BOLI, as well as the implementation of various tax reduction strategies. The Company estimates that its effective rate for the remainder of 2001 will be approximately 32.5 percent.

LIQUIDITY AND COMMITMENTS

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At June 30, 2001 the total approved investment and loan origination commitments outstanding amounted to $24.9 million. At the same date, the unadvanced portion of construction loans amounted to $29.6 million. Investment securities scheduled to mature in one year or less at June 30, 2001 totaled $44.0 million. In addition, the Company has agreed to sell two branch offices. This sale is expected to close in September or October 2001 at which time the Company will fund the sale with approximately $40.0 million.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At June 30, 2001 the regulatory capital of Citizens Financial Services, FSB, the Company's wholly owned subsidiary ("Bank"), was significantly in excess of regulatory limits set by the Office of Thrift Supervision ("OTS"). The current requirements and the Bank's actual levels are set forth below (dollars in thousands):


                          Required Capital              Actual Capital                Excess Capital
                          ----------------              --------------                --------------
                         Amount       Percent         Amount       Percent          Amount       Percent
                         ------       -------         ------       -------          ------       -------

Tangible capital        $25,002          1.50 %     $136,830          8.21 %      $111,828          6.71 %
Core capital             66,672          4.00        136,830          8.21          70,158          4.21
Risk-based capital       73,108          8.00        144,142         15.77          71,034          7.77


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report to Stockholders for the year ended December 31, 2000. There has been no material change in the Company's assets and liability position or the market value of the Company's portfolio equity since December 31, 2000.


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

CFS BANCORP, INC.

Date:  August 14, 2001             By:    /s/ Thomas F. Prisby
                                   -------------------------------------------
                                          Thomas F. Prisby, Chairman and
                                          Chief Executive Officer

Date:  August 14, 2001             By:    /s/ John T. Stephens
                                   -------------------------------------------
                                          John T. Stephens, Executive Vice
                                          President and Chief Financial Officer