Form 10-Q
period 2001-09-30
CFS BANCORP INC
filed 2001-11-14
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to          .
                                       ----------  ----------

                         Commission file number: 0-24611

                                CFS Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                    Delaware                                   35-2042093
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

The Registrant had 13,668,857 shares of Common Stock issued and outstanding as of October 29, 2001.

                                CFS BANCORP, INC.

                                      INDEX


                                                                                                        PAGE NO.
                                                                                                        --------
PART I   FINANCIAL INFORMATION

                  Item 1.    Financial Statements (Unaudited)

                             Consolidated Statements of Financial Condition at September 30,
                             2001 and December 31, 2000                                                   3

                             Consolidated Statements of Income for the Three and Nine
                             Months Ended September 30, 2001 and 2000                                     4

                             Consolidated Statements of Changes in Stockholders' Equity
                             for the Nine Months Ended September 30, 2001                                 5

                             Consolidated Statements of Cash Flows for the Nine
                             Months Ended September 30, 2001 and 2000                                     6

                             Notes to Consolidated Financial Statements                                   8

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                    13

                  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   20


PART II  OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                            21

                  Item 2.    Changes in Securities and Use of Proceeds                                    21

                  Item 3.    Defaults upon Senior Securities                                              21

                  Item 4.    Submission of Matters to a Vote of Security Holders                          21

                  Item 5.    Other Information                                                            21

                  Item 6.    Exhibits and Reports on Form 8-K                                             21


                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                                                                (Unaudited)
                                                                              September 30, 2001 December 31, 2000
                                                                              ------------------ -----------------
ASSETS
Cash and amounts due from depository institutions                                  $    20,990       $    25,627
Interest-bearing deposits                                                               95,305            18,829
Federal funds sold                                                                     115,500            14,800
                                                                                   -----------       -----------
       Cash and cash equivalents                                                       231,795            59,256

Investment securities available-for-sale                                                64,175            33,786
Investment securities held-to-maturity (fair value at
   September 30, 2001 - $20,033; at December 31, 2000 - $169,131)                       20,000           170,784
Mortgage-related securities available-for-sale                                         258,512           279,597
Mortgage-related securities held-to-maturity (fair value at
  September 30, 2001 - $45,263; at December 31, 2000 - $78,516)                         43,967            78,857
Loans receivable, net                                                                  910,114           998,727
Investment in Federal Home Loan Bank stock, at cost                                     26,165            26,925
Office properties and equipment                                                         15,517            16,358
Accrued interest receivable                                                              7,828            10,615
Real estate owned                                                                          946             1,058
Investment in bank-owned life insurance                                                 29,650            22,976
Prepaid expenses and other assets                                                        8,092            11,437
                                                                                   -----------       -----------
         Total assets                                                              $ 1,616,761       $ 1,710,376
                                                                                   ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                           $   951,045       $   934,012
Borrowed money                                                                         462,846           548,076
Advance payments by borrowers for taxes and insurance                                    7,039             5,853
Other liabilities                                                                       21,625            23,067
                                                                                   -----------       -----------
         Total liabilities                                                           1,442,555         1,511,008
                                                                                   -----------       -----------

Stockholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 0
       at September 30, 2001 and December 31, 2000
       Common stock, $.01 par value:
     Authorized shares - 85,000,000
     Issued shares - 23,423,306 and 23,376,385
       at September 30, 2001 and December 31, 2000, respectively
     Outstanding shares - 13,942,817 and 16,782,313
       at September 30, 2001 and December 31, 2000, respectively                           234               234
   Additional paid-in capital                                                          189,406           188,990
   Retained earnings, substantially restricted                                         104,627            98,782
   Treasury stock, at cost: 9,480,489 and 6,594,072 shares
      at September 30, 2001 and December 31, 2000, respectively                       (107,943)          (68,829)
   Unearned common stock acquired by ESOP                                              (10,766)          (10,766)
   Unearned common stock acquired by RRP                                                (4,543)           (6,019)
   Accumulated other comprehensive income (loss), net of tax                             3,191            (3,024)
                                                                                   -----------       -----------
     Total stockholders' equity                                                        174,206           199,368
                                                                                   -----------       -----------

          Total liabilities and stockholders' equity                               $ 1,616,761       $ 1,710,376
                                                                                   ===========       ===========


See accompanying notes

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   For Three Months Ended          For Nine Months Ended
                                                        September 30,                  September 30,
                                                        -------------                  -------------
                                                     2001          2000             2001            2000
                                                     ----          -----            ----            ----
Interest income:
  Loans                                         $     17,440   $     19,184    $     54,706   $     54,544
  Mortgage-related securities                          5,087          6,472          16,657         20,180
  Other investment securities                          1,646          3,852           7,548         10,974
  Other                                                2,618            998           5,919          3,016
                                                ------------   ------------    ------------   ------------
              Total interest income                   26,791         30,506          84,830         88,714

Interest expense:
  Deposits                                            10,304         10,959          32,161         32,189
  Borrowings                                           7,389          8,007          22,488         21,698
                                                ------------   ------------    ------------   ------------
              Total interest expense                  17,693         18,966          54,649         53,887
                                                ------------   ------------    ------------   ------------
              Net interest income before
              provision for losses on loans            9,098         11,540          30,181         34,827
Provision for losses on loans                            250            375           1,150          2,925
                                                ------------   ------------    ------------   ------------
              Net interest income after
              provision for losses on loans            8,848         11,165          29,031         31,902

Non-interest income:
  Loan fees                                              294            330             932          1,104
  Insurance commissions                                  272            220             744            660
  Investment commissions                                 180            370             646          1,117
  Gain (loss) on sale of available-for-sale
     investment securities - net                           3             (7)            593             66
  Gain on sale of branches                             2,014           --             2,014           --
  Income from bank-owned life insurance                  348             90           1,098             90
  Other income                                           857            550           2,303          1,350
                                                ------------   ------------    ------------   ------------
               Total non-interest income               3,968          1,553           8,330          4,387

Non-interest expense:
  Compensation and employee benefits                   4,510          4,731          14,186         15,060
  Net occupancy expense                                  632            589           1,887          1,809
  Furniture and equipment expense                        478            524           1,512          1,788
  Federal deposit insurance premiums                      46             50             137            148
  Data processing                                        322            257             965            721
  Marketing                                              149            122             548            583
  Other general and administrative expenses            1,403          1,415           4,114          3,599
                                                ------------   ------------    ------------   ------------
               Total non-interest expense              7,540          7,688          23,349         23,708
                                                ------------   ------------    ------------   ------------

Income before income taxes                             5,276          5,030          14,012         12,581
Income tax expense                                     1,628          1,988           4,378          5,030
                                                ------------   ------------    ------------   ------------

               Net income                       $      3,648   $      3,042    $      9,634   $      7,551
                                                ============   ============    ============   ============

Per share data:
  Basic earnings per share                      $       0.26   $       0.19    $       0.66   $       0.46
  Diluted earnings per share                            0.25           0.19            0.64           0.46
  Cash dividends declared per share                     0.09           0.09            0.27           0.27
  Weighted average shares outstanding             14,255,756     16,125,652      14,626,985     16,345,364
  Weighted average diluted shares outstanding     14,811,103     16,318,539      15,103,259     16,527,631


See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                       Unearned
                                                                                                         Common
                                                              Additional                                  Stock
                                                      Common     Paid-In     Retained     Treasury     Acquired
                                                       Stock     Capital     Earnings        Stock      by ESOP
                                                    --------   ---------    ---------    ---------    ---------

Balance January 1, 2000                            $    234   $ 188,990    $  98,782    ($ 68,829)   ($ 10,766)

Net income                                             --          --          9,634         --           --
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment                       --          --           --           --           --

Total comprehensive income

Purchase of treasury stock                             --          --           --        (39,114)        --

Exercise of stock options                              --           363         --           --           --

Tax benefit related to stock options exercised         --           105         --           --           --

Amoritization of awards granted under
     Recognition and Retention Plan                    --           (52)        --           --           --

Dividends declared on common stock                     --          --         (3,789)        --           --
                                                   -----------------------------------------------------------

Balance September 30, 2001                         $    234   $ 189,406    $ 104,627    ($107,943)   ($ 10,766)
                                                   ========   =========    =========    =========    =========


                                                  Unearned
                                                    Common     Accumulated
                                                     Stock           Other
                                                  Acquired   Comprehensive
                                                    by RRP   Income (Loss)    Total
                                                    ------   -------------    -----
Balance January 1, 2000                          ($  6,019)   ($  3,024)   $ 199,368

Net income                                            --           --          9,634
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment                      --          6,215        6,215
                                                                           ---------
Total comprehensive income                                                    15,849

Purchase of treasury stock                            --           --        (39,114)

Exercise of stock options                             --           --            363

Tax benefit related to stock options exercised        --           --            105

Amoritization of awards granted under
     Recognition and Retention Plan                 (1,476)        --          1,424

Dividends declared on common stock                    --           --         (3,789)
                                                   -----------------------------------

Balance September 30, 2001                        ($  4,543)    $   3,191    $ 174,206
                                                   =========    =========    =========

See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   September 30,
                                                               2001            2000
                                                               ----            ----

Operating activities:
   Net income                                               $   9,634    $   7,551
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                           1,150        2,925
        Depreciation expense                                    1,487        1,607
        Decrease (increase) in deferred income taxes             (838)         931
        Amortization of cost of stock benefit plans             1,424        1,910
        Change in deferred income                                 134         (130)
        Decrease (increase) in interest receivable              2,787       (1,976)
        Decrease (increase) in accrued interest payable          (927)          40
        Proceeds from sale of loans held for sale               4,889          982
        Origination of loans held for sale                     (4,490)      (1,351)
        Net gain on sale of available for sale securities        (593)         (66)
        Increase in prepaid expenses and other assets          (1,443)      (6,364)
        Increase (decrease) in other liabilities                 (628)       4,543
                                                            ---------    ---------

Net cash provided by operating activities                      12,586       10,602
                                                            ---------    ---------

Investing activities:
   Available-for-sale investment securities:
        Purchases                                            (311,711)     (45,887)
        Repayments                                            264,527       45,000
        Sales                                                  18,530          626
   Held to maturity investment securities:
        Purchases                                                --           --
        Repayments and maturities                             151,130         --
   Available-for-sale mortgage-related securities:
        Purchases                                             (63,534)        --
        Repayments                                             58,618       20,258
        Sales                                                  36,125         --
   Held to maturity mortgage-related securities:
        Purchases                                                --           --
        Repayments                                             34,637       17,864
   Purchase of Federal Home Loan Bank stock                       (77)      (5,357)
   Redemption of Federal Home Loan Bank stock                     837          630
   Loan originations and principal payments on loans, net      85,362     (113,186)
   Construction costs on real estate owned                       (194)         (56)
   Proceeds from sale of real estate owned                      1,874          707
   Purchases of property and equipment                           (790)      (1,300)
   Disposals of property and equipment                            144           21
   Purchase of bank-owned life insurance                       (6,192)     (22,569)
                                                            ---------    ---------

Net cash provided by (used in) investing activities           269,286     (103,249)
                                                            ---------    ---------

                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                 Nine Month Ended
                                                                   September 30,
                                                                 2001         2000
                                                                 ----         ----
Financing activities:
 Proceeds from exercise of stock options                           468          542
 Dividends paid on common stock                                 (4,042)      (4,507)
 Purchase of treasury stock                                    (39,114)     (11,308)
 Net increase (decrease) in NOW, passbook and money
   market accounts                                              21,124         (273)
 Net increase in certificates of deposit                        35,350        8,669
 Decrease in NOW, passbook and money market account
   in connection with sale of branches                         (10,823)        --
 Decrease in certificates of deposit in connection
   with sale of branches                                       (28,252)        --
 Net increase in advance payments by borrowers for
   taxes and insurance                                           1,186          572
 Net increase (decrease) in borrowed funds                     (85,230)      29,437
                                                             ---------    ---------
 Net cash flows provided by (used in) financing activities    (109,333)      23,132
                                                             ---------    ---------
 Increase (decrease) in cash and cash equivalents              172,539      (69,515)
 Cash and cash equivalents at beginning of period               59,256       95,803
                                                             ---------    ---------
 Cash and cash equivalents at end of period                  $ 231,795    $  26,288
                                                             =========    =========

Supplemental disclosure of non-cash activities:
   Transfer of loans to real estate owned                    $   1,568    $   1,602


See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 2000 contained in the CFS Bancorp, Inc. ("Company") Annual Report to Stockholders. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.       LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                              September 30, 2001                                December 31, 2000
                                              ------------------                                -----------------
                                                                      (Dollars in thousands)
Mortgage Loans:                                Amount     Percent                                Amount    Percent
                                               ------     -------                                ------    -------
  Single-family residential                  $592,781       63.15 %                            $700,790      66.62 %
  Multi-family residential                     46,622        4.96                                41,903       3.98
  Commercial real estate                      136,138       14.50                               124,477      11.83
Construction and land development:
   Single-family residential                   20,315        2.16                                29,889       2.84
   Multi-family residential                    25,808        2.75                                43,689       4.16
   Commercial and land development             65,343        6.96                                70,486       6.70

  Home equity                                  25,291        2.69                                20,534       1.95
                                             --------------------                             --------------------
        Total mortgage loans                  912,298       97.17                             1,031,768      98.08

Other loans                                    26,260        2.83                                20,230       1.92
                                             --------------------                             --------------------
        Total loans receivable                938,558      100.00 %                           1,051,998     100.00 %
                                             --------------------                             --------------------

Less:
  Undisbursed portion of loan proceeds           19,745                                          45,022
  Allowance for losses on loans                   7,624                                           7,187
  Deferred loan fees                              1,075                                           1,062
                                               --------                                        --------
Loans receivable, net                          $910,114                                        $998,727
                                               ========                                        ========


3.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):


Available-for-Sale at September 30, 2001:                                                   Gross       Gross
                                                                          Amortized    Unrealized  Unrealized      Fair
                                                                               Cost         Gains      Losses     Value
                                                                          ---------    ----------  ----------     -----
Callable agency securities and corporate bonds                          $    47,833   $       107     $    --  $ 47,940
Trust preferred securities                                                    4,928          --           453     4,475
Equity securities                                                             7,395           760         527     7,628
Money Market accounts                                                           766          --            --       766
Asset-backed notes                                                            3,348            18          --     3,366
                                                                        -----------   -----------     -------  --------
                                                                        $    64,270   $       885     $   980  $ 64,175
                                                                        ===========   ===========     =======  ========


Available-for-Sale at December 31, 2000:                                                    Gross       Gross
                                                                          Amortized    Unrealized  Unrealized      Fair
                                                                               Cost         Gains      Losses     Value
                                                                          ---------    ----------  ----------     -----

Callable agency securities and corporate bonds                          $    20,017   $        39       $  --  $ 20,056
Trust preferred securities                                                    4,926          --           360     4,566
Equity securities                                                             9,763           522       1,121     9,164
                                                                        -----------   -----------     -------  --------
                                                                        $    34,706   $       561     $ 1,481  $ 33,786
                                                                        ===========   ===========     =======  ========


Hold-to-Maturity at September 30, 2001:                                                     Gross       Gross
                                                                          Amortized    Unrealized  Unrealized      Fair
                                                                               Cost         Gains      Losses     Value
                                                                          ---------    ----------  ----------     -----

Callable agency securities and corporate bonds                          $    20,000   $        33       $  --  $ 20,033
                                                                        ===========   ===========     =======  ========


Hold-to-Maturity at December 31, 2000:                                                      Gross       Gross
                                                                          Amortized    Unrealized  Unrealized      Fair
                                                                               Cost         Gains      Losses     Value
                                                                          ---------    ----------  ----------     -----

Callable agency securities and corporate bonds                          $   170,784   $      --       $ 1,653  $169,131
                                                                        ===========   ===========     =======  ========

4.       MORTGAGE-RELATED SECURITIES

The amortized cost of mortgage-related securities and their fair values are as follows (in thousands):


Available-for-Sale at September 30, 2001:
                                                                                                                 Gross     Gross
                                                                                   Amortized   Unrealized   Unrealized      Fair
                                                                                        Cost        Gains       Losses     Value
                                                                                   ---------   ----------   ----------     -----
Participation certificates                                                       $    28,119     $  1,497     $    135  $ 29,481
Real estate mortgage investment conduits
   and collateralized mortgage obligations                                           225,412        3,657           38   229,031
                                                                                 -----------     --------     --------  --------
                                                                                 $   253,531     $  5,154     $    173  $258,512
                                                                                 ===========     ========     ========  ========


Available-for-Sale at December 31, 2000:
                                                                                                     Gross        Gross
                                                                                   Amortized    Unrealized   Unrealized      Fair
                                                                                        Cost         Gains       Losses     Value
                                                                                   ---------    ----------   ----------     -----
Participation certificates                                                       $    54,227      $    741     $    508  $ 54,460
Real estate mortgage investment conduits
   and collateralized mortgage obligations                                           229,535           306        4,704   225,137
                                                                                 -----------      --------     --------  --------
                                                                                 $   283,762      $  1,047     $  5,212  $279,597
                                                                                 ===========      ========     ========  ========



Held-to-Maturity at September 30, 2001:                                                              Gross        Gross
                                                                                   Amortized    Unrealized   Unrealized      Fair
                                                                                        Cost         Gains       Losses     Value
                                                                                   ---------    ----------   ----------     -----
Participation certificates                                                       $    29,723      $  1,155     $     93  $ 30,785
Real estate mortgage investment conduits
   and collateralized mortgage obligations                                            14,244           234           --    14,478
                                                                                 -----------      --------     --------  --------
                                                                                 $    43,967      $  1,389     $     93  $ 45,263
                                                                                 ===========      ========     ========  ========


Held-to-Maturity at December 31, 2000:                                                               Gross        Gross
                                                                                   Amortized    Unrealized   Unrealized      Fair
                                                                                        Cost         Gains       Losses     Value
Participation certificates                                                         ---------    ----------   ----------     -----
Real estate mortgage investment conduits                                         $    34,349      $     83     $    358  $ 34,047
  and collateralized mortgage obligations                                             44,508           143          209    44,442
                                                                                 -----------      --------     --------  --------
                                                                                 $    78,857      $    226     $    567  $ 78,516
                                                                                 ===========      ========     ========  ========


5.       NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, (collectively the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other identified intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement will not result in any changes to reported earnings, since the Company currently has no goodwill.

On July 6, 2001, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loan Loss Allowance Methodology and Documentation Issues. The guidance contained in the SAB is effective immediately. This SAB expresses the views of the SEC staff regarding a registrant's development, documentation, and application of a systematic methodology for determining the allowance for loan and lease losses, as required by SEC Financial Reporting Release No. 28. The guidance in SAB No. 102 focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loans and lease losses.

Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies (the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the Office of the Comptroller of the Currency and the Office of Thrift Supervision represented by the Federal Financial Institutions Examination Council issued an interagency policy statement entitled Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions (the "Policy Statement"). SAB No. 102 and the Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease methodologies and supporting documentation.

The guidance contained in SAB No. 102 does not prescribe specific allowance estimation methodologies registrants should employ in estimating their allowance for loan and lease losses, but rather emphasizes the need for a systematic methodology that is properly designed and implemented by registrants.

6.       EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                               Three Months Ended             Nine Months Ended
                                                                 September 30,                  September 30,
                                                                 -------------                  -------------
                                                              2001           2000             2001           2000
                                                              ----           ----             ----           ----
                                                             (Dollars in thousands, except per share data)

Net income                                               $      3,648    $      3,042    $      9,634    $      7,551

Weighted average number of common shares outstanding       15,690,257      17,820,277      16,138,226      18,116,895
Average ESOP shares not committed to be released           (1,001,851)     (1,121,475)     (1,031,757)     (1,151,381)
Average RRP shares not vested                                (432,650)       (573,150)       (479,483)       (620,150)
                                                         ------------    ------------    ------------    ------------
Weighted average number of shares outstanding for
   basic earnings per share computation purposes           14,255,756      16,125,652      14,626,986      16,345,364
Dilutive effects of stock options                             555,347         192,887         386,273         182,267
                                                         ------------    ------------    ------------    ------------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes     14,811,103      16,318,539      15,013,259      16,527,631
                                                         ============    ============    ============    ============
Basic earnings per share                                 $       0.26    $       0.19    $       0.66    $       0.46
Diluted earnings per share                               $       0.25    $       0.19    $       0.64    $       0.46



7.       COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income for the periods indicated (in thousands):


                                       Three Months Ended  Nine Months Ended
                                          September 30,      September 30,
                                          -------------      --------------
                                          2001      2000      2001      2000
                                          ----      ----      ----      ----

Net income                              $ 3,648   $ 3,042   $ 9,634   $ 7,551
Net change in unrealized gain on
   securities available-for-sale, net     2,747     2,122     6,215     1,293
                                        -------   -------   -------   -------
Comprehensive income                    $ 6,395   $ 5,164   $15,849   $ 8,844
                                        =======   =======   =======   =======

8.       NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                                       September 30, 2001   December 31, 2000
                                                       ------------------  -----------------
                                                                (Dollars in thousands)
Non-accrual loans:
     Mortgage loans:
          Construction and land development                  $ 1,488           $ 4,167
          Single-family residential                            8,381             5,230
          Multi-family residential                                36                --
          Non-residential                                      2,014             1,330
     Other loans                                               1,087             1,122
                                                             -------           -------
          Total non-performing loans                          13,006            11,849
Other real estate owned                                          946             1,058
                                                             -------           -------
          Total non-performing assets                        $13,952           $12,907
                                                             =======           =======

          Non-performing assets to total assets                 0.86 %            0.75 %
          Non-performing loans to total loans                   1.39              1.13

The following table is a summary of changes in the allowance for losses on loans for the nine months ended September 30, 2001 and the year ended December 31, 2000:

                                                                  Nine Months Ended                 Year Ended
                                                                  September 30, 2001            December 31, 2000
                                                                  ------------------            -----------------
                                                                               (Dollars in thousands)

Balance at beginning of period                                          $ 7,187                       $ 5,973
Provision for loan losses                                                 1,150                         3,375
Charge-offs                                                                (833)                       (2,279)
Recoveries                                                                  120                           118
                                                                        -------                       -------
Balance at end of period                                                $ 7,624                       $ 7,187
                                                                        =======                       =======

Allowance for loan losses to total non-performing loans at end
   of period                                                              58.62 %                       60.65 %
Allowance for loan losses to total loans at end of period                  0.81                          0.68


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

CHANGES IN FINANCIAL CONDITION

At September 30, 2001 the Company's total assets amounted to $1.6 billion or approximately $93.6 million less than at December 31, 2000. Several major categories of earning assets and costing liabilities exhibited significant shifts as the Company continued implementing its strategy to increase its investment in commercial and multi-family real estate and commercial business loans while de-emphasizing its investment in single-family residential mortgage loans. While the Company is in the process of implementing its loan strategy, it has invested excess funds into cash and cash equivalents until such assets can be deployed into higher yielding commercial business, commercial, and multi-family real estate loans with risk and other characteristics deemed appropriate by the Company. In addition, during the quarter ended September 30, 2001, the Company completed the sale of its LaPorte County branches in Michigan City and LaPorte Indiana, repaid its reverse repurchase agreements and continued its stock repurchase program in order to further restructure the Company's balance sheet.

Cash and cash equivalents increased from $59.3 million at December 31, 2000 to $231.8 million at September 30, 2001 as a result of the combined effects of deposit inflows as well as repayments of mortgage-related securities and loans, partially offset by repayments of borrowed money, the funding of the Company's stock repurchase program and the sale of the branch offices in LaPorte County.

Investment securities (available-for-sale and held-to-maturity) decreased from an aggregate of $204.6 million at December 31, 2000 to $84.2 million at September 30, 2001. Mortgage-related securities (available-for-sale and held-to-maturity) decreased from an aggregate $358.5 million at December 31, 2000 to $302.5 million at September 30, 2001. The funds were mainly invested in cash and cash equivalents pending deployment into higher yielding assets in furtherance of the Company's business strategy.

Loans receivable decreased $88.6 million from $998.7 million at December 31, 2000 to $910.1 million at September 30, 2001 as the Company pursued implementation of its business strategy. Most of such reduction was accounted for by a $108.0 million decrease in single-family residential mortgages as borrowers refinanced their loans to take advantage of the lower rates currently available in the market. Partially offsetting such decline was a $16.4 million increase in commercial and multi-family mortgage loans as the Company emphasized on the origination of such loans.

Deposits increased from $934.0 million at December 31, 2000 to $951.0 million at September 30, 2001. The September 30, 2001 balance reflects the reduction of approximately $40.0 million of deposits sold with the LaPorte and Michigan City branches.

Borrowings decreased during the first nine months of 2001 from $548.1 million at December 31, 2000 to $462.8 million at September 30, 2001. The borrowed funds primarily consist of advances from the Federal Home Loan Banks ("FHLB") of Indianapolis and Chicago.

Stockholders' equity decreased during the first nine months of 2001 from $199.4 million at December 31, 2000 to $174.2 million at September 30, 2001. The decrease was a result of net income and the increase in accumulated other comprehensive income during the first nine months of 2001, being more than offset by the repurchase of 2,899,874 shares (at an average cost of $13.50 per share) of common stock as part of the Company's ongoing stock repurchase program.

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

                                                                   Three Months ended September 30,
                                              ----------------------------------------------------------------------------
                                                                   2001                                       2000
                                              ----------------------------------------------------------------------------
                                                         (Dollars in
                                                          thousands)
                                                 Average                   Average       Average                   Average
                                                 Balance     Interest   Yield/Cost       Balance     Interest   Yield/Cost
                                              ----------------------------------------------------------------------------

Interest-earning assets:
 Loans Receivable: (1)
     Real estate loans                        $  897,804      $16,988        7.57%    $  968,742      $18,647        7.70%
     Other loans                                  23,454          452        7.71         22,396          537        9.59
                                              -----------------------                 -----------------------
          Total loans                            921,258       17,440        7.57        991,138       19,184        7.74
      Securities (2)                             429,706        6,733        6.27        598,475       10,324        6.90
      Other interest-earning assets (3)          281,701        2,618        3.71         56,721          998        7.04
                                              -----------------------                 -----------------------
           Total interest-earning assets       1,632,665       26,791        6.56      1,646,334       30,506        7.41

Non-interest-earning assets                       84,975                                  69,934
                                              ----------                              ----------
      Total assets                            $1,717,640                              $1,716,268
                                              ==========                              ==========

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts              $152,275          789        2.07%    $  128,703          811        2.52%
     Passbook accounts                           204,468        1,038        2.03        214,395        1,638        3.06
     Certificates of deposit                     607,066        8,477        5.59        572,173        8,510        5.95
                                              -----------------------                 -----------------------
          Total deposits                         963,809       10,304        4.28        915,271       10,959        4.79

Total borrowings                                 493,814        7,389        5.99        535,113        8,007        5.99
                                              -----------------------                 -----------------------
Total interest-bearing liabilities             1,457,623       17,693        4.85      1,450,384       18,966        5.23

Non-interest bearing liabilities (4)              63,187                                  65,493
          Total liabilities                    1,520,810                               1,515,877
Stockholders' equity                             196,830                                 200,391
                                              ----------                              ----------
          Total liabilities and
             stockholders' equity             $1,717,640                              $1,716,268
                                              ==========                              ==========

Net interest-earning assets                     $175,042                                $195,950
                                              ==========                              ==========
Net interest income/interest rate spread                      $ 9,098        1.71%                    $11,540        2.18%
                                                              ===================                     ===================
Net interest margin                                                          2.23%                                   2.80%
                                                                       ==========                              ==========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                     112.01%                                 113.51%
                                                                       ==========                              ==========




(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2) Average balances of securities available-for-sale are based on historical costs.
(3) Includes money market accounts, Federal Funds sold and interest-earning bank deposits.
(4)      Consists primarily of demand deposit accounts.

                                                                       Nine Months Ended September 30,
                                                 ------------------------------------------------------------------------
                                                                     2001                                2000
                                                 ------------------------------------------------------------------------
                                                                            (Dollars in thousands)
                                                      Average                 Average     Average   Average      Average
                                                      Balance   Interest   Yield/Cost     Balance  Interest   Yield/Cost
                                                 ------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable: (1)
     Real estate loans                             $  935,294    $53,391        7.61%  $  935,656   $53,067        7.56%
     Other loans                                       21,393      1,315        8.20       21,045     1,477        9.36
                                                   ---------------------               --------------------
          Total loans                                 956,687     54,706        7.62      956,701    54,544        7.60
Securities (2)                                        487,596     24,205        6.62      598,230    31,154        6.94
  Other interest-earning assets (3)                   182,585      5,919        4.32       61,477     3,016        6.54
                                                   ---------------------               --------------------
     Total interest-earning assets                  1,626,868     84,830        6.95    1,616,408    88,714        7.32

Non-interest earning assets                            83,577                              66,946
                                                   ----------                          ------------
   Total assets                                    $1,710,445                          $1,683,354
                                                   ==========                          ============

Interest-bearing liabilities (4)
  Deposits:
     NOW and money market accounts                 $  142,543      2,477        2.32%  $  127,691     2,406        2.51%
     Passbook accounts                                204,693      3,716        2.42      216,348     4,933        3.04
     Certificates of deposit                          595,286     25,968        5.82      575,105    24,850        5.76
                                                   ---------------------               --------------------
          Total deposits                              942,522     32,161        4.55      919,144    32,189        4.67
                                                   ---------------------               --------------------

Total borrowings                                      505,376     22,488        5.93      497,634    21,698        5.81
                                                 ------------------------              --------------------
Total interest-bearing liabilities                  1,447,898     54,649        5.03    1,416,778    53,887        5.07

Non-interest bearing liabilities                       63,770                              65,005
          Total liabilities                         1,511,668                           1,481,783
Stockholders' equity                                  198,777                             201,571
                                                 -------------                         ----------
          Total liabilities and stockholders'
            equity                                 $1,710,445                          $1,683,354
                                                   ==========                          ==========

Net interest-earning assets                        $  178,970                          $  199,630
                                                   ==========                          ==========
Net interest income/interest rate spread                         $30,181        1.92%               $34,827        2.25%
                                                                 ===================                ===================
Net interest margin                                                             2.47%                              2.87%
                                                                         ===========                        ===========
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                        112.36%                            114.09%
                                                                         ===========                        ===========




(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2) Average balances of securities available-for-sale are based on historical costs.
(3) Includes money market accounts, Federal Funds sold and interest-earning bank deposits.
(4)      Consists primarily of demand deposit accounts.

RATE/VOLUME ANALYSIS
The following tables set forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income and expense attributable to changes in volume (changes in volume multiplied by prior rate); (ii) effects on interest income and expense attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).


                                                      Three Months Ended September 30,
                                                           2001 compared to 2000
                                                         Increase (decrease) due to
                                   -----------------------------------------------------------------------
                                                                                                 Total Net
                                                                                                 Increase/
                                                 Rate            Volume      Rate/Volume        (Decrease)
                                                 ----            ------      -----------        ----------
                                                            (Dollars in thousands)
Interest-earning assets:
  Loans receivable:
  Mortgage loans                               ($317)          ($1,365)           $   23          ($1,659)
  Other loans                                   (105)               25                (5)             (85)
                                     ----------------------------------------------------------------------
          Total loans receivable                (422)           (1,340)               18           (1,744)

Securities                                      (947)           (2,911)              267           (3,591)
Other interest-earning assets                   (472)            3,958            (1,873)           1,613
                                     --------------------------------------------------------------------

Total net change in income on
  interest-earning assets                     (1,841)             (293)           (1,588)          (3,722)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets                      (144)              149               (27)             (22)
     Passbook accounts                          (550)              (76)               26             (600)
     Certificates of deposit                    (520)              519               (32)             (33)
                                     --------------------------------------------------------------------
          Total deposits                      (1,214)              592               (33)            (655)

   Borrowings                                     --              (618)               --             (618)
                                     --------------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities                (1,214)              (26)             (33)           (1,273)

Net change in net interest income              ($627)            ($267)          ($1,555)         ($2,449)
                                     ====================================================================

                                                  Nine Months Ended September 30,
                                                      2001 compared to 2000
                                                     Increase (decrease) due to
                                   ---------------------------------------------------------------
                                                                                        Total Net
                                                                                        Increase/
                                               Rate          Volume     Rate/Volume      (Decrease)
                                               ----          ------     -----------      ----------
                                                         (Dollars in thousands)
Interest-earning assets:
  Loans receivable:
  Mortgage loans                               $344           ($20)             --           $  324
  Other loans                                  (184)            25              (3)            (162)
                                     --------------------------------------------------------------
          Total loans receivable                160              5              (3)             162

   Securities                                (1,457)        (5,761)            269           (6,949)
Other interest-earning assets                (1,025)         5,941          (2,020)           2,896
                                     --------------------------------------------------------------

Total net change in income on
  interest-earning assets                    (2,322)           185         ( 1,754)          (3,891)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets                     (187)           280             (22)              71
     Passbook accounts                       (1,005)          (266)             54           (1,217)
     Certificates of deposit                    238            872               8            1,118
                                     --------------------------------------------------------------
          Total deposits                       (954)           886              40              (28)

   Borrowings                                   445            338               7              790
                                     --------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities                 (509)         1,224              47              762

Net change in net interest income           ($1,813)       ($1,039)        ($1,801)         ($4,653)
                                     ==============================================================



RESULTS OF OPERATIONS

The Company reported net income of $3.6 million and $9.6 million for the three and nine months ended September 30, 2001, respectively, as compared to $3.0 million and $7.6 million during the same periods in 2000.

Interest income decreased by $3.7 million or 12.2 percent to $26.8 million for the three months ended September 30, 2001 compared to $30.5 million for the third quarter of 2000. For the nine month period ended September 30, 2001 interest income was $84.8 million compared to $88.7 million for the same period in 2000, a $3.9 million or 4.4 percent decrease. For the three months ended September 30, 2001 compared to the three months ended September 30, 2000 the decrease in interest income was the result of decreases in average yields earned on loans and securities as well as a decline in the average balances of loans receivable and securities partially offset by the increased average balance of other interest-earning assets. The changes in average balances were accompanied by reductions in average yields in all categories during the third quarter of 2001. The decline in interest income when comparing the nine months ended September 30, 2001 to the nine months ended September 30, 2000, was as well the result primarily of declines in the average yields earned on all interest-earning assets other than real estate loans combined with a decline in the average balance of securities.

Interest expense decreased from $19.0 million for the three months ended September 30, 2000 to $17.7 million for the three months ended September 30, 2001, a $1.3 million or 6.7 percent decrease. For the nine month period ended September 30, 2001 interest expense was $54.6 million compared to $53.9 million for the same period in 2000, a $762,000 or 1.4 percent increase. The decrease in interest expense during the three month period ended September 30, 2001 compared to the similar period in 2000 was due primarily to declines in the average rates paid on deposits offset partially by an increase in the average balance of deposits. The increase in the nine month period ended September 30, 2001 compared to the nine month period ended September 30, 2000 was the result of increases in the average balances of deposits and borrowings as well as an increase in the average rate paid on borrowings being partially offset by a decline in the average rate paid on deposits.

The Company's provisions for loan losses for the three months ended September 30, 2001 and 2000 were $250,000 and $375,000, respectively, while the provisions for the nine months ended September 30, 2001 and 2000 were $1.2 million and $2.9 million, respectively. In light of the Company's emphasis on increasing its involvement in commercial real estate and business lending, and the inherent increased risks attendant with such lending, the Company has in recent periods substantially increased its allowance. However, the rate of growth of the Company's allowance slowed in the 2001 periods in light of the slowing growth of its loan portfolio, as its emphasis has shifted to commercial lending from residential lending, with the current economic climate rendering it more difficult to obtain commercial real estate and business loans that meet the Company's underwriting criteria. The Company's provisions for the 2000 periods were substantially higher than for the three and nine months ended September 30, 2001 due to the establishment of a $2.0 million provision in the first quarter of 2000 to reflect the potential loss on an office building loan obtained in the Company's 1998 merger with SuburbFed Financial Corp. The allowance for loan losses as a percentage of net loans receivable was 0.81 percent and 0.68 percent at September 30, 2001 and December 31, 2000, respectively.

The Company's non-interest income experienced substantial increases in the 2001 period, increasing to $4.0 million and $8.3 million for the three and nine months ended September 30, 2001, respectively, compared to $1.6 million and $4.4 million for the same periods in 2000. Non-interest income for the three months and the nine months ended September 30, 2001 was higher than the same periods in 2000 due to increases in insurance commissions, income from BOLI, and other income. In addition, a gain of $2.0 million was recorded in September 2001 related to the sale of the Bank's LaPorte County branches in LaPorte and Michigan City. Increased insurance commissions resulted mainly from the additional commissions earned from business written by an insurance agency acquired in June 2001. Increases in non-interest income from BOLI are reflective of the fact that the original purchase of BOLI was made in September 2000 and income from the investment of the funds used to purchase BOLI was recorded as interest income. Other income reflects increases from the process improvement program the Company recently completed. The increases in non-interest income were partially offset by the declines in loan fees due to the lower volume of originations in 2001 compared to 2000 and declines in investment commissions due to general conditions affecting the equity markets.

Non-interest expense was $7.5 million for the three months ended September 30, 2001 compared to $7.7 million for the three months ended September 30, 2000. Non-interest expense was $23.3 million for the first nine months of 2001 compared to $23.7 million for the same period in 2000. In both the three months and nine months ended September 30, 2001, reductions in compensation resulting from the recently completed process improvement program were partially offset by increases in data processing and occupancy expenses as well as consulting expenses for the process improvement program.

Income tax expense for the three months ended September 30, 2001 was $1.6 million or 30.9 percent of income before income taxes compared to $2.0 million or 39.5 percent of income before income taxes for the three months ended September 30, 2000. For the nine months ended September 30, 2001 income tax expense was $4.4 million or 31.2 percent of income before income taxes. This compares to $5.0 million or 40.0 percent for the similar period in 2000. The decline in the Company's effective tax rate is due to the implementation of various tax reduction strategies in fiscal 2001.

LIQUIDITY AND COMMITMENTS

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, borrowings, prepayments and maturities of outstanding loans and mortgage-related securities, maturities of investment securities and other short-term investments and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates and economic conditions.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, to pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain portfolios of mortgage-related securities and investment securities. At September 30, 2001 the total approved investment and loan origination commitments outstanding amounted to $45.6 million. At the same date, the unadvanced portion of construction loans amounted to $19.7 million. Investment securities scheduled to mature in one year or less at September 30, 2001 totaled $33.9 million.

Based on historical experience, management believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

CAPITAL

At September 30, 2001 the regulatory capital of Citizens Financial Services, FSB, the Company's wholly owned subsidiary ("Bank"), was significantly in excess of regulatory limits set by the Office of Thrift Supervision ("OTS"). The current requirements and the Bank's actual levels are set forth below (dollars in thousands):

                                 Required Capital                  Actual Capital                   Excess Capital
                               --------------------             --------------------             --------------------
                               Amount       Percent             Amount       Percent             Amount       Percent
                               ------       -------             ------       -------             ------       -------
Tangible capital              $23,843          1.50 %         $136,120          8.56 %         $112,277          7.06 %

Core capital                   63,581          4.00            136,120          8.56             72,539          4.56

Risk-based capital             72,756          8.00            143,744         15.81             70,988          7.81


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

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number   Description
-------  -----------

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

CFS BANCORP, INC.

Date:  November 14, 2001          By:    /s/ Thomas F. Prisby
                                  ----------------------------------------------
                                  Thomas F. Prisby, Chairman and
                                  Chief Executive Officer

Date:  November 14, 2001          By:    /s/ John T. Stephens
                                  ----------------------------------------------
                                  John T. Stephens, Executive Vice President and
                                    Chief Financial Officer