Form 10-K405
period 2001-12-31
CFS BANCORP INC
filed 2002-04-01
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 2001

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-24611

                                CFS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                               33-2042093
 --------------------------------                ---------------------
   (State or other jurisdiction                     (I.R.S. Employer
 of incorporation or organization)               Identification Number)


           707 Ridge Road
          Munster, Indiana                               46321
 --------------------------------                ---------------------
        (Address of Principal                          (Zip Code)
          Executive Offices)


       Registrant's telephone number, including area code: (219) 836-9990

           Securities registered pursuant to Section 12(b) of the Act:
                                 Not Applicable
           Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock (par value $0.01 per share)
--------------------------------------------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

    (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of March 8, 2002, the aggregate value of the 12,168,853 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,296,793 shares held by all directors and executive officers of the Registrant as a group, was approximately $164.0 million. This figure is based on the last known trade price of $13.48 per share of the Registrant's Common Stock on March 8, 2002.

Number of shares of Common Stock outstanding as of March 8, 2002: 13,465,646

                       DOCUMENTS INCORPORATED BY REFERENCE

    List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2001 (the "2001 Annual Report") are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 30, 2002 are incorporated into Part III.

    When used in this Annual Report on Form 10-K or future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Litigation Reform Act of 1995.

    The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company's lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. Such forward-looking statements are not guarantees of future performance. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I.

ITEM 1. BUSINESS

GENERAL

    CFS Bancorp, Inc. (the "Company") was organized in March 1998 at the direction of the Board of Directors of Citizens Financial Services, FSB (the "Bank" or "Citizens Financial") for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the "Conversion"). (Unless the context otherwise requires, reference to the Company includes the Bank and the Bank's subsidiaries). In connection with the Conversion, the Office of Thrift Supervision (the "OTS") approved the Company's application to become a savings and loan holding company. The Company now conducts business as a registered unitary savings and loan holding company and is subject to oversight and examination by the OTS. See "Regulation - Regulation of Savings and Loan Holding Companies."

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

    The Company's assets consist of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the sale of Company shares in the

Company's July 1998 initial public offering (which was undertaken in conjunction with the Conversion) (the "Offering") retained by the Company, and the Company's loan to the Bank for the employee stock ownership plan (the "ESOP"). The Company has no significant liabilities. The management of the Company and the Bank are substantially identical, and the Company neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition the Company utilizes the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Company expands or changes its business in the future.

    Management believes that the holding company structure provides the Company and the Bank with additional flexibility to diversify its business activities through existing or newly-formed subsidiaries, or through acquisitions of other entities, including potentially other financial institutions and financial services related companies. Such expansion is subject to regulatory limitations and the Company's financial position. The activities of the Company have been funded by the portion of the net proceeds of the Offering which was retained by the Company and earnings thereon, as well as dividends from the Bank.

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

    Citizens Financial is a federally-chartered stock savings bank that was originally organized in 1934. The Bank conducts its business from its executive offices and an insurance and investment center, both in Munster, Indiana, as well as 22 banking centers located in Lake and Porter Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois. At December 31, 2001, the Company had $1.6 billion in total assets, $946.0 million in deposits, $462.7 million in borrowed funds and $171.3 million of stockholders' equity. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities. During 1998 the Bank began leveraging its capital base, using borrowings to provide additional funds to support its lending and investing activities. Historically, the Bank's primary lending emphasis was on loans secured by the first liens on single-family (one-to four-units) residential properties located in northwest Indiana and southeastern Cook County, Illinois. However, the Bank decided not to participate aggressively in the substantial refinancing of home loans that occurred nationally in 2001 due to record low interest rates. Instead the Banks' strategy was to accumulate liquidity in order to take advantage of loans and other investments that would become available as the economy improved and interest rates rose to expected higher levels.

    The Bank also originated construction and land development loans, multi-family residential real estate loans, commercial real estate loans, home equity loans and other loans. Since 1998, the Bank has shifted its lending emphasis, increasing its involvement in construction and land development loans and commercial and multi-family real estate loans while concurrently reducing its originations of single-family residential loans.

MARKET AREA AND COMPETITION

    Citizens Financial operates out of its headquarters in Munster, Indiana, which is located in Lake County in northwest Indiana. Citizens Financial also maintains an insurance and investment center in Munster and 22 banking centers in Lake and Porter Counties in northwest Indiana and in Cook, DuPage and Will Counties in Illinois. The areas served by Citizens Financial are part of the Chicago Metropolitan Statistical Area.

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

LENDING ACTIVITIES

    GENERAL. At December 31, 2001, the Company's net loans amounted to $883.4 million or 55.1% of the Company's total assets at such date. In addition to loans secured by single-family residential real estate, the Bank's mortgage loan portfolio at December 31, 2001 includes loans secured by multi-family (over four units) residential properties, which amounted to $51.6 million or 5.6% of the total loan portfolio, construction and land development loans, which totaled $119.8 million or 13.1% of the total loan portfolio, loans secured by commercial real estate, which amounted to $142.7 million or 15.6% of the loan portfolio, and home equity loans, which totaled $41.4 million or 4.5% of the total loan portfolio. In addition to mortgage loans, the Bank originates various other loans which, at December 31, 2001, amounted to $26.1 million, or 2.8% of the loan portfolio. Included in this total were $24.0 million of commercial loans and $2.1 million of consumer loans.

    The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                                   December 31,
                                   ----------------------------------------------------------------------------
                                             2001                     2000                    1999
                                   ----------------------------------------------------------------------------
                                                Percent of               Percent of              Percent of
                                      Amount       Total       Amount      Total      Amount        Total
                                   ----------------------------------------------------------------------------
                                                              (Dollars in Thousands)
Mortgage loans:
  Single-family residential          $ 535,197     58.38%   $ 700,790     66.62%   $ 669,280       69.46 %
  Multi-family residential              51,635      5.63       41,903      3.98       33,840        3.51
  Commercial real estate               142,663     15.56      124,477     11.83       93,320        9.68
  Construction and land
     development:
        Single-family residential       17,208      1.88       29,889      2.84       39,045        4.05
        Multi-family residential        26,443      2.88       43,689      4.16       36,843        3.82
        Commercial and land
            development                 76,168      8.31       70,486      6.70       57,417        5.96

    Home equity                         41,416      4.52       20,534      1.95       16,001        1.66
                                     --------------------------------------------------------------------------
    Total mortgage loans               890,730     97.16    1,031,768     98.08      945,746       98.14
Other loans:
     Commercial                         23,996      2.62       17,503      1.66       13,646        1.42
     Consumer                            2,066       .22        2,727       .26        4,215         .44
                                     --------------------------------------------------------------------------
       Total loans receivable          916,792    100.00%   1,051,998    100.00%     963,607      100.00%
                                                  ======                 ======                   ======
Less:
   Undisbursed portion of loan
        proceeds                        24,454                 45,022                 73,086
   Allowance for losses on loans         7,662                  7,187                  5,973
   Net deferred yield adjustments        1,324                  1,062                  1,872
                                     ---------              ---------              ---------
Loans receivable, net                $ 883,352              $ 998,727              $ 882,676
                                     =========              =========              =========



                                  ------------------------------------------------------
                                             1998                      1997
                                  ------------------------------------------------------
                                                Percent of               Percent of
                                       Amount      Total        Amount      Total
                                       ------      -----        ------      -----
Mortgage loans:
  Single-family residential           $596,199    80.08%       $493,133     80.78%
  Multi-family residential              21,050     2.83          29,660      4.86
  Commercial real estate                38,999     5.24          18,093      2.96
  Construction and land
     development:
        Single-family residential       31,516     4.23          27,744      4.55
        Multi-family residential            --       --           1,538      0.25
        Commercial and land
            development                 19,645     2.64          11,042      1.81

    Home equity                         19,589     2.63          21,330      3.49
                                  ------------------------------------------------------
    Total mortgage loans               726,998    97.65         602,540     98.70
Other loans:
     Commercial                         11,072     1.49             857       .14
     Consumer                            6,431      .86           7,099      1.16
                                  ------------------------------------------------------
       Total loans receivable          744,501   100.00%        610,496    100.00
                                                 ======                    ======
Less:
   Undisbursed portion of loan
        proceeds                        13,068                   11,219
   Allowance for losses on loans         5,357                    3,825
   Net deferred yield adjustments           (5)                    (114)
                                      --------                 --------
Loans receivable, net                 $726,081                 $595,566
                                      ========                 ========

    CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Bank's loans at December 31, 2001, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less.

                                    Principal Repayments Contractually Due
                                         In Year(s) Ended December 31,
                              --------------------------------------------------
                                 Total at
                              December 31,
                                  2001        2002   2003-2006  Thereafter
                              --------------------------------------------------
                                              (In Thousands)

Mortgage loans:

   Single-family residential   $535,197   $  2,256   $ 13,351   $519,590

   Multi-family residential      51,635        484     21,980     29,171

   Commercial real estate       142,663      5,814     37,277     99,572

   Construction and land
       development              119,819     51,476     30,975     37,368

   Home equity                   41,416      2,334     22,964     16,118
Other loans:
   Commercial                    23,996     16,188      5,546      2,262
   Consumer                       2,066        753      1,278         35
                              --------------------------------------------------
       Total (1)               $916,792   $ 79,305   $133,371   $704,116
                              ==================================================

(1) Of the $837.5 million of loan principal repayments contractually due after December 31, 2002, $298.2 million have fixed rates of interest and $539.3 million have adjustable rates of interest.


    Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current market rates of interest for mortgage loans are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current market rates as borrowers refinanced adjustable-rate and fixed-rate loans at lower rates. Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

    ACTIVITY IN LOANS. The following table shows the activity in the Bank's loans during the periods indicated.


                                                            Year Ended December 31,
                                                 -----------------------------------------
                                                      2001           2000          1999
                                                 -----------------------------------------
                                                                  (In Thousands)

Total loans held at beginning of period          $ 1,051,998    $   963,607    $   744,501
Originations of loans:
   Mortgage loans:
      Single-family residential                       23,541         85,871        164,302
      Multi-family residential                         2,477          6,165         13,910
      Commercial real estate                          23,191         31,035         52,596
      Construction and land development:
         Single-family residential                    12,893         37,832         47,197
         Multi-family residential                      6,629         15,166         37,874
         Commercial and land development              43,482         38,465         57,788
      Home equity                                     30,689         19,078         13,163
   Other loans:
      Commercial                                      14,831         17,883         21,009
      Consumer                                         1,328            825          3,715
                                                 -----------------------------------------
      Total originations                             159,061        252,320        411,554
                                                 -----------------------------------------
Purchases of participating interests in loans:
      Single-family residential                       12,920             13             24
      Commercial real estate                           1,108             --             --
      Commercial                                      15,000             --             --
                                                 -----------------------------------------
         Total purchases                              29,028             13             24
                                                 -----------------------------------------
      Total originations and purchases               188,089        252,333        411,578
                                                 -----------------------------------------
Single-family residential loans sold                  (5,873)        (1,335)        (8,628)
Transfers to real estate owned                        (1,875)        (1,721)        (1,112)
Charge-offs                                             (855)        (2,279)          (171)
Repayments                                          (314,692)      (158,607)      (182,561)
                                                 -----------------------------------------
Net activity in loans                               (135,206)        88,391        219,106
                                                 -----------------------------------------
Gross loans held at end of period                $   916,792    $ 1,051,998    $   963,607
                                                 =========================================


    The lending activities of Citizens Financial are subject to the credit policy established by the Bank's Board of Directors and management. Applications for mortgage and consumer loans are taken at all of the Bank's branch offices, while commercial loan officers take loan applications at the customers' offices. In addition, the Bank's business development officers call on individuals and businesses in the Bank's market area in order to solicit new loan originations as well as other banking relationships. All loan applications are forwarded to the Bank's credit administration offices for underwriting and approval. The Bank requires that a property appraisal be obtained in connection with new mortgage loans. Citizens Financial requires that title insurance and hazard insurance be maintained on all security properties (except for home equity loans) and that adequate flood insurance be maintained if the property is within a designated flood plain.

    Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Asset/Liability Management Committee of Citizens Financial meets weekly and reviews all loans. The full Board of Directors of Citizens Financial is provided with a monthly report of all loans made in the period.

    A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $20.5 million in the case of the Bank at December 31, 2001), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Generally, Citizens Financial's aggregate loans to one borrower and related entities have been well below the regulatory limits. As of December 31, 2001, Citizens Financial's two largest relationships with one borrower and related entities amounted to $21.5 million and $19.1 million, and all of the Bank's loans included in such relationships were performing in accordance with their terms. Both relationships were originated when the Bank's loans to one borrower limitation was greater than the current level of $20.5 million. The Bank currently has a policy of limiting any one loan or multiple loans to the same borrower to 75% of the legal limit.

    SINGLE-FAMILY RESIDENTIAL AND HOME EQUITY LOANS. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in northwest Indiana and DuPage, Will and Cook County, Illinois. Historically, the Bank retained virtually all mortgage loans which it originated and did not engage in sales of residential mortgage loans. Beginning July 1, 1999, the Bank instituted a new policy and began selling its newly originated fixed-rate loans; such sales amounted to $5.9 million in 2001 and included the release of servicing. As of December 31, 2001, $535.2 million, or 58.4%, of the Bank's total loans consisted of single-family residential mortgage loans. Citizens Financial originated $23.5 million, $85.9 million and $164.3 million of single-family residential mortgage loans in 2001, 2000 and 1999, respectively. Although the Bank will continue to originate single-family residential mortgage loans, it anticipates construction and land development, commercial and commercial real estate and multi-family real estate loans will continue to increase as a percentage of total new loan originations as the Bank continues to implement its strategic plan.

    Citizens Financial's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities of 10, 15 or 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are generally originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies ("GSE's"), such as the

Federal Home Loan Mortgage Corporation ("Freddie Mac"), and other investors in the secondary market for mortgages. At December 31, 2001, $153.0 million, or 28.6%, of the Bank's single-family residential mortgage loans were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

    The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which are fixed for the initial three or five years and are thereafter adjusted on an annual basis in accordance with a designated index such as one-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date, and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 6% above the initial rate. From time to time, based on prevailing market conditions, the Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the full indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2001, $382.2 million or 71.4% of the Bank's single-family residential mortgage loans were adjustable-rate loans.

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

    The volume and types of ARMs originated by Citizens Financial are affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. Accordingly, although the Bank anticipates that it will continue to offer single-family ARMs, the increased emphasis over the past few years on originating more construction and land development and commercial and multi-family real estate loans has reduced the proportion that single-family residential loans bear to total loans.

    The Bank's single-family residential mortgage loans generally do not exceed amounts limited to the maximum amounts contained in GSE guidelines. In addition, the maximum loan-to-value ("LTV") ratio for the Bank's single-family residential mortgage loans generally is 95% of the appraised value of the security property, provided, however, that private mortgage insurance generally is obtained on the portion of the principal amount that exceeds 80% of the appraised value.

    At December 31, 2001, Citizens Financial's home equity loans amounted to $41.4 million, or 4.5%, of the Bank's total loans. The preponderance of the Bank's home equity loans are structured as fixed-rate, fixed-term loans, although the Bank also offers floating rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure its home equity loans. At December 31, 2001 the Bank was in a first mortgage position on a majority of the properties securing these loans. The Bank's home equity loans generally require LTV ratios of 80% or less after taking into consideration any first mortgage loan. The Bank originated $30.7 million, $19.1 million and $13.2 million of home equity loans in 2001, 2000 and 1999, respectively.

    MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. After the completion of the Conversion in July 1998, the Company increased its emphasis on the origination of commercial real estate loans, multi-family residential loans and construction and land development loans. In order to implement the Bank's strategy, the Bank has significantly increased the number of employees dedicated to multi-family residential and commercial real estate lending. Such loans often have interest rates that are adjustable or float based on the prime rate and generally have shorter terms to maturity and higher yields than the Bank's single-family residential mortgage loans. At December 31, 2001, Citizens Financial's multi-family residential mortgage loans and commercial real estate loans amounted to $51.6 million and $142.7 million, or 5.6% and 15.6%, respectively, of the Bank's total loan portfolio, as compared to $21.6 million and $39.0 million, or 2.8% and 5.2%, respectively, of the Bank's total loan portfolio at December 31, 1998.

    The Bank's multi-family residential real estate loans are concentrated in northwest Indiana and DuPage, Will and Cook Counties, Illinois. The Bank originated $2.5 million of multi-family residential real estate loans in 2001 compared to $6.2 million and $13.9 million in 2000 and 1999, respectively.

    The Bank's commercial real estate loans generally are secured by hotels, medical office facilities, churches, small office buildings, strip shopping centers and other commercial uses primarily located in the Bank's market area. The Bank's commercial real estate loans usually are less than $5.0 million and, as of December 31, 2001, the average size of the Bank's commercial real estate loans was approximately $660,000. The Bank originated $23.2 million of commercial real estate loans during the year ended December 31, 2001 compared to $31.0 million and $52.6 million, respectively, of commercial real estate loan originations in 2000 and 1999. As of December 31, 2001, the Bank's five largest commercial real estate and multi-family residential loan relationships were $21.5 million, $17.8 million, $12.9 million, $9.2 million and $9.1 million, all of which were performing in accordance with their terms.

    The Bank's multi-family residential and commercial real estate loans generally are five-year, fixed-rate loans with an amortization period of up to 25 years and loan to value ratios of not more than 80%. Citizens Financial also originates adjustable-rate multi-family residential and commercial real estate loans. Generally, fees of between .5% and 1.0% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. The Bank generally obtains personal guarantees of the borrower's principals as additional security for any commercial real estate and multi-family residential loans.

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

    As of December 31, 2001, multi-family residential real estate loans totaling $36,000 were considered non-performing loans while $1.8 million, or 1.3% of its commercial real estate loans were considered non-performing.

    CONSTRUCTION AND LAND DEVELOPMENT LOANS. As previously indicated, the Bank increased its emphasis on construction and land development loans in the second half of 1998. Historically, in the several years prior to the Bank's Conversion, the Bank had concentrated its construction lending efforts primarily on residential construction loans to local real estate builders, generally with whom it had an established relationship. The Bank also originated such loans to individuals for the construction of their residences. Commencing in the second half of 1998, the Bank expanded its efforts to originate construction loans for commercial real estate and multi-family residential properties. At December 31, 2001 the average size of construction loans for commercial real estate and multi-family residential properties was approximately $4.3 million. At December 31, 2001, construction and land development loans amounted to $119.8 million or 13.1% of the Bank's loan portfolio (including $24.5 million of loans in process). Of the Bank's construction and land development loans at December 31, 2001, $17.2 million were construction/permanent, single-family residential loans which loans, by their terms, convert to permanent mortgage loans upon the completion of construction. The Bank originated $63.0 million of construction and land development loans during 2001, compared to $91.5 million and $142.9 million of construction and land development loans in 2000 and 1999, respectively. This decrease resulted from a steady decline in loan approvals as the economy weakened and the Bank's credit standards were tightened. Of the $63.0 million of construction and land development loans originated in 2001, an aggregate of $50.1 million was for commercial real estate and multi-family residential construction loans. Of the Bank's commercial real estate and multi-family residential mortgage loans at December 31, 2001, $61.9 million were construction/permanent loans.

    Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an independent appraiser approved by the Board of Directors. The Bank's staff, or a third-party contractor retained by Citizens Financial, also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion.

    The Bank originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. Such loans are secured by a lien on the property, are generally limited to 75% of the appraised value of the secured property and are typically made for a period of up to two years. The Bank requires monthly interest payments during the term of the loan. The principal of the loan is reduced as lots are sold and released. All of the Bank's land loans are secured by property located in its primary market area. In addition, the Bank generally obtains personal guarantees from the borrowers' principals.

    The Bank's loan underwriting and processing procedures require that construction and development loans be reviewed by independent architects and engineers for verification of costs. Disbursements during the construction phase are based on regular on-site inspections and approved certifications. In the case of construction loans on commercial projects where the Bank provides the permanent financing, the Bank usually requires firm lease commitments on some portion of the property under construction from qualified tenants for all leases. In addition, the Bank limits both its residential and commercial construction lending to northwest Indiana and the Chicago-land area. The Bank's five largest construction and land development relationships were $17.2 million, $8.7 million, $6.2 million, $5.8 million and $4.3 million, all of which were performing in accordance with their terms.

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

    In evaluating any new originations of construction and development loans, the Bank generally considers evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To reduce the risk inherent in such lending, on certain occasions the Bank also requires performance bonds in the amount of the construction contract, and it often obtains personal guarantees from the principals of the borrower.

    As of December 31, 2001, $1.4 million, or 1.1% of Citizens Financial's construction and land development loans, were considered non-performing.

    OTHER LOANS. Citizens Financial's other loans consist primarily of commercial loans, consumer loans and loans secured by deposit accounts. Included in the category of commercial loans are loans secured by business assets other than real estate, unsecured loans, and secured and unsecured operating lines of credit. As of December 31, 2001, Citizens Financial's other loans amounted to $26.1 million compared to $20.2 million and $17.9 million at December 31, 2000 and 1999, respectively. The Bank is not actively marketing its other loans and offers them primarily as a service to its existing customers.

ASSET QUALITY

    GENERAL. All of the Bank's assets are subject to review under its classification system. Loans are periodically reviewed, and the classifications are reviewed by the Asset/Liability Management Committee of the Board of Directors on at least a quarterly basis. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made 30 days after a payment is due. In most cases, deficiencies are cured promptly. If a delinquency continues, late charges are assessed and additional efforts are made to collect the past due payments. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

    Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more.

    Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Foreclosed assets are held for sale and such assets are carried at the lower of fair value minus estimated costs to sell the property, or cost (generally the balance of the loan on the property at the date of acquisition with any resulting losses being charged to the allowance for losses on loans). After the date of acquisition, all costs incurred in maintaining the property are expensed, and costs incurred for the improvement or development of such property are capitalized up to the extent of their net realizable value.

    DELINQUENT LOANS. The following table sets forth information concerning delinquent loans, at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans.


                                            At December 31,
                         -------------------------------------------------------
                                2001               2000             1999
                         -------------------------------------------------------
                          60-89 Days          60-89 Days         60-89 Days
                           Delinquent         Delinquent        Delinquent
                         -------------------------------------------------------
                                  Percent of        Percent of        Percent of
                                     Loan              Loan             Loan
                          Amount   Category  Amount  Category  Amount Category
                         -------------------------------------------------------
                                            (Dollars in Thousands)
Residential:

   Single-family         $ 3,593   0.68%  $ 4,905   0.70%  $ 5,108   0.77%

   Multi-family            1,945   3.77        30   0.07        43   0.13

Commercial real estate     4,842   3.40       163   0.13        45   0.05

Construction and land

   development               846   0.71       275   0.19       479   0.36

Home equity                  257   0.62       288   1.40        20   0.13

Other:

  Commercial                 396   1.65       892   5.10        --     --

  Consumer                    29   1.41        65   2.39       113   2.68
                         ------------------------------------------------
      Total              $11,908   1.30%  $ 6,618   0.63%  $ 5,808   0.61%
                         ================================================


    Included in the category of 60-89 days delinquent commercial real estate loans for 2001 are two loans which have not previously been in this category. One loan for $2.5 million is secured by an office building which has been slow to reach the occupancy level necessary to support the cash flow levels as originally projected. Another loan for $2.0 million is secured by a restaurant. The borrower closed the restaurant but has been making partial payments and is pursuing the sale of this property to another restaurant. Included in the 60-89 day delinquent category of multi-family residential real estate for 2001 is an apartment complex with an unpaid balance of $1.8 million. This apartment complex is currently the subject of sale negotiations. Management of the Bank has not established specific reverses for any of these loans as they currently believe these loans to be fully collectible.

    NON-PERFORMING AND UNDER-PERFORMING ASSETS. The following table sets forth information with respect to non-performing and certain under-performing assets identified by Citizens Financial, including non-accrual loans and other real estate owned. Citizens Financial had no accruing loans 90 days or more past due as to principal or interest at any of the below-referenced dates.

                                                                        At December 31,
                                            -------------------------------------------------------------------
                                                2001          2000          1999         1998         1997
                                            -------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Non-accrual loans:
Mortgage loans:
   Single-family residential                     $ 8,579       $ 5,230      $ 7,303       $5,137        $4,579
   Multi-family residential                           36             -          460          516           405
   Commercial real estate                          1,798         1,330        2,498        2,754           173
   Construction and land development               1,361         4,167        1,313          469           792
   Home equity                                       692           405          206            1            80
Other loans                                        1,408           717           52           76           118
                                            -------------------------------------------------------------------
   Total non-accruing loans                       13,874        11,849       11,832        8,953         6,147
   Other real estate owned, net                    1,128         1,058          609          435         1,295
                                            -------------------------------------------------------------------
   Total non-performing assets                    15,002        12,907       12,441        9,388         7,442
                                            -------------------------------------------------------------------
   Investment in real estate held for sale             -             -            -            -         1,071
Total non-performing assets and
    investment in real estate held for sale      $15,002       $12,907      $12,441       $9,388        $8,513
                                            ===================================================================
Performing troubled debt restructurings          $   417       $   586      $   668       $  916        $1,286
Non-performing assets to total assets               0.94%         0.75%        0.75%        0.64%         0.63%
Non-performing loans to total loans                 1.51          1.13         1.23         1.20          1.01
Total non-performing assets and troubled
    debt restructurings to total assets             0.94          0.75         0.75         0.64          0.74


    Included in single-family residential loans at December 31, 2001 are balances of $3.3 million more than were included at December 31, 2000. This increase is mainly attributed to a general slowdown in the economy. The Bank's historical experience with single-family residential real estate loans has been favorable, even in times of economic slowdown. As a result the Bank believes that any losses incurred with respect to these loans will be minimal.

    The interest income that would have been recorded during the year ended December 31, 2001, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods, was $879,491. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $486,480.

    CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which have some identified weaknesses but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 2001, Citizens Financial had an aggregate of $39.3 million of classified assets, 99.5% of which were classified substandard and .5% of which were classified as doubtful, compared to $14.9 million of classified assets as of December 31, 2000. The Bank hired an outside party to provide loan review procedures semi-annually on commercial loans and commercial real estate loans. One of the comments from this review pertained to the ongoing monitoring of commercial loans and commercial real estate loans. Additional personnel have been hired and/or reassigned to perform this monitoring function; however, until such monitoring and ongoing performance by the borrowers are at satisfactory levels, these loans will be classified as substandard or designated special mention as considered appropriate even though they are not delinquent.

    ALLOWANCE FOR LOSSES ON LOANS. The Bank's policy is to establish allowances for estimated losses on delinquent loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 2001, the Bank's allowance for losses on loans amounted to $7.7 million or 55.2% and 0.86% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision for losses on loans amounted to $1.2 million for the year ended December 31, 2001 and $3.4 million for 2000. While no assurance can be given that future charge-offs and/or additional provisions will not be necessary, management of the Company believes that, as of December 31, 2001, the allowance for losses on loans was adequate.

    A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances. The Office of Thrift Supervision, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our policy for establishing loan losses is consistent with the Office of Thrift Supervision's policy statement. In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." The guidance contained in the SAB was effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council ("FFIEC"), issued an interagency policy statement entitled "Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. There is no expected impact on earnings, financial condition, or stockholder's equity upon implementation of the SAB or FFIEC pronouncement.

    The following table sets forth the activity in the Bank's allowance for loan losses during the periods indicated.

                                                                Year Ended December 31,
                                               ------------------------------------------------------------
                                                    2001        2000         1999        1998        1997
                                               ------------------------------------------------------------
Allowance at beginning of period                 $7,187       $5,973       $5,357      $3,825      $2,426
                                               ------------------------------------------------------------
Provisions                                        1,150        3,375          675       1,630       1,840
   Charge-offs:
      Mortgage loans:
         Single-family residential                 (120)        (203)        (138)        (49)         (8)
         Multi-family residential                     -            -            -           -           -
         Commercial real estate                    (429)      (2,048)           -           -           -
         Construction and land development           (6)         (10)           -         (13)       (182)
     Other loans                                   (300)         (18)         (33)        (63)       (263)
                                               ------------------------------------------------------------
         Total charge-offs                         (855)      (2,279)        (171)       (125)       (453)
                                               ------------------------------------------------------------
Recoveries:
         Mortgage loans:
            Single-family residential               124           64           70          25           -
            Multi-family residential                  -            1            -           -           -
           Commercial real estate development        56            -            -           -           -

            Construction and land development         -           50            -           -           -
         Other loans                                  -            3           42           2          12
                                               ------------------------------------------------------------
          Total recoveries                          180          118          112          27          12
                                               ------------------------------------------------------------
         Net loans charged-off to allowance
             for losses on loans                   (675)      (2,161)         (59)        (98)       (441)
                                               ------------------------------------------------------------
         Allowance at end of period              $7,662       $7,187       $5,973      $5,357      $3,825
                                               ============================================================
Allowance for losses on loans to total
    non-performing loans at end of period         55.23%       60.65%       50.48%      59.84%      62.22%
                                               ============================================================
Allowance for losses on loans to total loans
   at end of period                                0.86%        0.71%        0.67%       0.74%       0.64%
                                               ============================================================
Net charge offs to average loans outstanding       0.07%        0.22%        0.01%       0.02%       0.08%
                                               ============================================================

    ALLOCATION OF THE ALLOWANCE FOR LOSSES ON LOANS. Management of the Bank determines the sufficiency of the allowance for losses on loans based upon its periodic assessment of the risk elements in its loan portfolio. Management of Citizens Financial utilizes analytical data as well as anticipated borrower performance in light of general economic conditions existing in the Bank's market area.

    The determination of the adequacy of the allowance at December 31, 2001 and 2000 specifically considered various factors, including the increase in the Bank's balance of outstanding loans, in commercial real estate, construction and land development.

    Citizens Financial will continue to monitor and modify its allowances for losses on loans as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurance will be given that the Bank's level of allowance for losses on loans will be sufficient to absorb future loan losses incurred by the Bank or that future adjustments to the allowance for losses on loans will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for losses on loans. In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

    Commencing in 1998, the Bank began to allocate the allowance for losses on loans by loan category. Various percentages are assigned to the loan categories based on management's analysis of their relative risks. At December 31, 2001, 2000, 1999 and 1998, the allowance for losses on loans was allocated as follows:


                                                                     December 31,
                         -----------------------------------------------------------------------------------------------------------
                                    2001                      2000                      1999                     1998
                         -----------------------------------------------------------------------------------------------------------
                                     Allowance as a             Allowance as a            Allowance as a             Allowance as a
                          Allowance    Percentage of Allowance  Percentage of  Allowance   Percentage of  Allowance   Percentage of
Category                  Allocation    Category    Allocation      Category  Allocation     Category     Allocation   Category)
                         -----------------------------------------------------------------------------------------------------------
                                                                    (In Thousands)
Residential real estate:
   Single-family owner
     occupied               $2,262         .40%       $2,845          .40%     $2,663           .40%        $3,052         .50%
   Single-family
     non-owner occupied        276         .80           298          .80         280           .80            229         .75
   Multi-family                716        1.00           773         1.00         409          1.00            203        1.00
Business/Commercial          3,067        1.75         2,393         1.75       1,003          1.75            884        1.75
Business/Commercial
   non-real estate             388        2.50           419         2.50         280          2.50            296        2.50
Developed Lots                  95        1.25            57         1.25          62          1.25            121        1.25
Land                           247        1.75           198         1.75         221          1.75             82        1.75
Consumer                        48        2.00            73         2.00          73          2.00            110        2.00
                         -----------------------------------------------------------------------------------------------------------
                             7,099                     7,056                    4,991                        4,977

Unallocated                    563                       131                      131                          380
                            ------                    ------                   ------                       ------
Total                       $7,662                    $7,187                   $5,973                        5,357
                            ======                    ======                   ======                        =====


INVESTMENT SECURITIES ACTIVITIES

    GENERAL. As of December 31, 2001, the Company had an aggregate of $47.2 million of investment securities or 3.0% of its total assets at such date. At such date, the unrealized loss on the Company's investment securities available for sale amounted to $248,000, net of deferred income taxes.

    The Company's investment securities consist primarily of callable agency securities, which amounted to $13.8 million, and commercial paper, which amounted to $19.3 million, at December 31, 2001. The Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with estimated average lives in excess of 10 years. In recent years, the Company has purchased substantial amounts of callable agency securities, which are U.S. Government agency debt obligations, generally having a contractual term to maturity of 10 years. These securities may be called for redemption at predetermined dates (generally every three months) throughout their terms. During 1998 and the first half of 1999 virtually all of the Company's callable agency securities were called within one year of purchase. As interest rates rose during the second half of 1999 these agency securities were not called. This trend continued into 2000, with no securities being called until late in the year, when rates again began to decline. The trend to lower interest rates continued throughout 2001 with the Federal Reserve Board reducing rates eleven times. As of December 31, 2001, the contractual weighted average lives of the Company's investment securities was 1.5 years.

    At December 31, 2001, $47.2 million of the Company's investment securities was classified as available for sale, and none were classified as held to maturity. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable deferred income taxes. Securities which are classified as held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

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

    The following table set forth information regarding the carrying and fair value of the Company's investment securities at the dates indicated.

                                                                            December 31,
                                               -----------------------------------------------------------------------
                                                       2001                  2000                     1999
                                               -----------------------------------------------------------------------
                                                Carrying      Fair      Carrying      Fair       Carrying     Fair
                                                  Value       Value       Value       Value        Value      Value
                                               -----------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Available for sale:
Callable agency securities, corporate bonds
    and commercial paper                         $33,148      $33,148     $20,056     $20,056      $19,588    $19,588
Trust preferred securities                         4,395        4,395       4,566       4,566        4,518      4,518
Equity securities                                  7,646        7,646       9,164       9,164        8,587      8,587
Asset-backed note                                  2,036        2,036          --          --           --         --
                                               -----------------------------------------------------------------------
                                                 $47,225      $47,225     $33,786     $33,786      $32,693    $32,693
                                               =======================================================================

Held to maturity:
  Callable agency securities and corporate            --           --    $170,784    $169,131     $176,737   $165,692
                                               -----------------------------------------------------------------------
                                                      --           --    $170,784    $169,131     $176,737   $165,692
                                               =======================================================================

    None of the investment securities held at any of the above dates had adjustable rates.

    The following table sets forth certain information regarding the maturities of the Company's callable agency securities, corporate bonds, commercial paper, trust preferred securities and asset- backed notes at December 31, 2001.

                                                              Contractually Maturing
                             -----------------------------------------------------------------------------------------
                                       Weighted              Weighted               Weighted               Weighted
                             Under 1   Average       1-5     Average        6-10    Average      Over 10   Average
                               Year      Yield      Years      Yield       Years      Yield       Years      Yield
                             --------- ----------- --------- ----------- ---------- ----------- ---------- -----------
                                                              (Dollars in Thousands)
                             -----------------------------------------------------------------------------------------
Callable agency securities   $      --         --%     $2,012       3.89%     $11,835       4.99%      $   --         --%
Corporate bonds                     --         --          50      10.00           --         --           --         --
Commercial paper                19,251       2.69          --         --           --         --           --         --
Trust preferred                     --         --          --         --           --         --        4,395       4.50
Asset-backed notes                  --         --       2,037       3.98           --         --           --         --


MORTGAGE-BACKED SECURITIES

    GENERAL. At December 31, 2001, the Company's mortgage-backed securities included $313.2 million of mortgage participation certificates, collateralized mortgage obligations ("CMOs") and securities which qualified as real estate mortgage investment conduits ("REMICs"). At December 31, 2001 the unrealized gain on the Company's mortgage-backed securities available for sale amounted to $2.7 million, net of deferred income taxes. At December 31, 2001, $276.2 million of the Company's mortgage-backed securities were classified as available for sale, and $37.0 million were held to maturity. Securities classified as available for sale are carried at fair value. Unrealized gains and losses on available for sale securities are recognized as direct increases or decreases in equity, net of applicable deferred income taxes. Securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

    The following table sets forth information regarding the carrying and fair value of the Company's mortgage-backed securities at the dates indicated.

                                                                            December 31,
                                               -----------------------------------------------------------------------
                                                       2001                  2000                     1999
                                               -----------------------------------------------------------------------
                                                Carrying      Fair      Carrying      Fair       Carrying     Fair
                                                  Value       Value       Value       Value       Value      Value
                                               -----------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Available for sale (at fair value):
  Participation certificates and collateralized
    mortgage obligations                        $ 33,225     $ 33,225    $ 54,460    $ 54,460     $ 59,001   $ 59,001
  REMICs                                         242,933      242,933     225,137     225,137      240,055    240,055
                                               -----------------------------------------------------------------------
                                                $276,158     $276,158    $279,597    $279,597     $299,056   $299,056
                                               =======================================================================

Held to maturity:
  Participation certificates and collateralized
    mortgage obligations                        $ 28,644     $ 29,234    $ 34,349    $ 34,074     $ 39,196   $ 36,949
  REMICs                                           8,390        8,510      44,508      44,442       61,870     60,637
                                               -----------------------------------------------------------------------
                                                $ 37,034     $ 37,744    $ 78,857    $ 78,516     $101,066   $ 97,586
                                               =======================================================================

    At December 31, 2001, $28.7 million, or 9.2%, of the Company's mortgage-backed securities portfolio consisted of adjustable-rate securities, as compared to $26.6 million, or 7.4%, and $24.4 million, or 6.1%, at December 31, 2000 and 1999, respectively.

    Participation certificates represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on mortgage-backed securities are passed from the mortgage originators, as servicers, through intermediaries (generally U.S. Government agencies and government-sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and, in some cases, interest to investors, primarily include the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association and the Government National Mortgage Association.

    REMICs are a form of CMOs which are also known as mortgage-backed securities. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity. CMOs are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. At December 31, 2001 $126.5 million of the Company's REMICs were issued by government-related entities while $124.9 million were issued by other issuers.

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

    DEPOSITS. Citizens Financial's deposit products include a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, money market accounts, noninterest-bearing checking accounts, passbook accounts and term certificate accounts. Deposit account terms may vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

    Citizens Financial utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for deposits outside of its market area. The Bank does not utilize the services of deposit brokers. The Bank traditionally has relied on customer service and convenience in marketing its deposit products. In addition, Citizens Financial generally has been competitive in the types of accounts and interest rates offered, and often it has been among the leaders in its market area on the rates paid on its deposits. In recent years, many depository institutions have experienced disintermediation of their deposits due, in part, to higher returns provided by competing investment products offered by non-depository institutions. Citizens Financial experienced a net decrease in deposits before interest credited of $24.6 million in 2001 and $29.7 million in 2000.

    The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                                 Year Ended December 31,
                                                       -------------------------------------------
                                                            2001           2000           1999
                                                       -------------------------------------------
                                                                    (In Thousands)
   Beginning balance                                      $933,073         $924,193       $969,158
   Net (decrease) before interest credited                 (24,574)         (29,651)       (79,347)
   Interest credited                                        36,945           38,531         34,382
                                                       -------------------------------------------
   Net increase (decrease) in deposits                      12,371            8,880        (44,965)
                                                       -------------------------------------------
   Ending balance                                         $945,444         $933,073       $924,193
                                                       ===========================================

    The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 2001.


                                              Over One Year       Over Two Years                       Interest
                           Through One Year     Through Two       Through Three       Over Three       Category
                                                   Years              Years              Years          Totals
                           ------------------------------------------------------------------------------------
                                                           (Dollars in Thousands)
    2.00% to 2.99%              $111,452          $   2,932         $  1,442           $     --        $115,826
    3.00% to 3.99%                64,119              3,270            2,036                642          70,067
    4.00% to 4.99%                60,757              7,296            4,545              1,654          74,252
    5.00% to 5.99%                75,417             16,783            5,894              5,659         103,753
    6.00% to 6.99%                90,882             33,134           13,405             23,244         160,665
    7.00% to 8.99%                 2,949              4,612            2,424             10,339          20,324
                                --------          ---------         --------           --------        --------
    Total                       $405,576          $  68,027         $  29,746          $ 41,538        $544,887
                                ========          =========         ========           ========        ========


    As of December 31, 2001, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $128.2 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                  December 31, 2001
                                                  -----------------
                                                    (In Thousands)
      3 months or less                                     $36,258
      Over 3 months through 6 months                        34,309
      Over 6 months through 12 months                       24,473
      Over 12 months                                        33,172
                                                          --------
                                                          $128,212
                                                          ========


    The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.

                                                                    December 31,
                                ------------------------------------------------------------------------------------
                                            2001                          2000                        1999
                                ------------------------------------------------------------------------------------
                                    Amount        Percentage      Amount       Percentage      Amount     Percentage
                                ------------------------------------------------------------------------------------
                                                               (Dollars in Thousands)
Passbook accounts                   $203,165        21.49%      $207,422          22.23%      $222,185       24.03%
Certificates of deposit              544,887        57.63        568,399          60.90        558,452       60.42
Money market accounts                 89,205         9.44         47,226           5.07         45,100        4.89
NOW accounts:
   Noninterest-bearing                26,970         2.85         26,468           2.84         19,883        2.15
   Interest-bearing                   81,217         8.59         83,558           8.96         78,563        8.51
                                ------------------------------------------------------------------------------------
Total                               $945,444       100.00%      $933,073         100.00%      $924,193      100.00%
                                ====================================================================================

BORROWINGS

    The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated and the weighted average interest rates paid on borrowings for the years ended December 31, 2001, 2000 and 1999.

                                                                            At December 31,
                                                    -----------------------------------------------------------
                                                            2001                  2000                 1999
                                                    -----------------------------------------------------------
                                                                        (Dollars in Thousands)
FHLB advances                                              $462,658               $483,151             $403,818
Securities sold under agreements to repurchase                   --                 64,925               90,881
                                                    -----------------------------------------------------------
Total borrowings                                           $462,658               $548,076             $494,699
                                                    ===========================================================
Weighted average interest rate of borrowings                   5.88%                  5.92%                5.44%


Refer to Note 9 Borrowed Money in the Consolidated Financial Statements for additional information related to Borrowings.


TRUST ACTIVITIES

    The Company also provides fiduciary services through the Bank's Trust Department. Services offered include fiduciary services for trusts and estates and land trusts. As of December 31, 2001, the Trust Department maintained 62 trust/fiduciary accounts, with an aggregate principal balance of $3.2 million at such date. Revenue from the Trust Department for the year ended December 31, 2001 was $28,000.

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

SUBSIDIARIES

    The Bank currently has three active, wholly-owned subsidiaries, CFS Holdings, Ltd., CFS Insurance Agency, Inc. and CFS Investment Services, Inc.

    CFS Holdings, Ltd. ("CFS Holdings") was approved by the Office of Thrift Supervision in January 2001 and was funded and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was funded with approximately $140.0 million of the Bank's investments and performs a significant amount of the Bank's investment securities and mortgage-backed securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established for CFS Holdings by the Bank. Revenues of CFS Holdings were $4.2 million for the period from inception through December 31, 2001. Operating expenses of this operation for the seven months of 2001 were $34,892.

    CFS Insurance Agency, Inc. ("CFS Insurance") is an independent insurance brokerage subsidiary which offers a full line of insurance products to the general public. CFS Insurance operates out of the Bank's Insurance/Investment Center in Munster, Indiana. The Bank has owned CFS Insurance since 1972. At December 31, 2001, CFS Insurance had 12 licensed insurance agents on its staff. CFS Insurance primarily sells property, casualty and life insurance products to individuals in the Bank's market area and has recently increased its efforts with respect to the sale of commercial insurance products (which generally have higher premiums). Revenues of CFS Insurance were $1.1 million, $902,000 and $883,00 in 2001, 2000 and 1999, respectively.

    CFS Investments Services, Inc. ("CFS Investments") is primarily involved in the sale of mutual funds and other securities to members of the general public in the Bank's primary market area. CFS Investments commenced full service securities brokerage activities in 1994. At December 31, 2001, CFS Investments had 14 licensed securities brokers on staff. CFS Investments is affiliated with a registered securities broker-dealer which is responsible for supervision of CFS Investments and for execution of securities transactions. CFS Investments also offers fixed and variable annuities. In addition to its presence in the CFS Insurance/Investments Center, CFS Investments maintains offices in eight of the Bank's branches. CFS Investments had total commission revenue of $873,000 in 2001 and $1.4 million in each of the years ended 2000 and 1999.

EMPLOYEES

    Citizens Financial had 351 full-time equivalent employees at December 31, 2001. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

REGULATION

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

    The Company is a registered savings and loan holding company. The Home Owners' Loan Act, as amended ("HOLA"), and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS. Certain Federal banking laws were amended in 1999. See "Financial Modernization."

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

    Financial Modernization. Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999, unless the company is engaged only in activities traditionally permitted for a multiple savings and loan holding company or newly permitted for a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies, such as the Company, and those formed pursuant to an application filed with the OTS before May 4, 1999 may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary holding company status through acquisition is not permitted.

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

    The Bank's tangible and core capital ratios were 8.48%, and its total risk-based capital ratio was 15.4% at December 31, 2001.

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

    Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification:
"well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 2001, the Bank met the capital requirements of a "well-capitalized" institution under applicable OTS regulations.

    Enforcement Powers. The OTS and, under certain circumstances, the FDIC have substantial enforcement authority with respect to savings associations, including authority to bring various enforcement actions against a savings association and any of its "institution-affiliated parties" (a term defined to include, among other persons, directors, officers, employees, controlling stockholders, agents and stockholders who participate in the conduct of the affairs of the institution). This enforcement authority includes, without limitation, the ability to: (i) terminate a savings association's deposit insurance, (ii) institute cease-and-desist proceedings, (iii) bring suspension, removal, prohibition and criminal proceedings against institution-affiliated parties, and (iv) assess substantial civil money penalties. As part of a cease-and-desist order, the agencies may require a savings association or an institution-affiliated party to take affirmative action to correct conditions resulting from that party's actions, including making restitution or providing reimbursement, indemnification or guarantee against loss, restricting the growth of the institution, and rescinding agreements and contracts.

    Capital Distribution Regulation. In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Specifically, savings associations that would be well-capitalized following a capital distribution are not subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings bank's net income for that year to date plus the savings bank's retained net income for the preceding two years. However, because the Bank is a subsidiary of a savings and loan holding company, the Bank is required to give the OTS at least 30 days notice prior to any capital distribution to the Company.

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

    Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well-capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The Bank's deposit insurance premiums totaled $183,000 or .019% of its insured deposits for the year ended December 31, 2001.

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

TAXATION

FEDERAL TAXATION

    GENERAL. The Company and Citizens Financial are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank's federal income tax returns have been closed without audit by the IRS through 1996.

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

    BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, large savings associations must use the specific chargeoff method in computing their bad debt deduction beginning with their 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period with a deferral of one or two years if certain requirements were met) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2001 is approximately $1.6 million for Citizens Financial.

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

    At December 31, 2001 the total federal pre-1988 reserve was approximately $12.5 million for Citizens Financial. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

    MINIMUM TAX. The Code imposes a minimum tax at a rate of 20% on a base of regular taxable income plus certain tax adjustments and preferences ("alternative minimum taxable income" or "AMTI"). The minimum tax is payable to the extent such tax is in excess of the regular tax. This excess is the alternative minimum tax ("AMT"). Net operating losses can offset no more than 90% of AMTI. Payments of AMT may be used as credits against regular tax liabilities in future years subject to certain limitations. Citizens Financial has not been subject to the AMT, nor does it have any such amounts available as credits for carryover.

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

    CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations, the stock of which the corporate recipient owns 20% or more, but generally less than 80%, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

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

    ILLINOIS STATE TAXATION. For Illinois income tax purposes, the Company and the Bank are taxed at a rate of 7.18% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations) and apportionment. The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of the Bank.

    DELAWARE STATE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $150,000.

ITEM 2.  PROPERTIES

                             OFFICES AND PROPERTIES

    The following table sets forth certain information relating to Citizens Financial's offices at December 31, 2001. In addition, the Bank maintains 39 automated teller machines ("ATMs"), with 22 of such ATMs at the Bank's branch offices.

                                                                           Net Book Value of
                                                                             Property and
                                                             Lease             Leasehold
                                          Owned or        Expiration        Improvements at          Deposits at
              Location                     Leased            Date          December 31, 2001      December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                            (In Thousands)
EXECUTIVE OFFICE:

707 Ridge Road                              Owned             --                $1,655                $144,720
Munster, IN 46321

BRANCH OFFICES:

5311 Hohman Avenue                          Owned             --                  428                  103,969
Hammond, IN 46320

155 N. Main Street                          Owned             --                  363                  87,918
Crown Point, IN 46307

1720 45th Street                            Owned             --                  628                  110,867
Munster, IN 46321

4740 Indianapolis Blvd.                     Owned             --                  265                  54,966
East Chicago, IN 46312

2121 E. Columbus Drive(2)                  Leased            2003                 375                  27,405
East Chicago, IN 46312

803 W. 57th Avenue                         Leased            2003                  1                   31,918
Merrillville, IN 46410

855 Thornapple Way                          Owned             --                  309                  32,092
Valparaiso, IN 46383

3853 45th Street                            Owned             --                  893                  27,220
Highland, IN  46322

2600 Roosevelt Road                        Leased            2003                 45                   10,300
Valparaiso, IN  46383

3301 W. Vollmer Road                       Leased            2007                 91                   41,487
Flossmoor, IL  60422

154th Street at Broadway(1)                Leased            2006                 212                  36,797
Harvey, IL  60426



(Table continued on next page)                                                  (Footnotes on following page)

                                                                           Net Book Value of
                                                                             Property and
                                                             Lease             Leasehold
                                          Owned or        Expiration        Improvements at          Deposits at
              Location                     Leased            Date          December 31, 2001      December 31, 2001
-----------------------------------------------------------------------------------------------------------------------
                                                                             (In Thousands)

13323 S. Baltimore                          Owned             --                  232                  $30,996
Chicago, IL 60426

601 E. 162nd Street                         Owned             --                  271                  53,241
South Holland, IL  60473

7101 W. 127th Street                        Owned             --                  228                  52,589
Palos Heights, IL  60463

425. E. 170th Street(5)                     Owned             --                  315                    --
South Holland, IL  60473

16145 S. State Street(2)                   Leased            2003                 --                   10,791
South Holland, IL  60473

16039 S. Harlem Avenue(2)                  Leased            2003                 --                   23,380
Tinley Park, IL  60477

2345 W. 183rd Street(2)                    Leased            2003                 --                   19,392
Homewood, IL  60430

1100 E. Exchange Road(2)                   Leased            2003                 --                   14,916
Crete, IL  60417

1218 Sheffield Avenue(2)                   Leased           2002(6)               44                   10,510
Dyer, IN 46311

10S660 State Route 83                       Owned             --                  680                   7,915
Willowbrook, IL  60527

7650 Harvest Drive                          Owned             --                 1,873                 11,493
Schererville, IN 46375

OTHER PROPERTIES:

1730 45th Street(3)                         Owned             --                 1,044                   --
Munster, IN  46321

8149 Kennedy Avenue 4)                     Leased            2003                 121                    562
Highland, IN  46322
-----------------------------------------------------------------------------------------------------------------------


(1) Building donated to the United Way, June 30, 1999, Citizens Financial Services now leases approximately ten percent of building for branch operations.
(2) Full service branch facilities located in a local grocery store chain.
(3) Insurance and Investment Center.
(4) Operations Center.
(5) Deposits included with office located at 162nd Street.
(6) The current lease on this location expires in December 2002. Should the Bank elect to renew this lease, it must provide notification to the landlord by June 2002. Lease negotiations are currently in progress.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

    In 1983, with the assistance of the Federal Savings and Loan Insurance Corporation ("FSLIC") as set forth in an assistance agreement ("Assistance Agreement"), the Bank acquired First Federal Savings and Loan Association of East Chicago, East Chicago, Indiana ("East Chicago Savings"), and Gary Federal Savings and Loan Association, Gary, Indiana ("Gary Federal"). The FSLIC-assisted supervisory acquisitions of East Chicago Savings and Gary Federal were accounted for using the purchase method of accounting which resulted in supervisory goodwill (the excess of cost over the fair value of net assets acquired), an intangible asset, of $52.9 million, compared to $40.2 million of goodwill as reported on a generally accepted accounting principles basis. Such goodwill was included in the Bank's regulatory capital as required by the Assistance Agreement. The Assistance Agreement relating to the Bank's acquisitions of East Chicago Savings and Gary Federal provided for the inclusion of supervisory goodwill as an asset on the Bank's balance sheet, to be amortized over 35 years for regulatory purposes and includable in regulatory capital. Pursuant to the regulations adopted by the OTS to implement the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), the regulatory capital requirement for federal savings banks was increased and the amount of supervisory goodwill that could be included in regulatory capital decreased significantly. At September 30, 1989, the Bank had approximately $26.0 million of remaining supervisory goodwill. However, excluding supervisory goodwill, the Bank continued to exceed its capital requirements of FIRREA at such date.

    On May 13, 1993, the Bank filed suit against the U.S. government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit is pending in the United States Court of Federal Claims, Judge Sarah L. Wilson presiding, and is entitled Citizens Financial Services, FSB, et al. v. United States (Case No. 93-306-C).

    The Bank has filed a motion for summary judgment that is presently pending before the Claims Court. Case-specific discovery, including large-scale document production and numerous depositions has occurred. Expert witness discovery has been completed. It is believed the trial in the matter will be scheduled after the close of discovery and will most likely be held no earlier than 2003.

    In its complaint, the Bank did not specify the amount of damages it is seeking from the United States. The Bank has retained experts in order to attempt to quantify the amount of damages. The Bank's primary expert has filed his report detailing the Bank's claim under three alternative methods: lost profits, restitution, and capital replacement. The government's experts have sought to rebut the Bank's claims that it has been damaged. This is consistent with the government's current litigation strategy of denying that there have been any damages suffered and refusing to settle any pending goodwill cases.

    The Bank is unable to predict the outcome of its claim against the United States and the amount of damages that may actually be awarded to the Bank, if any, in the event that a judgment is rendered in the Bank's favor. Consequently, no assurance can be given as to the result of this claim or the timing of any proceedings in relation thereto. The cost, including attorneys' fees, experts' fees, and related expenses of the litigation for fiscal 2001 was approximately $436,000, compared to $550,000 in 2000 and $18,000 in 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The information required herein is incorporated by reference from page 48 of the Registrant's 2001 Annual Report.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required herein is incorporated by reference from pages 13 to 14 of the Registrant's 2001 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information required herein is incorporated by reference from pages 15 to 23 of the Registrant's 2001 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required herein is incorporated by reference from pages 21 to 22 of the Registrant's 2001 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required herein is incorporated by reference from pages 25 to 47 of the Registrant's 2001 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required herein is incorporated by reference from pages 3 to 4 of the Registrant's Proxy Statement dated March 28, 2002 ("Proxy Statement").

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

         (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2001 Annual Report.

    Independent Auditors' Report.

    Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.

    Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999.

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2001, 2000 and 1999.

    Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

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

         3.1  Certificate of Incorporation of CFS Bancorp, Inc.*
         3.2  Bylaws of CFS Bancorp, Inc.*
         4.0  Form of Stock Certificate of CFS Bancorp, Inc.*
         10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
         10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc. and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
         10.3 CFS Bancorp, Inc. 1998 Stock Option Plan as amended**
         10.4 CFS Bancorp, Inc. 1998 Recognition and Retention Plan and Trust Agreement as amended**
         10.5 Supplemental ESOP Benefit Plan***
         13.0 2001 Annual Report to Stockholders specified portion (pp. 13 to end) of the Registrant's Annual Report to Stockholders for the year ended December 31, 2001.
         21.0 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the required information.
         23.0 Consent of Independent Auditors - Ernst & Young LLP
-------------
* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 31, 1998, as amended and declared effective on May 14, 1998. ** Incorporated by Reference from the Company's Definitive Proxy Statement for the Meeting of Stockholders filed on March 23, 2001.
***Incorporated by Reference from the Company's December 31, 1999 Annual Report on Form 10-K filed on March 30, 2000.

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

                Name                                           Title                           Date
                                             Chairman of the Board and Chief              March 28, 2002
-------------------------------------        Executive Officer
Thomas F. Prisby                             (principal executive officer)

                                             Vice Chairman, President and Chief           March 28, 2002
-------------------------------------        Executive Officer
James W. Prisby

                                             Executive Vice President and                 March 28, 2002
                                             Chief Financial Officer
-------------------------------------        (principal financial and accounting
John T. Stephens                             officer)

                                             Director                                     March 28, 2002
-------------------------------------
Sally A. Abbott

                                             Director                                     March 28, 2002
-------------------------------------
Gregory W. Blaine

                                             Director                                     March 28, 2002
-------------------------------------
Thomas J. Burns

                                             Director                                     March 28, 2002
-------------------------------------
Gene Diamond

                                             Director                                     March 28, 2002
-------------------------------------
Frank D. Lester

--------------------------------------------------------------------------------------------------------

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

                Name                                           Title                           Date


/s/ Thomas F. Prisby                         Chairman of the Board and Chief
------------------------------
Thomas F. Prisby                             Executive Officer                            March 28, 2002
                                             (principal executive officer)


/s/ James W. Prisby                          Vice Chairman, President and Chief           March 28, 2002
------------------------------
James W. Prisby                              Executive Officer


/s/ John T. Stephens                         Executive Vice President and                 March 28, 2002
------------------------------
John T. Stephens                             Chief Financial Officer
                                             (principal financial and accounting
                                             officer)

/s/ Sally A. Abbott                          Director                                     March 28, 2002
------------------------------
Sally A. Abbott




/s/ Gregory W. Blaine                        Director                                     March 28, 2002
-------------------------------
Gregory W. Blaine


/s/ Thomas J. Burns                          Director                                     March 28, 2002
-------------------------------
Thomas J. Burns


/s/ Gene Diamond                             Director                                     March 28, 2002
-------------------------------
Gene Diamond


/s/ Frank D. Lester                          Director                                     March 28, 2002
-------------------------------
Frank D. Lester