Form 10-Q
period 2002-03-31
CFS BANCORP INC
filed 2002-05-15
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002.

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

The Registrant had 13,384,548 shares of Common Stock issued and outstanding as of May 5, 2002.

                                CFS BANCORP, INC.

                                      INDEX


                                                                                      Page No.
                                                                                      --------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Financial Condition at
                  March 31, 2002 and (Audited) December 31, 2001                         3

                  Consolidated Statements of Income for the Three Months
                  Ended March 31, 2002 and 2001                                          4

                  Consolidated Statements of Changes in Stockholders' Equity
                  for the Three Months Ended March 31, 2002                              5

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 2002 and 2001                                          6

                  Notes to Consolidated Financial Statements                             8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                              14

         Item 3.  Quantitative and Qualitative Disclosures About Market
                  Risk                                                                   19


PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings                                                      19

         Item 2.  Changes in Securities and Use of Proceeds                              19

         Item 3.  Defaults upon Senior Securities                                        19

         Item 4.  Submission of Matters to a Vote of Security Holders                    19

         Item 5.  Other Information                                                      20

         Item 6.  Exhibits and Reports on Form 8-K                                       20

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                 March 31, 2002   December 31, 2001
                                                                 --------------   -----------------
                                                                   (Unaudited)
                                                                   -----------
ASSETS
Cash and amounts due from depository institutions                   $    19,568         $    28,250
Interest-bearing deposits                                               139,045             137,978
Federal funds sold                                                       94,458             105,839
                                                                    -----------         -----------
       Cash and cash equivalents                                        253,071             272,067

Investment securities available-for-sale                                 48,217              47,225
Mortgage-backed securities available-for-sale                           279,953             276,158
Mortgage-backed securities held-to-maturity
  (fair value 2002 - $32,777; 2001 - $37,744)                            32,700              37,034
Loans receivable, net                                                   881,188             883,352
Investment in Federal Home Loan Bank stock, at cost                      26,165              26,165
Office properties and equipment                                          14,775              14,983
Accrued interest receivable                                               7,521               6,887
Real estate owned                                                         1,416               1,128
Investment in bank-owned life insurance                                  30,400              30,052
Prepaid expenses and other assets                                         7,815               9,083
                                                                    -----------         -----------
       Total assets                                                 $ 1,583,221         $ 1,604,134
                                                                    ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                            $   929,850         $   945,948
Borrowed money                                                          462,630             462,658
Advance payments by borrowers for taxes and insurance                     5,733               4,497
Other liabilities                                                        17,717              19,747
                                                                    -----------         -----------
          Total liabilities                                           1,415,930           1,432,850
                                                                    -----------         -----------


Stockholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 0
       at March 31, 2002 and December 31, 2001
   Common stock, $.01 par value:
     Authorized shares - 85,000,000
     Issued shares - 23,423,306
       at March 31, 2002 and December 31, 2001
     Outstanding shares - 13,401,696 and 13,626,146
       at March 31, 2002 and December 31, 2001, respectively                234                 234
   Additional paid-in capital                                           189,547             189,547
   Retained earnings, substantially restricted                          105,431             105,064
   Treasury stock, at cost: 10,021,610 and 9,797,160 shares
     at March 31, 2002, and December 31, 2001, respectively            (115,297)           (112,167)
   Unearned common stock acquired by ESOP                                (9,570)             (9,570)
   Unearned common stock acquired by RRP                                 (4,543)             (4,543)
   Accumulated other comprehensive income, net of tax                     1,489               2,719
                                                                    -----------         -----------
     Total stockholders' equity                                         167,291             171,284
                                                                    -----------         -----------

          Total liabilities and stockholders' equity                $ 1,583,221         $ 1,604,134
                                                                    ===========         ===========


See accompanying notes

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                         2002            2001
                                                         ----            ----
Interest income:
  Loans                                           $    15,588     $    19,251
  Mortgage-backed securities                            4,666           5,970
  Other investment securities                             333           3,294
  Other                                                 1,391           1,231
                                                  -----------     -----------
          Total interest income                        21,978          29,746

Interest expense:
  Deposits                                              7,215          10,896
  Borrowings                                            6,798           7,667
                                                  -----------     -----------
          Total interest expense                       14,013          18,563
                                                  -----------     -----------
          Net interest income before
          provision for losses on loans                 7,965          11,183
Provision for losses on loans                             200             450
                                                  -----------     -----------
          Net interest income after
          provision for losses on loans                 7,765          10,733

Non-interest income:
  Loan fees                                               405             361
  Fees on deposit accounts                                538             489
  Insurance commissions                                   288             232
  Investment commissions                                  262             245
  Net gain on sale of investment securities               247             139
  Income from bank owned life insurance                   348             388
  Other income                                            158             157
                                                  -----------     -----------
          Total non-interest income                     2,246           2,011

Non-interest expense:
  Compensation and employee benefits                    4,996           4,781
  Net occupancy expense                                   595             704
  Furniture and equipment expense                         462             538
  Data processing                                         352             322
  Federal insurance premiums                               44              46
  Marketing                                               158             147
  Other general and administrative expenses             1,179           1,227
                                                  -----------     -----------
          Total non-interest expense                    7,786           7,765
                                                  -----------     -----------

Income before income taxes                              2,225           4,979
Income tax expense                                        661           1,656
                                                  -----------     -----------

          Net income                              $     1,564     $     3,323
                                                  ===========     ===========

Per share data:
  Basic earnings per share                        $      0.13     $      0.22
  Diluted earnings per share                             0.12            0.22
  Cash dividends declared per share                      0.10            0.09
  Weighted average shares outstanding              12,175,537      14,971,854
  Weighted average diluted shares outstanding      12,670,862      15,199,649

See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                     Unearned   Unearned
                                                                                       Common     Common    Accumulated
                                                 Additional                             Stock      Stock          Other
                                          Common    Paid-In   Retained    Treasury   Acquired   Acquired  Comprehensive
                                           Stock    Capital   Earnings       Stock    by ESOP     by RRP  Income (Loss)     Total
                                           -----    -------   --------       -----    -------     ------  -------------     -----
Balance January 1, 2002                   $  234   $189,547   $105,064   ($112,167)   ($9,570)   ($4,543)      $ 2,719   $171,284

Net income                                    --         --      1,564          --         --         --            --      1,564
Other comprehensive income, net of tax:
  Change in unrealized appreciation on
  available-for-sale securities, net of
  reclassification adjustment                 --         --         --          --         --         --        (1,230)    (1,230)
                                                                                                                         --------
Total comprehensive income                                                                                                    334

Purchase of treasury stock                    --         --         --      (3,410)        --         --            --     (3,410)

Exercise of stock options                     --         --         --         280         --         --            --        280

Dividends declared on common stock            --         --     (1,197)         --         --         --            --     (1,197)
                                          ---------------------------------------------------------------------------------------

Balance March 31, 2002                    $  234   $189,547   $105,431   ($115,297)   ($9,507)   ($4,543)      $ 1,489   $167,291
                                          ======   ========   ========   =========    =======    =======       =======   ========

See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                    2002           2001
                                                                    ----           ----
Operating activities:
   Net income                                                  $   1,564      $   3,323
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                                200            450
        Depreciation expense                                         471            507
        Deferred income taxes (benefit)                              813         (1,205)
        Change in deferred income                                    349            140
        (Increase) decrease in interest receivable                  (634)           103
        Decrease in accrued interest payable                         (98)          (516)
        Proceeds from sale of loans held for sale                  4,133          1,558
        Origination of loans held for sale                        (2,889)        (1,249)
        Net gain on sale of available for sale securities           (247)          (139)
        Decrease in prepaid expenses and other assets                843          2,989
        Decrease in other liabilities                             (2,176)        (2,065)
                                                               ---------      ---------

Net cash provided by operating activities                          2,329          3,896
                                                               ---------      ---------

Investing activities:
   Available for sale investment securities:
        Purchases                                               (110,115)       (31,285)
        Repayments                                               108,442            750
        Sales                                                        834          2,811
   Held to maturity investment securities:
        Repayments and maturities                                     --         50,000
   Available for sale mortgage-related securities:
        Purchases                                                (41,861)        (9,099)
        Repayments                                                36,229          6,964
        Sales                                                         --         14,158
   Held to maturity mortgage-related securities:
        Repayments                                                 4,298          6,166
   Purchase of Federal Home Loan Bank stock                          (10)           (56)
   Redemption of FHLB stock                                           10             56
   Loan originations and principal payments on loans - net          (213)        22,500
   Additional costs on real estate owned                             (54)           (50)
   Proceeds from sale of real estate owned                           350            545
   Purchases of property and equipment                              (542)          (244)
   Disposal of property and equipment                                279             --
                                                               ---------      ---------
Net cash provided by (used in) investing activities               (2,353)        63,216
                                                               ---------      ---------

                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                               2002           2001
                                                               ----           ----
Financing activities:
   Proceeds from exercise of stock options                      280            233
   Dividends paid on common stock                            (1,050)        (1,383)
   Purchase of treasury stock                                (3,410)        (5,367)
   Net increase in NOW, passbook and money
     market accounts                                         33,120          7,817
   Net increase (decrease) in certificates of deposit       (49,120)        28,337
   Net increase in advance payments by borrowers for
     taxes and insurance                                      1,236          1,569
   Net decrease in borrowed funds                               (28)       (42,951)
                                                          ---------      ---------
   Net cash flows used by financing activities              (18,972)       (11,745)
                                                          ---------      ---------
   Increase (decrease) in cash and cash equivalents         (18,996)        55,367
   Cash and cash equivalents at beginning of period         272,067         59,256
                                                          ---------      ---------
   Cash and cash equivalents at end of period             $ 253,071      $ 114,623
                                                          =========      =========


See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 2001 contained in the CFS Bancorp, Inc. (the "Company") annual report to the stockholders. The results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.   LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                             March 31, 2002                            December 31, 2001
                                             --------------                            -----------------
                                                             (Dollars in thousands)
                                           Amount           %                      Amount                %
                                           ------       -----                      ------            -----
Mortgage loans:
  Single-family residential             $ 497,943       56.01%                  $ 535,197            60.07%
  Multi-family residential                 72,337        8.14                      51,635             5.80
  Commercial real estate                  157,350       17.70                     142,663            16.01
Construction and land
  development:
    Single-family residential              15,678        1.76                      17,208             1.93
    Multi-family residential               28,705        3.23                      26,443             2.97
    Commercial and land development        71,039        7.99                      76,168             8.55
  Home equity                              42,796        4.81                      41,416             4.65
                                        ---------------------                   --------------------------
       Total mortgage loans               885,848       99.64                     890,730            99.98

Other loans:
    Commercial                             27,171        3.06                      23,996             2.69
    Consumer                                2,146         .24                       2,066              .23
    Undisbursed portion of
       loan proceeds                      (24,429)      (2.75)                    (24,454)           (2.75)
    Deferred loan fees                     (1,674)       (.19)                     (1,324)            (.15)
                                        ---------------------                   --------------------------
       Total loans receivable             889,062      100.00%                    891,014           100.00%
                                        ---------------------                   --------------------------

Less:
  Allowance for losses on loans             7,874                                   7,662
                                        ---------                               ---------
Loans receivable, net                   $ 881,188                               $ 883,352
                                        =========                               =========

3.   INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):


Available-for-Sale at March 31, 2002:

                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities, corporate bonds, and
    commercial paper                                       $36,597            $ 10          $   82         $36,525
Trust preferred securities                                   4,929              --             566           4,363
Equity securities                                            6,372             632             518           6,486
Money Market account                                            --              --              --              --
Asset-backed notes                                             840               3              --             843
                                                           -------            ----          ------         -------
                                                           $48,738            $645          $1,166         $48,217
                                                           =======            ====          ======         =======


Available-for-Sale at December 31, 2001:

                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities, corporate bonds and
    commercial paper                                       $33,169            $ 12          $   33         $33,148
Trust preferred securities                                   4,929              --             534           4,395
Equity securities                                            7,489             611             454           7,646
Asset-backed notes                                           2,026              10              --           2,036
                                                           -------            ----          ------         -------
                                                           $47,613            $633          $1,021         $47,225
                                                           =======            ====          ======         =======

4.   MORTGAGE-BACKED SECURITIES

The amortized cost of mortgage-backed securities and their fair values are as follows (in thousands):

Available-for-Sale at March 31, 2002:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                            $ 60,701          $1,016            $  1       $ 61,716
Real estate mortgage investment conduits
   and collateralized mortgage obligations             216,369           2,230             362        218,237
                                                      --------          ------            ----       --------
                                                      $277,070          $3,246            $363       $279,953
                                                      ========          ======            ====       ========


Available-for-Sale at December 31, 2001:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                            $ 32,089          $1,215            $ 79       $ 33,225
Real estate mortgage investment conduits
   and collateralized mortgage obligations             239,776           3,438             282        242,933
                                                      --------          ------            ----       --------
                                                      $271,865          $4,653            $361       $276,158
                                                      ========          ======            ====       ========


Held-to-Maturity at March 31, 2002:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                            $ 27,710          $  196            $ 63       $ 27,843
Real estate mortgage investment conduits
   and collateralized mortgage obligations               4,990              15              71          4,934
                                                      --------          ------            ----       --------
                                                      $ 32,700          $  211            $134       $ 32,777
                                                      ========          ======            ====       ========


Held-to-Maturity at December 31, 2001:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $28,644            $659             $69        $29,234
Real estate mortgage investment conduits
   and collateralized mortgage obligations               8,390             125               5          8,510
                                                         -----             ---               -          -----
                                                       $37,034            $784             $74        $37,744
                                                       =======            ====             ===        =======

5.   DEPOSITS

The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.

                                 March 31, 2002          December 31, 2001
                                 --------------          -----------------
                              Amount    Percentage     Amount     Percentage
                              ------    ----------     ------     ----------
                                          (Dollars in thousands)
NOW accounts:
  Noninterest-bearing        $ 28,696       3.09%     $ 26,970       2.85%
  Interest-bearing             85,865       9.24        81,217       8.59
Money market accounts         100,707      10.83        89,205       9.44
Saving accounts               218,408      23.50       203,165      21.49
Certificates of deposit:
  $100,000 or less            383,987      41.31       416,675      44.07
  Over $100,000               111,781      12.03       128,212      13.56
                             --------     ------      --------     ------
      Deposits               $929,444     100.00%     $945,444     100.00%
      Accrued interest            406                      504
                             --------                 --------
Total                        $929,850                 $945,948
                             ========                 ========

6.   NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles Assets, (collectively the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other identified intangible assets will continue to be amortized over the useful lives.

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement did not result in any changes to reported earnings since the Company currently has no goodwill.

FASB Statement No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (FAS No. 144) was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FAS No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under FAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of FAS No. 144 became effective for the Company on January 1, 2002, and did not have an impact on the Company's financial position or results of operations.

7.   EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                                Three Months Ended
                                                          --------------------------------
                                                         March 31, 2002    March 31, 2001
                                                         --------------    --------------
                                                    (Dollars in thousands, except per share data)
Net income                                                 $      1,564      $      3,323

Weighted average number of common shares outstanding         13,550,226        16,606,667
Average ESOP shares not committed to be released               (942,039)       (1,061,663)
Average RRP shares not vested                                  (432,650)         (573,150)
                                                           ------------      ------------
Weighted average number of shares outstanding for
   basic earnings per share computation purposes             12,175,537        14,971,854
Dilutive effects of employee stock options                      495,325           227,795
                                                           ------------      ------------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes       12,670,862        15,199,649
                                                           ============      ============

Basic earnings per share                                   $       0.13      $       0.22
Diluted earnings per share                                 $       0.12      $       0.22


8.   COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income:

                                                  Three Months Ended
                                         ------------------------------------
                                         March 31, 2002    March 31, 2001
                                         --------------    --------------
                                              (Dollars in thousands)

Net income                                      $ 1,564           $ 3,323
Net change in unrealized gain (loss) on
   securities available-for-sale, net            (1,230)            4,148
                                                -------           -------
Comprehensive income                            $   334           $ 7,471
                                                =======           =======

9.   NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                                March 31, 2002   December 31, 2001
                                                --------------   -----------------
                                                       (Dollars in thousands)
Non-accrual loans:
     Mortgage loans:
          Construction and land development            $ 1,149             $ 1,361
          Single-family residential                      6,990               8,579
          Multi-family residential                          60                  36
          Non-residential                                3,591               1,798
          Home equity                                      378                 692
                                                       -------             -------
     Other loans:
          Commercial                                     1,107               1,117
          Consumer                                         296                 291
                                                       -------             -------
          Total non-performing loans                    13,571              13,874
          Real estate owned                              1,416               1,128
                                                       -------             -------
          Total non-performing assets                  $14,987             $15,002
                                                       =======             =======

          Non-performing assets to total assets           0.95%               0.86%
          Non-performing loans to total loans             1.53                1.56


The following table is a summary of changes in the allowance for loan losses for the three months ended March 31, 2002 and the year ended December 31, 2001:

                                            Three Months Ended      Year Ended       Three Months Ended
                                              March 31, 2002     December 31, 2001     March 31, 2001
                                              --------------     -----------------     --------------
                                                              (Dollars in thousands)
     Balance at beginning of period                  $ 7,662               $ 7,187            $ 7,187
     Provision for loan losses                           200                 1,150                450
     Charge-offs                                         (10)                 (855)              (228)
     Recoveries                                           22                   180                 13
                                                     -------               -------            -------
     Balance at end of period                        $ 7,874               $ 7,662            $ 7,422
                                                     =======               =======            =======

     Allowance for loan losses to total
        non-performing loans at of period              58.02%                55.23%             81.66%
     Allowance for loan losses to total loans           0.89                  0.86               0.73
        at end of period

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

CHANGES IN FINANCIAL CONDITION

Total assets were $1.6 billion at both March 31, 2002 and December 31, 2001 while total liabilities were $1.4 billion at both dates. Stockholders' equity was $167.3 million at March 31, 2002 compared to $171.3 million at December 31, 2001.

Cash and cash equivalents decreased to $253.1 million at March 31, 2001 from $272.1 million at December 31, 2001. This decrease was used primarily to fund certificate of deposit withdrawals during the first quarter of 2002.

Investment securities available-for-sale were $48.2 million at March 31, 2002 compared to $47.2 million at December 31, 2001. Mortgage-backed securities available-for-sale were $280.0 million at March 31, 2002 compared to $276.2 million at December 31, 2001, while mortgage-backed securities held-to-maturity were $32.7 million at March 31, 2002 compared to $37.0 million at December 31, 2001.

Loans receivable were $881.2 million at March 31, 2002 compared to $883.4 million at December 31, 2001. While the balance remained relatively unchanged, there was a shift in the composition of the loan portfolio. There was a reduction of $37.3 million in single-family residential mortgage loans that was redeployed into multi-family residential and commercial real estate mortgage loans as the Company continued to implement its business strategy.

Deposits were $929.9 million at March 31, 2002 compared to $945.9 million at December 31, 2001. The reduction of $16.0 million was the result of a $49.1 million reduction in certificates of deposit being partially offset by a $33.1 million increase in core deposits.

Borrowed money was $462.6 million at March 31, 2002 compared to $462.7 million at December 31, 2001.

Stockholders' equity was $167.3 million at March 31, 2002 compared to $171.3 million at December 31, 2001. This $4.0 million reduction was the result primarily of a $3.1 million increase in treasury stock due the repurchase by the Company of 253,000 shares of its common stock and the $1.2 million reduction in accumulated other comprehensive income during the first quarter of 2002 due to declines in unrealized gains on securities available for sale.

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

                                                                                Three Months Ended March 31,
                                                         ------------------------------------------------------------------------
                                                                        2002                                 2001
                                                         ------------------------------------------------------------------------
                                                                                  (Dollars in thousands)

                                                           Average                 Average      Average                  Average
                                                           Balance    Interest   Yield/Cost     Balance    Interest    Yield/Cost
                                                         ------------------------------------------------------------------------
Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                                   $  862,877    $15,194      7.04%     $  974,710    $18,794       7.71%
     Other loans                                             27,341        394      5.76          19,211        457       9.52
                                                         ---------------------                ---------------------
          Total loans                                       890,218     15,588      7.00         993,921     19,251       7.75
  Securities (2)                                            359,433      4,999      5.56         540,661      9,264       6.85
  Other interest-earning assets (3)                         265,347      1,391      2.10          82,944      1,231       5.94
                                                         ---------------------                ---------------------
     Total interest-earning assets                        1,514,998     21,978      5.80       1,617,526     29,746       7.36

Non-interest earning assets                                  89,748                               82,459
                                                         ----------                           ----------
Total assets                                             $1,604,746                           $1,699,985
                                                         ==========                           ==========

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts                       $  178,217    $   675      1.52%     $  130,336    $   803       2.46%
     Passbook accounts                                      210,898        775      1.47         206,320      1,394       2.70
     Certificates of deposit                                518,904      5,765      4.44         579,475      8,699       6.00
                                                         ---------------------                ---------------------
          Total deposits                                    908,019      7,215      3.18         916,131     10,896       4.76

Total borrowings                                            462,635      6,798      5.88         520,967      7,667       5.89
                                                         ---------------------                ---------------------
Total interest-bearing liabilities                        1,370,654     14,013      4.09       1,437,098     18,563       5.17

Non-interest bearing liabilities (4)                         63,343                               63,209
                                                         ----------                           ----------
          Total liabilities                               1,433,997                            1,500,307
Net worth                                                   170,749                              199,678
                                                         ----------                           ----------
          Total liabilities and stockholders' equity     $1,604,746                           $1,699,985
                                                         ==========                           ==========

Net interest-earning assets                              $  144,344                           $  180,428
                                                         ==========                           ==========
Net interest income/interest rate spread                               $ 7,965      1.71%                   $11,183       2.19%
                                                                       =================                    ==================
Net interest margin                                                                 2.10%                                 2.77%
                                                                                  ======                                ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                            110.53%                               112.56%
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

                                                 Three Months Ended March 31,
                                                    2002 compared to 2001
                                        -----------------------------------------------
                                                    (Dollars in thousands)
                                                  Increase (decrease) due to
                                        -----------------------------------------------
                                                                              Total Net
                                                                    Rate/      Increase
                                           Rate       Volume       Volume    (Decrease)
                                        -----------------------------------------------
Interest-earning assets:
  Loans receivable:
     Real estate loans                  ($1,631)     ($2,156)     $   187      ($3,600)
     Other loans                           (180)         193          (76)         (63)
                                        -----------------------------------------------
                                         (1,811)      (1,963)         111       (3,663)

  Securities                             (1,745)      (3,105)         585       (4,265)
  Other interest-earning assets            (796)       2,707       (1,751)         160
                                        -----------------------------------------------

Total net change in income on
  interest-earning assets                (4,352)      (2,361)      (1,055)      (7,768)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets accounts        (309)         295         (114)        (128)
     Passbook accounts                     (636)          31          (14)        (619)
     Certificates of deposit             (2,261)        (909)         236       (2,934)
                                        -----------------------------------------------
          Total deposits                 (3,206)        (583)         108       (3,681)

Borrowings                                  (12)        (858)           1         (869)
                                        -----------------------------------------------
Total net change in expense on
  interest-bearing liabilities           (3,218)      (1,441)         109       (4,550)
                                        -----------------------------------------------

Net change in net interest income       ($1,134)     ($  920)     ($1,164)     ($3,218)
                                        ===============================================

RESULTS OF OPERATIONS

The Company reported net income of $1.6 million or $0.12 per diluted share for the three months ended March 31, 2002 compared to $3.3 million or $0.22 per diluted share for the three months ended March 31, 2001.

Net interest income for the first quarter of 2002 was $8.0 million compared to $11.2 million for the same period in 2001. The decrease in net interest income primarily reflects the compression of interest rate spreads (from 2.19 percent to 1.71 percent) and net interest margin (from 2.77 percent to 2.10 percent) between the first quarter of 2001 and the first quarter of 2002 due primarily to declines in the weighted average yields on interest-earning assets

The Company's total interest income was $22.0 million and $29.7 million for the three months ended March 31, 2002 and 2001, respectively. The average balance of net loans outstanding decreased substantially from the first quarter of 2001 to the first quarter of 2002. This decrease in the average balance of net loans outstanding of $103.7 million was accompanied by a decrease of 75 basis points in the yields earned on these loans. Similarly, the average balance of securities decreased by $181.2 million and the average yield earned on these securities decreased by 129 basis points comparing the first quarter of 2001 to the first quarter of 2002. Interest income from other interest-earning assets provided a modest offset of $160,000 to this decline as the average balances of other interest-earning assets increased by $182.4 million while the yield earned on these assets decreased by 384 basis points from the first quarter of 2001 to the first quarter of 2002.

Interest expense was $14.0 million and $18.6 million for the three months ended March 31, 2002 and 2001, respectively. This decrease of $4.6 million was the result primarily of a 158 basis point decline in the average cost of deposits when comparing the first quarter of 2001 to the first quarter of 2002. A $8.1 million decrease in the average balance of deposits combined with a $58.3 million decrease in the average balances of borrowings also contributed to this decrease.

The Company's provision for loan losses for the three months ended March 31, 2002 was $200,000 compared to $450,000 for the same period in 2001. The Company continued to increase its allowance for losses on loans as a percentage of total loans. The Company believes this to be prudent based on both the economic climate and the Company's strategy of increasing the ratio of multi-family and commercial real estate mortgage loans and commercial loans to total loans.

Non-interest income for the three months ended March 31, 2002 was $2.2 million compared to $2.0 million for the same period in 2001. Income from loan fees, insurance commissions, investment commissions and fees on deposit accounts all increased when comparing the first quarter of 2002 to the first quarter of 2001. Fee income from bank-owned life insurance declined during this same period reflecting the lower interest rate environment existing during the first quarter of 2002 when compared to the same period in 2001.

Non-interest expense was $7.8 million for both the three months ended March 31, 2002 and 2001. Reductions in occupancy, furniture and fixture expense and consulting fees were offset by increases in compensation and employee benefit expenses, resulting from increased pension and ESOP expense. After being fully funded for several years, funding was resumed for the pension plan year ending June 30, 2002. As a result, pension expense of $219,000 was recorded in the first quarter of 2002 while there was no pension expense recorded during the first quarter of 2001. ESOP expense is required to be recorded based on the number of shares to be allocated for the year to participants in the plan multiplied by the average share price of the Company's common stock for the period. This resulted in ESOP expense for the three months ended March 31, 2002 of $405,000 compared to $323,000 for the three months ended March 31, 2001 due to increases in the market price of the Company's common stock.

Income tax expense was $661,000 for the three months ended March 31, 2002 compared to $1.7 million for the same period in 2001. This decrease was primarily due to reduced income in the first quarter of 2002 compared to the first quarter of 2001, combined with a reduction in the effective tax rate (29.7%) in the first quarter of 2002 compared to the effective tax rate (33.3%) in the first quarter of 2001 reflecting the implementation of certain tax strategies.

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

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At March 31, 2002 the total approved investment and loan origination commitments outstanding amounted to $106.4 million. At the same date, the unadvanced portion of construction loans amounted to $24.4 million. Investment securities scheduled to mature in one year or less at March 31, 2002 were $5.7 million.

Based on historical experience, the Company believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At March 31, 2002 the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels at March 31, 2002 are set forth below (dollars in thousands):


                          Required Capital               Actual Capital                Excess Capital
                          ----------------               --------------                --------------

                         Amount       Percent          Amount       Percent          Amount       Percent
                         ------       -------          ------       -------          ------       -------
Tangible capital        $23,389          1.50%       $132,803          8.52%       $109,414          7.02%

Core capital             62,372          4.00         132,803          8.52          70,431          4.52

Risk-based capital       73,552          8.00         140,677         15.30          67,125          7.30

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report to stockholders for the year ended December 31, 2001. There has been no material change in the Company's assets and liability position or the market value of the Company's portfolio equity since December 31, 2001.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Not applicable

ITEM 2.   USE OF PROCEEDS FROM REGISTERED SECURITIES

Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of the Company was held on April 30, 2002 ("Annual Meeting").

(b)  Not applicable.

(c) There were 13,465,646 shares of Common Stock of the Company eligible to be voted at the Annual Meeting, and 11,888,367 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

     (1)  Election of directors for a three-year term.

          Sally A. Abbott          FOR 10,699,804    WITHHELD 1,188,563
                                       ----------             ---------

          Gregory W. Blaine        FOR 10,831,923    WITHHELD 1,056,444
                                       ----------             ---------

          Thomas J. Burns          FOR 10,722,020    WITHHELD 1,166,347
                                       ----------             ---------


     (2) To ratify the appointment by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2002.

          FOR 11,338,133           AGAINST 360,979            ABSTAIN 189,254
              ----------                   -------                    -------

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

CFS BANCORP, INC.

Date:  May 14, 2002        By:  /s/ THOMAS F. PRISBY
                           ---------------------------------------------------
                                Thomas F. Prisby, Chairman and
                                  Chief Executive Officer

Date:  May 14, 2002        By:  /s/ JOHN T. STEPHENS
                           ---------------------------------------------------
                                John T. Stephens, Executive Vice President and
                                  Chief Financial Officer