Form 10-Q
period 2002-06-30
CFS BANCORP INC
filed 2002-08-14
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002.

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

The Registrant had 13,229,501 shares of Common Stock issued and outstanding as of July 24, 2002.

                                CFS BANCORP, INC.

                                      INDEX


                                                                        Page No.
                                                                        --------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition at
                    June 30, 2002 and December 31, 2001                        3

                    Consolidated Statements of Income for the Three and Six
                    Months Ended June 30, 2002 and 2001                        4

                    Consolidated Statement of Changes in Stockholders' Equity
                    for the Six Months Ended June 30, 2002                     5

                    Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 2002 and 2001                               6

                    Notes to Consolidated Financial Statements                 8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                 14

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk                                                      23


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                         23

         Item 2.    Changes in Securities and Use of Proceeds                 23

         Item 3.    Defaults upon Senior Securities                           23

         Item 4.    Submission of Matters to a Vote of Security Holders       23

         Item 5.    Other Information                                         23

         Item 6.    Exhibits and Reports on Form 8-K                          23

                    Exhibit 99.1 - Certification of Form 10-Q                 25

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                June 30, 2002   December 31, 2001
                                                                                -------------   -----------------
                                                                                 (Unaudited)
ASSETS
Cash and amounts due from depository institutions                                $    18,736       $    28,250
Interest-bearing deposits                                                             93,479           137,978
Federal funds sold                                                                    27,935           105,839
                                                                                 -----------       -----------
       Cash and cash equivalents                                                     140,150           272,067

Investment securities available-for-sale                                              48,472            47,225
Mortgage-backed securities available-for-sale                                        312,288           276,158
Mortgage-backed securities held-to-maturity
  (fair value 2002 - $31,026; 2001 - $37,744)                                         30,590            37,034
Loans receivable, net                                                                924,339           883,352
Investment in Federal Home Loan Bank stock, at cost                                   26,025            26,165
Office properties and equipment                                                       14,501            14,983
Accrued interest receivable                                                            7,285             6,887
Real estate owned                                                                      1,715             1,128
Investment in bank-owned life insurance                                               30,792            30,052
Prepaid expenses and other assets                                                      9,365             9,083
                                                                                 -----------       -----------
       Total assets                                                              $ 1,545,522       $ 1,604,134
                                                                                 ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                         $   894,606       $   945,948
Borrowed money                                                                       459,808           462,658
Advance payments by borrowers for taxes and insurance                                  4,295             4,497
Other liabilities                                                                     17,427            19,747
                                                                                 -----------       -----------
          Total liabilities                                                        1,376,136         1,432,850
                                                                                 -----------       -----------

Stockholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 0
       at June 30, 2002 and December 31, 2001 Common stock, $.01 par value:
     Authorized shares - 85,000,000
     Issued shares - 23,423,306
       at June 30, 2002 and December 31, 2001
     Outstanding shares - 13,257,348 and 13,626,146
       at June 30, 2002 and December 31, 2001, respectively                              234               234
   Additional paid-in capital                                                        189,440           189,547
   Retained earnings, substantially restricted                                       106,166           105,064
   Treasury stock, at cost: 10,165,958 and 9,797,160 shares
     at June 30, 2002, and December 31, 2001, respectively                          (117,273)         (112,167)
   Unearned common stock acquired by ESOP                                             (9,570)           (9,570)
   Unearned common stock acquired by RRP                                              (2,874)           (4,543)
   Accumulated other comprehensive income, net of tax                                  3,263             2,719
                                                                                 -----------       -----------
     Total stockholders' equity                                                      169,386           171,284
                                                                                 -----------       -----------

          Total liabilities and stockholders' equity                             $ 1,545,522       $ 1,604,134
                                                                                 ===========       ===========

See accompanying notes.

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                   ---------------------------   -------------------------
                                                       2002           2001          2002         2001
                                                       ----           ----          ----         ----
Interest income:
  Loans                                            $    15,748    $    18,015    $    31,336    $    37,266
  Mortgage-related securities                            4,696          5,600          9,362         11,570
  Other investment securities                              523          2,608            856          5,902
  Other                                                  1,161          2,070          2,552          3,301
                                                   -----------    -----------    -----------    -----------
               Total interest income                    22,128         28,293         44,106         58,039

Interest expense:
  Deposits                                               6,097         10,961         13,312         21,857
  Borrowings                                             6,881          7,432         13,679         15,099
                                                   -----------    -----------    -----------    -----------
               Total interest expense                   12,978         18,393         26,991         36,956
               Net interest income before
                  provision for losses on loans          9,150          9,900         17,115         21,083
Provision for losses on loans                              350            450            550            900
                                                   -----------    -----------    -----------    -----------
               Net interest income after
                  provision for losses on loans          8,800          9,450         16,565         20,183

Non-interest income:
  Loan fees                                                290            277            695            638
  Fees on deposit accounts                                 909            656          1,447          1,145
  Insurance commissions                                    376            240            664            472
  Investment commissions                                   278            221            540            466
  Gain on sale of available-for-sale
     investment securities - net                            24            451            271            590
  Income from bank-owned life insurance                    392            362            740            750
  Other income                                             225            144            383            301
                                                   -----------    -----------    -----------    -----------
               Total non-interest income                 2,494          2,351          4,740          4,362

Non-interest expense:
  Compensation and employee benefits                     5,094          4,895         10,090          9,676
  Net occupancy expense                                    616            551          1,211          1,255
  Furniture and equipment expense                          476            496            938          1,034
  Federal deposit insurance premiums                        42             45             86             91
  Data processing                                          584            321            936            643
  Marketing                                                253            252            411            399
  Other general and administrative expenses              1,387          1,484          2,566          2,711
                                                   -----------    -----------    -----------    -----------
               Total non-interest expense                8,452          8,044         16,238         15,809

Income before income taxes                               2,842          3,757          5,067          8,736
Income tax expense                                         859          1,094          1,520          2,750
                                                   -----------    -----------    -----------    -----------

               Net income                          $     1,983    $     2,663    $     3,547    $     5,986
                                                   ===========    ===========    ===========    ===========

Per share data:
  Basic earnings per share                         $      0.16    $      0.18    $      0.29    $      0.40
  Diluted earnings per share                              0.16           0.18           0.28           0.40
  Cash dividends declared per share                       0.10           0.09           0.20           0.18
  Weighted average shares outstanding               12,147,733     14,653,346     12,161,635     14,812,600
  Weighted average diluted shares outstanding       12,669,255     15,029,024     12,670,059     15,114,337

See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           Common    Common   Accumulated
                                                   Additional                               Stock     Stock       Other
                                            Common    Paid-In    Retained    Treasury    Acquired  Acquired  Comprehensive
                                             Stock    Capital    Earnings       Stock     by ESOP    by RRP      Income      Total
                                             -----    -------    --------       -----     -------    ------      ------      -----

Balance January 1, 2001                      $ 234  $ 189,547   $ 105,064   ($112,167)  ($  9,570) $  4,543)  $   2,719   $ 171,284

Net income                                      --         --       3,547          --          --         --          --      3,547
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net
     of reclassification adjustment             --         --          --          --          --         --         544        544
                                                                                                                              ------
Total comprehensive income                                                                                                    4,091

Purchase of treasury stock                      --         --          --      (5,740)         --         --          --     (5,740)

Exercise of stock options                       --       (107)         --         634          --         --          --        527

Amoritization of awards granted under
     Recognition and Retention Plan             --         --         (60)         --          --      1,669          --      1,609

Dividends declared on common stock              --         --      (2,385)         --          --         --          --     (2,385)
                                            ----------------------------------------------------------------------------------------
Balance June 30, 2002                       $  234  $ 189,440   $ 106,166   ($117,273)  ($  9,570)  ($  2,874)  $   3,263  $ 169,386
                                            ======  =========   =========   =========   =========   =========   =========  =========

See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                             Six Months Ended June 30,
                                                                2002          2001
                                                                ----          ----
   Net income                                                $   3,547     $   5,986
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                              550           900
        Depreciation expense                                       920         1,006
        Deferred income taxes  (benefit)                         1,351          (552)
        Amortization of cost of stock benefit plans              1,609         1,424
        Change in deferred income                                  904           148
        (Increase) decrease in interest receivable                (398)        2,464
        Decrease in accrued interest payable                      (211)         (679)
        Proceeds from sale of loans held for sale                5,246         2,872
        Origination of loans held for sale                      (4,261)       (2,741)
        Net gain on sale of available-for-sale securities         (271)         (590)
        Increase in prepaid expenses and other assets           (2,777)       (1,151)
        Decrease in other liabilities                           (3,449)       (2,275)
                                                             ---------     ---------

Net cash provided by operating activities                        2,760         6,812
                                                             ---------     ---------

Investing activities:
   Available-for-sale investment securities:
        Purchases                                             (169,338)     (107,296)
        Repayments                                             167,183        70,750
        Sales                                                    1,011         8,957
   Held to maturity investment securities:
        Repayments and maturities                                   --       100,000
   Available-for-sale mortgage-related securities:
        Purchases                                              (98,496)      (14,117)
        Repayments                                              63,538        18,413
        Sales                                                       --        14,102
   Held to maturity mortgage-related securities:
        Repayments                                               6,388        13,895
   Purchase of Federal Home Loan Bank stock                        (19)          (56)
   Redemption of Federal Home Loan Bank stock                      159           266
   Loan originations and principal payments on loans, net      (44,939)       67,556
   Additional costs on real estate owned                           (81)         (149)
   Proceeds from sale of real estate owned                       1,008           924
   Purchases of property and equipment                            (874)         (566)
   Disposals of property and equipment                             435           144
                                                             ---------     ---------
Net cash provided by (used in) investing activities            (74,025)      172,823
                                                             ---------     ---------

                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Six Months
                                                            Ended June 30,
                                                            2002         2001
                                                            ----         ----

Financing activities:
   Proceeds from exercise of stock options                    527          355
   Dividends paid on common stock                          (1,188)      (2,720)
   Purchase of treasury stock                              (5,740)      (8,340)
   Net increase in NOW, passbook and money
     market accounts                                       41,278       16,264
   Net increase (decrease) in certificates of deposit     (92,477)      42,329
   Net decrease in advance payments by
     borrowers for taxes and insurance                       (202)        (341)
   Net decrease in borrowed funds                          (2,850)     (47,173)
                                                        ---------    ---------
   Net cash flows provided by financing activities        (60,652)         374
                                                        ---------    ---------
   Increase (decrease) in cash and cash equivalents      (131,917)     180,009
   Cash and cash equivalents at beginning of period       272,067       59,259
                                                        ---------    ---------
   Cash and cash equivalents at end of period           $ 140,150    $ 239,265
                                                        =========    =========

  Supplemental disclosure of non-cash activities:
     Transfer of loans to real estate owned             $   1,514    $   1,109

See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 2001 contained in the CFS Bancorp, Inc. (the "Company") annual report to stockholders. The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.       LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                          June 30, 2002       December 31, 2001
                                          -------------       -----------------
                                                (Dollars in thousands)
Mortgage loans:                          Amount          %       Amount          %
                                         ------        ---       ------        ---
  Single-family residential           $ 469,165     50.31%    $ 535,197     60.07%
  Multi-family residential               70,898      7.60        51,635      5.80
  Commercial real estate                210,871     22.61       142,663     16.01
Construction and land
  development:
    Single-family residential            13,637      1.46        17,208      1.93
    Multi-family residential             55,361      5.94        26,443      2.97
    Commercial and land development      86,129      9.24        76,168      8.55
  Home equity                            45,901      4.92        41,416      4.65
                                      -------------------     -------------------
        Total mortgage loans            951,962    102.08       890,730     99.98

Other loans:
    Commercial                           32,220      3.46        23,996      2.69
    Consumer                              2,268       .24         2,066       .23
    Undisbursed portion of
       loan proceeds                    (51,674)    (5.54)      (24,454)    (2.75)
    Deferred loan fees                   (2,227)     (.24)       (1,324)     (.15)
                                      -------------------     -------------------
        Total loans receivable          932,549    100.00%      891,014    100.00%
                                      -------------------     -------------------

Less:
  Allowance for losses on loans           8,210                   7,662
                                      ---------               ---------
Loans receivable, net                 $ 924,339               $ 883,352
                                      =========               =========

3.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):


Available-for-Sale at June 30, 2002:

                                                          Gross        Gross
                                         Amortized   Unrealized   Unrealized         Fair
                                              Cost        Gains       Losses        Value
                                              ----        -----       ------        -----
Callable agency securities, corporate
    bonds and commercial paper             $37,952      $   167      $     5      $38,114
Trust preferred securities                   4,930           --          480        4,450
Equity securities                            6,169          514          775        5,908
                                           -------      -------      -------      -------
                                           $49,051      $   681      $ 1,260      $48,472
                                           =======      =======      =======      =======


Available-for-Sale at December 31, 2001:

                                                          Gross        Gross
                                         Amortized   Unrealized   Unrealized         Fair
                                              Cost        Gains       Losses        Value
                                              ----        -----       ------        -----
Callable agency securities, corporate
     bonds and commercial paper            $33,169      $    12      $    33      $33,148
Trust preferred securities                   4,929           --          534        4,395
Equity securities                            7,489          611          454        7,646
Asset-backed notes                           2,026           10           --        2,036
                                           -------      -------      -------      -------
                                           $47,613      $   633      $ 1,021      $47,225
                                           =======      =======      =======      =======

4.        MORTGAGE-BACKED SECURITIES

The amortized cost of mortgage-backed securities and their fair values are as follows (in thousands):

Available-for-Sale at June 30, 2002:
                                                                 Gross         Gross
                                               Amortized    Unrealized    Unrealized          Fair
                                                    Cost         Gains        Losses         Value
                                                    ----         -----        ------         -----
Participation certificates                      $ 57,546      $  1,729      $     40      $ 59,235
Real estate mortgage investment conduits
   and collateralized mortgage obligations       248,364         4,711            22       253,053
                                                 -------         -----            --       -------
                                                $305,910      $  6,440      $     62      $312,288
                                                ========      ========      ========      ========

Available-for-Sale at December 31, 2001:
                                                                 Gross         Gross
                                               Amortized    Unrealized    Unrealized          Fair
                                                    Cost         Gains        Losses         Value
                                                    ----         -----        ------         -----
Participation certificates                      $ 32,089      $  1,215      $     79      $ 33,225
Real estate mortgage investment conduits
   and collateralized mortgage obligations       239,776         3,439           282       242,933
                                                 -------         -----            --       -------
                                                $271,865      $  4,654      $    361      $276,158
                                                ========      ========      ========      ========


Held-to-Maturity at June 30, 2002:
                                                                 Gross         Gross
                                               Amortized    Unrealized    Unrealized          Fair
                                                    Cost         Gains        Losses         Value
                                                    ----         -----        ------         -----
Participation certificates                      $ 26,974       $   411       $    30      $ 27,355
Real estate mortgage investment conduits
   and collateralized mortgage obligations         3,616            55             -         3,671
                                                 -------         -----            --       -------
                                                $ 30,590       $   466       $    30      $ 31,026
                                                ========      ========      ========      ========


Held-to-Maturity at December 31, 2001:
                                                                 Gross         Gross
                                               Amortized    Unrealized    Unrealized          Fair
                                                    Cost         Gains        Losses         Value
                                                    ----         -----        ------         -----
Participation certificates                      $ 28,644       $   659       $    69       $29,234
Real estate mortgage investment conduits
   and collateralized mortgage obligations         8,390           125             5         8,510
                                                 -------         -----            --       -------
                                                $ 37,034       $   784       $    74       $37,744
                                                ========       =======       =======       =======

5.       DEPOSITS

The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.

                                                                June 30, 2002                  December 31, 2001
                                                                -------------                  -----------------
                                                            Amount       Percentage           Amount       Percentage
                                                            ------       ----------           ------       ----------
                                                                         (Dollars in thousands)
NOW accounts:
  Noninterest-bearing                                      $29,072            3.25%          $26,970            2.85%
  Interest-bearing                                          85,931            9.60            81,217            8.59
Money market accounts                                      109,853           12.29            89,205            9.44
Savings accounts                                           216,979           24.26           203,165           21.49
Certificates of deposit:
  $100,000 or less                                         367,666           41.12           416,675           44.07
  Over $100,000                                             84,744            9.48           128,212           13.56
                                                          --------          ------          --------          ------
      Deposits                                            $894,245          100.00%         $945,444          100.00%
Accrued interest                                               361                               504
                                                          --------                          --------
Total                                                     $894,606                          $945,948
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

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement did not result in any changes to reported earnings since the Company currently has no goodwill nor intangible assets with indefinite lives.

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

7.       EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                              Three Months Ended               Six Months Ended
                                                              ------------------               ----------------
                                                                   June 30,                      June 30,
                                                                   --------                      --------
                                                             2002          2001             2002            2001
                                                             ----          ----             ----            ----
                                                                (Dollars in thousands, except per share data)
Net income                                               $      1,983    $      2,663    $      3,547    $      5,986

Weighted average number of common shares outstanding       13,333,516      16,117,753      13,441,871      16,362,210
Average ESOP shares not committed to be released             (912,133)     (1,031,757)       (927,086)     (1,046,710)
Average RRP shares not vested                                (273,650)       (432,650)       (353,150)       (502,900)
                                                         ------------    ------------    ------------    ------------
Weighted average number of shares outstanding
   for basic earnings per share computation purposes       12,147,733      14,653,346      12,161,635      14,812,600
Dilutive effects of employee stock options                    521,522         375,678         508,424         301,737
                                                         ------------    ------------    ------------    ------------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes     12,669,255      15,029,024      12,670,059      15,114,337
                                                         ============    ============    ============    ============

Basic earnings per share                                 $       0.16    $       0.18    $       0.29    $       0.40
Diluted earnings per share                                       0.16            0.18            0.28            0.40



8.        COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income:

                                                      Three Months Ended           Six Months Ended
                                                           June 30,                    June 30,
                                                           --------                    --------
                                                          2002          2001         2002           2001
                                                          ----          ----         ----           ----
                                                                  (Dollars in thousands)
Net income                                              $1,983        $2,663       $3,547         $5,986
Net change in unrealized gain (loss) on
   securities available-for-sale, net                    1,774         (680)          544          3,468
                                                        ------        ------       ------         ------
Comprehensive income                                    $3,757        $1,983       $4,091         $9,454
                                                        ======        ======       ======         ======

9.       NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                                         June 30, 2002    December 31, 2001
                                                         -------------    -----------------
                                                                (Dollars in thousands)
Non-accrual loans:
     Mortgage loans:
          Construction and land development                $12,991            $ 1,361
          Single-family residential                          6,711              8,579
          Multi-family residential                              59                 36
          Non-residential                                    1,609              1,798
          Home equity                                          253                692
     Other loans:
          Commercial                                         1,294              1,117
          Consumer                                             662                291
                                                           -------            -------
          Total non-performing loans                        23,579             13,874
          Real estate owned                                  1,715              1,128
                                                           -------            -------
          Total non-performing assets                      $25,294            $15,002
                                                           =======            =======

          Non-performing assets to total assets               1.64%              0.94%
          Non-performing loans to total loans                 2.53               1.56


The following table is a summary of changes in the allowance for loan losses for the six months ended June 30, 2002, the year ended December 31, 2001 and the six months ended June 30, 2001:

                                                        Six Months Ended               Year Ended        Six Months Ended
                                                           June 30, 2002         December 31, 2001          June 30, 2001
                                                           -------------         -----------------          -------------
                                                                             (Dollars in thousands)
     Balance at beginning of period                               $7,662                     $7,187                 $7,187
     Provision for loan losses                                       550                      1,150                    900
     Charge-offs                                                     (86)                      (855)                  (813)
     Recoveries                                                       84                        180                     38
                                                                  ------                     ------                 ------
     Balance at end of period                                     $8,210                     $7,662                 $7,312
                                                                  ======                     ======                 ======

     Allowance for loan losses to total
        non-performing loans at end of period                      34.82%                     55.23%                 58.67%
     Allowance for loan losses to total loans
        at end of period                                            0.88                       0.86                   0.76

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, management's intentions, beliefs, or expectations, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, the positive net earnings effects of various tax strategies, anticipated future opportunities for use of liquidity, restructuring of the loan portfolio and fixed-income portfolio, increased emphasis on business banking and commercial lending, Federal Reserve Board interest rate cuts and interest rate environment, the process improvement program, the consolidation and relocation of branch offices, the resolution of the large construction loan delinquency, outsourcing of the investment services function, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation; and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. Many of such factors are not subject to the Company's control. Stockholders are cautioned that any such forward-looking statements included herein are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequently to the date such forward-looking statements are made.

CHANGES IN FINANCIAL CONDITION

At June 30, 2002 the Company's total assets amounted to $1.5 billion or approximately $58.6 million less than at December 31, 2001, while total liabilities decreased $56.7 million and stockholders' equity decreased $1.9 million over this same period.

Cash and cash equivalents were $140.2 million at June 30, 2002 compared to $272.1 million at December 31, 2001. The decrease of $131.9 million was used primarily to fund origination of commercial and multi-family real estate mortgage loans, purchase mortgage-backed securities and fund certificate withdrawals as the Company continued implementation of its strategic plan.

Investment securities available-for-sale were $48.5 million at June 30, 2002 compared to $47.2 million at December 31, 2001. Mortgage-backed securities available-for-sale were $312.3 million at June 30, 2002 compared to $276.2 million at December 31, 2001 while mortgage-backed securities held-to-maturity were $30.6 million at June 30, 2002 compared to $37.0 million at December 31, 2001. This net increase in investment and mortgage-backed securities of $30.9 million is a result of the Company investing in mortgage-backed securities available-for-sale with yields greater than were being earned while these funds were in cash and cash-equivalents. However, the cash flows from these mortgage-backed securities are anticipated to be received over a relatively short period of time.

Loans receivable increased to $924.3 million at June 30, 2002 from $883.4 million at December 31, 2001. This net increase of $40.9 million resulted from using cash and cash equivalents to fund new loan originations. The net reduction of $69.6 million in single-family residential mortgage and construction loans reflected the continuing shift in the composition of the Company's loan portfolio into higher levels of investment in commercial, commercial real estate, multi-family real estate and home equity loans.

Deposits decreased $51.3 million to $894.6 at June 30, 2002 from $945.9 million at December 31, 2001. The reduction was the result of a reduction of $92.5 million in certificates of deposit being partially offset by an increase in core deposits of $41.2 million.

Borrowed money was $459.8 million at June 30, 2002 compared to $462.7 million at December 31, 2001. Borrowed funds consist of advances from the Federal Home Loan Banks of Indianapolis and Chicago and Community Investment Program funds from the Federal Home Loan Bank of Indianapolis.

Stockholders' equity was $169.4 million at June 30, 2002 compared to $171.3 million at December 31, 2001. The $1.9 million net reduction was the result primarily of the repurchase of $5.8 million of the Company's common stock offset by $705,000 of options exercised during the first six months of 2002. This net decrease in stockholders' equity of $5.1 million resulting from the Company's stock repurchase activity was partially offset by $1.7 million of shares held in the RRP Trust becoming vested and issued to plan participants, $1.1 million added to retained earnings from net income less dividends paid to stockholders and an increase of $544,000 in accumulated other comprehensive income.

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


                                                                                 Three Months Ended June 30,
                                             --------------------------------------------------------------------------------------
                                                             2002                                          2001
                                             --------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
                                                   Average                 Average           Average                       Average
                                                   Balance   Interest   Yield/Cost           Balance       Interest     Yield/Cost
                                             --------------------------------------------------------------------------------------
Interest-earning assets:
  Loans Receivable (1)
     Real estate loans                              $881,066    $15,325      6.96%            $935,611      $17,609          7.53%
     Other loans                                      29,317        423      5.77%              20,065          406          8.09%
                                                ------------------------                 ---------------------------
          Total loans                                910,383     15,748      6.92%             955,676       18,015          7.54%
  Securities (2)                                     378,340      5,219      5.52%             496,639        8,208          6.61%
  Other interest-earning assets (3)                  204,567      1,161      2.27%             180,926        2,070          4.58%
                                                ------------------------                 ---------------------------
      Total interest-earning assets                1,493,290     22,128      5.93%           1,633,241       28,293          6.93%

Non-interest earning assets                           79,037                                    80,264
                                                -------------                            --------------
Total assets                                      $1,572,327                                $1,713,505
                                                =============                            ==============

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts                  $192,589      $ 655      1.36%            $144,776        $ 885          2.45%
     Passbook accounts                               217,778        694      1.27%             203,312        1,284          2.53%
     Certificates of deposit                         468,350      4,748      4.06%             599,013        8,792          5.87%
                                                ------------------------                 ---------------------------
          Total deposits                             878,717      6,097      2.78%             947,101       10,961          4.63%

  Total borrowings                                   462,180      6,881      5.96%             501,645        7,432          5.93%
                                                ------------------------                 ---------------------------
     Total interest-bearing liabilities            1,340,897     12,978      3.87%           1,448,746       18,393          5.08%

Non-interest bearing liabilities (4)                  62,964                                    64,903
                                                -------------                            --------------
          Total liabilities                        1,403,861                                 1,513,649
Net worth                                            168,466                                   199,856
                                                -------------                            --------------
          Total liabilities and stockholders'
            equity                                $1,572,327                                $1,713,505
                                                =============                            ==============

Net interest-earning assets                         $152,393                                  $184,495
                                                =============                            ==============
Net interest income/interest rate spread                         $9,150      2.06%                           $9,900          1.85%
                                                             ======================                   ============================
Net interest margin                                                          2.45%                                           2.42%
                                                                        ===========                                 ===============
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                     111.37%                                         112.73%
                                                                        ===========                                 ===============


(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2) Average balances of securities available-for-sale are based on historical costs.
(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.
(4)  Consists primarily of demand deposit accounts.

                                                                           Six Months Ended June 30,
                                             --------------------------------------------------------------------------------------
                                                                 2002                                        2001
                                             --------------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
                                                     Average                  Average        Average                       Average
                                                     Balance   Interest    Yield/Cost        Balance      Interest      Yield/Cost
                                             --------------------------------------------------------------------------------------
Interest-earning assets:
  Loans Receivable (1)
     Real estate loans                              $872,021     $30,159      7.00%         $954,349       $36,403           7.63%
     Other loans                                      28,335         817      5.77%           20,345           863           8.48%
                                                -------------------------               ---------------------------
          Total loans                                900,356      31,336      6.96%          974,694        37,266           7.65%
  Securities (2)                                     368,938      10,218      5.54%          518,529        17,472           6.74%
  Other interest-earning assets (3)                  235,273       2,552      2.17%          132,205         3,301           4.99%
                                                -------------------------               ---------------------------
     Total interest-earning assets                 1,504,567      44,106      5.86%        1,625,428        58,039           7.14%

Non-interest earning assets                           83,676                                  81,359
                                                -------------                           -------------
Total assets                                      $1,588,243                              $1,706,787
                                                =============                           =============

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts                  $185,442      $1,330      1.43%         $137,596        $1,688           2.45%
     Passbook accounts                               214,356       1,469      1.37%          204,809         2,678           2.62%
     Certificates of deposit                         493,489      10,513      4.26%          589,297        17,491           5.94%
                                                -------------------------               ---------------------------
          Total deposits                             893,287      13,312      2.98%          931,702        21,857           4.69%

  Total borrowings                                   462,406      13,679      5.92%          511,253        15,099           5.91%
                                                -------------------------               ---------------------------
     Total interest-bearing liabilities            1,355,693      26,991      3.98%        1,442,955        36,956           5.12%

Non-interest bearing liabilities (4)                  62,949                                  64,065
                                                -------------                           -------------
          Total liabilities                        1,418,642                               1,507,020
Net worth                                            169,601                                 199,767
                                                -------------                           -------------
          Total liabilities and stockholders'
            equity                                $1,588,243                              $1,706,787
                                                =============                           =============

Net interest-earning assets                         $148,874                                $182,473
                                                =============                           =============
Net interest income/interest rate spread                         $17,115      1.88%                        $21,083           2.02%
                                                             =======================                 ==============================
Net interest margin                                                           2.28%                                          2.59%
                                                                         ===========                               ================
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                      110.98%                                        112.65%
                                                                         ===========                               ================

RATE /VOLUME ANALYSIS
The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the three months ended June 30, 2002 compared to 2001. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate);
(ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).


                                                                          Three Months Ended June 30,
                                                                             2002 compared to 2001
                                                  -----------------------------------------------------------------
                                                                            (Dollars in thousands)
                                                                           Increase (decrease) due to
                                                  -----------------------------------------------------------------
                                                                                                         Total Net
                                                                                             Rate/        Increase
                                                           Rate             Volume          Volume      (Decrease)
                                                  -------------- ------------------ --------------- ---------------
Interest-earning assets:
  Loans receivable:
     Real estate loans                                  ($1,337)          ($1,027)              $78        ($2,286)
     Other loans                                           (117)              188               (54)            17
                                                    ----------------------------------------------------------------
        Total loans receivable                           (1,454)             (839)               24         (2,269)

  Securities                                             (1,356)           (1,955)              323         (2,988)
  Other interest-earning assets                          (1,043)              270              (136)          (909)
                                                    ----------------------------------------------------------------

Total net change in income on
  interest-earning assets                                (3,853)           (2,524)              211         (6,166)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets accounts                        (393)              293              (130)          (230)
     Passbook accounts                                     (636)               91               (45)          (590)
     Certificates of deposit                             (2,719)           (1,918)              593         (4,044)
                                                    ----------------------------------------------------------------
          Total deposits                                 (3,748)           (1,534)              418         (4,864)

Borrowings                                                   37              (585)               (3)          (551)
                                                    ----------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities                           (3,711)           (2,119)              415         (5,415)
                                                    ----------------------------------------------------------------

Net change in net interest income                         ($142)            ($405)            ($204)         ($751)
                                                    ================================================================

RATE /VOLUME ANALYSIS
The following table sets forth the effects of changing rates and volumes on net interest income of the Company for the six months ended June 30, 2002 compared to 2001. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate);
(ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).


                                                                     Six Months Ended June 30,
                                                                       2002 compared to 2001
                                                  -----------------------------------------------------------------
                                                                      (Dollars in thousands)
                                                                     Increase (decrease) due to
                                                  -----------------------------------------------------------------
                                                                                                         Total Net
                                                                                             Rate/        Increase
                                                           Rate             Volume          Volume      (Decrease)
                                                  -----------------------------------------------------------------
Interest-earning assets:
  Loans receivable:
     Real estate loans                                  ($3,003)          ($3,141)            $259         ($5,885)
     Other loans                                           (277)              339             (108)            (46)
                                                    ----------------------------------------------------------------
        Total loans receivable                           (3,280)           (2,802)             151          (5,931)

  Securities                                             (3,110)           (5,040)             897          (7,253)
  Other interest-earning assets                          (1,867)            2,574           (1,456)           (749)
                                                    ----------------------------------------------------------------

Total net change in income on
  interest-earning assets                                (8,257)           (5,268)            (408)        (13,933)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets accounts                        (701)              587             (244)           (358)
     Passbook accounts                                   (1,274)              125              (60)         (1,209)
     Certificates of deposit                             (4,937)           (2,844)             803          (6,978)
                                                    ----------------------------------------------------------------
          Total deposits                                 (6,912)           (2,132)             499         (8,545)

Borrowings                                                   25            (1,442)              (3)         (1,420)
                                                    ----------------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities                           (6,887)           (3,574)             496          (9,965)
                                                    ----------------------------------------------------------------

Net change in net interest income                       ($1,370)          ($1,694)           ($904)        ($3,968)
                                                    ================================================================

RESULTS OF OPERATIONS

The Company reported net income of $2.0 million or $0.16 per diluted share for the three months ended June 30, 2002 compared to $2.7 million or $0.18 per diluted share for the three months ended June 30, 2001. Net income for the six months ended June 30, 2002 was $3.5 million or $0.28 per diluted share compared to $6.0 million or $0.40 per diluted share for the same period in 2001.

Net interest income for the second quarter of 2002 was $9.2 million compared to $9.9 million for the second quarter of 2001. Net interest income for the first six months of 2002 was $17.1 million compared to $21.1 million for the same period in 2001. For the six months ended June 30, 2002 compared to the first six months in 2001 the interest rate spread was 1.88 percent compared to 2.02 percent respectively, while the net interest margin was 2.28 percent compared to
2.59 percent, respectively. For the three months ended June 30, 2002 compared to the same period in 2001, the interest rate spread was 2.06 percent compared to
1.85 percent, respectively, while the net interest margin was 2.45 percent compared to 2.42 percent, respectively. Both the interest rate spread and the interest margin improved in the second quarter of 2002 as the Company redeployed cash and cash equivalents into higher yielding interest-earning assets.

Interest income for the second quarter of 2002 was $22.1 million compared to $28.3 million for the second quarter of 2001. Interest income for the first six months of 2002 was $44.1 million compared to $58.0 million for the first six months of 2001. The primary reasons for the decreases in the 2002 periods were the reduction in the average balances of investment securities and loans combined with an increase in the average balance of cash and cash equivalents which have a lower yield. In addition, all interest-earning assets realized lower average yields earned in the three months and six months ended June 30, 2002 compared to the same periods in 2001 as a result of the eleven rate reductions made during 2001 by the Federal Reserve Board.

Interest expense for the three months ended June 30, 2002 was $13.0 million compared to $18.4 million for the same period in 2001. Interest expense for the six months ended June 30, 2002 was $27.0 million compared to $37.0 million for the six months ended June 30, 2001. The decreases in the three and six months ended June 30, 2002 compared to the same periods in 2001 were the result of lower average balances and lower rates of interest paid on deposits.

The Company's provision for loan losses for the three months ended June 30, 2002 was $350,000 compared to $450,000 for the three months ended June 30, 2001. The provision for loan losses for the six months ended June 30, 2002 was $550,000 compared to $900,000 for the six months ended June 30, 2001. The decreases for the three and six months ended June 30, 2002 compared to 2001 were mainly due to the reduction in the overall average balance of loans receivable. Though the provisions in both periods of 2002 were less than 2001, the loan loss reserve as a percentage of total loans increased from 0.76 percent to 0.88 percent when comparing the six months ended June 30, 2001 to June 30, 2002. Management believes that as of June 30, 2002 the allowance for loan losses was adequate; however, no assurances can be given that future charge-offs and/or additional provisions will not be needed. As the Company redeploys cash and cash equivalents into loans during the remainder of 2002 and anticipate that the average balance of loans will increase, the provision for loan losses is expected to increase from the levels of the first six months of the year.

Non-performing loans increased significantly from $13.9 million at December 31, 2001 to $23.6 million at June 30, 2002 due primarily to a $11.4 million construction loan on an apartment complex becoming 90 days delinquent at the end of June 2002. This property consists of 14 buildings with 173 units. The complex is 80.0 percent complete with approximately 60.0 percent of the total units rented. Absent this loan, the non-performing loans would have decreased approximately $1.7 million from December 31, 2001 to June 30, 2002. Management of the Bank has been working with this borrower to resolve the delinquency and currently does not expect to incur any loss on this loan.

Non-interest income for the three months ended June 30, 2002 was $2.5 million compared to $2.4 million for the three months ended June 30, 2001 and amounted to $4.7 million for the six months ended June 30, 2002 compared to $4.4 million for the same period in 2001. The increases in non-interest income in both the three and six month periods of 2002 compared to 2001 partially reflects increases in fee income as a result of the process improvement program the Company implemented in 2001. This overall improvement in non-interest income was partially offset by an approximate $300,000 reduction in the net gain on sale of investment securities available-for-sale during the second three months of 2002 compared to the same period of 2001 and also in the six months ended June 30, 2002 when compared to the six months ended June 30, 2001.

Non-interest expense was $8.5 million for the three months ended June 30, 2002 compared to $8.0 million for three months ended June 30, 2001. Non-interest expense was $16.2 million for the first six months of 2002 compared to $15.8 million for the same period in 2001. For both the three months and the six months ended June 30, 2002 compared to the same periods in 2001, increases in compensation and employee benefits of $280,000 resulting from staff restructuring within the Bank and the Investment Division, increases in pension expense of $219,000 and $438,000 for the three and six months ended June 30, 2002, respectively, resulting from the Bank's pension plan no longer being considered fully funded and increases in data processing expenses related to the changing of processing to a proof of deposit environment accounted for the majority of the differences.

Income tax expense for the three months ended June 30, 2002 was $859,000 or 30.2 percent of income before income taxes compared to $1.1 million or 29.1 percent of income before income taxes for the three months ended June 30, 2001. For the six months ended June 30, 2002 income tax expense was $1.5 million or 30.0 percent of income before income taxes compared to $2.8 million or 31.5 percent for the same period in 2001. The decline in the Company's effective tax rate for the six months ended June 30, 2002 was due to implementation of various tax strategies over the past few years. The Company estimates that its effective rate for the remainder of 2002 will be approximately 30.0 percent.

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

Liquidity management is both a daily and long term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At June 30, 2002 the total approved investment and loan origination commitments outstanding amounted to $95.0 million. At the same date, the unadvanced portion of construction loans amounted to $51.7 million. Investment securities scheduled to mature in one year or less at June 30, 2002 were $11.3 million.

Based on historical experience, the Company believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At June 30, 2002 the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels at June 30, 2002 are set forth below (dollars in thousands):


                                Required Capital                  Actual Capital                   Excess Capital

                               Amount       Percent             Amount       Percent             Amount       Percent
                               ------       -------             ------       -------             ------       -------
Tangible capital              $22,805          1.50%          $133,761          8.80%          $110,956          7.30%

Core capital                   60,813          4.00            133,761          8.80             72,948          4.80

Risk-based capital             76,453          8.00            141,971         14.86             65,518          6.86

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 5.           OTHER INFORMATION

Not applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)      List of Exhibits (filed herewith unless otherwise noted)

3.1      Certificate of Incorporation of CFS Bancorp, Inc.*
3.2      Bylaws of CFS Bancorp, Inc.*
4.0      Form of Stock Certificate of CFS Bancorp, Inc.*
10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc. and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
10.5     CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan**
10.6 CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement**
99.1     Certification Pursuant to 18 U.S.C. Section 1350 as adapted pursuant to
         Section 906 of Sarbanes-Oxley Act of 2002.

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

CFS BANCORP, INC.

Date:  August 14, 2002              By:     /s/
                                    --------------------------------------------
                                            Thomas F. Prisby, Chairman and
                                               Chief Executive Officer

Date:  August 14, 2002              By:     /s/
                                    --------------------------------------------
                                            John T. Stephens, Executive Vice
                                                    President and
                                               Chief Financial Officer