Form 10-Q
period 2002-09-30
CFS BANCORP INC
filed 2002-11-14
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002.

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

The Registrant had 12,851,197 shares of Common Stock issued and outstanding as of October 31, 2002.

                                CFS BANCORP, INC.

                                      INDEX


                                                                                               Page No.
PART I   FINANCIAL INFORMATION                                                                 --------

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition at
                    September 30, 2002 and December 31, 2001                                      3

                    Consolidated Statements of Income for the Three and Nine
                    Months Ended September 30, 2002 and 2001                                      4

                    Consolidated Statement of Changes in Stockholders' Equity
                    for the Nine Months Ended September 30, 2002                                  5

                    Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 2002 and 2001                                             6

                    Notes to Consolidated Financial Statements                                    8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                    14

         Item 3.    Quantitative and Qualitative Disclosures About Market
                    Risk                                                                         23

         Item 4.    Controls and Procedures                                                      23


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                            23

         Item 2.    Changes in Securities and Use of Proceeds                                    23

         Item 3.    Defaults upon Senior Securities                                              23

         Item 4.    Submission of Matters to a Vote of Security Holders                          23

         Item 5.    Other Information                                                            23

         Item 6.    Exhibits and Reports on Form 8-K                                             23

         Signatures



                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                                 September 30, 2002       December 31, 2001
                                                                                 ------------------       -----------------
                                                                                        (Unaudited)
ASSETS
Cash and amounts due from depository institutions                                       $    15,614             $    28,250
Interest-bearing deposits                                                                    90,616                 137,978
Federal funds sold                                                                           91,993                 105,839
                                                                                        -----------             -----------
       Cash and cash equivalents                                                            198,223                 272,067

Investment securities available-for-sale                                                     56,192                  47,225
Mortgage-backed securities available-for-sale                                               322,328                 276,158
Mortgage-backed securities held-to-maturity
  (fair value 2002 - $28,833; 2001 - $37,744)                                                28,302                  37,034
Loans receivable, net                                                                       932,835                 883,352
Investment in Federal Home Loan Bank stock, at cost                                          26,025                  26,165
Office properties and equipment                                                              14,214                  14,983
Accrued interest receivable                                                                   6,676                   6,887
Real estate owned                                                                               544                   1,128
Investment in bank-owned life insurance                                                      30,618                  30,052
Prepaid expenses and other assets                                                            14,262                   9,083
                                                                                        -----------             -----------
       Total assets                                                                     $ 1,630,219             $ 1,604,134
                                                                                        ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                                $   988,321             $   945,948
Borrowed money                                                                              454,371                 462,658
Advance payments by borrowers for taxes and insurance                                         5,806                   4,497
Other liabilities                                                                            17,335                  19,747
                                                                                        -----------             -----------
          Total liabilities                                                               1,465,833               1,432,850
                                                                                        -----------             -----------

Stockholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 0
       at September 30, 2002 and December 31, 2001
   Common stock, $.01 par value:
     Authorized shares - 85,000,000
     Issued shares - 23,423,306
       at September 30, 2002 and December 31, 2001
     Outstanding shares - 12,907,411 and 13,626,146
       at September 30, 2002 and December 31, 2001, respectively                                234                     234
   Additional paid-in capital                                                               189,345                 189,547
   Retained earnings, substantially restricted                                              106,886                 105,064
   Treasury stock, at cost: 10,515,895 and 9,797,160 shares
     at September 30, 2002, and December 31, 2001, respectively                            (122,276)               (112,167)
   Unearned common stock acquired by ESOP                                                    (9,570)                 (9,570)
   Unearned common stock acquired by RRP                                                     (2,874)                 (4,543)
   Accumulated other comprehensive income, net of tax                                         2,641                   2,719
                                                                                        -----------             -----------
     Total stockholders' equity                                                             164,386                 171,284
                                                                                        -----------             -----------

          Total liabilities and stockholders' equity                                    $ 1,630,219             $ 1,604,134
                                                                                        ===========             ===========



See accompanying notes.

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                    For Three Months Ended     For Nine Months Ended
                                                        September 30,               September 30,
                                                     2002          2001          2002          2001
                                                     ----          ----          ----          ----
Interest income:
  Loans                                         $    15,820   $    17,440   $    47,156   $    54,706
  Mortgage-related securities                         4,691         5,087        14,053        16,657
  Other investment securities                           406         1,646         1,262         7,548
  Other                                               1,130         2,618         3,682         5,919
                                                -----------   -----------   -----------   -----------
              Total interest income                  22,047        26,791        66,153        84,830

Interest expense:
  Deposits                                            6,387        10,304        19,699        32,161
  Borrowings                                          6,904         7,389        20,583        22,488
                                                -----------   -----------   -----------   -----------
              Total interest expense                 13,291        17,693        40,282        54,649
                                                -----------   -----------   -----------   -----------
              Net interest income before
              provision for losses on loans           8,756         9,098        25,871        30,181
Provision for losses on loans                           500           250         1,050         1,150
                                                -----------   -----------   -----------   -----------
              Net interest income after
              provision for losses on loans           8,256         8,848        24,821        29,031

Non-interest income:
  Loan fees                                             327           294         1,022           932
  Fees on deposit accounts                            1,230           655         2,677         1,800
  Insurance commissions                                 294           272           958           744
  Investment commissions                                192           180           732           646
  Gain on sale of available-for-sale
     investment securities - net                         10             3           281           593
  Gain on sale of branches                               --         2,014            --         2,014
  Income from bank-owned life insurance                 394           348         1,134         1,098
  Other income                                          192           202           575           503
                                                -----------   -----------   -----------   -----------
               Total non-interest income              2,639         3,968         7,379         8,330

Non-interest expense:
  Compensation and employee benefits                  5,055         4,510        15,145        14,186
  Net occupancy expense                                 650           632         1,861         1,887
  Furniture and equipment expense                       502           478         1,440         1,512
  Federal deposit insurance premiums                     40            46           126           137
  Data processing                                       397           322         1,333           965
  Marketing                                             216           149           627           548
  Other general and administrative expenses           1,464         1,403         4,030         4,114
                                                -----------   -----------   -----------   -----------
               Total non-interest expense             8,324         7,540        24,562        23,349
                                                -----------   -----------   -----------   -----------

Income before income taxes                            2,571         5,276         7,638        14,012
Income tax expense                                      755         1,628         2,275         4,378
                                                -----------   -----------   -----------   -----------

               Net income                       $     1,816   $     3,648   $     5,363   $     9,634
                                                ===========   ===========   ===========   ===========

Per share data:
  Basic earnings per share                      $      0.15   $      0.26   $      0.44   $      0.66
  Diluted earnings per share                           0.15          0.25          0.43          0.64
  Cash dividends declared per share                    0.10          0.09          0.30          0.27
  Weighted average shares outstanding            11,950,795    14,255,756    12,091,355    14,626,985
  Weighted average diluted shares outstanding    12,428,830    14,811,103    12,589,649    15,103,259


See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                                     Common
                                                                   Additional                                         Stock
                                                        Common        Paid-In      Retained       Treasury         Acquired
                                                         Stock        Capital      Earnings          Stock          by ESOP
                                                         -----        -------      --------          -----          -------

Balance January 1, 2002                                  $ 234       $189,547      $105,064      ($112,167)         ($9,570)

Net income                                                  --             --         5,363             --               --
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment                            --             --            --             --               --
Total comprehensive income

Purchase of treasury stock                                  --             --            --       (10,973)               --

Exercise of stock options                                   --          (142)            --            864               --

Amortization of awards granted under
     Recognition and Retention Plan ("RRP")                 --           (60)            --             --               --

Dividends declared on common stock                          --             --       (3,541)             --               --
                                                         ---------------------------------------------------------------------------

Balance September 30, 2002                               $ 234       $189,345      $106,886      ($122,276)         ($9,570)
                                                         =====       ========      ========       ========           ======


                                                    Common         Accumulated
                                                     Stock               Other
                                                  Acquired       Comprehensive
                                                    by RRP       Income (Loss)           Total
                                                    ------       -------------           -----

Balance January 1, 2002                            ($4,543)             $2,719        $171,284

Net income                                              --                  --           5,363
Other comprehensive income, net of tax:
Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment                        --                (78)             (78)
                                                                                      --------
Total comprehensive income                                                               5,285

Purchase of treasury stock                              --                  --         (10,973)

Exercise of stock options                               --                  --             722

Amortization of awards granted under
     Recognition and Retention Plan ("RRP")          1,669                  --           1,609

Dividends declared on common stock                      --                  --          (3,541)
                                                    ------------------------------------------

Balance September 30, 2002                         ($2,874)             $2,641        $164,386
                                                    ======              ======         =======



See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                        Nine Months Ended September 30,
                                                        -------------------------------
                                                                2002         2001
                                                                ----         ----
   Net income                                               $   5,363    $   9,634
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                           1,050        1,150
        Depreciation expense                                    1,366        1,487
        Deferred income taxes  (benefit)                        1,277         (838)
        Amortization of cost of stock benefit plans             1,609        1,424
        Change in deferred income                               1,215          134
        Decrease in interest receivable                           211        2,787
        Increase (decrease) in accrued interest payable           275         (927)
        Proceeds from sale of loans held for sale               7,027        4,889
        Origination of loans held for sale                     (6,060)      (4,490)
        Net gain on sale of available-for-sale securities        (281)        (593)
        Increase in prepaid expenses and other assets          (5,638)      (1,325)
        Decrease in other liabilities                          (4,721)        (628)
                                                            ---------    ---------

Net cash provided by operating activities                       2,693       12,704
                                                            ---------    ---------

Investing activities:
   Available-for-sale investment securities:
        Purchases                                            (312,289)    (311,711)
        Repayments                                            301,233      264,527
        Sales                                                   1,544       18,530
   Held to maturity investment securities:
        Repayments and maturities                                --        151,130
   Available-for-sale mortgage-related securities:
        Purchases                                            (143,874)     (63,534)
        Repayments                                             97,142       58,618
        Sales                                                    --         36,125
   Held to maturity mortgage-related securities:
        Repayments                                              8,657       34,637
   Purchase of Federal Home Loan Bank stock                       (27)         (77)
   Redemption of Federal Home Loan Bank stock                     167          837
   Loan originations and principal payments on loans, net     (54,386)      85,362
   Additional costs on real estate owned                          (81)        (194)
   Proceeds from sale of real estate owned                      2,336        1,874
   Purchases of property and equipment                         (1,607)        (790)
   Disposals of property and equipment                          1,010          144
   Purchase of bank-owned life insurance                         --         (6,310)
                                                            ---------    ---------
Net cash (used in) provided by investing activities          (100,175)     269,168
                                                            ---------    ---------


                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)



                                                            Nine Months Ended September 30,
                                                            -------------------------------
                                                                   2002         2001
                                                                   ----         ----

Financing activities:
 Proceeds from exercise of stock options                           722          468
 Dividends paid on common stock                                 (1,154)      (4,042)
 Purchase of treasury stock                                    (10,973)     (39,114)
 Net increase in checking, passbook and money
    market accounts                                             41,657       21,124
 Net increase in certificates of deposit                           364       35,350
 Decrease in checking, passbook and money
    market accounts in connection with sale of branches             --      (10,823)
 Decrease in certificates of deposit in connection
    with sale of branches                                           --      (28,252)
 Net increase in advance payments by borrowers
    for taxes and insurance                                      1,309        1,186
 Net decrease in borrowed funds                                 (8,287)     (85,230)
                                                             ---------    ---------
 Net cash flows provided by (used in) financing activities      23,638     (109,333)
                                                             ---------    ---------
 (Decrease) increase in cash and cash equivalents              (73,844)     172,539
 Cash and cash equivalents at beginning of period              272,067       59,256
                                                             ---------    ---------
 Cash and cash equivalents at end of period                  $ 198,223    $ 231,795
                                                             =========    =========

Supplemental disclosure of non-cash activities:
   Transfer of loans to real estate owned                    $   1,671    $   1,568


See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2001 contained in the CFS Bancorp, Inc. (the "Company") annual report to stockholders. The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.  LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                            September 30, 2002                   December 31, 2001
                                            ------------------                   -----------------
                                                             (Dollars in thousands)
Mortgage loans:                              Amount           %                  Amount             %
                                           --------       -----                --------         -----
  Single-family residential                $428,105       45.46  %             $535,197         60.07  %
  Multi-family residential                   68,575        7.29                  51,635          5.80
  Commercial real estate                    243,758       25.89                 142,663         16.01
Construction and land
  development:
    Single-family residential                12,624        1.34                  17,208          1.93
    Multi-family residential                 60,478        6.42                  26,443          2.97
    Commercial and land development          93,435        9.92                  76,168          8.55
  Home equity                                40,374        4.29                  41,416          4.65
                                           --------------------                ----------------------
        Total mortgage loans                947,349      100.61                 890,730         99.98

Other loans:
    Commercial                               40,067        4.26                  23,996          2.69
    Consumer                                  2,485         .26                   2,066           .23
    Undisbursed portion of
       loan proceeds                       (45,769)       (4.86)                (24,454)        (2.75)
    Deferred loan fees                      (2,537)        (.27)                 (1,324)         (.15)
                                           -----------------------            --------------------------
        Total loans receivable              941,595      100.00  %              891,014        100.00  %
                                           -----------------------            --------------------------

Less:
  Allowance for losses on loans               8,760                               7,662
                                           --------                            --------
Loans receivable, net                      $932,835                            $883,352
                                           ========                            ========


3.  INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):



Available-for-Sale at September 30, 2002:                                    Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities, corporate bonds and
    commercial paper                                       $46,917           $ 231          $   --         $47,148
Trust preferred securities                                   4,931              --             531           4,400
Equity securities                                            5,596             221           1,173           4,644
                                                           -------           -----          ------         -------
                                                           $57,444           $ 452          $1,704         $56,192
                                                           =======           =====          ======         =======



Available-for-Sale at December 31, 2001:                                     Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities, corporate bonds and
     commercial paper                                      $33,169           $  12           $  33         $33,148
Trust preferred securities                                   4,929              --             534           4,395
Equity securities                                            7,489             611             454           7,646
Asset-backed notes                                           2,026              10              --           2,036
                                                           -------           -----          ------         -------
                                                           $47,613           $ 633          $1,021         $47,225
                                                           =======           =====          ======         =======


4.  MORTGAGE-BACKED SECURITIES

The amortized cost of mortgage-backed securities and their fair values are as follows (in thousands):

Available-for-Sale at September 30, 2002:

                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized           Fair
                                                              Cost           Gains          Losses          Value
                                                              ----           -----          ------          -----
Participation certificates                                 $73,249          $2,151          $  172        $75,228
Real estate mortgage investment conduits
   and collateralized mortgage obligations                 243,606           3,670             176        247,100
                                                          --------          ------          ------       --------
                                                          $316,855          $5,821          $  348       $322,328
                                                          ========          ======          ======       ========


Available-for-Sale at December 31, 2001:
                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized           Fair
                                                              Cost           Gains          Losses          Value
                                                              ----           -----          ------          -----
Participation certificates                                 $32,089          $1,215          $   79       $ 33,225
Real estate mortgage investment conduits
   and collateralized mortgage obligations                 239,776           3,439             282        242,933
                                                          --------          ------          ------       --------
                                                          $271,865          $4,654          $  361       $276,158
                                                          ========          ======          ======       ========


Held-to-Maturity at September 30, 2002:
                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized           Fair
                                                              Cost           Gains          Losses          Value
                                                              ----           -----          ------          -----
Participation certificates                                $ 26,328          $  493           $  29       $ 26,792
Real estate mortgage investment conduits
   and collateralized mortgage obligations                   1,974              67              --          2,041
                                                          --------          ------          ------       --------
                                                          $ 28,302          $  560          $   29       $ 28,833
                                                          ========          ======          ======       ========


Held-to-Maturity at December 31, 2001:
                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized           Fair
                                                              Cost           Gains          Losses          Value
                                                              ----           -----          ------          -----
Participation certificates                                $ 28,644          $  659          $   69       $ 29,234
Real estate mortgage investment conduits
   and collateralized mortgage obligations                   8,390             125               5          8,510
                                                          --------          ------          ------       --------
                                                           $37,034          $  784          $   74       $ 37,744
                                                          ========          ======          ======       ========




5.  DEPOSITS

The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.

                                         September 30, 2002                December 31, 2001
                                         ------------------                -----------------
                                      Amount       Percentage           Amount       Percentage
                                      ------       ----------           ------       ----------
                                                      (Dollars in thousands)
Checking accounts:
  Non-interest-bearing              $ 35,650            3.61%         $ 26,970            2.85%
  Interest-bearing                    82,292            8.33            81,217            8.59
Money market accounts                108,490           10.99            89,205            9.44
Savings accounts                     215,781           21.85           203,165           21.49
Certificates of deposit:
  $100,000 or less                   432,258           43.78           416,675           44.07
  Over $100,000                      112,993           11.44           128,212           13.56
                                     -------          ------           -------          ------
      Total deposits                 987,464          100.00%          945,444          100.00%
                                                      ======                            ======
Accrued interest                         857                               504
                                    --------                          --------
Total                               $988,321                          $945,948
                                    ========                          ========


6.  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangibles Assets, (collectively the "Statements") effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other identified intangible assets will continue to be amortized over the useful lives.

The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement did not result in any changes to reported earnings since the Company currently has no goodwill nor intangible assets with indefinite lives.

FASB Statement No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," (SFAS No. 144) was issued in October 2001 and addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The new provisions supersede FAS No. 121, which addressed asset impairment, and certain provisions of APB Opinion 30 related to reporting the effects of the disposal of a business segment and requires expected future operating losses from discontinued operations to be recorded in the period in which the losses are incurred rather than the measurement date. Under SFAS No. 144, more dispositions may qualify for discontinued operations treatment in the income statement. The provisions of SFAS No. 144 became effective for the Company on January 1, 2002, and did not have an impact on the Company's financial position or results of operations.

In October 2002, the FASB issued Statement No. 147, Acquisition of Certain Financial Institutions, which amends SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement No. 72 to recognize any excess of the fair value liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends SFAS No. 144 to include within its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The adoption of Statement No. 147 is not expected to have a material effect on the Company's financial position or results of operation.


7.  EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                                        Three Months Ended             Nine Months Ended
                                                                        ------------------             -----------------
                                                                           September 30,                 September 30,
                                                                           -------------                 -------------
                                                                         2002          2001          2002            2001
                                                                         ----          ----          ----            ----
                                                                            (Dollars in thousands, except per share data)

Net income                                                        $     1,816   $     3,648   $     5,363     $     9,634

Weighted average number of common shares outstanding               13,086,622    15,690,257    13,323,455      16,138,226
Average ESOP shares not committed to be released                     (882,227)   (1,001,851)     (912,133)     (1,031,757)
Average RRP shares not vested                                        (253,600)     (432,650)     (319,967)       (479,483)
                                                                  -----------   -----------   -----------     -----------
Weighted average number of shares outstanding
   for basic earnings per share computation purposes               11,950,795    14,255,756    12,091,355      14,626,986
Dilutive effects of employee stock options                            478,035       555,347       498,294         386,273
                                                                  -----------   -----------   -----------     -----------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes             12,428,830    14,811,103    12,589,649      15,013,259
                                                                  ===========   ===========   ===========     ===========

Basic earnings per share                                          $      0.15    $     0.26   $      0.44     $      0.66
Diluted earnings per share                                               0.15          0.25          0.43            0.64



8.  COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income:

                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                          -------------               -------------
                                                          2002          2001         2002           2001
                                                          ----          ----         ----           ----
                                                                  (Dollars in thousands)
Net income                                              $ 1,816       $ 3,648      $ 5,363       $ 9,634
Net change in unrealized gain (loss) on
   securities available-for-sale, net                      (622)        2,747          (78)        6,215
                                                        -------       -------      -------       -------
Comprehensive income                                    $ 1,194       $ 6,395      $ 5,285       $15,849
                                                        =======       =======      =======       =======


9.  NON-PERFORMING ASSETS

The following table sets forth information with respect to non-performing assets at the dates indicated:

                                                                      September 30, 2002            December 31, 2001
                                                                      ------------------            -----------------
                                                                                     (Dollars in thousands)

Non-accrual loans:
     Mortgage loans:
          Construction and land development                                      $13,220                      $ 1,361
          Single-family residential                                                8,133                        8,579
          Multi-family residential                                                    39                           36
          Non-residential                                                          5,478                        1,798
          Home equity                                                                320                          692
     Other loans:
          Commercial                                                               1,293                        1,117
          Consumer                                                                   310                          291
                                                                                 -------                      -------
          Total non-performing loans                                              28,793                       13,874
Real estate owned                                                                    544                        1,128
                                                                                 -------                      -------
      Total non-performing assets                                                $29,337                      $15,002
                                                                                 =======                      =======

Non-performing assets to total assets                                               1.80 %                       0.94 %
Non-performing loans to total loans                                                 3.06                         1.56



The following table is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2002, the year ended December 31, 2001 and the nine months ended September 30, 2001:

                                                        Nine Months Ended           Year Ended            Nine Months Ended
                                                       September 30, 2002        December 31, 2001       September 30, 2001
                                                       ------------------        -----------------       ------------------
                                                                             (Dollars in thousands)

     Balance at beginning of period                                $7,662                   $7,187                   $7,187
     Provision for loan losses                                      1,050                    1,150                    1,150
     Charge-offs                                                     (129)                    (855)                    (833)
     Recoveries                                                       177                      180                      120
                                                                   ------                   ------                   ------
     Balance at end of period                                      $8,760                   $7,662                   $7,624
                                                                   ======                   ======                   ======

     Allowance for loan losses to total
        non-performing loans at end of period                       30.42 %                  55.23 %                  58.62 %
     Allowance for loan losses to total loans
        at end of period                                             0.93                     0.86                     0.81


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, management's intentions, beliefs, or expectations, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, the positive net earnings effects of various tax strategies, anticipated future opportunities for use of liquidity, restructuring of the loan and fixed-income portfolios, increased emphasis on business banking and commercial lending, changes in monetary policy and interest rate environment, the process improvement program, the consolidation and relocation of branch offices, the resolution of a large construction loan delinquency, outsourcing of the investment services function, general economic conditions, changes in interest rates, deposit flows, loan demand, real estate values and competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products, and services. Many of such factors are not subject to the Company's control. Stockholders are cautioned that any such forward-looking statements included herein are not guarantees of future performance and involve risks and uncertainties and that actual results may differ materially from those contemplated by such forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statements to reflect changes in assumptions, the occurrence of unanticipated events or changes to future operating results that occur subsequently to the date such forward-looking statements are made.

CHANGES IN FINANCIAL CONDITION

At September 30, 2002 the Company's total assets amounted to $1.6 billion or approximately $26.1 million more than at December 31, 2001, while total liabilities increased $33.0 million and stockholders' equity decreased $6.9 million over this same period in connection with the implementation of the Company's business plan.

Cash and cash equivalents were $198.2 million at September 30, 2002 compared to $272.1 million at December 31, 2001. The decrease of $73.8 million was primarily the result of funding commercial and multi-family real estate mortgage loans and the purchase of mortgage-backed securities.

Investment securities available-for-sale amounted to $56.2 million at September 30, 2002 compared to $47.2 million at December 31, 2001. Mortgage-backed securities available-for-sale were $322.3 million at September 30, 2002 compared to $276.2 million at December 31, 2001 while mortgage-backed securities held-to-maturity were $28.3 million at September 30, 2002 compared to $37.0 million at December 31, 2001. This $46.4 million net increase in investment and mortgage-backed securities was a result of the Company investing in securities with yields greater than were being earned while these funds were invested in cash and cash equivalents. Cash flows from these securities (principal and interest) are anticipated to be received over a relatively short period of time.

Loans receivable increased to $932.8 million at September 30, 2002 from $883.4 million at December 31, 2001. This net increase of $49.4 million resulted from using cash and cash equivalents to fund new loan originations. The net reduction of $111.7 million in single-family residential mortgage and construction loans at September 30, 2002 compared to December 31, 2001 reflected the continuing shift in the composition of the Company's loan portfolio to increased investment in commercial, commercial real estate, multi-family real estate and home equity loans.

Deposits were $988.3 million at September 30, 2002 compared to $945.9 million at December 31, 2001. The increase of $42.4 million was primarily concentrated in core deposits with total certificates of deposit relatively unchanged from December 31, 2001 to September 30, 2002. In the third quarter of 2002, the Company ran a special promotion to generate new customers for two branch locations opened in July 2002. This promotion, conducted in July and August of 2002, offered a 90-day certificate of deposit at 4.0% interest. A total of $83.7 million was obtained, and the Company is currently involved in a retention program with the goal of maintaining approximately one-half of these deposits but, more importantly, retaining customers for the new locations.

Borrowed money decreased to $454.4 million at September 30, 2002 from $462.7 million at December 31, 2001. Borrowed funds consist of advances from the Federal Home Loan Banks of Indianapolis and Chicago and Community Investment Program funds from the Federal Home Loan Bank of Indianapolis, which are paid down in accordance with scheduled payments.

Stockholders' equity was $164.4 million at September 30, 2002 compared to $171.3 million at December 31, 2001. The $6.9 million net reduction was the result primarily of the $11.0 million repurchase of the Company's common stock offset by $864,000 of options exercised during the first nine months of 2002. This net decrease in stockholders' equity resulting from the Company's stock repurchase activity was partially offset by $1.7 million of shares held in the RRP Trust becoming vested and issued to plan participants and $1.8 million added to retained earnings from net income less dividends paid to stockholders.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID
The following tables sets forth, for the periods indicated, information regarding (i) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields; (ii) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances.

                                                                               Three Months Ended September 30,
                                                  --------------------------------------------------------------------------------
                                                             2002                                          2001
                                                  --------------------------------------------------------------------------------
                                                                           (Dollars in thousands)
                                                   Average                 Average            Average                      Average
                                                   Balance     Interest   Yield/Cost          Balance      Interest     Yield/Cost
                                                  --------------------------------------------------------------------------------

Interest-earning assets:
  Loans Receivable (1)
     Real estate loans                            $  896,307    $15,247      6.80%          $  897,804      $16,988          7.57%
     Other loans                                      37,352        573      6.14               23,454          452          7.71
                                                  ---------------------                     -----------------------
          Total loans                                933,659     15,820      6.78              921,258       17,440          7.57
  Securities (2)                                     401,769      5,097      5.07              429,706        6,733          6.27
  Other interest-earning assets (3)                  202,272      1,130      2.23              281,701        2,618          3.72
                                                  ---------------------                     -----------------------
      Total interest-earning assets                1,537,700     22,047      5.74            1,632,665       26,791          6.56

Non-interest earning assets                           76,589                                    84,975
                                                  ----------                                ----------
Total assets                                      $1,614,289                                $1,717,640
                                                  ==========                                ==========

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts                  $192,530        699      1.45           $  152,275          789          2.07
     Savings accounts                                215,979        698      1.29              204,468        1,038          2.03
     Certificates of deposit                         509,764      4,990      3.92              607,066        8,477          5.59
                                                  ---------------------                     -----------------------
          Total deposits                             918,273      6,387      2.78              963,809       10,304          4.28

  Total borrowings                                   458,916      6,904      6.02              493,814        7,389          5.99
                                                  ---------------------                     -----------------------
     Total interest-bearing liabilities            1,377,189     13,291      3.86            1,457,623       17,693          4.85

Non-interest bearing liabilities (4)                  69,206                                    63,187
                                                  ----------                                ----------
          Total liabilities                        1,446,395                                 1,520,810
Stockholders' Equity                                 167,894                                   196,830
                                                  ----------                                ----------
          Total liabilities and stockholders'     $1,614,289                                $1,717,640
              equity                              ==========                                ==========

Net interest-earning assets                       $  160,511                                $  175,042
                                                  ==========                                ==========
Net interest income/interest rate spread                        $ 8,756      1.88%                          $ 9,098          1.71%
                                                                =======    ======                           =====================

Net interest margin                                                          2.28%                                           2.23%
                                                                           ======                                  ==============
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                     111.65%                                         112.01%
                                                                           ======                                  ==============


(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2) Average balances of securities available-for-sale are based on historical costs.
(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.
(4) Consists primarily of demand deposit accounts.


                                                                            Nine Months Ended September 30,
                                                  --------------------------------------------------------------------------------
                                                                 2002                                        2001
                                                  --------------------------------------------------------------------------------
                                                                                (Dollars in thousands)
                                                    Average                  Average         Average                      Average
                                                    Balance    Interest    Yield/Cost        Balance       Interest     Yield/Cost
                                                  --------------------------------------------------------------------------------

Interest-earning assets:
  Loans Receivable (1)
     Real estate loans                            $  880,205    $45,766      6.93%          $  935,294      $53,391          7.61%
     Other loans                                      31,374      1,390      5.91               21,393        1,315          8.20
                                                  -------------------------                 -----------------------
          Total loans                                911,579     47,156      6.90              956,687       54,706          7.62
  Securities (2)                                     380,171     15,315      5.37              487,596       24,205          6.62
  Other interest-earning assets (3)                  224,152      3,682      2.19              182,585        5,919          4.32
                                                  -------------------------                 -----------------------
     Total interest-earning assets                 1,515,902     66,153      5.82            1,626,868       84,830          6.95

Non-interest earning assets                           80,362                                    83,577
                                                  ----------                                ----------
Total assets                                      $1,596,264                                $1,710,445
                                                  ==========                                ==========

Interest-bearing liabilities:
  Deposits:
     NOW and money market accounts                  $187,831      2,029      1.44           $  142,543        2,477          2.32
     Savings accounts                                214,903      2,167      1.34              204,693        3,716          2.42
     Certificates of deposit                         498,973     15,503      4.14              595,286       25,968          5.82
                                                  ---------------------                     -----------------------
          Total deposits                             901,707     19,699      2.91              942,522       32,161          4.55

  Total borrowings                                   461,230     20,583      5.95              505,376       22,488          5.93
                                                  ---------------------                     -----------------------
     Total interest-bearing liabilities            1,362,937     40,282      3.94            1,447,898       54,649          5.03

Non-interest bearing liabilities (4)                  64,301                                    63,770
                                                  ----------                                ----------
          Total liabilities                        1,427,238                                 1,511,668
Stockholders' equity                                 169,026                                   198,777
                                                  ----------                                ----------
          Total liabilities and stockholders'     $1,596,264                                $1,710,445
              equity                              ==========                                ==========

Net interest-earning assets                       $  152,965                                $  178,970
                                                  ==========                                ==========
Net interest income/interest rate spread                        $25,871      1.88%                          $30,181          1.92%
                                                                =======    ======                           =====================

Net interest margin                                                          2.28%                                           2.47%
                                                                           ======                                  ==============
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                     111.22%                                         112.36%
                                                                           ======                                  ==============


RATE/VOLUME ANALYSIS
The following tables sets forth the effects of changing rates and volumes on net interest income of the Company for the three months ended September 30, 2002 compared to 2001. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).


                                                Three Months Ended September 30,
                                                     2002 compared to 2001
                                       -----------------------------------------
                                                   (Dollars in thousands)
                                                 Increase (decrease) due to
                                       -----------------------------------------
                                                                      Total Net
                                                              Rate/    Increase
                                        Rate      Volume     Volume   (Decrease)
                                       -----------------------------------------

Interest-earning assets:
  Loans receivable:
     Real estate loans                ($1,716)   ($   28)   $     3    ($1,741)
     Other loans                          (92)       268        (55)       121
                                       -----------------------------------------
        Total loans receivable         (1,808)       240        (52)    (1,620)

  Securities                           (1,281)      (438)        83     (1,636)
  Other interest-earning assets        (1,045)      (738)       295     (1,488)
                                       -----------------------------------------

Total net change in income on
  interest-earning assets              (4,134)      (936)       326     (4,744)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets accounts      (236)       209        (63)       (90)
     Savings accounts                    (378)        59        (21)      (340)
     Certificates of deposit           (2,534)    (1,360)       407     (3,487)
                                       -----------------------------------------
          Total deposits               (3,148)    (1,092)       323     (3,917)

Borrowings                                 40       (522)        (3)      (485)
                                       -----------------------------------------
Total net change in expense on
  interest-bearing liabilities         (3,108)    (1,614)       320     (4,402)
                                       -----------------------------------------

Net change in net interest income     ($1,026)   $   678    $     6    ($  342)
                                       =========================================


                                                Nine Months Ended September 30,
                                                    2002 compared to 2001
                                       --------------------------------------------
                                                   (Dollars in thousands)
                                                 Increase (decrease) due to
                                       --------------------------------------------
                                                                          Total Net
                                                                Rate/      Increase
                                        Rate        Volume     Volume     (Decrease)
                                       --------------------------------------------

Interest-earning assets:
  Loans receivable:
     Real estate loans                ($ 4,761)   ($ 3,145)   $    281    ($ 7,625)
     Other loans                          (368)        614        (171)         75
                                       --------------------------------------------
        Total loans receivable          (5,129)     (2,531)        110      (7,550)

  Securities                            (4,562)     (5,333)      1,005      (8,890)
  Other interest-earning assets         (2,920)      1,348        (665)     (2,237)
                                       --------------------------------------------

Total net change in income on
  interest-earning assets              (12,611)     (6,516)        450     (18,677)

Interest-bearing liabilities:
  Deposits:
     NOW and money markets accounts       (938)        787        (297)       (448)
     Savings accounts                   (1,651)        185         (83)     (1,549)
     Certificates of deposit            (7,472)     (4,202)      1,209     (10,465)
                                       --------------------------------------------
          Total deposits               (10,061)     (3,230)        829     (12,462)

Borrowings                                  65      (1,964)         (6)     (1,905)
                                       --------------------------------------------
Total net change in expense on
  interest-bearing liabilities          (9,996)     (5,194)        823     (14,367)
                                       --------------------------------------------

Net change in net interest income     ($ 2,615)   ($ 1,322)   ($   373)   ($ 4,310)
                                       ============================================


RESULTS OF OPERATIONS

The Company reported net income of $1.8 million or $0.15 per diluted share for the three months ended September 30, 2002 compared to $3.6 million or $0.25 per diluted share for the three months ended September 30, 2001. Net income for the nine months ended September 30, 2002 was $5.4 million or $0.43 per diluted share compared to $9.6 million or $0.64 per diluted share for the same period in 2001. The decrease in net income for such periods was due to the inclusion in the 2001 periods of $1.4 million of gain (net of tax) recognized from the sale of the Bank's two LaPorte County branches that were outside of the Bank's strategic market. The sale, which was completed in September 2001, added approximately $0.09 per diluted share to the year to date and third quarter of 2001 results.

Net interest income for the third quarter of 2002 was $8.8 million compared to $9.1 million reported for the third quarter of 2001. Net interest income for the first nine months of 2002 was $25.9 million compared to $30.2 million for the same period in 2001. As previously described, during the third quarter of 2002 the Company opened two new offices and offered 90-day certificates of deposit at an above market rate in order to obtain customers. The above market interest rate is no longer being offered, and a comprehensive customer retention strategy is in effect. However, this promotion, in the short term, reduced interest rate spreads and margins.

Interest income for the third quarter of 2002 was $22.0 million compared to $26.8 million for the third quarter of 2001. Interest income for the first nine months of 2002 was $66.2 million compared to $84.8 million for the first nine months of 2001. The primary reason for the decreases in the 2002 periods was the decline in the average yields earned on interest-earning assets in 2002 as compared to 2001 reflecting the effect of the low-rate interest environment existing throughout 2002. Declines in average balances of real estate loans and securities experienced in the 2002 periods as compared to the 2001 periods also contributed to the decline in interest income. Increases in the average balances of other loans partially offset the decline in interest income in both the three and nine months ended September 30, 2002 when compared to the same periods in 2001.

Interest expense for the three months ended September 30, 2002 was $13.3 million compared to $17.7 million for the same period in 2001. Interest expense for the nine months ended September 30, 2002 was $40.3 million compared to $54.6 million for the nine months ended September 30, 2001. The decrease in interest expense for the three and nine months ended September 30, 2002 when compared to the 2001 periods was primarily the result of a decrease in the average cost of deposits and to a substantially lesser extent, the decrease in the average balances of total deposits and borrowings.

The Company has identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. This policy is significantly affected by management's judgment and uncertainties and there is a likelihood that materially different amounts would be reported under different, but reasonably plausible, conditions or assumptions. The Company's provisions for loan losses for the three months ended September 30, 2002 and 2001 were $500,000 and $250,000, respectively, while the provisions for the nine months ended September 30, 2002 and 2001 were $1.1 million and $1.2 million, respectively. In light of the Company's emphasis on increasing its commercial real estate and business lending and the increased known and inherent losses in the loan portfolio, the Company continues to increase its allowance. Non-performing assets increased from $15.0 million at December 31, 2001 to $29.3 million at September 30, 2002 due primarily to inclusion in non-performing assets of an $11.4 million construction loan on an apartment complex as previously disclosed by the Company. Construction issues with the borrower have been resolved, and both construction and loan payments have resumed. Management does not expect to incur any loss on this loan, and should the loan continue to perform in accordance with its terms, management anticipates removing this loan from non-performing status by December 31, 2002. Also included in non-performing assets for the first time this quarter is a $3.9 million loan on a motel. A motel management company has been retained to manage this motel until occupancy can be stabilized, average daily room rates increased, and the property offered for sale.

Non-interest income for the three months ended September 30, 2002 was $2.6 million compared to $4.0 million for the three months ended September 30, 2001 and amounted to $7.4 million for nine months ended September 30, 2002 compared to $8.4 million for the same period in 2001. Non-interest income for the three and nine months ended September 20, 2001 included the previously discussed $2.0 million gain on the sale of two branch offices. Excluding this $2.0 million gain, non-interest income for the three and nine months ended September 30, 2002 was $685,000 and $1.1 million, respectively, greater than the same periods in 2001. The improvement in non-interest income was primarily the result of increased fees on deposit accounts in both periods.

Non-interest expense was $8.3 million for the three months ended September 30, 2002 compared to $7.5 million for the three months ended September 30, 2001. Non-interest expense was $24.6 million for the first nine months of 2002 compared to $23.3 million for the same period in 2001. The increase in non-interest expense for the quarter ended September 30, 2002 was due primarily to a $545,000 increase in compensation and employee benefits, a $75,000 increase in data processing expenses, a $67,000 increase in marketing expenses and a $61,000 increase in other general and administrative expenses. The increase in non-interest expenses for the nine months ended September 30, 2002 was due primarily to a $959,000 increase in compensation and employee benefits, a $368,000 increase in data processing expenses and a $79,000 increase in marketing expenses. Increases in compensation and employee benefits of $280,000 resulting from severance payments due to staff restructuring within the Bank and the investment services division in the second quarter of 2002 and increases in pension expense of $270,000 and $708,000 for the three and nine months ended September 30, 2002, respectively, resulting from the Bank's pension plan no longer being fully funded. In addition, increases in data processing expenses related to the change in processing to a proof of deposit environment accounted for an increase during both periods of 2002 when compared to the same periods in 2001.

Income tax expense for the three months ended September 30, 2002 was $755,000 or 29.4% of income before income taxes compared to $1.6 million or 30.9% of income before income taxes for the three months ended September 30, 2001. For the nine months ended September 30, 2002 income tax expense was $2.3 million or 29.8% of income before income taxes compared to $4.4 million or 31.2% for the same period in 2001. The Company estimates that its effective rate for the remainder of 2002 will be approximately 30.0%.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing certificates of deposit and savings withdrawals, fund loan commitments and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At September 30, 2002 the total approved investment and loan origination and purchase loan commitments outstanding amounted to $42.1 million. At the same date, the unadvanced portion of construction loans amounted to $45.8 million. Investment securities scheduled to mature in one year or less at September 30, 2002 amounted to $20.6 million.

Based on historical experience, the Company believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

REGULATORY CAPITAL

At September 30, 2002 the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels at September 30, 2002 are set forth below (dollars in thousands):


                                Required Capital                  Actual Capital                   Excess Capital

                               Amount       Percent             Amount       Percent             Amount       Percent
                               ------       -------             ------       -------             ------       -------
Tangible capital              $24,082          1.50 %         $131,375          8.18 %         $107,293          6.68 %

Core capital                   64,219          4.00            131,375          8.18             67,156          4.18

Risk-based capital             80,239          8.00            140,135         13.97             59,896          5.97


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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on such evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

The Company's controls and other procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) List of Exhibits (filed herewith unless otherwise noted)

3.1 Certificate of Incorporation of CFS Bancorp, Inc.*
3.2 Bylaws of CFS Bancorp, Inc.*

4.0 Form of Stock Certificate of CFS Bancorp, Inc.*

10.1 Form of Employment Agreement entered into between Citizens Financial Services, FSB and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc. and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*
10.5 CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan**
10.6 CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement**
99.1 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
     Section 906 of Sarbanes-Oxley Act of 2002.


------------

* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.
** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.

(b) Reports on Form 8-K

Date              Item and Description
August 27, 2002   Item 5. - The Company announced that Charles R. Webb had been appointed, effective August 27, 2002, to the Board of Directors of the Company and the Bank.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date:  November 13, 2002          By:  /s/   THOMAS F. PRISBY
                                  ----------------------------------------------
                                  Thomas F. Prisby, Chairman and
                                    Chief Executive Officer

Date:  November 13, 2002          By:  /s/   JOHN T. STEPHENS
                                  ----------------------------------------------
                                  John T. Stephens, Executive Vice President and
                                    Chief Financial Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Thomas F. Prisby, the Chairman of the Board and Chief Executive Officer of CFS Bancorp, Inc, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CFS Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                                /s/ Thomas F. Prisby
      ------------------------------                   -------------------------
                                                       Thomas F. Prisby
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                      CERTIFICATION PURSUANT TO RULE 13a-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, John T. Stephens, the Executive Vice President and Chief Financial Officer of CFS Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q of CFS Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                             /s/ John T. Stephens
      ------------------------------                ----------------------------
                                                    John T. Stephens
                                                    Executive Vice President and
                                                    Chief Financial Officer