Form 10-K
period 2002-03-31
CFS BANCORP INC
filed 2003-03-31
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No.: 0-24611

                                CFS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   33-2042093
-------------------------------------         ----------------------------------
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                Identification Number)


           707 Ridge Road
          Munster, Indiana                                 46321
-------------------------------------         ----------------------------------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months

         (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2). YES [X]   NO [ ]

         As of June 30, 2002, the aggregate value of the 12,472,591 shares of Common Stock of the Registrant outstanding on such date, which excludes 784,757 shares held by all directors and executive officers of the Registrant as a group, was approximately $192.8 million. This figure is based on the last known trade price of $15.46 per share of the Registrant's Common Stock on June 30, 2002.

Number of shares of Common Stock outstanding as of March 7, 2003: 12,289,297

                       DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Company's Annual Report to Stockholders for the year ended December 31, 2002 (the "2002 Annual Report") are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2003 are incorporated into Part III.

         When used in this Annual Report on Form 10-K or future filings by the Company with the Securities and Exchange Commission ("SEC"), in the Company's press releases or other public or stockholder communications, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995.

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

         Management believes that the holding company structure provides the Company and the Bank with additional flexibility to diversify its business activities through existing or newly-formed subsidiaries, or through acquisitions of other entities, including potentially other financial institutions and financial services-related companies. Such expansion is subject to regulatory limitations and the Company's financial position. The activities of the Company have been funded by the portion of the net proceeds of the Offering which was retained by the Company and earnings thereon, as well as dividends from the Bank.

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

         Citizens Financial is a federally-chartered stock savings bank that was originally organized in 1934. The Bank conducts its business from its executive offices in Munster, Indiana, as well as 23 banking centers located in Lake and Porter Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois. At December 31, 2002, the Company had $1.6 billion in total assets, $954.2 million in deposits, $449.4 million in borrowed funds and $160.7 million of stockholders' equity. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities. During 1998 the Bank began leveraging its capital base, using borrowings to provide additional funds to support its lending and investing activities. Historically, the Bank's primary lending emphasis was on loans secured by the first liens on single-family (one-to four-units) residential properties located in northwest Indiana and southeastern Cook County, Illinois. However, the Bank decided not to participate aggressively in the substantial refinancing of home loans that occurred nationally in 2001 and 2002 due to record low interest rates. Instead the Banks' strategy was to accumulate liquidity in order to take advantage of loans and other investments that would become available as the economy improved and interest rates rose to expected higher levels.

         The Bank also originated construction and land development loans, multi-family residential real estate loans, commercial real estate and other commercial loans, home equity loans and other loans. Since 1998, the Bank has shifted its lending emphasis, increasing its involvement in construction and land development loans, commercial loans and commercial and multi-family real estate loans while concurrently reducing its originations of single-family residential loans.

AVAILABLE INFORMATION

         CFS Bancorp, Inc. is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. The Company's filings are available to the public at the SEC's web site at http://www.sec.gov. Members of the public may also read and copy any document the Company files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition, the Company's stock is listed for trading on the Nasdaq National Market and trades under the symbol "CITZ." You may find additional information regarding the Company at www.nasdaq.com. In addition to the foregoing, the Company maintains a web site at www.bankcfs.com. The Company makes available on its Internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after we file such material with or furnish such documents to the SEC.

MARKET AREA AND COMPETITION

         Citizens Financial operates out of its headquarters in Munster, Indiana, which is located in Lake County in northwest Indiana. Citizens Financial also maintains 23 banking centers in Lake and Porter Counties in northwest Indiana and in Cook, DuPage and Will Counties in Illinois. The areas served by Citizens Financial are part of the Chicago Metropolitan Statistical Area.

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

         The Bank faces significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers in the United States, and the market for deposit funds is highly competitive. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings associations and mortgage-banking companies. The Bank's most direct competition for deposits has historically come from savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

         GENERAL. At December 31, 2002, the Company's net loans amounted to $930.3 million, or 58.7% of the Company's total assets, at such date. In addition to loans secured by single-family residential real estate, the Bank's mortgage loan portfolio at December 31, 2002 includes loans secured by multi-family (over four units) residential properties, which amounted to an aggregate of

$71.2 million, or 7.3% of the total loan portfolio, construction and land development loans, which totaled $165.0 million, or 16.8% of the total loan portfolio, loans secured by commercial real estate, which amounted to $271.4 million, or 27.7% of the loan portfolio, and home equity loans, which totaled $45.1 million, or 4.6% of the total loan portfolio. In addition to mortgage loans, the Bank originates various other loans which, at December 31, 2002, amounted to an aggregate of $42.6 million, or 4.4% of the total loan portfolio. Included in this total were $40.0 million of commercial loans and $2.6 million of consumer loans at December 31, 2002.

         The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors and the risks involved on such loans. These factors are, in turn, affected by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters.

         LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                                      December 31,
                                       ------------------------------------------------------------------------------
                                                2002                      2001                       2000
                                       ------------------------------------------------------------------------------
                                                     Percent of                Percent of                  Percent of
                                         Amount        Total        Amount       Total         Amount        Total
                                       ------------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Mortgage loans:
  Single-family residential            $  386,050      39.34%     $  535,197      58.38%     $  700,790      66.62%
  Multi-family residential                 71,170       7.25          51,635       5.63          41,903       3.98
  Commercial real estate                  271,426      27.66         142,663      15.56         124,477      11.83
  Construction and land
    development:
        Single-family residential          12,118       1.23          17,208       1.88          29,889       2.84
        Multi-family residential           63,893       6.51          26,443       2.88          43,689       4.16
        Commercial and land
            development                    88,951       9.06          76,168       8.31          70,486       6.70

    Home equity                            45,106       4.60          41,416       4.52          20,534       1.95
                                       ---------------------------------------------------------------------------
    Total mortgage loans                  938,714      95.65         890,730      97.16       1,031,768      98.08
Other loans:
    Commercial, non-real estate            40,034       4.08          23,996       2.62          17,503       1.66
    Consumer                                2,610        .27           2,066        .22           2,727        .26
                                       ---------------------------------------------------------------------------
       Total loans receivable             981,358     100.00%        916,792     100.00%      1,051,998     100.00%
                                                      ======                     ======                     ======

Less:
    Undisbursed portion of loan
        proceeds                           39,704                     24,454                     45,022
    Allowance for losses on loans           8,674                      7,662                      7,187
    Net deferred yield adjustments          2,632                      1,324                      1,062
                                       ----------                 ----------                 ----------
Loans receivable, net                  $  930,348                 $  883,352                 $  998,727
                                       ==========                 ==========                 ==========

                                                           December 31,
                                       ----------------------------------------------------
                                                  1999                      1998
                                       ----------------------------------------------------
                                                     Percent of                  Percent of
                                         Amount        Total        Amount         Total
                                       ----------------------------------------------------
                                                      (Dollars in Thousands)
Mortgage loans:
  Single-family residential            $  669,280      69.46%     $  596,199       80.08%
  Multi-family residential                 33,840       3.51          21,050        2.83
  Commercial real estate                   93,320       9.68          38,999        5.24
  Construction and land
    development:
        Single-family residential          39,045       4.05          31,516        4.23
        Multi-family residential           36,843       3.82             -           -
        Commercial and land
            development                    57,417       5.96          19,645        2.64

    Home equity                            16,001       1.66          19,589        2.63
                                       -------------------------------------------------
    Total mortgage loans                  945,746      98.14         726,998       97.65
Other loans:
    Commercial, non-real estate            13,646       1.42          11,072        1.49
    Consumer                                4,215        .44           6,431         .86
                                       -------------------------------------------------
       Total loans receivable             963,607     100.00%        744,501      100.00%
                                                      ======                      ======

Less:
    Undisbursed portion of loan
        proceeds                           73,086                     13,068
    Allowance for losses on loans           5,973                      5,357
    Net deferred yield adjustments          1,872                         (5)
                                       ----------                 ----------
Loans receivable, net                  $  882,676                 $  726,081
                                       ==========                 ==========

         CONTRACTUAL PRINCIPAL REPAYMENTS AND INTEREST RATES. The following table sets forth scheduled contractual amortization of the Bank's loans at December 31, 2002, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments and no stated maturity, and overdraft loans are reported as due in one year or less.


                                                      Principal Repayments Contractually Due
                                                          In Year(s) Ended December 31,
                                                    -----------------------------------------
                                    Total at
                                  December 31,
                                      2002            2003         2004-2007       Thereafter
                                  -----------------------------------------------------------
                                                       (In Thousands)
Mortgage loans:

   Single-family residential        $386,050        $  2,315        $ 14,939        $368,796
   Multi-family residential           71,170           1,420          30,393          39,357
   Commercial real estate            271,426           6,826          64,835         199,765
   Construction and land
       development                   164,962          61,541          72,198          31,223
   Home equity                        45,106           3,111           7,287          34,708

Other loans:

   Commercial                         40,034          26,396           6,926           6,712
   Consumer                            2,610             843           1,608             159
                                  -----------------------------------------------------------
       Total (1)                    $981,358        $102,452        $198,186        $680,720
                                  ==========================================================

----------
(1) Of the $878.9 million of loan principal repayments contractually due after December 31, 2003, $281.8 million have fixed rates of interest, and $597.1 million have adjustable rates of interest.

         Scheduled contractual amortization of loans does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current market rates of interest for mortgage loans are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current market rates as borrowers refinance adjustable-rate and fixed-rate loans at lower rates. Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

         ACTIVITY IN LOANS. The following table shows the activity in the Bank's loans during the years indicated.

                                                                       Year Ended December 31,
                                                   --------------------------------------------------------------
                                                       2002             2001             2001             1999
                                                   --------------------------------------------------------------
                                                                           (In Thousands)
Gross loans held at beginning of year              $   916,792      $ 1,051,998      $   963,607      $   744,501
Originations of loans:
   Mortgage loans:
      Single-family residential                         41,007           23,541           85,871          164,302
      Multi-family residential                          22,588            2,477            6,165           13,910
      Commercial real estate                           136,994           23,191           31,035           52,596
      Construction and land development:
         Single-family residential                      10,337           12,893           37,832           47,197
         Multi-family residential                       41,339            6,629           15,166           37,874
         Commercial and land development                46,450           43,482           38,465           57,788
      Home equity                                       42,331           30,689           19,078           13,163
   Other loans:
      Commercial                                        76,137           14,831           17,883           21,009
      Consumer                                           2,947            1,328              825            3,715
                                                   --------------------------------------------------------------
      Total originations                               420,130          159,061          252,320          411,554
                                                   --------------------------------------------------------------
Purchases of participating interests in loans:
      Single-family residential                          2,515           12,920               13               24
      Multi-family residential                           7,840             --               --               --
      Commercial real estate                            46,861            1,108             --               --
      Commercial                                         8,709           15,000             --               --
                                                   --------------------------------------------------------------
         Total purchases                                65,925           29,028               13               24
                                                   --------------------------------------------------------------
      Total originations and purchases                 486,055          188,089          252,333          411,578
                                                   --------------------------------------------------------------
Single-family residential loans sold                   (22,014)          (5,873)          (1,335)          (8,628)
Multi-family residential loans sold                       (900)            --               --               --
Transfers to real estate owned                          (2,382)          (1,875)          (1,721)          (1,112)
Charge-offs                                             (1,183)            (855)          (2,279)            (171)
Repayments                                            (395,010)        (314,692)        (158,607)        (182,561)
                                                   --------------------------------------------------------------
Net activity in loans                                   64,567         (135,206)          88,391          219,106
                                                   --------------------------------------------------------------
Gross loans held at end of year                    $   981,358      $   916,792      $ 1,051,998      $   963,607
                                                   ==============================================================


         The lending activities of Citizens Financial are subject to the credit policy approved by the Bank's Board of Directors. Applications for mortgage and consumer loans are taken at all of the Bank's branch offices, while commercial loan officers take loan applications at both the Bank's offices and the customers' offices. In addition, the Bank's business development officers call on individuals and businesses in the Bank's market area in their efforts to solicit new loan originations as well as other banking relationships. All loan applications are forwarded to the Bank's credit administration offices for underwriting and analysis. The Bank requires that a property appraisal or evaluation be obtained in connection with all new real estate mortgage loans. Citizens Financial requires that title insurance and hazard insurance be maintained on all security properties (except for home equity loans) and that adequate flood insurance be maintained if the property is within a designated flood plain.

         Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Asset/Liability Management Committee of Citizens Financial meets weekly and reviews all loans that exceed individual loan authority. The full Board of Directors of Citizens Financial is provided with a monthly report of all loans made in the period.

         A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $19.8 million in the case of the Bank at December 31, 2002), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Generally, Citizens Financial's aggregate loans to one borrower and related entities have been well below the regulatory limits. As of December 31, 2002, Citizens Financial's two largest relationships with one borrower and related entities amounted to $24.2 million and $19.9 million, and all of the Bank's loans included in such relationships were performing in accordance with their terms. Both relationships were originated when the Bank's loans to one borrower limitation was greater than the current level of $19.8 million. The Bank currently has a general policy of limiting any one loan or multiple loans to the same borrower to 75% of the legal limit.

         SINGLE-FAMILY RESIDENTIAL AND HOME EQUITY LOANS. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Department of Veterans Affairs ("VA"). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in northwest Indiana and DuPage, Will and Cook Counties, Illinois. Historically, the Bank retained virtually all mortgage loans which it originated and did not engage in sales of residential mortgage loans. Beginning July 1, 1999, the Bank instituted a new policy and began selling its newly originated fixed-rate loans; such sales amounted to $22.0 million in 2002 and included the release of servicing. As of December 31, 2002, $386.1 million, or 39.3%, of the Bank's total loans consisted of single-family residential mortgage loans. Citizens Financial originated $41.0 million, $23.5 million and $85.9 million of single-family residential mortgage loans in 2002, 2001 and 2000, respectively. Although the Bank will continue to originate single-family residential mortgage loans, it anticipates construction and land development, commercial and commercial real estate and multi-family real estate loans will continue to increase as a percentage of total new loan originations as the Bank continues to implement its strategic plan.

         Citizens Financial's residential mortgage loans have either fixed rates of interest or interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities of 10, 15 or 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the end of the loan term. The Bank's fixed-rate loans are generally originated under terms, conditions and documentation which permit them to be sold to U.S. Government-sponsored agencies ("GSE's"), such as the Federal National Mortgage Association ("Fannie Mae"), and other investors in the secondary market for mortgages. At December 31, 2002, $97.4 million, or 25.3% of the Bank's single-family residential mortgage loans, were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

         The adjustable-rate single-family residential mortgage ("ARM") loans currently offered by the Bank have interest rates which are fixed for the initial three or five years and are thereafter adjusted on an annual basis in accordance with a designated index such as one-year U.S. Treasury obligations adjusted to a constant maturity ("CMT"), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate over the life of the loan, which cap generally is 6% above the initial rate. From time to time, based on prevailing market conditions, the Bank may offer ARM loans with initial rates which are below the fully indexed rate. Such loans generally are underwritten based on the fully indexed rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2002, $288.7 million, or 74.7% of the Bank's single-family residential mortgage loans, were adjustable-rate loans.

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

         At December 31, 2002, Citizens Financial's home equity loans amounted to $45.1 million, or 4.6% of the Bank's total loans. The preponderance of the Bank's home equity loans are structured as fixed-rate, fixed-term loans, although the Bank also offers floating rate home equity lines of credit. Home equity loans, like single-family residential mortgage loans, are secured by the underlying equity in the borrower's residence. However, the Bank generally obtains a second mortgage position to secure its home equity loans. The Bank's home equity loans require LTV ratios of 90% or less after taking into consideration any first mortgage loan. The Bank originated $42.3 million, $30.7 million and $19.1 million of home equity loans in 2002, 2001 and 2000, respectively.

         MULTI-FAMILY RESIDENTIAL AND COMMERCIAL REAL ESTATE LOANS. After the completion of the Conversion in July 1998, the Company increased its emphasis on the origination of commercial real estate loans, multi-family residential loans and construction and land development loans. In order to implement the Bank's strategy, the Bank has significantly increased the number of employees dedicated to multi-family residential and commercial real estate lending. Such loans often have interest rates that are adjustable or float based on the prime rate and generally have shorter terms to maturity and higher yields than the Bank's single-family residential mortgage loans. At December 31, 2002, Citizens Financial's multi-family residential mortgage loans and commercial real estate loans amounted to $71.2 million and $271.4 million, or 7.3% and 27.7%, respectively, of the Bank's total loan portfolio, as compared to $21.1 million and $39.0 million, or 2.8% and 5.2%, respectively, of the Bank's total loan portfolio at December 31, 1998 (the first fiscal year end after Conversion).

         The Bank's multi-family residential real estate loans are concentrated in northwest Indiana and DuPage, Will and Cook Counties, Illinois. The Bank originated $22.6 million of multi-family residential real estate loans in 2002 compared to $2.5 million and $6.2 million in 2001 and 2000, respectively.

         The Bank's commercial real estate loans generally are secured by hotels, medical office facilities, churches, small office buildings, strip shopping centers and other commercial uses primarily located in the Bank's market area. The Bank's commercial real estate loans usually are less than $5.0 million, and as of December 31, 2002, the average size of the Bank's commercial real estate loans was approximately $1.3 million. The Bank originated $137.0 million of commercial real estate loans during the year ended December 31, 2002 compared to $23.2 million and $31.0 million, respectively, in 2001 and 2000. As of December 31, 2002, the Bank's five largest commercial real estate and multi-family residential loan relationships were $24.2 million, $19.9 million, $17.5 million, $14.8 million and $13.8 million, all of which were performing in accordance with their terms.

         The Bank's multi-family residential and commercial real estate loans generally are five-year, fixed-rate loans with an amortization period of up to 25 years and loan to value ratios of not more than 80%. Citizens Financial also originates floating-rate and adjustable-rate multi-family residential and commercial real estate loans. Generally, fees of between 0.5% and 1.0% of the principal loan balance are charged to the borrower upon closing. The Bank generally charges prepayment penalties on commercial real estate and multi-family residential mortgage loans. The Bank generally obtains personal guarantees of the borrower's principals as additional security for any commercial real estate and multi-family residential loans.

         Citizens Financial evaluates various aspects of commercial and multi-family residential real estate loan transactions in an effort to mitigate credit risk to the greatest extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, management experience, current and projected occupancy, position in the market, location and physical condition. The Bank has also generally imposed a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of not less than 120% for commercial real estate loans and for multi-family residential loans. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for every commercial real estate and multi-family loan transaction. All appraisal reports are reviewed by the Bank prior to the closing of the loan, as are environmental site assessments that are deemed necessary.

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

         As of December 31, 2002, multi-family residential real estate loans totaling $36,000 were considered non-performing loans while $5.6 million, or 2.1%, of its commercial real estate loans were considered non-performing.

         The Bank also invests, on a participating basis, in multi-family and commercial real estate loans originated by other lenders. In these transactions, the Bank reviews such loans utilizing the same credit policies applicable to loans it originates. At December 31, 2002 participation loans purchased totaled approximately $60.0 million.

         CONSTRUCTION AND LAND DEVELOPMENT LOANS. As previously indicated, the Bank increased its emphasis on construction and land development loans beginning in the second half of 1998. Historically, in the several years prior to the Bank's Conversion, the Bank had concentrated its construction lending efforts primarily on residential construction loans to local real estate builders, generally with whom it had an established relationship. The Bank also originated such loans to individuals for the construction of their residences. Commencing in the second half of 1998, the Bank expanded its efforts to originate construction loans for commercial real estate and multi-family residential properties. At December 31, 2002 the average size of construction loans for commercial real estate and multi-family residential properties was approximately $1.5 million. At December 31, 2002, construction and land development loans amounted to $165.0 million, or 16.8% of the Bank's loan portfolio (including $39.7 million of loans in process). Of the Bank's construction and land development loans at December 31, 2002, $1.7 million were construction/permanent, single-family residential loans which loans, by their terms, convert to permanent mortgage loans upon the completion of construction. The Bank originated $98.1 million of construction and land development loans during 2002, compared to $63.0 million and $91.5 million of construction and land development loans in 2001 and 2000, respectively. Of the $98.1 million of construction and land development loans originated in 2002, an aggregate of $87.8 million was for commercial real estate and multi-family residential construction loans. Of the Bank's commercial real estate and multi-family residential mortgage loans at December 31, 2002, $73.0 million were construction/permanent loans.

         Prior to making a commitment to fund a construction loan, the Bank requires an appraisal of the property by an approved independent appraiser. The Bank's staff, or a third-party contractor retained by Citizens Financial, also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspections of the project based on a percentage of completion and acknowledgement of title company lien endorsements.

         The Bank originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. Such loans are secured by a mortgage on the property, are generally limited to 75% of the appraised value of the secured property and are typically made for a period of up to two years. The Bank requires monthly interest payments during the term of the loan. The principal of the loan is reduced as lots are sold and released. All of the Bank's land loans are secured by property located in its primary market area. In addition, the Bank generally obtains personal guarantees from the borrowers' principals.

         The Bank's loan underwriting and processing procedures require that construction and development loans be reviewed by independent architects, engineers or other qualified third parties for verification of costs. Disbursements during the construction phase are based on regular on-site inspections and approved certifications. In the case of construction loans on commercial projects where the Bank provides the permanent financing, the Bank usually requires firm lease commitments on some portion of the property under construction from qualified tenants. In addition, the Bank limits both its residential and commercial construction lending to northwest Indiana and the Chicago-land area. At December 31, 2002 the Bank's five largest construction and land development relationships were $13.0 million, $10.4 million, $7.5 million, $6.7 million and $6.7 million, all of which were performing in accordance with their terms.

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

         In evaluating any new originations of construction and development loans, the Bank generally considers evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To reduce the risk inherent in such lending, on certain occasions the Bank may require performance bonds in the amount of the construction contract and often obtains personal guarantees from the principals of the borrower.

         As of December 31, 2002, $1.3 million, or 0.8%, of Citizens Financial's construction and land development loans were considered non-performing.

         OTHER LOANS. Citizens Financial's other loans consist primarily of commercial loans, consumer loans and loans secured by deposit accounts. Included in the category of commercial loans are loans secured by business assets other than real estate, unsecured loans, and secured and unsecured operating lines of credit. As of December 31, 2002, Citizens Financial's other loans amounted to $42.6 million compared to $26.1 million and $20.2 million at December 31, 2001 and 2000, respectively. The Bank is not actively marketing its consumer loans and offers them primarily as a service to its existing customers.

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

         DELINQUENT LOANS. The following table sets forth information concerning certain delinquent loans, at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans. The following table contains information on loans that are 60 to 89 days delinquent. Loans that are delinquent 90 days or more are included in the table on page 17 in the non accrual loans category.


                                                     At December 31,
                           -------------------------------------------------------------------
                                   2002                   2001                   2000
                           -------------------------------------------------------------------
                           60-89 Days Delinquent  60-89 Days Delinquent  60-89 Days Delinquent
                           -------------------------------------------------------------------
                                     Percent of             Percent of             Percent of
                                        Loan                   Loan                   Loan
                            Amount    Category     Amount    Category     Amount    Category
                           -------------------------------------------------------------------
                                                  (Dollars in Thousands)
Residential:
   Single-family           $ 4,537      1.18%     $ 3,593      0.68%     $ 4,905      0.70%
   Multi-family                360      0.51        1,945      3.77           30      0.07
Commercial real estate          79      0.03        4,842      3.40          163      0.13
Construction and land
   development               1,035      0.63          846      0.71          275      0.19
Home equity                    522      1.16          257      0.62          288      1.40
Other:
   Commercial                1,536      3.84          396      1.65          892      5.10
   Consumer                    292      11.2           29      1.41           65      2.39
                           -------------------------------------------------------------------
      Total                $ 8,361      0.85%     $11,908      1.30%     $ 6,618      0.63%
                           ===================================================================

         NON-PERFORMING AND UNDER-PERFORMING ASSETS. The following table sets forth information with respect to non-performing and certain under-performing assets identified by Citizens Financial, including non-accrual loans and other real estate owned. Citizens Financial had no accruing loans 90 days or more past due as to principal or interest at any of the below-referenced dates.

                                                                    At December 31,
                                             -----------------------------------------------------------
                                               2002         2001         2000         1999         1998
                                             -----------------------------------------------------------
                                                                (Dollars in Thousands)
Non-accrual loans:
  Mortgage loans:
     Single-family residential               $ 7,294      $ 8,579      $ 5,230      $ 7,303      $ 5,137
     Multi-family residential                     36           36           --          460          516
     Commercial real estate                    5,621        1,798        1,330        2,498        2,754
     Construction and land development         1,323        1,361        4,167        1,313          469
     Home equity                                 324          692          405          206            1
  Other loans:
     Commercial                                  692        1,117          559           --           --
     Consumer                                     35          291          158           52           76
                                             -----------------------------------------------------------
     Total non-accruing loans                 15,325       13,874       11,849       11,832        8,953
  Other real estate owned, net                   893        1,128        1,058          609          435
                                             -----------------------------------------------------------
  Total non-performing assets                $16,218      $15,002      $12,907      $12,441      $ 9,388
                                             ===========================================================
Performing troubled debt restructurings      $   338      $   417      $   586      $   668      $   916
Non-performing assets to total assets           1.02%        0.94%        0.75%        0.75%        0.64%
Non-performing loans to total loans             1.56         1.51         1.13         1.23         1.20
Total non-performing assets and troubled
    debt restructurings to total assets         1.05         0.96         0.75         0.75         0.64

         Included in non-accrual commercial real estate loans at December 31, 2002 is a loan secured by a motel with a carrying value of approximately $3.9 million. A receiver has been appointed. Citizens ordered and received an appraisal for this property indicating an amount in excess of the carrying value. This property is expected to become real estate owned sometime during 2003.

         The interest income that would have been recorded during the year ended December 31, 2002, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods, was $1.9 million. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $1.0 million.

         CLASSIFIED AND CRITICIZED ASSETS. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" is also established and maintained for assets which have some identified weaknesses but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. At December 31, 2002, Citizens Financial had an aggregate of $48.3 million of classified assets, 98.3% of which were classified substandard and 1.7% of which were classified as doubtful, compared to $39.3 million of classified assets as of December 31, 2001. The Bank utilizes a third party to review the Bank's commercial loans and commercial real estate loans. As a result of the third party consultant's review the Company hired and/or reassigned personnel to perform monitoring functions.

         ALLOWANCE FOR LOSSES ON LOANS. The Bank's policy is to establish allowances for estimated losses on loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table below, at December 31, 2002, the Bank's allowance for losses on loans amounted to $8.7 million or 56.6% and 0.92% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision for losses on loans amounted to $2.0 million for the year ended December 31, 2002 and $1.2 million for 2001. While no assurance can be given that future charge-offs and/or additional provisions will not be necessary, management of the Company believes that, as of December 31, 2002, the allowance for losses on loans was adequate.

         A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the Office of Thrift Supervision which can order the establishment of additional general or specific loss allowances. The Office of Thrift Supervision, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our policy for establishing loan losses is consistent with the Office of Thrift Supervision's policy statement. In July 2001, the SEC issued Staff Accounting Bulletin ("SAB") No. 102, "Selected Loan Loss Allowance Methodology and Documentation Issues." The guidance contained in the SAB was effective immediately and focuses on the documentation the SEC staff normally expects registrants to prepare and maintain in support of the allowance for loan and lease losses. Concurrent with the SEC's issuance of SAB No. 102, the federal banking agencies, represented by the Federal Financial Institutions Examination Council ("FFIEC"), issued an interagency policy statement entitled "Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions" (Policy Statement). The SAB and Policy Statement were the result of an agreement between the SEC and the federal banking agencies in March 1999 to provide guidance on allowance for loan and lease losses methodologies and supporting documentation. There was no impact on earnings, financial condition, or stockholder's equity upon implementation of the SAB or FFIEC pronouncement.

         The following table sets forth the activity in the Bank's allowance for losses on loans during the periods indicated.

                                                                       Year Ended December 31,
                                                   ---------------------------------------------------------------
                                                     2002          2001          2000          1999          1998
                                                   ---------------------------------------------------------------
                                                                            (In Thousands)
                                                   ---------------------------------------------------------------
Allowance at beginning of period                   $ 7,662       $ 7,187       $ 5,973       $ 5,357       $ 3,825
                                                   ---------------------------------------------------------------
Provisions                                           1,956         1,150         3,375           675         1,630
   Charge-offs:
      Mortgage loans:
         Single-family residential                     (82)         (120)         (203)         (138)          (49)
         Multi-family residential                       (3)           --            --            --            --
         Commercial real estate                       (974)         (429)       (2,048)           --            --
         Construction and land development             (31)           (6)          (10)           --           (13)
      Other loans                                      (93)         (300)          (18)          (33)          (63)
                                                   ---------------------------------------------------------------
         Total charge-offs                          (1,183)         (855)       (2,279)         (171)         (125)
                                                   ---------------------------------------------------------------
Recoveries:
         Mortgage loans:
            Single-family residential                  210           124            64            70            25
            Multi-family residential                    --            --             1            --            --
            Commercial real estate development          24            56            --            --            --
            Construction and land development           --            --            50            --            --
         Other loans                                     5            --             3            42             2
                                                   ---------------------------------------------------------------
          Total recoveries                             239           180           118           112            27
                                                   ---------------------------------------------------------------
         Net loans charged-off to allowance
             for losses on loans                      (944)         (675)       (2,161)          (59)          (98)
                                                   ---------------------------------------------------------------
         Allowance at end of period                $ 8,674       $ 7,662       $ 7,187       $ 5,973       $ 5,357
                                                   ===============================================================
Allowance for losses on loans to total
    non-performing loans at end of period            56.60%        55.23%        60.65%        50.48%        59.84%
                                                   ===============================================================
Allowance for losses on loans to total loans
   at end of period                                    .92%         0.86%         0.71%         0.67%         0.74%
                                                   ===============================================================
Net charge-offs to average loans outstanding          0.10%         0.07%         0.22%         0.01%         0.02%
                                                   ===============================================================


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

         The determination of the adequacy of the allowance at December 31, 2002 specifically considered various factors, including the balance of outstanding loans and the increases in the ratio of commercial, commercial land multi-family real estate and construction and land development loans to total loans. These loans are in excess of 50% of total loans receivable at December 31, 2002. Because of the increase in balances of these types of loans and the fact that such loans have historically resulted in more losses than single-family residential mortgage loans, management adjusted the manner by which the allowance for losses on loans is allocated during 2002. Previously, various percentages were assigned to loan categories based on management's analysis of their relative risks. Beginning in 2002, classified commercial type loans were evaluated and allocated separately from the general allocation of the entire portfolio.

         Citizens Financial will continue to monitor and modify its approach to estimate the allowances for losses on loans as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for losses on loans is sufficient to cover losses inherent in its loan portfolio at this time, no assurance will be given that the Bank's level of allowance for losses on loans will be sufficient to absorb loan losses inherent in the portfolio or that future adjustments to the allowance for losses on loans will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for losses on loans. In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank's allowance for loan losses. Such agency may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

         The resulting allocation as of December 31, 2002 was as follows:

                                           Allowance Allocation
                                             For                       Allowance as a      Allowance     Allowance as a
                                        Specifically       For          Percentage of      Allocation     Percentage of
                                         Identified     Classified       Classified      for Remainder    Remainder of      Total
Category                                    Losses         Loans            Loans         of Category       Category      Allocated
                                        -------------------------------------------------------------------------------------------
                                                                          (Dollars in Thousands)
Residential real estate:

  Single-family owner  occupied             $   --        $   55            50.00%           $  417            .10%        $  472
  Single-family non-owner occupied              --           162             8.41                71            .15            233
  Multi-family                                  --         1,966             5.39               316            .50          2,282
Business/Commercial                            150         2,110             7.62             1,899            .75          4,159
Business/Commercial  non-real estate            55            82             6.36               265           1.00            402
Developed lots                                  --            --               --                55            .75             55
Land                                            --           127             6.39               305           1.00            432
Consumer                                        --           245            50.00                32           1.50            277
Other Assets                                    --           180            10.00                 9           1.00            189
                                        -------------------------------------------------------------------------------------------
                                            $  205        $4,927                             $3,369                        $8,501
                                            ======        ======                             ======
Unallocated                                                                                                                   173
                                                                                                                           ------
Total                                                                                                                      $8,674
                                                                                                                           ======

         The Bank allocates its allowance for losses on loans by loan category. Various percentages are assigned to the loan categories based on management's analysis of their relative risks. At December 31, 2001, 2000, 1999 and 1998, the allowance for losses on loans was allocated as follows:


                                                                December 31,
                             ---------------------------------------------------------------------------------------
                                       2002                         2001                         2000
                             ---------------------------------------------------------------------------------------
                                           Allowance as a              Allowance as a                Allowance as a
                             Allowance     Percentage of   Allowance    Percentage of    Allowance   Percentage of
CATEGORY                     Allocation      Category      Allocation     Category      Allocation      Category
                             ---------------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
Residential real estate:
   Single-family owner
      occupied                 $  472            .11%         $2,262          .40%         $2,845          .40%
   Single-family non-
      owner occupied              233            .47             276          .80             298          .80
   Multi-family                 2,282           2.29             716         1.00             773         1.00
Business/Commercial             4,159           1.47           3,067         1.75           2,393         1.75
Business/Commercial
   non-real estate                402           1.41             388         2.50             419         2.50
Developed Lots                     55            .75              95         1.25              57         1.25
Land                              432           1.33             247         1.75             198         1.75
Consumer                          277            .71              48         2.00              73         2.00
Other assets                      189            N/A              --           --              --           --
                             ---------------------------------------------------------------------------------------
                                8,501                          7,099                        7,056

Unallocated                       173                            563                          131
                             --------                         ------                       ------
Total                          $8,674                         $7,662                       $7,187
                             ========                         ======                       ======

                                                  December 31,
                             ------------------------------------------------------
                                      1999                         1998
                             ------------------------------------------------------
                                         Allowance as a                Allowance as
                             Allowance    Percentage of    Allowance   a Percentage
CATEGORY                     Allocation     Category      Allocation    of Category
                             ------------------------------------------------------
                                             (Dollars in Thousands)
Residential real estate:
   Single-family owner
      occupied                  $2,663          .40%         $3,052         .50%
   Single-family non-
      owner occupied               280          .80             229         .75
   Multi-family                    409         1.00             203        1.00
Business/Commercial              1,003         1.75             884        1.75
Business/Commercial
   non-real estate                 280         2.50             296        2.50
Developed Lots                      62         1.25             121        1.25
Land                               221         1.75              82        1.75
Consumer                            73         2.00             110        2.00
Other assets                        --           --              --          --
                             ------------------------------------------------------
                                 4,991                        4,977

Unallocated                        982                          380
                                ------                       ------
Total                           $5,973                       $5,357
                                ======                       ======

INVESTMENT SECURITIES ACTIVITIES

         GENERAL. As of December 31, 2002, the Company had an aggregate of $39.1 million of investment securities, or 2.5%, of its total assets at such date. At such date, the unrealized loss on the Company's available-for-sale investment securities amounted to $630,000, net of deferred income taxes.

         The Company's investment securities consist primarily of callable agency securities, which amounted to $15.3 million, and commercial paper, which amounted to $15.7 million, at December 31, 2002. The Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with estimated average lives in excess of 10 years. In recent years, the Company has purchased substantial amounts of callable agency securities, which are U.S. Government agency debt obligations, generally having a contractual term to maturity of 10 years. These securities may be called for redemption at predetermined dates (generally every three months) throughout their terms. During 1998 and the first half of 1999 virtually all of the Company's callable agency securities were called within one year of purchase. As interest rates rose during the second half of 1999, these agency securities were not called. This trend continued into 2000, with no securities being called until late in the year, when rates again began to decline. The trend to lower interest rates continued throughout 2001 and 2002 with the Federal Reserve Board reducing rates eleven times in 2001. As of December 31, 2002, the contractual weighted average lives of the Company's investment securities was 3.0 years.

         At December 31, 2002, all of the Company's investment securities were classified as available-for-sale, and none were classified as held to maturity. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses on available-for-sale securities are recognized as direct increases or decreases in equity, net of applicable deferred income taxes. Securities which are classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

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

         The following table set forth information regarding the carrying and fair value of the Company's investment securities at the dates indicated.

                                                                            December 31,
                                               -----------------------------------------------------------------------
                                                       2002                     2001                     2000
                                               -----------------------------------------------------------------------
                                               Amortized       Fair     Amortized      Fair      Amortized     Fair
                                                  Cost         Value       Cost        Value        Cost       Value
                                               -----------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Available-for-sale:
Callable agency securities, corporate notes
    and commercial paper                         $30,767      $31,087     $33,169     $33,148      $20,017    $20,056
Trust preferred securities                         4,931        4,400       4,929       4,395        4,926      4,566
Equity securities                                  4,400        3,577       7,489       7,646        9,763      9,164
Asset-backed note                                     --           --       2,026       2,036           --         --
                                               -----------------------------------------------------------------------
                                                 $40,098      $39,064     $47,613     $47,225      $34,706    $33,786
                                               =======================================================================


         The following table sets forth certain information regarding the maturities of the Company's callable agency securities, corporate bonds, commercial paper and trust preferred securities at December 31, 2002.

                                                             Contractually Maturing
                              -----------------------------------------------------------------------------------------
                                        Weighted               Weighted                Weighted                Weighted
                              Under 1    Average      1-5       Average       6-10      Average     Over 10     Average
                                Year      Yield      Years       Yield       Years       Yield       Years       Yield
                              -----------------------------------------------------------------------------------------
                                                             (Dollars in Thousands)
                              -----------------------------------------------------------------------------------------
Callable agency securities     $    --       --%    $10,277       4.00%     $5,041       5.21%      $   --         --%
Corporate notes                     --       --          50      10.00          --         --           --         --
Commercial paper                15,719     1.68          --         --          --         --           --         --
Trust preferred                     --       --          --         --          --         --        4,400       2.33

MORTGAGE-BACKED SECURITIES

         GENERAL. At December 31, 2002, the Company's mortgage-backed securities included $318.0 million of mortgage participation certificates, collateralized mortgage obligations ("CMOs") and securities which qualified as real estate mortgage investment conduits ("REMICs"). At December 31, 2002 the unrealized gain on the Company's mortgage-backed securities available-for-sale amounted to $507,000, net of deferred income taxes. At December 31, 2002, $296.6 million of the Company's mortgage-backed securities were classified as available-for-sale, and $21.4 million were classified as held to maturity. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses on available-for-sale securities are recognized as direct increases or decreases in equity, net of applicable deferred income taxes. Securities which are held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

         The following table sets forth information regarding the carrying and fair value of the Company's mortgage-backed securities at the dates indicated.

                                                                            December 31,
                                               -----------------------------------------------------------------------
                                                        2002                    2001                     2000
                                                -----------------------------------------------------------------------
                                                Amortized      Fair     Amortized      Fair      Amortized     Fair
                                                   Cost        Value       Cost        Value        Cost       Value
                                                -----------------------------------------------------------------------
                                                                       (Dollars in Thousands)
Available-for-sale (at fair value):
  Participation certificates and collateralized
    mortgage obligations                         $ 64,084     $ 64,768    $ 32,089    $ 33,225     $ 54,227   $ 54,460
  REMICs                                          231,752      231,870     239,776     242,933      229,535    225,137
                                                -----------------------------------------------------------------------
                                                 $295,836     $296,638    $271,865    $276,158     $283,762   $279,597
                                                =======================================================================

Held to maturity:
  Participation certificates and collateralized
    mortgage obligations                         $ 20,651     $ 21,161    $ 28,644    $ 29,234     $ 34,349   $ 34,074
  REMICs                                              751          816       8,390       8,510       44,508     44,442
                                                -----------------------------------------------------------------------
                                                 $ 21,402     $ 21,977    $ 37,034    $ 37,744     $ 78,857   $ 78,516
                                                =======================================================================

         At December 31, 2002, $39.9 million, or 12.6%, of the Company's mortgage-backed securities portfolio consisted of adjustable-rate securities, as compared to $28.7 million, or 9.2%, and $26.6 million, or 7.4%, at December 31, 2001 and 2000, respectively.

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

         In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity. CMOs are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. REMICS are a form of CMOs with particular attributes under the Internal Revenue Code. At December 31, 2002 $173.0 million of the Company's REMICs were issued by government-related entities while $59.6 million were issued by other issuers.

SOURCE OF FUNDS

         GENERAL. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and borrowings. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank also uses borrowings, primarily Federal Home Loan Bank advances, to supplement its deposits as a source of funds.

         DEPOSITS. Citizens Financial's deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, passbook and statement savings accounts, and term certificate accounts. Deposit account terms may vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

         Citizens Financial utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for deposits outside of its market area. The Bank does not utilize the services of deposit brokers. The Bank traditionally has relied on customer service and convenience in marketing its deposit products. In addition, Citizens Financial generally has been competitive in the types of accounts and interest rates offered, and often it has been among the leaders in its market area on the rates paid on its deposits. Citizens Financial experienced a net decrease in deposits before interest credited of $14.5 million in 2002 and $24.6 million in 2001.

         The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                                  Year Ended December 31,
                                                       --------------------------------------------
                                                            2002             2001           2000
                                                       --------------------------------------------
                                                                      (In Thousands)
   Beginning balance                                      $945,444         $933,073       $924,193
   Net before interest credited                            (14,469)         (24,574)       (29,651)
   Interest credited                                        22,886           36,945         38,531
                                                       --------------------------------------------
   Net increase in deposits                                  8,417           12,371          8,880
                                                       --------------------------------------------
   Ending balance                                         $953,861         $945,444       $933,073
                                                       ============================================

         The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 2002.


                                                  Over One Year       Over Two Years                  Interest
                               Through One         Through Two        Through Three   Over Three      Category
                                   Year               Years               Years          Years         Totals
                               --------------------------------------------------------------------------------
                                                            (Dollars in Thousands)
    2.00% to 2.99%               $282,483            $18,262             $ 3,326        $    37       $304,108
    3.00% to 3.99%                 28,823             13,611               5,746          3,150         51,330
    4.00% to 4.99%                  7,759              3,976                 867         10,584         23,186
    5.00% to 5.99%                 17,185              5,475               3,192          4,065         29,917
    6.00% to 6.99%                 36,078             13,036              13,336          8,508         70,958
    7.00% to 8.99%                  4,884              2,759               7,900          2,533         18,076
                               --------------------------------------------------------------------------------
    Total                        $377,212            $57,119             $34,367        $28,877       $497,575
                               ================================================================================


         As of December 31, 2002, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $117.1 million. The following table presents the maturity of these time certificates of deposit at such dates.

                                                          December 31, 2002
                                                          -----------------
                                                            (In Thousands)
                 3 months or less                                $ 29,838
                 Over 3 months through 6 months                    30,524
                 Over 6 months through 12 months                   25,190
                 Over 12 months                                    31,530
                                                          -----------------
                                                                 $117,082
                                                          =================


         The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.

                                                                      December 31,
                                    ----------------------------------------------------------------------------------
                                            2002                          2001                        2000
                                    ----------------------------------------------------------------------------------
                                       Amount       Percentage      Amount       Percentage     Amount      Percentage
                                    ----------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Passbook accounts                     $212,370         22.27%      $203,165         21.49%     $207,422        22.23%
Certificates of deposit                497,575         52.16        544,887         57.63       568,399        60.90
Money market accounts                  121,693         12.76         89,205          9.44        47,226         5.07
Checking accounts:
   Noninterest-bearing                  31,318          3.28         26,970          2.85        26,468         2.84
   Interest-bearing                     90,905          9.53         81,217          8.59        83,558         8.96
                                    ----------------------------------------------------------------------------------
Total                                 $953,861        100.00%      $945,444        100.00%     $933,073       100.00%
                                    ==================================================================================

BORROWINGS

         The following table sets forth certain information as to the Bank's FHLB advances and other borrowings at the dates indicated and the weighted-average interest rates paid on borrowings for the years ended December 31, 2002, 2001 and 2000.

                                                                        At December 31,
                                                    -------------------------------------------------------
                                                        2002                  2001                 2000
                                                    -------------------------------------------------------
                                                                    (Dollars in Thousands)
FHLB advances                                         $449,431              $462,658             $483,151
Securities sold under agreements
   to repurchase                                            --                    --               64,925
                                                    -------------------------------------------------------
Total borrowings                                      $449,431              $462,658             $548,076
                                                    =======================================================
Weighted average interest rate of borrowings              5.87%                 5.88%                5.92%

Refer to Note 8, "Borrowed Money", in the Consolidated Financial Statements for additional information related to Borrowings.

TRUST ACTIVITIES

         The Company also provides fiduciary services through the Bank's Trust Department. Services offered include fiduciary services for trusts and estates and land trusts. As of December 31, 2002, the Trust Department maintained 69 trust/fiduciary accounts, of which 49 were land trusts with an aggregate principal balance of $3.0 million at such date. Revenue from the Trust Department for the year ended December 31, 2002 was $27,000.

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

SUBSIDIARIES

         During 2002 the Bank had three active, wholly-owned subsidiaries, CFS Holdings, Ltd., CFS Insurance Agency, Inc. and CFS Investment Services, Inc.

         CFS Holdings, Ltd. ("CFS Holdings") was approved by the Office of Thrift Supervision in January 2001 and was funded and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was funded with approximately $140.0 million of the Bank's investments and performs a significant amount of the Bank's investment securities and mortgage-backed securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established for CFS

Holdings by the Bank. Revenues of CFS Holdings were $5.6 million for the year ended December 31, 2002 compared to $4.2 million for the period from inception through December 31, 2001. Operating expenses of this operation were $61,000 for the year ended December 31, 2002 compared to $35,000 for the seven months of 2001.

         CFS Insurance Agency, Inc. ("CFS Insurance") was an independent insurance brokerage subsidiary which offered a full line of insurance products to the general public. CFS Insurance operated out of the Bank's Insurance/Investment Center in Munster, Indiana. The Bank has owned CFS Insurance since 1972. Effective November 30, 2002 the Bank sold the assets of this agency and entered into a five year lease, with the purchaser, for the building from which the agency conducted its operations. Pre-tax profit on the sale of these assets was approximately $1.1 million. Revenues of CFS Insurance were $1.3 million, $1.1 million, and $902,000 in 2002, 2001 and 2000, respectively.

         CFS Investments Services, Inc. ("CFS Investments") was primarily involved in the sale of mutual funds and other securities to members of the general public in the Bank's primary market area. CFS Investments commenced full service securities brokerage activities in 1994. During August 2002 the Bank entered into an agreement to outsource this activity and discontinue providing these services directly through CFS Investment Services, Inc. In addition to its presence in the CFS Insurance/Investments Center, CFS Investments maintained offices in eight of the Bank's branches. CFS Investments had total commission revenue of $770,000, $873,000 and $1.4 million in each of the years ended 2002, 2001 and 2000, respectively.

EMPLOYEES

         Citizens Financial had 328 full-time equivalent employees at December 31, 2002. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

         In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan: or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client will require preapproval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself.

         Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" as such term is defined by the SEC and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

         Regulatory Capital Requirements. OTS capital regulations require savings banks to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement, and a tangible capital requirement. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

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

         The Bank's tangible and core capital ratios were 8.42%, and its total risk-based capital ratio was 14.0% at December 31, 2002. At such date, the Bank was classified as a "well-capitalized" institution.

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

         Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification:
"well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 2002, the Bank met the capital requirements of a "well-capitalized" institution under applicable OTS regulations.

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

         Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well-capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to .27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The Bank's deposit insurance premiums totaled $164,000, or .017%, of its insured deposits for the year ended December 31, 2002.

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

         BAD DEBT RESERVES. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, large savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 Federal tax return. In addition, the federal legislation requires the recapture (over a six year period with a deferral of one or two years if certain requirements were met) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. The amount of such reserve subject to recapture as of December 31, 2002 is approximately $1.0 million for Citizens Financial.

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

         At December 31, 2002 the total federal pre-1988 reserve was approximately $12.5 million for Citizens Financial. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no Federal income tax provision has been made.

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

         NET OPERATING LOSS CARRYOVERS. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. Losses incurred in tax years beginning before August 6, 1997 and after December 31, 1986 can be carried back three years and forward 15 years. Prior to 1987, various carryback and carryforward provisions apply. At December 31, 2002, Citizens Financial had no net operating loss carryforwards for federal income tax purposes.

         CORPORATE DIVIDENDS-RECEIVED DEDUCTION. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends-received deduction is 80% in the case of dividends received from corporations, the stock of which the corporate recipient owns 20% or more but generally less than 80%, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

STATE AND LOCAL TAXATION

         INDIANA STATE TAXATION. The Company and the Bank are subject to an 8.5% franchise tax, imposed by the State of Indiana, on the net income of financial (including thrift) institutions, exempting them from the current gross income, supplemental net income and intangible taxes.

Net income for franchise tax purposes is federal taxable income before net operating loss deductions and special deductions, adjusted for certain items, including Indiana income taxes, property taxes, charitable contributions, tax-exempt interest and bad debts. Other applicable Indiana taxes include sales, use and property taxes. Beginning in 1999, the Company and the Bank can apportion income outside of Indiana.

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

ITEM 2.      PROPERTIES

                             OFFICES AND PROPERTIES

         The following table sets forth certain information relating to Citizens Financial's offices at December 31, 2002. In addition, the Bank maintains 33 automated teller machines ("ATMs"), with 28 of such ATMs at the Bank's branch offices.

                                                                           Net Book Value of
                                                            Lease       Property and Leasehold
                                          Owned or        Expiration        Improvements at          Deposits at
              Location                     Leased            Date          December 31, 2002      December 31, 2002
----------------------------------------------------------------------------------------------------------------------
                                                                                       (In Thousands)
EXECUTIVE OFFICE:
707 Ridge Road                              Owned             --                $2,815                $147,066
Munster, IN 46321

BRANCH OFFICES:
5311 Hohman Avenue                          Owned             --                  373                  97,627
Hammond, IN 46320

155 N. Main Street                          Owned             --                  320                  89,481
Crown Point, IN 46307

1720 45th Street                            Owned             --                  590                  109,577
Munster, IN 46321

4740 Indianapolis Blvd.                     Owned             --                  244                  48,365
East Chicago, IN 46312

2121 E. Columbus Drive(1)                  Leased            2003                 360                  26,926
East Chicago, IN 46312

803 W. 57th Avenue                         Leased            2003                  1                   29,126
Merrillville, IN 46410

855 Thornapple Way                          Owned             --                  294                  38,198
Valparaiso, IN 46383

3853 45th Street                            Owned             --                  870                  23,976
Highland, IN  46322

10644 S. Cicero Avenue                     Leased            2005                 13                   18,978
Oak Lawn, Illinois 60453

9161 W. 151st Street                       Leased            2005                 60                   28,118
Orland Park, Illinois 60462

3301 W. Vollmer Road                       Leased            2007                 75                   38,595
Flossmoor, IL  60422

154th Street at Broadway(2)                Leased            2006                 182                  35,262
Harvey, IL  60426

(Table continued on next page)                                                  (Footnotes on following page)

                                                                          Net Book Value of
                                                            Lease       Property and Leasehold
                                          Owned or       Expiration        Improvements at           Deposits at
              Location                     Leased           Date          December 31, 2002       December 31, 2002
----------------------------------------------------------------------------------------------------------------------
                                                                                            (In Thousands)
13323 S. Baltimore                          Owned             --                 $211                  $30,815
Chicago, IL 60426

601 E. 162nd Street                         Owned             --                  249                  51,243
South Holland, IL  60473

7101 W. 127th Street                        Owned             --                  207                  50,464
Palos Heights, IL  60463

425. E. 170th Street(6)                     Owned             --                  300                    --
South Holland, IL  60473

16145 S. State Street(1)                   Leased            2003                 --                   10,824
South Holland, IL  60473

16039 S. Harlem Avenue(1)                  Leased            2003                 --                   18,670
Tinley Park, IL  60477

2345 W. 183rd Street(1)                    Leased            2003                 --                   17,362
Homewood, IL  60430

1100 E. Exchange Road(1)                   Leased            2003                 --                   14,525
Crete, IL  60417

1218 Sheffield Avenue(1)                   Leased            2003                 22                    9,802
Dyer, IN 46311

7229 S. Kingery Highway                    Leased            2007                 170                   7,889
Willowbrook, IL  60527

7650 Harvest Drive (3)                      Owned             --                 1,874                 10,820
Schererville, IN 46375

OTHER PROPERTIES:
1730 45th Street(4)                         Owned             --                 1,014                   --
Munster, IN  46321

8149 Kennedy Avenue(5)                     Leased            2003                 104                    513
Highland, IN  46322

10S660 State Route 83 (7)                   Owned             --                  644                    --
Willowbrook, IL  60527
----------------------------------------------------------------------------------------------------------------------

(1)  Full service branch facilities located in a local grocery store chain.
(2) Building donated to the United Way, June 30, 1999, Citizens Financial Services now leases approximately ten percent of building for branch operations.
(3)  Includes 3,570 square feet of space currently under lease to third party.
(4) Former site of Insurance and Investment Center currently under a five year lease (expiring in 2008) with purchaser of insurance agency assets as lessor.
(5)  Operations Center.
(6)  Deposits included with office located at 162nd Street.
(7)  Former branch location, currently used as telecommunications and ATM site.

ITEM 3       LEGAL PROCEEDINGS

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

         On May 13, 1993, the Bank filed suit against the U.S. government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit is pending in the United States Court of Federal and is titled Citizens Financial Services, FSB, et al. v. United States (Case No. 93-306-C).

         The Bank was granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The Government has filed a motion for summary judgment on the Bank's damages claims. Their motion is still pending. All pre-trial discovery has been substantially completed. No trial date has been set.

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

         The Bank is unable to predict the outcome of its claim against the United States and the amount of damages that may actually be awarded to the Bank, if any, in the event that a judgment is rendered in the Bank's favor. Consequently, no assurance can be given as to the result of this claim or the timing of any proceedings in relation thereto. The cost, including attorneys' fees, experts' fees, and related expenses of the litigation was approximately $258,000, $436,000, and $550,000 in 2002, 2001 and 2000,
respectively.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

         The information required herein is incorporated by reference from page 52 of the Registrant's 2002 Annual Report.

ITEM 6.      SELECTED FINANCIAL DATA

         The information required herein is incorporated by reference from pages 13 and 14 of the Registrant's 2002 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information required herein is incorporated by reference from pages 15 to 25 of the Registrant's 2002 Annual Report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required herein is incorporated by reference from pages 22 and 23 of the Registrant's 2002 Annual Report.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required herein is incorporated by reference from pages 26 to 51 of the Registrant's 2002 Annual Report.

ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required herein is incorporated by reference from pages 3 and 4 of the Registrant's Proxy Statement dated March 28, 2003 ("Proxy Statement").

ITEM 11.     EXECUTIVE COMPENSATION.

         The information required herein is incorporated by reference from pages 6 to 13 of the Registrant's Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required herein by Item 403 of Regulation S-K is incorporated by reference from page 15 and 16 of the Registrant's Proxy Statement.

         EQUITY COMPENSATION PLAN INFORMATION. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2002.

                                                                                                    Number of Share Remaining
                                     Number of Shares to be issued         Weighted-Average       Available for Future Issuance
                                    upon the Exercise of Outstanding       Exercise Price of       (Excluding Shares Reflected
        Plan Category                 Options, Warrants and Rights        Outstanding Options          in the First Column)
        -------------                 ----------------------------        -------------------          --------------------
Equity Compensation Plans
   Approved by Security Holders                  1,797,968                       $10.21                      229,065
Equity Compensation Plans Not
Approved by Security Holders                            --                           --                           --
              Total                              1,797,968                       $10.21                      299,065

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required herein is incorporated by reference from page 13 of the Registrant's Proxy Statement.

ITEM 14.     CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report, and based on their evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to the Company's management, including its chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)  Document filed as part of this Report.

              (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 2002 Annual Report to Shareholders.

         Independent Auditors' Report.

         Consolidated Statements of Financial Condition as of December 31, 2002 and 2001.

         Consolidated Statements of Income for the Years Ended December 31, 2002, 2001 and 2000.

         Consolidated Statements of Changes in Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000.

         Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.

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

         13.0 2002 Annual Report to Stockholders of the Registrant's Annual Report to Stockholders for the year ended December 31, 2002.
         21.0 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the required information.
         23.0 Consent of Independent Auditors - Ernst & Young LLP
         99.1 Certifications Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

         (3)(b) Reports filed on Form 8-K.

         On November 12, 2002, the Company filed a Current Report on Form 8-K in connection with the announcement that the Bank's subsidiary, CFS Insurance Agency, Inc. had entered into a definitive agreement to sell all of its assets.

         On December 2, 2002, the Company filed a Current Report on Form 8-K in connection with the announcement that the Bank intended to close four of its branch offices in the first quarter of 2003.

         On December 19, 2002, the Company filed a Current Report on Form 8-K in connection with the announcement of its quarterly dividend.

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

            Name                                       Title                            Date


/s/ Thomas F. Prisby                     Chairman of the Board and Chief            March 31, 2003
------------------------------           Executive Officer
Thomas F. Prisby                         (principal executive officer)


/s/ James W. Prisby                      Vice Chairman, President and Chief         March 31, 2003
------------------------------           Operating Officer
James W. Prisby


/s/ John T. Stephens                     Executive Vice President and               March 31, 2003
------------------------------           Chief Financial Officer
John T. Stephens                         (principal financial and
                                         accounting officer)


/s/ Sally A. Abbott                      Director                                   March 31, 2003
------------------------------
Sally A. Abbott

/s/ Gregory W. Blaine                    Director                                   March 31, 2003
------------------------------
Gregory W. Blaine


/s/ Thomas J. Burns                      Director                                   March 31, 2003
------------------------------
Thomas J. Burns


/s/ Gene Diamond                         Director                                   March 31, 2003
------------------------------
Gene Diamond


/s/ Frank D. Lester                      Director                                   March 31, 2003
------------------------------
Frank D. Lester


/s/ Charles R. Webb                      Director                                   March 31, 2003
------------------------------
Charles R. Webb

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Thomas F. Prisby, the Chairman of the Board and Chief Executive Officer of CFS Bancorp, Inc, certify that:

1. I have reviewed this annual report on Form 10-K of CFS Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 31, 2003                        By:  /s/ Thomas F. Prisby
       ------------------                    ------------------------------
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

I, John T. Stephens, the Executive Vice President and Chief Financial Officer of CFS Bancorp, Inc., certify that:

1. I have reviewed this annual report on Form 10-K of CFS Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 31, 2003                     By:  /s/ John T. Stephens
      ------------------                   -------------------------------------
                                                    John T. Stephens
                                                    Executive Vice President and
                                                    Chief Financial Officer