Form 10-Q
period 2003-03-31
CFS BANCORP INC
filed 2003-05-14
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended March 31, 2003.

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

         YES [X]  NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b of the Exchange Act).

         YES [X]  NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

The Registrant had 12,196,347 shares of Common Stock issued and outstanding as of April 30, 2003.

                                CFS BANCORP, INC.

                                      INDEX


                                                                                                        Page No.
                                                                                                        --------
PART I   FINANCIAL INFORMATION

                  Item 1.    Financial Statements (Unaudited)

                             Consolidated Statements of Financial Condition at
                             March 31, 2003 and (Audited) December 31, 2002                               3

                             Consolidated Statements of Income for the Three Months
                             Ended March 31, 2003 and 2002                                                4

                             Consolidated Statements of Changes in Stockholders' Equity
                             for the Three Months Ended March 31, 2003                                    5

                             Consolidated Statements of Cash Flows for the Three Months
                             Ended March 31, 2003 and 2002                                                6

                             Notes to Consolidated Financial Statements                                   7

                  Item 2.    Management's Discussion and Analysis of Financial Condition
                             and Results of Operations                                                    13

                  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                   19

                  Item 4.    Controls and Procedures                                                      19


PART II  OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                            20

                  Item 2.    Changes in Securities and Use of Proceeds                                    20

                  Item 3.    Defaults upon Senior Securities                                              20

                  Item 4.    Submission of Matters to a Vote of Security Holders                          20

                  Item 5.    Other Information                                                            20

                  Item 6.    Exhibits and Reports on Form 8-K                                             20

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                                                 March 31, 2003        December 31, 2002
                                                                 --------------        -----------------
                                                                  (Unaudited)
ASSETS
Cash and amounts due from depository institutions                $    14,272              $    30,312

Interest-bearing deposits                                            114,104                  105,479
Federal funds sold                                                    86,585                   74,350
                                                                 -----------              -----------
       Cash and cash equivalents                                     214,961                  210,141

Investment securities available-for-sale                              66,492                   39,064
Mortgage-backed securities available-for-sale                        260,493                  296,638
Mortgage-backed securities held-to-maturity
  (fair value 2003 - $21,156; 2002 - $21,977)                         20,577                   21,402
Loans receivable, net                                                947,321                  930,348
Investment in Federal Home Loan Bank stock, at cost                   25,780                   25,780
Office properties and equipment                                       13,494                   13,835
 Accrued interest receivable                                           6,899                    6,597
Real estate owned                                                        204                      893
Investment in Bank-owned life insurance                               31,371                   31,009
Prepaid expenses and other assets                                      9,235                    9,055
                                                                 -----------              -----------

       Total assets                                              $ 1,596,827              $ 1,584,762
                                                                 ===========              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                         $   968,284              $   954,222


Borrowed money                                                       449,401                  449,431
                                                                                                6,547
Advance payments by borrowers for taxes and insurance                  6,547                    4,410
Other liabilities                                                     17,505                   16,037
                                                                 -----------              -----------
          Total liabilities                                        1,441,737                1,424,100
                                                                 -----------              -----------

Stockholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 0
       at March 31, 2003 and December 31, 2002                            --                       --
   Common stock, $.01 par value:
     Authorized shares - 85,000,000
     Issued shares - 23,423,306
       at March 31, 2003 and December 31, 2002
     Outstanding shares - 12,267,197 and 12,674,597
       at March 31, 2003 and December 31, 2002, respectively             234                      234
   Additional paid-in capital                                        189,699                  189,786
   Retained earnings, substantially restricted                       107,058                  107,598
   Treasury stock, at cost: 11,156,109 and 10,748,709 shares
     at March 31, 2003, and December 31, 2002, respectively         (131,508)                (125,650)
   Unearned common stock acquired by ESOP                             (8,356)                  (8,356)
   Unearned common stock acquired by RRP                              (2,827)                  (2,827)
   Accumulated other comprehensive income (loss), net of tax             790                     (123)
                                                                 -----------              -----------
     Total stockholders' equity                                      155,090                  160,662
                                                                 -----------              -----------

          Total liabilities and stockholders' equity             $ 1,596,827              $ 1,584,762
                                                                 ===========              ===========


See accompanying notes

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                  ---------------------------
                                                      2003            2002
                                                  -----------     -----------
Interest income:
  Loans                                           $    15,240     $    15,588
  Mortgage-backed securities                            2,047           4,666
  Other investment securities                             469             333
  Other                                                   847           1,391
                                                  -----------     -----------
               Total interest income                   18,603          21,978

Interest expense:
  Deposits                                              5,225           7,215
  Borrowings                                            6,600           6,798
                                                  -----------     -----------
               Total interest expense                  11,825          14,013
                                                  -----------     -----------
               Net interest income before
               provision for losses on loans            6,778           7,965
Provision for losses on loans                             478             200
                                                  -----------     -----------
               Net interest income after
               provision for losses on loans            6,300           7,765

Non-interest income:
  Loan fees                                               361             405
  Fees on deposit accounts                              1,117             538
  Insurance commissions                                    --             288
  Investment commissions                                  126             262
  Net gain on sale of investment securities                --             247
  Income from Bank-owned life insurance                   362             348
  Other income                                            284             158
                                                  -----------     -----------
               Total non-interest income                2,250           2,246

Non-interest expense:
  Compensation and employee benefits                    4,439           4,996
  Net occupancy expense                                   622             595
  Furniture and equipment expense                         477             462
  Data processing                                         429             352
  Federal insurance premiums                               42              44
  Marketing                                               199             158
  Other general and administrative expenses             1,375           1,179
                                                  -----------     -----------
               Total non-interest expense               7,583           7,786
                                                  -----------     -----------

Income before income taxes                                967           2,225
Income tax expense                                        313             661
                                                  -----------     -----------

               Net income                         $       654     $     1,564
                                                  ===========     ===========

Per share data:
  Basic earnings per share                        $      0.06     $      0.13
  Diluted earnings per share                             0.06            0.12
  Cash dividends declared per share                      0.11            0.10
  Weighted average shares outstanding              11,348,576      12,175,537
  Weighted average diluted shares outstanding      11,815,045      12,670,862


See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                      Unearned   Unearned    Accumulated
                                                                                       Common     Common        Other
                                                   Additional                           Stock     Stock     Comprehensive
                                          Common    Paid-In    Retained   Treasury    Acquired   Acquired      Income
                                           Stock    Capital    Earnings     Stock      by ESOP    by RRP        (Loss)       Total
                                          ------   ----------  --------    -------    --------   --------   -------------  --------
Balance January 1, 2003                    $234    $189,786    $107,598   $(125,650)  $(8,356)   $(2,827)      $(123)      $160,662

Net income                                   --          --         654          --        --         --          --            654
Other comprehensive income, net of tax:
  Change in unrealized appreciation on
  available-for-sale securities, net of
  reclassification adjustment                                                                                    913            913
                                                                                                                           --------
Total comprehensive income                                                                                                    1,567
Purchase of treasury stock                   --          --          --      (6,417)       --         --          --         (6,417)
Exercise of stock options                    --        (113)         --         559        --         --          --            446
Tax benefit related to stock options
  exercised                                  --          26          --          --        --         --          --             26
Dividends declared on common stock           --          --      (1,194)         --        --         --          --         (1,194)
                                           ----    --------    --------   ---------   -------    -------        ----       --------
Balance March 31, 2003                     $234    $189,699    $107,058   $(131,508)  $(8,356)   $(2,827)       $790       $155,090
                                           ====    ========    ========   =========   =======    =======        ====       ========


See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                  Three Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                  2003           2002
                                                               ---------      ---------
Operating activities:
   Net income                                                  $     654      $   1,564
   Adjustments to reconcile net income
     to net cash provided by operating activities:
        Provision for losses on loans                                478            200
        Depreciation expense                                         443            471
        Tax benefit from exercise of stock options                    26             --
        Deferred income taxes (benefit)                             (642)           813
        Change in deferred income                                    134            349
        Increase in interest receivable                             (302)          (634)
        Decrease in accrued interest payable                         (48)           (98)
        Proceeds from sale of loans held-for-sale                  3,571          4,133
        Origination of loans held-for-sale                        (4,329)        (2,889)
        Net gain on sale of available-for-sale securities             --           (247)
        Decrease in prepaid expenses and other assets              2,320            843
        Increase (decrease) in other liabilities                   1,359         (2,176)
                                                               ---------      ---------

Net cash provided by operating activities                          3,664          2,329
                                                               ---------      ---------

Investing activities:
   Available for sale investment securities:
        Purchases                                                (66,975)      (110,115)
        Repayments                                                39,900        108,442
        Sales                                                         --            834
   Available for sale mortgage-related securities:
        Purchases                                                (51,580)       (41,861)
        Repayments                                                86,265         36,229
   Held to maturity mortgage-related securities:
        Repayments                                                   807          4,298
   Purchase of Federal Home Loan Bank stock                           --            (10)
   Redemption of FHLB stock                                           --             10
   Loan originations and principal payments on loans - net       (16,963)          (213)
   Additional costs on real estate owned                              --            (54)
   Proceeds from sale of real estate owned                           825            350
   Purchases of property and equipment                              (138)          (542)
   Disposal of property and equipment                                 36            279
                                                               ---------      ---------
Net cash used in investing activities                             (7,823)        (2,353)
                                                               ---------      ---------
Financing activities:
   Proceeds from exercise of stock options                           446            280
   Dividends paid on common stock                                 (1,267)        (1,050)
   Purchase of treasury stock                                     (6,417)        (3,410)
   Net increase in passbook and money market accounts             34,348         33,120
   Net decrease in certificates of deposit                       (20,238)       (49,120)
   Net increase in advance payments by borrowers for
      taxes and insurance                                          2,137          1,236
   Net decrease in borrowed funds                                    (30)           (28)
                                                               ---------      ---------
   Net cash flows used by financing activities                     8,979        (18,972)
                                                               ---------      ---------
   Increase (decrease) in cash and cash equivalents                4,820        (18,996)
   Cash and cash equivalents at beginning of period              210,141        272,067
                                                               ---------      ---------
   Cash and cash equivalents at end of period                  $ 214,961      $ 253,071
                                                               =========      =========

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 2002 contained in the CFS Bancorp, Inc. (the "Company") annual report to the stockholders. The results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.  STOCK BASED COMPENSATION

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued by Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company's employees' stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the Recognition and Retention Plan ("RRP") is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.


                                                    Three Months Ended
                                                        March 31,
                                                    --------------------
                                                      2003       2002
                                                    --------    -------
  Net Income (as reported)                             $654     $1,564
  Pro forma net income                                  461      1,375
  Diluted earnings per share (as reported)              .06        .12
  Pro forma diluted earnings per share                  .04        .11


The fair value of the option grants for the three months ended March 31, 2003 and 2002 was estimated using the Black Scholes option value model, with the following assumptions: dividend yield 3.1% in 2003 and 2.9% in 2002, expected volatility of 30.2% in both 2003 and 2002, risk free interest of 3.9% in 2003 and 5.1%, and an original expected life of ten years for all options granted.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility. The Company's stock options have characteristics significantly different from traded options and, inasmuch as changes in the subjective input assumptions can materially affect the fair value estimate, in Management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

3. LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:


                                                  March 31, 2003                 December 31, 2002
                                               ------------------------      --------------------------
                                                                (Dollars in thousands)
Mortgage loans:                                  Amount       Percent         Amount          Percent
                                                --------     ----------      --------        ----------
  Single-family residential                     $363,441       38.00%        $386,050          41.11%
  Multi-family residential                        74,708        7.81           71,170           7.58
  Commercial real estate                         303,010       31.68          271,426          28.91
Construction and land
  development:
    Single-family residential                     13,872        1.45            12,118          1.29
    Multi-family residential                      63,786        6.67            63,893          6.80
    Commercial and land development               91,937        9.61            88,951          9.47
  Home equity                                     49,325        5.16            45,106          4.81
                                                --------      ------         ---------        ------
        Total mortgage loans                     960,079      100.38           938,714         99.97

Other loans:
    Commercial                                    42,138        4.41            40,034          4.26
    Consumer                                       2,704         .28             2,610           .28
Undisbursed portion of
   loan proceeds                                 (45,658)      (4.78)          (39,704)        (4.23)
Deferred loan fees                                (2,788)       (.29)           (2,632)         (.28)
                                                --------      ------         ---------        ------
        Total loans receivable                   956,475      100.00%          939,022        100.00%
                                                --------      ------         ---------        ------


Less:
  Allowance for losses on loans                    9,154                         8,674
                                              ----------                      --------
Loans receivable, net                           $947,321                      $930,348
                                              ==========                      ========


4.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):

Available-for-sale at March 31, 2003:                                        Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities, corporate bonds
   and commercial paper                                    $55,894            $310          $   --         $56,204
Trust preferred securities                                   4,932              --             632           4,300
Equity securities                                            6,380              64             456           5,988
                                                           -------            ----          ------         -------
                                                           $67,206            $374          $1,088         $66,492
                                                           =======            ====          ======         =======



Available-for-sale at December 31, 2002:                                     Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                              ----           -----          ------           -----
Callable agency securities, corporate bonds
   and commercial paper                                    $30,767            $320          $   --         $31,087
Trust preferred securities                                   4,931              --             531           4,400
Equity securities                                            4,400              83             906           3,577
                                                           -------            ----          ------         -------
                                                           $40,098            $403          $1,437         $39,064
                                                           =======            ====          ======         =======

5.  MORTGAGE-BACKED SECURITIES

The amortized cost of mortgage-backed securities and their fair values are as follows (in thousands):


Available-for-sale at March 31, 2003:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                            $ 80,524          $1,467           $  65       $ 81,926
Real estate mortgage investment conduits
   and collateralized mortgage obligations             178,091             747             271        178,567
                                                      --------          ------           -----       --------
                                                      $258,615          $2,214           $ 336       $260,493
                                                      ========          ======           =====       ========


Available-for-sale at December 31, 2002:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                            $ 64,084          $  820            $136       $ 64,768
Real estate mortgage investment conduits
   and collateralized mortgage obligations             231,752             862             744        231,870
                                                      --------          ------            ----       --------
                                                      $295,836          $1,682            $880       $296,638
                                                      ========          ======            ====       ========



Held-to-maturity at March 31, 2003:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $19,846            $543             $ 7        $20,382
Real estate mortgage investment conduits
   and collateralized mortgage obligations                 731              43              --            774
                                                       -------            ----             ---        -------
                                                       $20,577            $586             $ 7        $21,156
                                                       =======            ====             ===        =======


Held-to-maturity at December 31, 2002:
                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                          ----           -----          ------          -----
Participation certificates                             $20,651          $ $520           $  10        $21,161
Real estate mortgage investment conduits
   and collateralized mortgage obligations                 751              65              --            816
                                                       -------          ------           -----        -------
                                                       $21,402          $  585           $  10        $21,977
                                                       =======          ======           =====        =======

6.  DEPOSITS

The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.


                                                                March 31, 2003                 December 31, 2002
                                                                --------------                 -----------------
                                                            Amount          Percent           Amount          Percent
                                                            ------          -------           ------          -------
                                                                         (Dollars in thousands)
Checking accounts:
  Noninterest-bearing                                      $33,561            3.47%          $31,318            3.28%
  Interest-bearing                                          90,588            9.36            90,905            9.53
Money market accounts                                      151,859           15.69           121,693           12.76
Saving accounts                                            214,626           22.17           212,370           22.26
Certificates of deposit:
  $100,000 or less                                         372,308           38.46           380,493           39.90
  Over $100,000                                            105,029           10.85           117,082           12.27
                                                          --------          ------          --------          ------
      Deposits                                             967,971          100.00%          953,861          100.00%
      Accrued interest                                         313                               361
                                                          --------                          --------
Total                                                     $968,284                          $954,222
                                                          ========                          ========


7.  RECENT ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34." elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim and annual periods ending after December 15, 2002, as were adopted in financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 during the first quarter of 2003 did not have a material impact on its financial position or results of operation.

8.  EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.


                                                                  Three Months Ended
                                                                  ------------------
                                                           March 31, 2003    March 31, 2002
                                                           --------------    --------------
                                                                (Dollars in thousands,
                                                                except per share data)
Net income                                                 $        654      $      1,564

Weighted average number of common shares outstanding         12,417,248        13,550,226
Average ESOP shares not committed to be released               (820,672)         (942,039)
Average RRP shares not vested                                  (248,000)         (432,650)
                                                           ------------      ------------
Weighted average number of shares outstanding for
   basic earnings per share computation purposes             11,348,576        12,175,537
Dilutive effects of employee stock options                      466,469           495,325
                                                           ------------      ------------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes       11,815,045        12,670,862
                                                           ============      ============

Basic earnings per share                                   $       0.06      $       0.13
Diluted earnings per share                                         0.06              0.12


9.  COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income:


                                                      Three Months Ended
                                                      ------------------
                                               March 31, 2003     March 31, 2002
                                               --------------     --------------
                                                     (Dollars in thousands)
Net income                                        $   654            $ 1,564
Net change in unrealized gain (loss) on
   securities available-for-sale, net                 913             (1,230)
                                                  -------            -------
Comprehensive income                              $ 1,567            $   334
                                                  =======            =======

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

CHANGES IN FINANCIAL CONDITION

Total assets were $1.6 billion at both March 31, 2003 and December 31, 2002 while total liabilities were $1.4 billion at both dates. Stockholders' equity was $155.1 million at March 31, 2003 compared to $160.7 million at December 31, 2002.

Cash and cash equivalents increased to $215.0 million at March 31, 2003 from $210.1 million at December 31, 2002.

Investment securities available-for-sale were $66.5 million at March 31, 2003 compared to $39.1 million at December 31, 2002. Mortgage-backed securities available-for-sale were $260.5 million at March 31, 2003 compared to $296.6 million at December 31, 2002, while mortgage-backed securities held-to-maturity were $20.6 million at March 31, 2003 compared to $21.4 million at December 31, 2002.

Loans receivable were $947.3 million at March 31, 2003 compared to $930.3 million at December 31, 2002. While loans receivable increased only $17.0 million or 1.8 percent, the Company continued its strategy of changing the composition of its loan portfolio by reducing the percentage of single-family residential loans and increasing the balances of commercial, commercial real estate and multi-family residential loans.

Deposits were $968.3 million at March 31, 2003 compared to $954.2 million at December 31, 2002. The increase of $14.1 million primarily was the result of a $30.2 million increase in money market accounts partially offset by a $20.2 million decrease in certificates of deposit.

Borrowed money was $449.4 million at both March 31, 2003 and December 31, 2002.

Stockholders' equity was $155.1 million at March 31, 2003 compared to $160.7 million at December 31, 2002. This $5.6 million reduction was the result primarily of a $5.9 million increase in treasury stock due the repurchase by the Company of 455,200 shares of its common stock and the $913,000 increase in accumulated other comprehensive income during the first quarter of 2003 due to the increase in unrealized gains on securities available-for-sale.

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


                                                                              Three Months Ended March 31,
                                                    --------------------------------------------------------------------------------
                                                                      2003                                     2003
                                                    ----------------------------------------   -------------------------------------
                                                      Average                     Average       Average                   Average
                                                      Balance       Interest     Yield/Cost     Balance      Interest    Yield/Cost
                                                    -----------   ------------   ----------    -----------  ----------  ------------
                                                                                  (Dollars in thousands)
Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                              $  904,375       $  14,693        6.50%     $  862,877   $   15,194       7.04%
     Other loans                                        40,259             547        5.43          27,341          394       5.76
                                                    ----------       ---------                  ----------   ----------
         Total loans                                   944,634          15,240        6.45         890,218       15,588       7.00
  Securities                                           366,331           2,516        2.75         359,433        4,999       5.56
  Other interest-earning assets (2)                    206,977             847        1.64         265,347        1,391       2.10
                                                    ----------       ---------                  ----------   ----------
     Total interest-earning assets                   1,517,942          18,603        4.90       1,514,998       21,978       5.80

Non-interest earning assets                             77,736                                      89,748
                                                    ----------                                  ----------
Total assets                                        $1,595,678                                  $1,604,746
                                                    ==========                                 ===========

Interest-bearing liabilities:
  Deposits:
     Checking and money market accounts             $  224,276             695        1.24      $  178,217          675       1.52
     Passbook accounts                                 213,439             511        0.96         210,898          775       1.47
     Certificates of deposit                           487,415           4,019        3.30         518,904        5,765       4.44
                                                    ----------       ---------                  ----------   ----------
          Total deposits                               925,130           5,225        2.26         908,019        7,215       3.18

Total borrowings                                       449,406           6,600        5.87         462,635        6,789       5.88
                                                    ----------       ---------                  ----------   ----------
Total interest-bearing liabilities                   1,374,536          11,825        3.44       1,370,654       14,013       4.09

Non-interest bearing liabilities (3)                    63,524                                      63,343
                                                    ----------                                  ----------
          Total liabilities                          1,438,060                                   1,433,997
Net worth                                              157,618                                     170,749
                                                    ----------                                  ----------
          Total liabilities and retained income     $1,595,678                                  $1,604,746
                                                    ==========                                  ==========

Net interest-earning assets                         $  143,406                                  $  144,344
                                                    ==========                                  ==========
Net interest income/interest rate spread                             $   6,778         1.46%                 $    7,965       1.71%
                                                                     =========       ======                  ==========     ======
Net interest margin                                                                    1.79%                                  2.10%
                                                                                     ======                                 ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                               110.43%                                110.53%
                                                                                     ======                                 ======


(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes money market accounts, federal funds sold and interest-earning bank deposits.

(3) Consists primarily of demand deposit accounts.

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


                                                         Three Months Ended March 31, 2003
                                                   compared to Three Months Ended March 31, 2002
                                              ------------------------------------------------------
                                                              (Dollars in thousands)
                                                            Increase (decrease) due to
                                              ------------------------------------------------------
                                                                                          Total Net
                                                                               Rate/      Increase
                                                 Rate           Volume         Volume    (Decrease)
                                              ------------------------------------------------------
Interest-earning assets:
  Loans receivable:
     Real estate loans                           $(1,175)          $731         $(57)         $(501)
     Other loans                                     (23)           186          (10)           153
                                                 -------         ------        -----        -------
                                                  (1,198)           917          (67)          (348)

  Securities                                      (2,530)            96          (49)        (2,483)
  Other interest-earning assets                     (305)          (306)          67           (544)
                                                 -------         ------        -----        -------

Total net change in income on
  interest-earning assets                         (4,033)           707          (49)        (3,375)

Interest-bearing liabilities:
  Deposits:
     Checking and money markets accounts            (123)           175          (32)            20
     Passbook accounts                              (270)             9           (3)          (264)
     Certificates of deposit                      (1,486)          (350)          90         (1,746)
                                                 -------         ------        -----        -------
          Total deposits                          (1,879)          (166)          55         (1,990)

Borrowings                                            (4)          (194)          --           (198)
                                                 -------         ------        -----        -------
Total net change in expense on
  interest-bearing liabilities                    (1,883)          (360)          55         (2,188)
                                                 -------         ------        -----        -------

Net change in net interest income                $(2,150)        $1,067        $(104)       $(1,187)
                                                 =======         ======        =====        =======

RESULTS OF OPERATIONS

The Company reported net income of $654,000 or $0.06 per diluted share for the three months ended March 31, 2003 compared to $1.6 million or $0.12 per diluted share for the three months ended March 31, 2002.

Net interest income for the first quarter of 2003 was $6.8 million compared to $8.0 million for the same period in 2002. The decrease in net interest income primarily reflects the compression of interest rate spreads (from 1.71 percent to 1.46 percent) and net interest margin (from 2.10 percent to 1.79 percent) when comparing the first quarter of 2003 and the first quarter of 2002 due primarily to declines in the weighted average yields on interest-earning assets. Also contributing to the decrease in net interest income, when comparing the first quarter of 2003 to the first quarter of 2002, was the acceleration of prepayments of mortgage loans underlying mortgage-backed securities. Many of these securities were purchased at a premium to par. These premiums are amortized against income based on an assumed level yield. As prepayments and repayments of the underlying mortgages accelerated, the rate of amortization of these premiums was accelerated, resulting in approximately $550,000 of additional premiums being amortized against income over and above scheduled amounts during the first quarter of 2003.

The Company's interest income was $18.6 million and $22.0 million for the three months ended March 31, 2003 and 2002, respectively. The average balances of both loans receivable and securities increased while the average balance of other interest-earning assets decreased when comparing the first quarter of 2003 to the first quarter of 2002. Increased interest income resulting from the increases in average balances was more than offset by the reduction in average yields on all interest-earning categories in the first quarter of 2003 when compared to the first quarter of 2002.

Interest expense was $11.8 million and $14.0 million for the three months ended March 31, 2003 and 2002, respectively. Average balances of checking and savings accounts increased during the three months ended March 31, 2003 compared to the three months ended March 31, 2002, while the average balances of certificates of deposit and borrowings decreased when comparing these same periods. The resultant net increase in average balances was more than offset by the reduction in average costs paid on all interest-bearing liabilities during the first quarter of 2003 when compared to the first quarter of 2002.

The Company's provision for loan losses for the three months ended March 31, 2003 was $478,000 compared to $200,000 for the same period in 2002. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowances for losses on loans at a level which is deemed appropriate to absorb losses inherent in the portfolio. The Company has increased its emphasis in recent years on construction and land development loans, multi-family residential real estate loans, commercial loans, and commercial real estate loans, all of which are generally deemed to involve more risk of loss than single-family residential real estate loans. As a result the Company continued to increase its allowance for losses on loans as a percentage of total loans. Included in the 2003 provision is $28,000 relating to overdrafts of deposit products from a new program which began in the third quarter of 2002. Non-performing loans increased by $1.5 million when comparing March 31, 2003 to December 31, 2002. This increase was primarily the result of the commercial loans of one borrower for $994,000 becoming more than 90 days delinquent as the borrower awaited receipt of insurance proceeds as a result of a fire loss. These proceeds were received in April 2003, and the loans were repaid in full.

The following table sets forth information with respect to non-performing assets at the dates indicated:


                                                      March 31, 2003      December 31, 2002
                                                      --------------      -----------------
                                                              (Dollars in thousands)
Non-accrual loans:
     Mortgage loans:
          Construction and land development              $   146                 $ 1,323
          Single-family residential                        6,954                   7,294
          Multi-family residential                           290                      36
          Non-residential                                  5,873                   5,621
          Home equity                                        568                     324
     Other loans:
          Commercial                                       2,005                     692
          Consumer                                            23                      35
                                                              --                      --
          Total non-performing loans                      16,859                  15,325
          Real estate owned                                  204                     893
                                                         -------                 -------
          Total non-performing assets                    $17,063                 $16,218
                                                         =======                 =======

          Non-performing assets to total assets             1.07%                   1.02%
          Non-performing loans to total loans               1.76                    1.56


The following table is a summary of changes in the allowance for loan losses for the three months ended March 31, 2003 and the year ended December 31, 2002:


                                                 Three Months Ended           Year Ended
                                                   March 31, 2003          December 31, 2002
                                                 ------------------        -----------------
                                                            (Dollars in thousands)
     Balance at beginning of period                    $8,674                     $7,662
     Provision for loan losses                            478                      1,956
     Charge-offs                                         (136)                    (1,183)
     Recoveries                                           138                        239
                                                       ------                     ------
     Balance at end of period                          $9,154                     $8,674
                                                       ======                     ======

     Allowance for loan losses to total
        non-performing loans at end of period           54.30%                     56.60%
     Allowance for loan losses to total
        loans at end of period                           0.96                       0.92


Non-interest income for the three months ended March 31, 2002 was $2.3 million compared to $2.2 million for the same period in 2002. There was no income from insurance commissions during the first quarter of 2003 compared to $288,000 during the first quarter of 2002 as a result of the sale of the insurance agency's assets during the fourth quarter of 2002. Income from investment commissions was $126,000 during the three months ended March 31, 2003 compared to $262,000 for the three months ended March 31, 2002. This change reflects the Company's decision to outsource the sale of non-deposit products beginning in August 2002. Although the commission income during the first quarter of 2003 was less than the comparable quarter in 2002, due to changing operations in the area of non-deposit products, the Company was able to eliminate most expenses related to insurance and investment commissions. Non-interest expense related to insurance commissions in the three months ended March 31, 2003 was zero compared to $321,000 for the three months ended March 31, 2002. Non-interest expense for the three months ended March 31, 2003 pertaining to investment commissions was $13,000 compared to $267,000 for the same period in 2002. There were no gains on the sale of investment securities during the first quarter of 2003 compared to $247,000 during the first quarter of 2002. These reductions of income during the first quarter of 2003 when compared to the first quarter of 2002 were offset by increased fees on deposit accounts. Income from these fees during the three months ended March 31, 2003 was $1.1 million compared to $538,000 for the three months ended March 31, 2002.

Non-interest expense for the three months ended March 31, 2003 was $7.6 million compared to $7.8 million for the same period in 2002. Compensation and employee benefits were $4.4 million for the first quarter of 2003 compared to $5.0 million for the same period in 2002. The primary reason for the reduction in compensation and benefit expense was certain efficiencies realized by the Company upon the restructuring of its non-depository product functions as described in the preceding paragraph. This reduction was partially offset by increases in other areas.

Income tax expense was $313,000 for the three months ended March 31, 2003 compared to $661,000 for the same period in 2002. This decrease is primarily due to reduced income in the first quarter of 2003 compared to the first quarter of 2002. The effective tax rate for all of 2003 is expected to approximate that of 2002.

LIQUIDITY AND COMMITMENTS

The Company's liquidity, represented by cash and cash equivalents, is a product of its operating, investing, and financing activities. The Company's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and funds provided from operations. While scheduled payments from the amortization of loans and mortgage-related securities and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates. In addition, the Company invests excess funds in federal funds sold and other short-term interest earning assets which provide liquidity to meet lending requirements.

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing certificates of deposit and savings withdrawals, fund loan commitments, and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At March 31, 2003 the total approved investment and loan origination commitments outstanding amounted to $104.4 million. At the same date, the unadvanced portion of construction loans amounted to $45.4 million. Investment securities scheduled to mature in one year or less at March 31, 2002 were $25.7 million.

Based on historical experience, the Company believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At March 31, 2003 the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels at March 31, 2003 are set forth below (dollars in thousands):


                                Required Capital                  Actual Capital                   Excess Capital
                               --------------------            ----------------------           --------------------
                               Amount       Percent            Amount         Percent           Amount       Percent
                               ------       -------            ------         -------           ------       -------
Tangible capital              $23,724          1.50%          $132,206          8.36%          $108,492       6.86%

Core capital                   63,264          4.00            132,216          8.36             69,539       4.36

Risk-based capital             84,049          8.00            141,370         13.46             57,321       5.46



ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report to stockholders for the year ended December 31, 2002. There has been no material change in the Company's assets and liability position or the market value of the Company's portfolio equity since December 31, 2002.

ITEM 4.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including its chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and based on their evaluation, the Company's chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Not applicable

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) An annual meeting of stockholders of the Company was held on April 29, 2003 ("Annual Meeting").

(b)      Not applicable.

(c) There were 12,289,297 shares of Common Stock of the Company eligible to be voted at the Annual Meeting, and 10,690,613 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

         (1)      Election of directors for a three-year term.

                  Gene Diamond             9,809,970      FOR        880,643    WITHHELD
                  James W. Prisby          9,799,392      FOR        891,221    WITHHELD
                  Charles R. Webb          9,798,522      FOR        892,091    WITHHELD

          (2)      To adopt the 2003 Stock Option Plan.

                8,449,174    FOR       1,872,712      AGAINST           318,727    ABSTAIN


          (3) To ratify the appointment of Ernst & Young LLP as independent auditors of the Company for the year ending December 31, 2003.

               10,236,562    FOR         186,928      AGAINST           267,123    ABSTAIN


(d)      Not applicable.

ITEM 5.    OTHER INFORMATION

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)        List of Exhibits (filed herewith unless otherwise noted).

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

10.2 Form of Employment Agreement entered into between CFS Bancorp, Inc. and each of Thomas F. Prisby, James W. Prisby and John T. Stephens*

10.5     CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan**

10.6 CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement**

10.7     CFS Bancorp, Inc. 2003 Stock Option Plan***

99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------

* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.

*** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.

         (b) Reports filed on Form 8-K.

         On January 31, 2003 the Company filed a Current Report on Form 8-K in connection with its reporting of its earnings for the quarter and fiscal year ended December 31, 2003.

         On March 18, 2003 the Company filed a Current Report on Form 8-K in connection with the announcement that its Board of Directors has approved the repurchase of approximately 10% of its shares outstanding.

         On March 28, 2003, the Company filed a Current Report on Form 8-K in connection with the announcement of its quarterly dividend.


SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date:  May 14, 2003                           By:   /s/ Thomas F. Prisby
                                                 -------------------------------
                                                 Thomas F. Prisby, Chairman and
                                                 Chief Executive Officer

Date:  May 14, 2003                           By:  /s/ John T.  Stephens
                                                 -------------------------------
                                                 John T. Stephens, Executive
                                                 Vice President and Chief
                                                 Financial Officer

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


Date:  May 14, 2003                        By:  /s/   Thomas F. Prisby
       -------------------                    ----------------------------------
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


Date:    May 14, 2003                         By: /s/  John T. Stephens
      --------------------                       -------------------------------
                                                  John T. Stephens
                                                  Executive Vice President and
                                                  Chief Financial Officer