Form 10-Q
period 2003-06-30
CFS BANCORP INC
filed 2003-08-13
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003.

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

The Registrant had 12,160,748 shares of Common Stock issued and outstanding as of July 31, 2003.

                                CFS BANCORP, INC.

                                      INDEX

                                                                                                      Page No.
                                                                                                      --------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition at
                    June 30, 2003 and (Audited) December 31, 2002                                         3

                    Consolidated Statements of Income for the Three and Six
                    Months Ended June 30, 2003 and 2002                                                   4

                    Consolidated Statements of Changes in Stockholders' Equity
                    for the Six Months Ended June 30, 2003                                                5

                    Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 2003 and 2002                                                          6

                    Notes to Consolidated Financial Statements                                            7

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                             13

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk                            22

         Item 4.    Controls and Procedures                                                               22

PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                                     23

         Item 2.    Changes in Securities and Use of Proceeds                                             23

         Item 3.    Defaults upon Senior Securities                                                       23

         Item 4.    Submission of Matters to a Vote of Security Holders                                   23

         Item 5.    Other Information                                                                     23

         Item 6.    Exhibits and Reports on Form 8-K                                                      23

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)

                                                                             June 30, 2003     December 31, 2002
                                                                             -------------     -----------------
                                                                              (Unaudited)
ASSETS

Cash and amounts due from depository institutions                            $      15,942     $          30,312
Interest-bearing deposits                                                           85,805               105,479
Federal funds sold                                                                 108,887                74,350
                                                                             -------------     -----------------
       Cash and cash equivalents                                                   210,634               210,141

Investment securities available-for-sale                                            61,794                39,064
Mortgage-backed securities available-for-sale                                      201,261               296,638
Mortgage-backed securities held-to-maturity
  (fair value 2003 - $21,397; 2002 - $21,977)                                       20,153                21,402
Loans receivable, net                                                              971,303               930,348
Investment in Federal Home Loan Bank stock, at cost                                 26,117                25,780
Office properties and equipment                                                     12,601                13,835
Accrued interest receivable                                                          6,026                 6,597
Real estate owned                                                                      286                   893
Investment in Bank-owned life insurance                                             31,738                31,009
Prepaid expenses and other assets                                                    9,827                 9,055
                                                                             -------------     -----------------
       Total assets                                                          $   1,551,740     $       1,584,762
                                                                             =============     =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                     $     923,299     $         954,222
Borrowed money                                                                     449,377               449,431
Advance payments by borrowers for taxes and insurance                                6,934                 4,410
Other liabilities                                                                   18,089                16,037
                                                                             -------------     -----------------
          Total liabilities                                                      1,397,699             1,424,100
                                                                             -------------     -----------------

Stockholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 0
       at June 30, 2003 and December 31, 2002
     Common stock, $.01 par value:

     Authorized shares - 85,000,000
     Issued shares - 23,423,306
       at June 30, 2003 and December 31, 2002
     Outstanding shares - 12,142,948 and 12,674,597
       at June 30, 2003 and December 31, 2002, respectively                            234                   234
   Additional paid-in capital                                                      189,605               189,786
   Retained earnings, substantially restricted                                     106,515               107,598
   Treasury stock, at cost: 11,280,358 and 10,748,709 shares
     at June 30, 2003, and December 31, 2002, respectively                        (133,373)             (125,650)
   Unearned common stock acquired by ESOP                                           (8,356)               (8,356)
   Unearned common stock acquired by RRP                                            (1,525)               (2,827)
   Accumulated other comprehensive income (loss), net of tax                           941                  (123)
                                                                             -------------     -----------------
     Total stockholders' equity                                                    154,041               160,662
                                                                             -------------     -----------------

          Total liabilities and stockholders' equity                         $   1,551,740     $       1,584,762
                                                                             =============     =================

     See accompanying notes

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                 ---------------------------   ---------------------------
                                                     2003           2002           2003           2002
                                                 -----------    ------------   ------------   ------------
Interest income:
  Loans                                          $    14,974    $     15,748   $     30,214   $     31,336
  Mortgage-related securities                          1,385           4,696          3,432          9,362
  Other investment securities                            433             523            902            856
  Other                                                  891           1,161          1,738          2,552
                                                 -----------    ------------   ------------   ------------
               Total interest income                  17,683          22,128         36,286         44,106

Interest expense:
  Deposits                                             4,539           6,097          9,764         13,312
  Borrowings                                           6,672           6,881         13,272         13,679
                                                 -----------    ------------   ------------   ------------
               Total interest expense                 11,211          12,978         23,036         26,991
               Net interest income before
               provision for losses on loans           6,472           9,150         13,250         17,115
Provision for losses on loans                            509             350            987            550
                                                 -----------    ------------   ------------   ------------
               Net interest income after
               provision for losses on loans           5,963           8,800         12,263         16,565

Non-interest income:
  Loan fees                                              452             290            813            695
  Fees on deposit accounts                             1,292             909          2,409          1,447
  Insurance commissions                                   --             376             --            664
  Investment commissions                                 192             278            318            540
  Gain (loss) on sale of available-for-sale
     investment securities - net                          (1)             24             (1)           271
  Net gain on sale of office properties                   24              --             24             --
  Income from Bank-owned life insurance                  367             392            729            740
  Other income                                           322             225            606            383
                                                 -----------    ------------   ------------   ------------
               Total non-interest income               2,648           2,494          4,898          4,740

Non-interest expense:
  Compensation and employee benefits                   4,427           5,094          8,866         10,090
  Net occupancy expense                                  578             616          1,200          1,211
  Furniture and equipment expense                        480             476            957            938
  Federal deposit insurance premiums                      51              42             93             86
  Data processing                                        465             584            894            936
  Marketing                                              227             253            426            411
  Other general and administrative expenses            1,427           1,387          2,802          2,566
                                                 -----------    ------------   ------------   ------------
               Total non-interest expense              7,655           8,452         15,238         16,238

Income before income taxes                               956           2,842          1,923          5,067
Income tax expense                                       258             859            571          1,520
                                                 -----------    ------------   ------------   ------------

               Net income                        $       698    $      1,983   $      1,352   $      3,547
                                                 ===========    ============   ============   ============

Per share data:
  Basic earnings per share                       $      0.06    $       0.16   $       0.12   $       0.29
  Diluted earnings per share                            0.06            0.16           0.12           0.28
  Cash dividends declared per share                     0.11            0.10           0.22           0.20
  Weighted average shares outstanding             11,256,183      12,147,733     11,302,378     12,161,635
  Weighted average diluted shares outstanding     11,644,232      12,669,255     11,729,637     12,670,059

See accompanying notes

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                                 Unearned
                                                                                                                  Common
                                                                         Additional                                Stock
                                                              Common      Paid-In      Retained     Treasury     Acquired
                                                               Stock      Capital      Earnings       Stock       by ESOP
                                                             ---------   ----------    ---------    ---------    ---------
Balance January 1, 2003                                      $     234   $  189,786    $ 107,598    ($125,650)   ($  8,356)

Net income                                                          --           --        1,352           --           --

Other comprehensive income, net of tax:
   Change in unrealized appreciation on available-for
   for-sale securities, net of reclassification adjustment          --           --           --           --           --

Total comprehensive income                                          --           --           --           --           --

Purchase of treasury stock                                          --           --           --       (8,993)          --

Amortization of awards under RRP                                    --           --          (47)          --           --

Exercise of stock options                                           --         (207)          --        1,270           --

Tax benefit related to stock options exercised                      --           26           --           --           --

Cash dividends declared on common stock                             --           --       (2,388)          --           --
                                                             ---------   ----------    ---------    ---------    ---------
Balance at June 30, 2003                                     $     234   $  189,605    $ 106,515    ($133,373)   ($  8,356)
                                                             =========   ==========    =========    =========    =========

                                                            Unearned
                                                             Common       Accumulated
                                                              Stock          Other
                                                            Acquired     Comprehensive
                                                              by RRP     Income (Loss)      Total
                                                            ---------    -------------    ---------
Balance January 1, 2003                                     ($  2,827)   ($        123)   $ 160,662

Net income                                                         --               --        1,352

Other comprehensive income, net of tax:
   Change in unrealized appreciation on available-for
   for-sale securities, net of reclassification adjustment         --            1,064        1,064
                                                                                          ---------
Total comprehensive income                                         --               --        2,416

Purchase of treasury stock                                         --               --       (8,993)

Amortization of awards under RRP                                1,302               --        1,255

Exercise of stock options                                          --               --        1,063

Tax benefit related to stock options exercised                     --               --           26

Cash dividends declared on common stock                            --               --       (2,388)
                                                            ---------------------------------------
Balance at June 30, 2003                                    ($  1,525)    $        941    $ 154,041
                                                            =========    =============    =========

See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      2003           2002
                                                                   ---------      ---------
Net income                                                         $   1,352      $   3,547
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Provision for losses on loans                                       987            550
     Depreciation expense                                                844            920
     Tax benefit from exercise of stock option                            26             --
     Deferred income taxes (benefit)                                  (1,187)         1,351
     Amortization of cost of stock benefit plans                       1,255          1,609
     Change in deferred income                                           493            904
     (Increase) decrease in interest receivable                          571           (398)
     Decrease in accrued interest payable                               (113)          (211)
     Proceeds from sale of loans held for sale                         6,580          5,246
     Origination of loans held for sale                               (7,312)        (4,261)
     Net gain on sale of available-for-sale securities                    (1)          (271)
     (Increase) decrease in prepaid expenses and other assets          3,106         (2,777)
     Increase (decrease) in other liabilities                          2,247         (3,449)
                                                                   ---------      ---------
Net cash provided by operating activities                              8,848          2,760
                                                                   ---------      ---------

Investing activities:
  Available-for-sale investment securities:
     Purchases                                                      (149,061)      (169,338)
     Repayments                                                      127,145        167,183
     Sales                                                                55          1,011
  Available-for-sale mortgage-related securities:
     Purchases                                                       (66,855)       (98,496)
     Repayments                                                      159,161         63,538
  Held to maturity mortgage-related securities:
     Repayments                                                        1,198          6,388
  Purchase of Federal Home Loan Bank stock                              (349)           (19)
  Redemption of Federal Home Loan Bank stock                              12            159
  Loan originations and principal payments on loans, net             (42,541)       (44,939)
  Additional costs on real estate owned                                   --            (81)
  Proceeds from sale of real estate owned                              1,445          1,008
  Purchases of property and equipment                                   (379)          (874)
  Disposals of property and equipment                                    769            435
                                                                   ---------      ---------
Net cash provided by (used in) investing activities                   30,600        (74,025)
                                                                   ---------      ---------

                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                   Six Months Ended June 30,
                                                                   -------------------------
                                                                      2003           2002
                                                                   ---------      ---------
Financing activities:
   Proceeds from exercise of stock options                             1,063            527
   Dividends paid on common stock                                     (2,612)        (1,188)
   Purchase of treasury stock                                         (8,993)        (5,740)
   Net increase in checking, passbook and money market accounts       32,046         41,278
   Decrease in certificates of deposit                               (62,929)       (92,477)
   Net increase (decrease) in advance payments by borrowers for
      taxes and insurance                                              2,524           (202)
   Net decrease in borrowed funds                                        (54)        (2,850)
                                                                   ---------      ---------
   Net cash flows used in financing activities                       (38,955)       (60,652)
                                                                   ---------      ---------
   Increase (decrease) in cash and cash equivalents                      493       (131,917)
   Cash and cash equivalents at beginning of period                  210,141        272,067
                                                                   ---------      ---------
   Cash and cash equivalents at end of period                      $ 210,634      $ 140,150
                                                                   =========      =========

  Supplemental disclosure of non-cash activities:
     Transfer of loans to real estate owned                        $     838      $   1,514

See accompanying notes

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 2002 contained in the CFS Bancorp, Inc. (the "Company") annual report to the stockholders. The results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.       STOCK BASED COMPENSATION

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued by Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company's employees' stock options which have been granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the Recognition and Retention Plan ("RRP") is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (FAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

                                                  Three Months Ended        Six Months Ended
                                                        June 30,                 June 30,
                                                 ---------------------    --------------------
                                                 (Dollars in thousands, except per share data)
                                                   2003         2002       2003         2002
                                                   ----         ----       ----         ----
Net Income (as reported)                         $   698       $ 1,983    $ 1,352      $ 3,547
Stock based compensation expense determined
   using fair value method, net of tax              (211)         (233)      (404)        (422)
                                                 -------       -------    -------      -------
Pro forma net income                             $   487       $ 1,750    $   948      $ 3,125
                                                 =======       =======    =======      =======

Diluted earnings per share (as reported)            0.06          0.16       0.12         0.28
Pro forma diluted earnings per share                0.04          0.14       0.08         0.25

The fair value of the option grants for the three and six months ended June 30, 2003 and 2002 was estimated using the Black-Scholes option value model, with the following assumptions: dividend yield 3.1% in 2003 and 2.9% in 2002, expected volatility of 30.2% in both 2003 and 2002, risk free interest rate of 3.9% in 2003 and 5.1% in 2002, a contract term of ten years, and an original expected life of seven years for all options granted.

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

3.       LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:

                                                   June 30, 2003                 December 31, 2002
                                                   -------------                 -----------------
                                                                (Dollars in thousands)
                                                 Amount      Percent           Amount        Percent
                                                --------     -------          --------       -------
Mortgage loans:
  Single-family residential                     $349,753       35.66%         $386,050         41.11%
  Multi-family residential                        77,980        7.95            71,170          7.58
  Commercial real estate                         321,892       32.82           271,426         28.91
Construction and land development:
    Single-family residential                     14,399        1.47            12,118          1.29
    Multi-family residential                      65,709        6.70            63,893          6.80
    Commercial and land development              105,628       10.77            88,951          9.47
Home equity                                       59,528        6.07            45,106          4.81
                                                --------     -------          --------       -------
        Total mortgage loans                     994,889      101.44           938,714         99.97

Other loans:
    Commercial                                    42,938        4.37            40,034          4.26
    Consumer                                       2,914         .30             2,610           .28
Undisbursed portion of
   loan proceeds                                 (56,817)      (5.79)          (39,704)        (4.23)
Deferred loan fees                                (3,135)       (.32)           (2,632)         (.28)
                                                --------     -------          --------       -------
        Total loans receivable                   980,789      100.00%          939,022        100.00%
                                                --------     -------          --------       -------
Less:
  Allowance for losses on loans                    9,486                         8,674
                                                --------                      --------
Loans receivable, net                           $971,303                      $930,348
                                                ========                      ========

4.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):

Available-for-sale at June 30, 2003:

                                                             Gross        Gross
                                               Amortized   Unrealized   Unrealized        Fair
                                                 Cost        Gains        Losses         Value
                                               ---------   ----------   ----------      -------
Callable agency securities, corporate bonds
   and commercial paper                        $  50,863   $      324   $       --      $51,187
Trust preferred securities                         4,933           --          385        4,548
Equity securities                                  6,279           72          292        6,059
                                               ---------   ----------   ----------      -------
                                               $  62,075   $      396   $      677      $61,794
                                               =========   ==========   ==========      =======

Available-for-sale at December 31, 2002:

                                                             Gross        Gross
                                               Amortized   Unrealized   Unrealized        Fair
                                                 Cost        Gains        Losses         Value
                                               ---------   ----------   ----------      -------
Callable agency securities, corporate bonds
   and commercial paper                        $  30,767   $      320   $       --      $31,087
Trust preferred securities                         4,931           --          531        4,400
Equity securities                                  4,400           83          906        3,577
                                               ---------   ----------   ----------      -------
                                               $  40,098   $      403   $    1,437      $39,064
                                               =========   ==========   ==========      =======

5.       MORTGAGE-BACKED SECURITIES

The amortized cost of mortgage-backed securities and their fair values are as follows (in thousands):

Available-for-sale at June 30, 2003:

                                                             Gross        Gross
                                               Amortized   Unrealized   Unrealized        Fair
                                                 Cost        Gains        Losses          Value
                                               ---------   ----------   ----------      --------
Participation certificates                     $  71,569   $      870   $       63      $ 72,376
Real estate mortgage investment conduits
   and collateralized mortgage obligations       127,991          916           22       128,885
                                               ---------   ----------   ----------      --------
                                               $ 199,560   $    1,786   $       85      $201,261
                                               =========   ==========   ==========      ========

Available-for-sale at December 31, 2002:

                                                             Gross        Gross
                                               Amortized   Unrealized   Unrealized         Fair
                                                 Cost        Gains        Losses          Value
                                               ---------   ----------   ----------      --------
Participation certificates                     $  64,084   $      820   $      136      $ 64,768
Real estate mortgage investment conduits
   and collateralized mortgage obligations       231,752          862          744       231,870
                                               ---------   ----------   ----------      --------
                                               $ 295,836   $    1,682   $      880      $296,638
                                               =========   ==========   ==========      ========

Held-to-maturity at June 30, 2003:

                                                             Gross        Gross
                                               Amortized   Unrealized   Unrealized        Fair
                                                 Cost        Gains        Losses         Value
                                               ---------   ----------   ----------      -------
Participation certificates                     $  19,421   $    1,194   $       --      $20,615
Real estate mortgage investment conduits
   and collateralized mortgage obligations           732           50           --          782
                                               ---------   ----------   ----------      -------
                                               $  20,153   $    1,244   $       --      $21,397
                                               =========   ==========   ==========      =======

Held-to-maturity at December 31, 2002:

                                                             Gross        Gross
                                               Amortized   Unrealized   Unrealized        Fair
                                                 Cost        Gains        Losses         Value
                                               ---------   ----------   ----------      -------
Participation certificates                     $  20,651   $      520   $       10      $21,161
Real estate mortgage investment conduits
   and collateralized mortgage obligations           751           65           --          816
                                               ---------   ----------   ----------      -------
                                               $  21,402   $      585   $       10      $21,977
                                               =========   ==========   ==========      =======

6.       DEPOSITS

The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.

                                                     June 30, 2003                  December 31, 2002
                                                     -------------                  -----------------
                                                Amount          Percent           Amount          Percent
                                               --------         -------           ------          -------
                                                                  (Dollars in thousands)
Checking accounts:
  Noninterest-bearing                          $ 34,056            3.69%         $ 31,318            3.28%
  Interest-bearing                               92,262           10.00            90,905            9.53
Money market accounts                           146,605           15.88           121,693           12.76
Saving accounts                                 215,409           23.34           212,370           22.26
Certificates of deposit:
  $100,000 or less                              343,270           37.19           380,493           39.90
  Over $100,000                                  91,376            9.90           117,082           12.27
                                               --------         -------          --------         -------
      Deposits                                  922,978          100.00%          953,861          100.00%
                                                                =======                           =======
      Accrued interest                              321                               361
                                               --------                          --------
Total                                          $923,299                          $954,222
                                               ========                          ========

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued, establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify certain financial instruments, which may previously have been classified as equity, as a liability. This generally includes financial instruments which either 1) require mandatory redemption at a specified time other than upon liquidation or termination of the entity, 2) include an obligation to either repurchase the issuer's equity shares or is indexed to such an obligation and which may require settlement in cash or 3) require the issuance of a variable number of the issuer's shares based on a monetary amount which is generally unrelated to the value of those shares. The Statement was effective for the Company as of July 1, 2003 and is not expected to have a material impact on the Company's accounting and reporting.

8.       EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.

                                                              Three Months Ended            Six Months Ended
                                                                   June 30,                      June 30,
                                                                   --------                      --------
                                                             2003            2002            2003            2002
                                                             ----            ----            ----            ----
                                                                 (Dollars in thousands, except per share data)
Net income                                               $        698    $      1,983    $      1,352    $      3,547

Weighted average number of common shares outstanding       12,191,309      13,333,516      12,304,279      13,441,871
Average ESOP shares not committed to be released             (790,726)       (912,133)       (805,701)       (927,086)
Average RRP shares not vested                                (144,400)       (273,650)       (196,200)       (353,150)
                                                         ------------    ------------    ------------    ------------
Weighted average number of shares outstanding
   for basic earnings per share computation purposes       11,256,183      12,147,733      11,302,378      12,161,635
Dilutive effects of employee stock options                    388,049         521,522         427,259         508,424
                                                         ------------    ------------    ------------    ------------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes     11,644,232      12,669,255      11,729,637      12,670,059
                                                         ============    ============    ============    ============

Basic earnings per share                                 $       0.06    $       0.16    $       0.12    $       0.29
Diluted earnings per share                                       0.06            0.16            0.12            0.28

9.       COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income:

                                                        Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                        ------------------            ----------------
                                                         2003        2002               2003     2002
                                                        ------       ----             -------   ------
                                                                     (Dollars in thousands)
Net income                                              $  698     $ 1,983            $ 1,352   $3,547
Net change in unrealized gain (loss) on
   securities available-for-sale, net                      151       1,774              1,064      544
                                                        ------     -------            -------   ------
Comprehensive income                                    $  849     $ 3,757            $ 2,416   $4,091
                                                        ======     =======            =======   ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to, 1) general economic conditions, 2) changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation or regulation and 3) other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

CHANGES IN FINANCIAL CONDITION

At June 30, 2003 the Company's total assets amounted to $1.6 billion or approximately $33.0 million less than at December 31, 2002, while total liabilities decreased $26.4 million and stockholders' equity decreased $6.6 million over this same period.

Cash and cash equivalents were $210.6 million at June 30, 2003 compared to $210.1 million at December 31, 2002.

Investment securities available-for-sale were $61.8 million at June 30, 2003 compared to $39.1 million at December 31, 2002. Mortgage-backed securities available-for-sale were $201.3 million at June 30, 2003 compared to $296.6 million at December 31, 2002, while mortgage-backed securities held-to-maturity were $20.2 million at June 30, 2003 compared to $21.4 million at December 31, 2002. This aggregate net decrease of $73.9 million in investment and mortgage-backed securities was used primarily to fund originations of new commercial and multi-family real estate mortgage loans and deposit withdrawals.

Net loans receivable were $971.3 million at June 30, 2003 compared to $930.3 million at December 31, 2002. This net increase of $41.0 million resulted from using maturities of investment and mortgage-backed securities to fund new loan originations. While the Company's net loan portfolio increased during the six months ended June 30, 2003, the portfolio of single-family residential mortgage loans decreased. The net reduction of $36.3 million in single-family residential mortgage loans reflected the continuing shift in the composition of the Company's loan portfolio into higher levels of investment in commercial, commercial real estate, multi-family real estate and home equity loans.

Deposits decreased $30.9 million to $923.3 at June 30, 2003 from $954.2 million at December 31, 2002. The reduction was the result of a reduction of $62.9 million in certificates of deposit being partially offset by an increase in core deposits of $32.0 million.

Borrowed money was $449.4 million at June 30, 2003 and December 31, 2002. Borrowed funds consist primarily of advances from the Federal Home Loan Banks of Indianapolis and Chicago. Of the Company's $430.7 million of FHLB advances at June 30, 2003, $400.0 million were fixed-rate borrowings with maturities in 2010. Such advances generally include significant prepayment penalties.

Stockholders' equity was $154.0 million at June 30, 2003 compared to $160.7 million at December 31, 2002. The $6.6 million net reduction primarily was the result of the repurchase of $9.0 million of the Company's common stock offset by $1.1 million of options exercised during the first six months of 2003. This net decrease of $7.7 million was partially offset by $1.3 million of shares held in the RRP Trust becoming vested and issued to plan participants.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

The following tables set forth, for the periods indicated, information regarding
1) the total dollar amount of interest income of the Company from interest-earning assets and the resultant average yields, 2) the total dollar amount of interest expense on interest-bearing liabilities and the resultant average rate, 3) net interest income, 4) interest rate spread and 5) net interest margin. Information is based on average daily balances.

                                                                         Three Months Ended June 30,
                                                  ----------------------------------------------------------------------------
                                                                2003                                    2002
                                                  ----------------------------------------------------------------------------
                                                   Average                   Average      Average                    Average
                                                   Balance      Interest    Yield/Cost    Balance      Interest     Yield/Cost
                                                  ----------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                            $  918,828    $ 14,348       6.25%     $  881,066    $ 15,325         6.96%
     Other loans                                      40,511         626       6.18          29,317         423         5.77
                                                  ----------    --------                 ----------    --------
          Total loans                                959,339      14,974       6.24         910,383      15,748         6.92
  Securities                                         329,916       1,818       2.20         378,340       5,219         5.52
  Other interest-earning assets (2)                  216,510         891       1.65         204,567       1,161         2.27
                                                  ----------    --------                 ----------    --------
     Total interest-earning assets                 1,505,765      17,683       4.70       1,493,290      22,128         5.93

Non-interest earning assets                           77,462                                 79,037
                                                  ----------                             ----------
Total assets                                      $1,583,227                             $1,572,327
                                                  ==========                             ==========

Interest-bearing liabilities:
  Deposits:
     Checking and money market accounts           $  262,165         663       1.01      $  192,589         655         1.36
     Passbook accounts                               215,782         377       0.70         217,778         694         1.27
     Certificates of deposit                         451,729       3,499       3.10         468,350       4,748         4.06
                                                  ----------    --------                 ----------    --------
          Total deposits                             929,676       4,539       1.95         878,717       6,097         2.78

Total borrowings                                     449,380       6,672       5.94         462,180       6,881         5.96
                                                  ----------    --------                 ----------    --------
Total interest-bearing liabilities                 1,379,056      11,211       3.25       1,340,897      12,978         3.87

Non-interest bearing liabilities (3)                  49,082                                 62,964
                                                  ----------                             ----------
          Total liabilities                        1,428,138                              1,403,861
Net worth                                            155,089                                168,466
                                                  ----------                             ----------
          Total liabilities and retained income   $1,583,227                             $1,572,327
                                                  ==========                             ==========

Net interest-earning assets                       $  126,709                             $  152,393
                                                  ==========                             ==========
Net interest income/interest rate spread                        $  6,472       1.45%                   $  9,150         2.06%
                                                                ========     ======                    ========       ======
Net interest margin                                                            1.72%                                    2.45%
                                                                             ======                                   ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                       109.19%                                  111.37%
                                                                             ======                                   ======

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes money market accounts, federal funds sold and interest-earning bank deposits.

(3) Consists primarily of demand deposit accounts.

                                                                         Six Months Ended June 30,
                                                  ----------------------------------------------------------------------------
                                                                2003                                    2002
                                                  ----------------------------------------------------------------------------
                                                   Average                   Average      Average                    Average
                                                   Balance      Interest    Yield/Cost    Balance      Interest     Yield/Cost
                                                  ----------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                            $  911,641    $ 29,041       6.37%     $  872,021    $ 30,519         7.00%
     Other loans                                      40,386       1,173       5.81          28,335         817         5.77
                                                  ----------    --------                 ----------    --------
          Total loans                                952,027      30,214       6.35         900,356      31,336         6.96
  Securities                                         348,022       4,334       2.49         368,938      10,218         5.54
  Other interest-earning assets (2)                  211,770       1,738       1.64         235,273       2,552         2.17
                                                  ----------    --------                 ----------    --------
     Total interest-earning assets                 1,511,819      36,286       4.80       1,504,567      44,106         5.86

Non-interest earning assets                           77,600                                 83,676
                                                  ----------                             ----------
Total assets                                      $1,589,419                             $1,588,243
                                                  ==========                             ==========

Interest-bearing liabilities:
  Deposits:
     Checking and money market accounts           $  243,325       1,358       1.12        $185,442       1,330         1.43
     Passbook accounts                               214,617         888       0.83         214,356       1,469         1.37
     Certificates of deposit                         469,474       7,518       3.20         493,489      10,513         4.26
                                                  ----------    --------                 ----------    --------
          Total deposits                             927,416       9,764       2.11         893,287      13,312         2.98

Total borrowings                                     449,393      13,272       5.91         462,406      13,679         5.92
                                                  ----------    --------                 ----------    --------
Total interest-bearing liabilities                 1,376,809      23,036       3.35       1,355,693      26,991         3.98

Non-interest bearing liabilities (3)                  56,263                                 62,949
                                                  ----------                             ----------
          Total liabilities                        1,433,072                              1,418,642
Net worth                                            156,347                                169,601
                                                  ----------                             ----------
          Total liabilities and retained income   $1,589,419                             $1,588,243
                                                  ==========                             ==========

Net interest-earning assets                       $  135,010                             $  148,874
                                                  ==========                             ==========
Net interest income/interest rate spread                        $ 13,250       1.45%                   $ 17,115         1.88%
                                                                ========     ======                    ========       ======
Net interest margin                                                            1.75%                                    2.28%
                                                                             ======                                   ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                       109.81%                                  110.98%
                                                                             ======                                   ======

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes money market accounts, federal funds sold and interest-earning bank deposits.

(3) Consists primarily of demand deposit accounts.

RATE /VOLUME ANALYSIS

The following tables set forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to 1) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate), 2) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume) and 3) changes in rate/volume (changes in rate multiplied by changes in volume).

                                                      Three Months Ended June 30, 2003
                                                compared to Three Months Ended June 30, 2002
                                              -------------------------------------------------
                                                           (Dollars in thousands)
                                                        Increase (decrease) due to
                                              -------------------------------------------------
                                                                                      Total Net
                                                                           Rate/       Increase
                                               Rate         Volume        Volume      (Decrease)
                                              -------       -------       -------     ---------
Interest-earning assets:
  Loans receivable:
     Real estate loans                        ($1,567)      $   657       ($   67)      ($  977)
     Other loans                                   30           161            12           203
                                              -------       -------       -------       -------
                                               (1,537)          818           (55)         (774)

  Securities                                   (3,134)         (668)          401        (3,401)
  Other interest-earning assets                  (319)           68           (19)         (270)
                                              -------       -------       -------       -------

Total net change in income on
  interest-earning assets                      (4,990)          218           327        (4,445)

Interest-bearing liabilities:
  Deposits:
     Checking and money markets accounts         (168)          237           (61)            8
     Passbook accounts                           (314)           (6)            3          (317)
     Certificates of deposit                   (1,120)         (169)           40        (1,249)
                                              -------       -------       -------       -------
          Total deposits                       (1,602)           62           (18)       (1,558)

Borrowings                                        (19)         (191)            1          (209)
                                              -------       -------       -------       -------
Total net change in expense on
  interest-bearing liabilities                 (1,621)         (129)          (17)       (1,767)
                                              -------       -------       -------       -------

Net change in net interest income             ($3,369)      $   347        $  344       ($2,678)
                                              =======       =======       =======       =======

                                                        Six Months Ended June 30, 2003
                                                 compared to Six  Months Ended June 30, 2002
                                              -------------------------------------------------
                                                           (Dollars in thousands)
                                                        Increase (decrease) due to
                                              -------------------------------------------------
                                                                                      Total Net
                                                                           Rate/       Increase
                                               Rate         Volume        Volume      (Decrease)
                                              -------       -------       -------     ---------
Interest-earning assets:
  Loans receivable:
     Real estate loans                        ($2,740)      $ 1,387       ($  125)      ($1,478)
     Other loans                                    6           347             3           356
                                              -------       -------       -------       -------
                                               (2,734)        1,734          (122)       (1,122)

  Securities                                   (5,624)         (579)          319        (5,884)
  Other interest-earning assets                  (621)         (255)           62          (814)
                                              -------       -------       -------       -------

Total net change in income on
  interest-earning assets                      (8,979)          900           259        (7,820)

Interest-bearing liabilities:
  Deposits:
     Checking and money markets accounts         (295)          415           (92)           28
     Passbook accounts                           (582)            2            (1)         (581)
     Certificates of deposit                   (2,611)         (512)          128        (2,995)
                                              -------       -------       -------       -------
          Total deposits                       (3,488)          (95)           35        (3,548)

Borrowings                                        (23)         (385)            1          (407)
                                              -------       -------       -------       -------
Total net change in expense on
  interest-bearing liabilities                 (3,511)         (480)           36        (3,955)
                                              -------       -------       -------       -------

Net change in net interest income             ($5,468)      $ 1,380        $  223       ($3,865)
                                              =======       =======       =======       =======

RESULTS OF OPERATIONS

The Company reported net income of $698,000 or $0.06 per diluted share for the three months ended June 30, 2003 compared to $2.0 million or $0.16 per diluted share for the three months ended June 30, 2002. Net income for the six months ended June 30, 2003 was $1.4 million or $0.12 per diluted share compared to $3.5 million or $0.28 per diluted share for the same period in 2002.

Net interest income for the second quarter of 2003 was $6.5 million compared to $9.2 million for the second quarter of 2002. Net interest income for the first six months of 2003 was $13.3 million compared to $17.1 million for the same period in 2002. For the three months ended June 30, 2003 compared to the three months ended June 30, 2002 the interest rate spread was 1.45 percent compared to
2.06 percent respectively, while the net interest margin was 1.72 percent compared to 2.45 percent, respectively. For the six months ended June 30, 2003 compared to the same period in 2002, the interest rate spread was 1.45 percent compared to 1.88 percent, respectively, while the net interest margin was 1.75 percent compared to 2.28 percent, respectively.

Interest income for the second quarter of 2003 was $17.7 million compared to $22.1 million for the second quarter of 2002. Interest income for the first six months of 2003 was $36.3 million compared to $44.1 million for the first six months of 2002. The primary reason for the decreases in the 2003 periods was the significant decline in the average yield on interest-earning assets, particularly securities. When comparing the second quarter of 2003 to the second quarter of 2002, the average yield on securities decreased by 332 basis points, similarly, comparing the first six months of 2003 to the first six months of 2002, the average yield on securities decreased by 305 basis points. This decline is attributed primarily to the accelerated amortization of premiums on mortgage-backed securities resulting from the unprecedented high level of mortgage loan refinancings due to the continuing low levels of market rates of interest.

Interest expense for the three months ended June 30, 2003 was $11.2 million compared to $13.0 million for the same periods in 2002. Interest expense for the six months ended June 30, 2003 was $23.0 million compared to $27.0 million for the six months ended June 30, 2002. The decreases in the three and six months ended June 30, 2003 compared to the same periods in 2002 primarily were the result of lower average rates paid on deposits, particularly certificates of deposit, and lower average balances of certificates of deposit and borrowings, which were partially offset by higher average balances on checking and money market accounts.

The Company's provision for loan losses for the three months ended June 30, 2003 was $509,000 compared to $350,000 for the three months ended June 30, 2002. The provision for loan losses for the six months ended June 30, 2003 was $987,000 compared to $550,000 for the six months ended June 30, 2002. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowances for losses on loans at a level which is deemed appropriate to absorb losses inherent in the portfolio. The Company has increased its emphasis in recent years on construction and land development loans, multi-family residential real estate loans, commercial loans, and commercial real estate loans, all of which are generally deemed to involve more risk of loss than single-family residential real estate loans. As a result, the Company continued to increase its allowance for losses on loans as a percentage of total loans. Included in the 2003 provisions for loan losses is $59,000 and $87,000 for the three and six months ended June 30, 2003, respectively, relating to an overdraft on deposit product, a new program which began in the third quarter of 2002. The Company `s total non-performing loans increased by $84,000 when comparing June 30, 2003 to December 31, 2002, while total non-performing assets declined by $523,000 to $15.7 million at June 30, 2003 from $16.2 million at December 31, 2002.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                                                  June 30, 2003     December 31, 2002
                                                  -------------     -----------------
                                                        (Dollars in thousands)
Non-accrual loans:
     Mortgage loans:
          Construction and land development       $       1,693     $           1,323
          Single-family residential                       6,649                 7,294
          Multi-family residential                        1,278                    36
          Non-residential                                 4,143                 5,621
          Home equity                                       424                   324
     Other loans:
          Commercial                                      1,188                   692
          Consumer                                           34                    35
                                                  -------------     -----------------
          Total non-performing loans                     15,409                15,325
          Real estate owned                                 286                   893
                                                  -------------     -----------------
          Total non-performing assets             $      15,695     $          16,218
                                                  =============     =================

          Non-performing assets to total assets            1.01%                 1.02%
          Non-performing loans to total loans              1.57                  1.63

The following table is a summary of changes in the allowance for loan losses for the six months ended June 30, 2003 and the year ended December 31, 2002:

                                              Six Months Ended               Year Ended
                                                June 30, 2003             December 31, 2002
                                              ----------------            -----------------
                                                           (Dollars in thousands)
Balance at beginning of period                $          8,674            $           7,662
Provision for loan losses                                  987                        1,956
Charge-offs                                               (324)                      (1,183)
Recoveries                                                 149                          239
                                              ----------------            -----------------
Balance at end of period                      $          9,486            $           8,674
                                              ================            =================

Allowance for loan losses to total
   non-performing loans at end of period                 61.56%                       56.60%
Allowance for loan losses to total
   loans at end of period                                 0.97                         0.92

Non-interest income for the three months ended June 30, 2003 was $2.6 million compared to $2.5 million for the three months ended June 30, 2002 and amounted to $4.9 million for the six months ended June 30, 2003 compared to $4.7 million for the same period in 2002. The increases in non-interest income in both the three and six month periods of 2003 compared to 2002 reflected increases in fee income which was partially offset by reductions in both gains on the sale of securities and commissions on insurance and investments. The combined decrease in insurance and investment commissions was $462,000 for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002 and $886,000 for the six months ended June 30, 2003 when compared to the same period in 2002. The decrease in insurance and investment commissions reflects the sale of the Company's insurance agency assets in December 2002 and the outsourcing of its securities brokerage activities in August 2002. However, corresponding reductions in certain non-interest expense from the changes to insurance and investment activities have, in large part, offset this reduction in non-interest income.

Non-interest expense was $7.7 million for the three months ended June 30, 2003 compared to $8.5 million for three months ended June 30, 2002. Non-interest expense was $15.2 million for the first six months of 2003 compared to $16.2 million for the same period in 2002. For both the three months and the six months ended June 30, 2003, compared to the same periods in 2002, decreases resulted primarily from decreases in compensation and employee benefits due to reductions in the number of employees, as a result of the outsourcing of securities brokerage activities and the sale of the insurance agency's assets, previously described.

Income tax expense for the three months ended June 30, 2003 was $258,000 or 27.0 percent of income before income taxes compared to $859,000 or 30.2 percent of income before income taxes for the three months ended June 30, 2002. For the six months ended June 30, 2003 income tax expense was $571,000 or 29.7 percent of income before income taxes compared to $1.5 million or 30.0 percent for the same period in 2002. The decline in the Company's effective tax rate was primarily due to implementation of various tax strategies over the past few years. The Company estimates that its effective rate for the remainder of 2003 will be approximately 29.0 percent.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing certificates of deposit and savings withdrawals, fund loan commitments, and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At June 30, 2003 the total approved investment and loan origination commitments outstanding amounted to $93.5 million. At the same date, the unadvanced portion of construction loans amounted to $56.6 million. Investment securities scheduled to mature in one year or less at June 30, 2003 were $30.7 million.

Based on historical experience, the Company believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At June 30, 2003 the Bank's regulatory capital was significantly in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels at June 30, 2003 are set forth below (dollars in thousands):

                                 Required Capital            Actual Capital              Excess Capital

                               Amount       Percent       Amount       Percent        Amount       Percent
                               ------       -------       ------       -------        ------       -------

Tangible capital              $23,077          1.50%     $131,644         8.56%      $108,567         7.06%

Core capital                   61,538          4.00       131,644         8.56         70,106         4.56

Risk-based capital             86,679          8.00       141,131        13.03         54,452         5.03

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

ITEM 4.  CONTROLS AND PROCEDURES

Our Management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.1      Certificate of Incorporation of CFS Bancorp, Inc.*

3.2      Bylaws of CFS Bancorp, Inc.*

4.0      Form of Stock Certificate of CFS Bancorp, Inc.*

10.1     Employment Agreement entered into between Citizens Financial Services, FSB and
         Thomas F. Prisby

10.2     Employment Agreement entered into between Citizens Financial Services, FSB and
         James W. Prisby

10.3     Employment Agreement entered into between Citizens Financial Services, FSB and
         John T. Stephens

10.4     Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby

10.5     Employment Agreement entered into between CFS Bancorp, Inc. and James W. Prisby

10.6     Employment Agreement entered into between CFS Bancorp, Inc. and John T. Stephens

10.7     CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan**

10.8     CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement**

10.9     CFS Bancorp, Inc. 2003 Stock Option Plan***

31.1     Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

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

** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.

*** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.

(b)      Reports filed on Form 8-K.

         On April 20, 2003, the Company filed a Current Report on Form 8-K in connection with its reporting of its earnings for the quarter ended March 31, 2003.

         On June 2, 2003, the Company filed a Current Report on Form 8-K in connection with the announcement that it had entered into a definitive agreement to acquire the Bolingbook, Illinois branch of Family Bank and Trust Company of Palos Hills, Illinois.

         On June 20, 2003, the Company filed a Current Report on Form 8-K in connection with the announcement of its quarterly dividend.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CFS BANCORP, INC.

Date: August 13, 2003       By:   /s/ Thomas F. Prisby
                                ----------------------------------------------
                                Thomas F. Prisby, Chairman and
                                Chief Executive Officer

Date: August 13, 2003       By:   /s/ John T. Stephens
                                ----------------------------------------------
                                John T. Stephens, Executive Vice President and Chief Financial Officer