Form 10-Q
period 2003-09-30
CFS BANCORP INC
filed 2003-11-13
CIK 1058438

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2003.

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

The Registrant had 12,171,046 shares of Common Stock issued and outstanding as of October 31, 2003.

                                CFS BANCORP, INC.

                                      INDEX



                                                                                         Page No
                                                                                         -------
PART I   FINANCIAL INFORMATION

         Item 1.    Financial Statements (Unaudited)

                    Consolidated Statements of Financial Condition at
                    September 30, 2003 and (Audited) December 31, 2002                      3

                    Consolidated Statements of Income for the Three and Nine
                    Months Ended September 30, 2003 and 2002                                4

                    Consolidated Statements of Changes in Stockholders' Equity
                    for the Nine Months Ended September 30, 2003                            5

                    Consolidated Statements of Cash Flows for the Nine Months
                    Ended September 30, 2003 and 2002                                       6

                    Notes to Consolidated Financial Statements                              8

         Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                               13

         Item 3.    Quantitative and Qualitative Disclosures About Market Risk              22

         Item 4.    Controls and Procedures                                                 22


PART II  OTHER INFORMATION

         Item 1.    Legal Proceedings                                                       23

         Item 2.    Changes in Securities and Use of Proceeds                               23

         Item 3.    Defaults upon Senior Securities                                         23

         Item 4.    Submission of Matters to a Vote of Security Holders                     23

         Item 5.    Other Information                                                       23

         Item 6.    Exhibits and Reports on Form 8-K                                        23


                               CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (Dollars in thousands)


                                                                                September 30, 2003    December 31, 2002
                                                                                ------------------    -----------------
                                                                                   (Unaudited)
ASSETS
Cash and amounts due from depository institutions                                   $    15,718            $    30,312
Interest-bearing deposits                                                                69,842                105,479
Federal funds sold                                                                       38,696                 74,350
                                                                                    -----------            -----------
       Cash and cash equivalents                                                        124,256                210,141

Investment securities available-for-sale                                                 67,272                 39,064
Mortgage-backed securities available-for-sale                                           199,079                296,638
Mortgage-backed securities held-to-maturity
  (fair value 2003 - $20,803; 2002 - $21,977)                                            19,267                 21,402
Loans receivable, net                                                                   978,926                930,348
Investment in Federal Home Loan Bank stock, at cost                                      26,438                 25,780
Office properties and equipment                                                          13,813                 13,835
Accrued interest receivable                                                               5,380                  6,597
Real estate owned                                                                           355                    893
Investment in Bank-owned life insurance                                                  31,583                 31,009
Prepaid expenses and other assets                                                        12,207                  9,055
                                                                                    -----------            -----------
       Total assets                                                                 $ 1,478,576            $ 1,584,762
                                                                                    ===========            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                            $   881,356            $   954,222
Borrowed money                                                                          418,533                449,431
Advance payments by borrowers for taxes and insurance                                     5,045                  4,410
Other liabilities                                                                        19,616                 16,037
                                                                                    -----------            -----------
          Total liabilities                                                           1,324,550              1,424,100
                                                                                    -----------            -----------
Stockholders' Equity:
   Preferred stock, $.01 par value:
     Authorized shares - 15,000,000
     Issued and outstanding shares - 0
       at September 30, 2003 and December 31, 2002                                           --                     --
   Common stock, $.01 par value:
     Authorized shares - 85,000,000
     Issued shares - 23,423,306
       at September 30, 2003 and December 31, 2002
     Outstanding shares - 12,152,346 and 12,674,597
       at September 30, 2003 and December 31, 2002, respectively                            234                    234
   Additional paid-in capital                                                           189,555                189,786
   Retained earnings, substantially restricted                                          106,287                107,598
   Treasury stock, at cost: 11,270,960 and 10,748,709 shares
     at September 30, 2003 and December 31, 2002, respectively                         (133,294)              (125,650)
   Unallocated common stock held by ESOP                                                 (8,356)                (8,356)
   Unearned common stock held by RRP                                                     (1,525)                (2,827)
   Accumulated other comprehensive income (loss), net of tax                              1,125                   (123)
                                                                                    -----------            -----------
          Total stockholders' equity                                                    154,026                160,662
                                                                                    -----------            -----------

               Total liabilities and stockholders' equity                           $ 1,478,576            $ 1,584,762
                                                                                    ===========            ===========

See accompanying notes

                               CFS BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)



                                                         For Three Months Ended                For Nine Months Ended
                                                             September 30,                         September 30,
                                                     ------------------------------        ------------------------------
                                                         2003               2002               2003               2002
                                                     -----------        -----------        -----------        -----------
Interest income:
  Loans                                              $    14,649        $    15,820        $    44,863        $    47,156
  Mortgage-related securities                              1,295              4,691              4,727             14,053
  Other investment securities                                392                406              1,294              1,262
  Other                                                      654              1,130              2,392              3,682
                                                     -----------        -----------        -----------        -----------
              Total interest income                       16,990             22,047             53,276             66,153

Interest expense:
  Deposits                                                 3,603              6,387             13,367             19,699
  Borrowings                                               6,730              6,904             20,002             20,583
                                                     -----------        -----------        -----------        -----------
              Total interest expense                      10,333             13,291             33,369             40,282
                                                     -----------        -----------        -----------        -----------
              Net interest income before
                provision for losses on loans              6,657              8,756             19,907             25,871
Provision for losses on loans                                502                500              1,489              1,050
                                                     -----------        -----------        -----------        -----------
              Net interest income after
                provision for losses on loans              6,155              8,256             18,418             24,821

Non-interest income:
  Loan fees                                                  446                327              1,259              1,022
  Fees on deposit accounts                                 1,409              1,230              3,818              2,677
  Insurance commissions                                       --                294                 --                958
  Investment commissions                                     202                192                520                732
  Gain on sale of available-for-sale
     investment securities - net                             326                 10                325                281
  Gain on sale of office properties                           --                 --                 24                 --
  Income from Bank-owned life insurance                      363                394              1,092              1,134
  Other income                                               223                192                829                575
                                                     -----------        -----------        -----------        -----------
               Total non-interest income                   2,969              2,639              7,867              7,379
Non-interest expense:
  Compensation and employee benefits                       4,697              5,055             13,563             15,145
  Net occupancy expense                                      561                650              1,761              1,861
  Furniture and equipment expense                            462                502              1,419              1,440
  Federal deposit insurance premiums                          26                 40                119                126
  Data processing                                            439                397              1,333              1,333
  Marketing                                                  261                216                687                627
  Other general and administrative expenses                1,396              1,464              4,198              4,030
                                                     -----------        -----------        -----------        -----------
               Total non-interest expense                  7,842              8,324             23,080             24,562
                                                     -----------        -----------        -----------        -----------

Income before income taxes                                 1,282              2,571              3,205              7,638
Income tax expense                                           315                755                886              2,275
                                                     -----------        -----------        -----------        -----------

               Net income                            $       967        $     1,816        $     2,319        $     5,363
                                                     ===========        ===========        ===========        ===========

Per share data:
  Basic earnings per share                           $      0.09        $      0.15        $      0.21        $      0.44
  Diluted earnings per share                                0.08               0.15               0.20               0.43
  Cash dividends declared per share                         0.11               0.10               0.33               0.30
  Weighted average shares outstanding                 11,251,705         11,950,795         11,285,488         12,091,355
  Weighted average diluted shares outstanding         11,658,617         12,428,830         11,705,965         12,589,649


See accompanying notes

                               CFS BANCORP, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)



                                                                                    Unallocated   Unearned
                                                                                      Common       Common     Accumulated
                                                  Additional                           Stock        Stock        Other
                                         Common     Paid-In   Retained   Treasury      held         held     Comprehensive
                                         Stock     Capital    Earnings    Stock       by ESOP      by RRP    Income (Loss)   Total
                                        --------  ---------   --------  ---------   ------------  --------   ------------- --------
Balance at January 1, 2003              $    234  $ 189,786   $107,598  ($125,650)   ($8,356)     ($2,827)      ($123)     $160,662

Net income                                    --         --      2,319         --         --           --          --         2,319

Other comprehensive income, net of tax:
   Change in unrealized appreciation on
   available-for-sale securities, net of
   reclassification adjustment                --         --         --         --         --           --       1,248         1,248
                                                                                                                           --------
Total comprehensive income                    --         --         --         --         --           --          --         3,567

Purchase of treasury stock                    --         --         --     (9,203)        --           --          --        (9,203)

Amortization of restricted stock awards
    under RRP                                 --         --        (47)        --         --        1,302          --         1,255

Exercise of stock options                     --       (258)        --      1,559         --           --          --         1,301

Tax benefit related to stock options
    exercised                                 --         27         --         --         --           --          --            27

Cash dividends declared on common stock       --         --     (3,583)        --         --           --          --        (3,583)
                                        -------------------------------------------------------------------------------------------
Balance at September 30, 2003           $    234  $ 189,555   $106,287  ($133,294)   ($8,356)     ($1,525)  $   1,125      $154,026
                                        ========  =========   ========  =========  =========    =========   =========      ========


See accompanying notes

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                      Nine Months Ended September 30,
                                                                      ------------------------------
                                                                          2003              2002
                                                                       ----------         ----------
Net income                                                              $   2,319         $   5,363
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Provision for losses on loans                                          1,489             1,050
     Depreciation expense                                                   1,202             1,366
     Tax benefit from exercise of stock options                                27                --
     Deferred income taxes                                                    925             1,277
     Amortization of cost of stock benefit plans                            1,255             1,609
     Change in deferred income                                                386             1,215
     Decrease in interest receivable                                        1,217               211
     (Decrease) increase in accrued interest payable                         (353)              275
     Proceeds from sale of loans held for sale                              8,707             7,027
     Origination of loans held for sale                                   (11,576)           (6,060)
     Net gain (loss) on sale of available-for-sale securities                 226              (281)
     Decrease (increase) in prepaid expenses and other assets                 413            (5,638)
     Increase (decrease) in other liabilities                               3,818            (4,721)
                                                                        ---------         ---------
Net cash provided by operating activities                                  10,055             2,693
                                                                        ---------         ---------

Investing activities:
  Available-for-sale investment securities:
     Purchases                                                           (231,545)         (312,289)
     Repayments                                                           194,370           301,233
     Sales                                                                 10,132             1,544
   Available-for-sale mortgage-related securities:
     Purchases                                                           (156,478)         (143,874)
     Repayments                                                           230,079            97,142
     Sales                                                                 19,106                --
   Held to maturity mortgage-related securities:
     Repayments                                                             2,047             8,657
   Purchase of Federal Home Loan Bank stock                                  (675)              (27)
   Redemption of Federal Home Loan Bank stock                                  17               167
   Loan originations and principal payments on loans, net                 (48,699)          (54,386)
   Additional costs on real estate owned                                       --               (81)
   Proceeds from sale of real estate owned                                  1,653             2,336
   Purchases of property and equipment                                     (1,810)           (1,607)
   Disposals of property and equipment                                        630             1,010
                                                                        ---------         ---------
Net cash provided by (used in) investing activities                        18,827          (100,175)
                                                                        ---------         ---------

                                CFS BANCORP, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      ------------------------------
                                                                         2003               2002
                                                                      ----------         -----------
Financing activities:
   Proceeds from exercise of stock options                                 1,301               722
   Dividends paid on common stock                                         (3,949)           (1,154)
   Purchase of treasury stock                                             (9,203)          (10,973)
   Net increase in checking, passbook and money market accounts           16,943            41,657
   Net (decrease) increase in certificates of deposit                    (89,596)              364
   Net increase in advance payments by borrowers for
      taxes and insurance                                                    635             1,309
   Net decrease in borrowed money                                        (30,898)           (8,287)
                                                                       ---------         ---------
   Net cash flows (used in) provided by financing activities            (114,767)           23,638
                                                                       ---------         ---------
   Decrease increase in cash and cash equivalents                        (85,885)          (73,844)
   Cash and cash equivalents at beginning of period                      210,141           272,067
                                                                       ---------         ---------
   Cash and cash equivalents at end of period                          $ 124,256         $ 198,223
                                                                       =========         =========

Supplemental disclosure of non-cash activities:
     Transfer of loans to real estate owned                            $   1,115         $   1,671


                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF FINANCIAL STATEMENTS PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of Management, are necessary for a fair presentation of financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the period ended December 31, 2002 contained in the CFS Bancorp, Inc. (the "Company") annual report to stockholders. The results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2.       STOCK BASED COMPENSATION

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company's employees' stock options which have been granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the Recognition and Retention Plan ("RRP") is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, as amended (FAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized. The effects of applying FAS No. 123 in this pro forma disclosure are not indicative of future amounts.


                                                   Three Months Ended        Nine Months Ended
                                                      September 30,            September 30,
                                                   -------------------       ------------------
                                                   (Dollars in thousands, except per share data)

                                                    2003         2002         2003        2002
                                                   ------       ------       ------      ------
Net income (as reported)                           $  967       $1,816       $2,319      $5,363
Stock based compensation expense determined
   using fair value method, net of tax                213          150          578         572
                                                   ------       ------       ------      ------
Pro forma net income                               $  754       $1,666       $1,741      $4,791
                                                   ======       ======       ======      ======

Diluted earnings per share (as reported)           $ 0.08       $ 0.15       $ 0.20      $ 0.43
Pro forma diluted earnings per share               $ 0.06       $ 0.13       $ 0.15      $ 0.38


The fair value of the option grants for the three and nine months ended September 30, 2003 and 2002 was estimated using the Black-Scholes option value model, with the following assumptions: dividend yield 3.14% in 2003 and 2.80% in 2002, expected volatility of 30.2% in both 2003 and 2002, risk free interest rate of 3.92% in 2003 and 3.60% in 2002, a contract term of ten years, and an original expected life of seven years for all options granted.

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

3.       LOAN PORTFOLIO

The Company's loan portfolio consisted of the following at the dates indicated:


                                             September 30, 2003        December 31, 2002
                                           ---------------------     ----------------------
                                                       (Dollars in thousands)
Mortgage loans:                               Amount      Percent      Amount       Percent
                                           -----------    -------    ---------      -------
  Single-family residential                 $  329,593     33.33%    $ 386,050       41.11%
  Multi-family residential                      86,584      8.76        71,170        7.58
  Commercial real estate                       342,754     34.66       271,426       28.91
Construction and land development:
    Single-family residential                   15,581      1.58        12,118        1.29
    Multi-family residential                    67,912      6.87        63,893        6.80
    Commercial and land development            102,256     10.34        88,951        9.47
Home equity                                     63,922      6.47        45,106        4.81
                                            --------------------     ---------------------
        Total mortgage loans                 1,008,602    102.01       938,714       99.97

Other loans:
    Commercial                                  34,826      3.52        40,034        4.26
    Consumer                                     2,892       .29         2,610         .28
Undisbursed portion of
   loan proceeds                               (54,492)    (5.51)      (39,704)      (4.23)
Deferred loan fees                              (3,039)     (.31)       (2,632)       (.28)
                                            ----------------------------------------------
        Total loans receivable                 988,789    100.00%      939,022      100.00%
                                            ----------------------------------------------
Less:
  Allowance for losses on loans                  9,863                   8,674
                                            ----------               ---------
Loans receivable, net                       $  978,926               $ 930,348
                                            ==========               =========


4.       INVESTMENT SECURITIES

Amortized cost of investment securities and their fair values were as follows (in thousands):


Available-for-sale at September 30, 2003:

                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                         ---------      ----------      ----------       ---------
Callable agency securities, corporate bonds
   and commercial paper                                    $56,166            $627            $ --         $56,793
Trust preferred securities                                   4,933              --             237           4,696
Equity securities                                            5,929              29             175           5,783
                                                           -------            ----            ----         -------
                                                           $67,028            $656            $412         $67,272
                                                           =======            ====            ====         =======


Available-for-sale at December 31, 2002:

                                                                             Gross           Gross
                                                         Amortized      Unrealized      Unrealized            Fair
                                                              Cost           Gains          Losses           Value
                                                         ---------      ----------      ----------       ---------
Callable agency securities, corporate bonds
   and commercial paper                                    $30,767            $320            $ --         $31,087
Trust preferred securities                                   4,931              --             531           4,400
Equity securities                                            4,400              83             906           3,577
                                                             -----              --             ---           -----
                                                           $40,098            $403          $1,437         $39,064
                                                           =======            ====          ======         =======

5.        MORTGAGE-BACKED SECURITIES

The amortized cost of mortgage-backed securities and their fair values are as follows (in thousands):

Available-for-sale at September 30, 2003:


                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                     ---------      ----------      ----------       --------
Participation certificates                            $121,217          $1,109            $152       $122,174
Real estate mortgage investment conduits
   and collateralized mortgage obligations              76,526             381               2         76,905
                                                      --------          ------            ----       --------
                                                      $197,743          $1,490            $154       $199,079
                                                      ========          ======            ====       ========


Available-for-sale at December 31, 2002:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                     ---------      ----------      ----------       --------
Participation certificates                             $64,084            $820            $136        $64,768
Real estate mortgage investment conduits
   and collateralized mortgage obligations             231,752             862             744        231,870
                                                      --------          ------            ----        -------
                                                      $295,836          $1,682            $880       $296,638
                                                      ========          ======            ====       ========


Held-to-maturity at September 30, 2003:

                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                     ---------      ----------      ----------       --------
Participation certificates                             $18,535          $1,511             $13        $20,033
Real estate mortgage investment conduits
   and collateralized mortgage obligations                 732              38              --            770
                                                       -------          ------             ---       --------
                                                       $19,267          $1,549             $13        $20,803
                                                       =======          ======             ===        =======


Held-to-maturity at December 31, 2002:


                                                                         Gross           Gross
                                                     Amortized      Unrealized      Unrealized           Fair
                                                          Cost           Gains          Losses          Value
                                                     ---------      ----------      ----------       --------
Participation certificates                             $20,651            $520             $10        $21,161
Real estate mortgage investment conduits
   and collateralized mortgage obligations                 751              65              --            816
                                                       -------            ----             ---        -------
                                                       $21,402            $585             $10        $21,977
                                                       =======            ====             ===        =======

6.       DEPOSITS

The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.


                                                             September 30, 2003                December 31, 2002
                                                          -----------------------            ---------------------
                                                           Amount         Percent             Amount       Percent
                                                          --------        -------            --------      -------
                                                                           (Dollars in thousands)
Checking accounts:
  Noninterest-bearing                                     $ 35,725          4.06%            $ 31,318        3.28%
  Interest-bearing                                          91,063         10.33               90,905        9.53
Money market accounts                                      135,033         15.32              121,693       12.76
Saving accounts                                            211,407         23.99              212,370       22.26
                                                          --------        ------              -------      ------
   Core deposits                                           473,228         53.70              456,286       47.83
                                                          --------        ------              -------      ------
Certificates of deposit:
  $100,000 or less                                         326,116         37.01              380,493       39.90
  Over $100,000                                             81,863          9.29              117,082       12.27
                                                          --------        ------              -------      ------
    Time deposits                                          407,979         46.30              497,575       52.17
                                                          --------        ------              -------      ------

      Deposits                                             881,207        100.00%             953,861      100.00%
                                                                          ======                           ======
      Accrued interest                                         149                                361
                                                          --------                           --------
Total                                                     $881,356                           $954,222
                                                          ========                           ========


7.       RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued, establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify certain financial instruments, which may previously have been classified as equity, as a liability. This generally includes financial instruments which either 1) require mandatory redemption at a specified time other than upon liquidation or termination of the entity, 2) include an obligation to either repurchase the issuer's equity shares or is indexed to such an obligation and which may require settlement in cash or 3) require the issuance of a variable number of the issuer's shares based on a monetary amount which is generally unrelated to the value of those shares. The Statement was effective for the Company as of July 1, 2003 and does not expected to have a material impact on the Company's accounting and reporting.

In January 2003 the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements. The Company does not expect the adoption of FIN 46 to have a material impact on its results of operations, financial position, or liquidity.

8.       EARNINGS PER SHARE

Set forth below is information with respect to calculation of basic and diluted earnings per share for the periods indicated.


                                                                     Three Months Ended           Nine Months Ended
                                                                        September 30,               September 30,
                                                                  -------------------------   ---------------------------
                                                                      2003          2002          2003            2002
                                                                  -----------   -----------   -----------     -----------
                                                                           (Dollars in thousands, except per share data)
Net income                                                              $967        $1,816        $2,319          $5,363

Weighted average number of common shares outstanding              12,156,485    13,086,622    12,255,014      13,323,455
Average ESOP shares not committed to be released                    (760,780)     (882,227)     (790,726)       (912,133)
Average RRP shares not vested                                       (144,000)     (253,600)     (178,800)        319,967)
                                                                  -----------   -----------   -----------     -----------
Weighted average number of shares outstanding
   for basic earnings per share computation purposes              11,251,705    11,950,795    11,285,488      12,091,355
Dilutive effects of employee stock options                           406,912       478,035       420,477         498,294
                                                                  -----------   -----------   -----------     -----------
Weighted average shares and common share equivalents
   outstanding for diluted earnings per share purposes            11,658,617    12,428,830    11,705,965      12,589,649
                                                                  ==========    ==========    ==========      ==========

Basic earnings per share                                               $0.09         $0.15         $0.21           $0.44
Diluted earnings per share                                              0.08          0.15          0.20            0.43

9.        COMPREHENSIVE INCOME

Comprehensive income is the total of reported net income and all other revenues, expenses, gains and losses that under generally accepted accounting principles are not includable in reported net income but are reflected in stockholders' equity.

The following table presents the Company's comprehensive income:

                                                       Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                     ----------------------        ---------------------
                                                       2003          2002            2003         2002
                                                     --------     ---------        -------      --------
                                                                 (Dollars in thousands)
Net income                                             $  967       $1,816          $2,319       $5,363
Net change in unrealized gain (loss) on
   securities available-for-sale, net                     184        (622)           1,248         (78)
                                                       ------       ------          ------       ------
Comprehensive income                                   $1,151       $1,194          $3,567       $5,285
                                                       ======       ======          ======       ======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to the financial condition, results of operations and business of the Company that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to,
1) general economic conditions, 2) changes in interest rates, deposit flows, loan demand, real estate values, and competition; 3) changes in accounting principles, policies, or guidelines; changes in legislation or regulation and 4) other economic, competitive, governmental, regulatory, and technological factors affecting the Company's operations, pricing, products and services.

CHANGES IN FINANCIAL CONDITION

At September 30, 2003 the Company's total assets amounted to $1.5 billion compared to $1.6 billion at December 31, 2002, a decrease of $0.1 billion, while total liabilities decreased $0.1 billion and stockholders' equity decreased $6.7 million over the same period.

Cash and cash equivalents were $124.3 million at September 30, 2003 compared to $210.1 million at December 31, 2002. The decrease of $85.9 million was primarily the result of funding certificate of deposit withdrawals and the origination of new commercial and multi-family real estate mortgage loans.

Investment securities available-for-sale amounted to $67.3 million at September 30, 2003 compared to $39.1 million at December 31, 2002. Mortgage-backed securities available-for-sale were $199.1 million at September 30, 2003 compared to $296.6 million at December 31, 2002 while mortgage-backed securities held-to-maturity were $19.3 million at September 30, 2003 compared to $21.4 million at December 31, 2002. This aggregate net decrease of $71.5 million in investment and mortgage-backed securities was used primarily to fund originations of new commercial and multi-family real estate mortgage loans and deposit withdrawals.

Net loans receivable increased to $978.9 million at September 30, 2003 from $930.3 million at December 21, 2002. This net increase of $48.6 million resulted from using a portion of the reduction in cash and cash equivalents to fund new loan originations. The net reduction of $53.0 million in single-family residential mortgage and construction loans at September 30, 2003 compared to December 31, 2002 reflected the continuing shift in the composition of the Company's loan portfolio to increased investment in commercial, commercial real estate, multi-family real estate and home equity loans.

Deposits were $881.4 million at September 30, 2003 compared to $954.2 million at December 31, 2002. The decrease of $72.9 million was primarily concentrated in certificates of deposit ($89.6 million) offset by an increase in core deposits ($16.9 million). The decrease in certificates of deposits was due to the Company's strategy during the first nine months of 2003 to pay rates which would be at the 50th percentile when compared to the competition while actively striving to increase core deposits.

Borrowed money decreased to $418.5 million at September 30, 2003 from $449.4 million at December 31, 2002. Substantially all of the decrease was due to repayment of approximately $30.0 million in September 2003. Borrowed funds consist of advances from the Federal Home Loan Banks of Indianapolis and Chicago and Community Investment Program funds from the Federal Home Loan Bank of Indianapolis, which are paid down in accordance with scheduled payments.

Stockholders' equity was $154.0 million at September 30, 2003 compared to $160.7 million at December 31, 2002. The $6.6 million net reduction in stockholder's equity was the result primarily of the $9.2 million repurchase of the Company's common stock, held as treasury stock, offset partially, by $1.3 million of options exercised during the first nine months of 2003. This net decrease in stockholders' equity resulting from the Company's stock repurchase activity was also partially offset by $1.3 million of shares held in the RRP Trust becoming vested and issued to plan participants and $3.6 million added to retained earnings from comprehensive net income, less $3.6 million of dividends paid to stockholders.

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



                                                                        Three Months Ended September 30,
                                                 -----------------------------------------------------------------------------
                                                                 2003                                   2002
                                                 ------------------------------------   --------------------------------------
                                                     Average                Average       Average                    Average
                                                     Balance    Interest   Yield/Cost     Balance     Interest     Yield/Cost
                                                 -----------------------------------------------------------------------------
                                                                            (Dollars in thousands)
Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                              $937,940     $14,084      6.01%       $896,307      $15,247      6.80%
     Other loans                                      41,488         565      5.45          37,352          573      6.14
                                                  ----------------------                -----------------------
          Total loans                                979,428      14,649      5.98         933,659       15,820      6.78
  Securities                                         302,119       1,687      2.23         401,769        5,097      5.07
  Other interest-earning assets (2)                  179,646         654      1.46         202,272        1,130      2.23
                                                  ----------------------                -----------------------
     Total interest-earning assets                 1,461,193      16,990      4.65       1,537,700       22,047      5.74

Non-interest earning assets                           75,724                                76,589
                                                  ----------                            ----------
Total assets                                      $1,536,917                            $1,614,289
                                                  ==========                            ==========

Interest-bearing liabilities:
  Deposits:
     Checking and money market accounts             $252,107         399      0.63        $192,530         $699      1.45
     Savings accounts                                214,270         231      0.43         215,979          698      1.29
     Certificates of deposit                         416,722       2,973      2.85         509,764        4,990      3.92
                                                  ----------------------                -----------------------
          Total deposits                             883,099       3,603      1.63         918,273        6,387      2.78

Total borrowings                                     448,083       6,730      6.01         458,916        6,904      6.02
                                                  ----------------------                -----------------------
Total interest-bearing liabilities                 1,331,182      10,333      3.10       1,377,189       13,291      3.86

Non-interest bearing liabilities (3)                  51,415                                69,206
                                                  ----------                            ----------
          Total liabilities                        1,382,597                             1,446,395
Net worth                                            154,320                               167,894
                                                  ----------                            ----------
          Total liabilities and retained income   $1,536,917                            $1,614,289
                                                  ==========                            ==========
Net interest-earning assets                         $130,011                              $160,511
                                                  ==========                            ==========
Net interest income/interest rate spread                          $6,657      1.55%                      $8,756      1.88%
                                                                  =================                      ================
Net interest margin                                                           1.82%                                  2.28%
                                                                            =======                                ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                      109.77%                                111.65%
                                                                            =======                                ======



(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Includes money market accounts, federal funds sold and interest-earning bank deposits.

(3)  Consists primarily of demand deposit accounts.

                                                                        Nine Months Ended September 30,
                                                  ---------------------------------------------------------------------------
                                                                 2003                                   2002
                                                  ---------------------------------------------------------------------------
                                                    Average                 Average       Average                  Average
                                                    Balance   Interest    Yield/Cost      Balance     Interest    Yield/Cost
                                                  ---------------------------------------------------------------------------
                                                                                (Dollars in thousands)
Interest - earning assets:
  Loans Receivable (1)
     Real estate loans                            $  920,504     $43,125      6.25%     $  880,205      $45,766      6.93%
     Other loans                                      40,757       1,738      5.69          31,374        1,390      5.91
                                                  ----------------------                -----------------------
          Total loans                                961,261      44,863      6.22         911,579       47,156      6.90
  Securities                                         332,553       6,021      2.41         380,171       15,315      5.37
  Other interest-earning assets (2)                  200,944       2,392      1.59         224,152        3,682      2.19
                                                  ----------------------                -----------------------
     Total interest-earning assets                 1,494,758      53,276      4.75       1,515,902       66,153      5.82

Non-interest earning assets                           76,967                                80,362
                                                  ----------                            ----------
Total assets                                      $1,571,725                            $1,596,264
                                                  ==========                            ==========
Interest-bearing liabilities:
  Deposits:
     Checking and money market accounts           $  246,285       1,757      0.95        $187,831        2,029      1.44
     Savings accounts                                214,500       1,119      0.70         214,903        2,167      1.34
     Certificates of deposit                         451,696      10,491      3.10         498,973       15,503      4.14
                                                  ----------------------                -----------------------
          Total deposits                             912,481      13,367      1.95         901,707       19,699      2.91

Total borrowings                                     448,952      20,002      5.94         461,230       20,583      5.95
                                                  ----------------------                -----------------------
Total interest-bearing liabilities                 1,361,433      33,369      3.27       1,362,937       40,282      3.94

Non-interest bearing liabilities (3)                  54,628                                64,301
                                                  ----------                            ----------
          Total liabilities                        1,416,061                             1,427,238
Net worth                                            155,664                               169,026
                                                  ----------                            ----------
          Total liabilities and retained income   $1,571,725                            $1,596,264
                                                  ==========                            ==========
Net interest-earning assets                         $133,325                              $152,965
                                                  ==========                            ==========
Net interest income/interest rate spread                         $19,907      1.48%                     $25,871      1.88%
                                                                 =================                      =================

Net interest margin                                                           1.78%                                  2.28%
                                                                            ======                                 ======
Ratio of average interest-earning assets to
  average interest-bearing liabilities                                      109.79%                                111.22%
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

                                                             Three Months Ended September 30,
                                                                   2003 compared to 2002
                                                     -------------------------------------------------
                                                                  (Dollars in thousands)
                                                                Increase (decrease) due to
                                                     -------------------------------------------------
                                                                                            Total Net
                                                                                   Rate/     Increase
                                                      Rate           Volume       Volume     Decrease
                                                     --------------------------------------------------
Interest-earning assets:
  Loans receivable:
     Real estate loans                                ($1,788)         $708         ($83)       ($1,163)
     Other loans                                          (65)           64           (7)           (8)
                                                     ----------------------------------------------------
                                                       (1,853)          772          (90)        (1,171)

  Securities                                           (2,854)       (1,264)         708         (3,410)
  Other interest-earning assets                          (393)         (127)          44           (476)
                                                     ----------------------------------------------------

Total net change in income on
  interest-earning assets                              (5,100)         (619)         662         (5,057)

Interest-bearing liabilities:
  Deposits:
     Checking and money market accounts                  (394)          216         (122)          (300)
     Savings accounts                                    (465)           (6)           4           (467)
     Certificates of deposit                           (1,353)         (911)         247         (2,017)
                                                     ----------------------------------------------------
          Total deposits                               (2,212)         (701)         129         (2,784)

Borrowings                                                (11)         (163)          --           (174)
                                                     ----------------------------------------------------
Total net change in expense on
  interest-bearing liabilities                         (2,223)         (864)         129         (2,958)
                                                     ----------------------------------------------------

Net change in net interest income                     ($2,877)         $245         $533        ($2,099)
                                                     ====================================================


                                                                Nine Months Ended September 30,
                                                                     2003 compared to 2002
                                                   --------------------------------------------------------
                                                                    (Dollars in thousands)
                                                                  Increase (decrease) due to
                                                   --------------------------------------------------------
                                                                                                  Total Net
                                                                                   Rate/          Increase
                                                     Rate           Volume         Volume        (Decrease)
                                                   --------------------------------------------------------
Interest-earning assets:
  Loans receivable:
     Real estate loans                               ($4,529)        $2,095            ($207)       ($2,641)
     Other loans                                         (52)           416              (16)           348
                                                   ----------------------------------------------------------
                                                      (4,581)         2,511             (223)        (2,293)

  Securities                                          (8,432)        (1,918)           1,056         (9,294)
  Other interest-earning assets                       (1,014)          (381)             105         (1,290)
                                                   ----------------------------------------------------------

Total net change in income on
  interest-earning assets                            (14,027)           212              938        (12,877)

Interest-bearing liabilities:
  Deposits:
     Checking and money market accounts                 (689)           632             (215)          (272)
     Savings accounts                                 (1,046)            (4)               2         (1,048)
     Certificates of deposit                          (3,914)        (1,469)             371         (5,012)
                                                   ----------------------------------------------------------
          Total deposits                              (5,649)          (841)             158         (6,332)

Borrowings                                               (34)          (548)               1           (581)
                                                   ----------------------------------------------------------
Total net change in expense on
  interest-bearing liabilities                        (5,683)        (1,389)             159         (6,913)
                                                   ----------------------------------------------------------

Net change in net interest income                    ($8,344)        $1,601             $779        ($5,964)
                                                   ==========================================================


RESULTS OF OPERATIONS

The Company reported net income of $967,000 or $0.08 per diluted share for the three months ended September 30, 2003 compared to $1.8 million or $0.15 per diluted share for the three months ended September 30, 2002. Net income for the nine months ended September 30, 2003 was $2.3 million or $0.20 per diluted share compared to $5.4 million or $0.43 per diluted share for the same period in 2002.

Net interest income for the third quarter of 2003 was $6.7 million compared to $8.8 million reported for the third quarter of 2002. Net interest income for the first nine months of 2003 was $19.9 million compared to $25.9 million for the same period in 2002. Net interest income is determined by average interest rate spread (i.e. the difference between the average yields on interest-earning assets and the average rates paid on interest-bearing liabilities) and also the average amount of interest-earning assets relative to interest-bearing and noninterest-bearing liabilities. During the third quarter of 2002, the Company opened two new offices. These offices, opened in early July 2002, offered an above-market rate 90-day certificate of deposit. This offer was available for a 60-day period and resulted in approximately $80.0 million in new deposits. This promotion had an effect on both interest income and interest expense and in the short term reduced interest rate spreads and margins. For the three months ended September 30, 2003 compared to the three months ended September 30, 2002, the interest rate spread was 1.55 percent compared to 1.88 percent, respectively, while the net interest margin was 1.82 percent compared to 2.28 percent, respectively. For the nine months ended September 30, 2003 compared to the same period in 2002, the interest rate spread was 1.48 percent compared to 1.88 percent, respectively, while the net interest margin was 1.78 percent compared to 2.28 percent, respectively.

Interest income for the third quarter of 2003 was $17.0 million compared to $22.0 million for the third quarter of 2002. Interest income for the first nine months of 2003 was $53.3 million compared to $66.2 million for the first nine months of 2002. The primary reason for the decreases in the 2003 periods was the significant decline in the average yields earned on interest-earning assets in 2003 as compared to 2002 reflecting the effect of the low interest rate environment existing throughout 2003. Increases in the average balance of total loans outstanding during the 2003 periods as compared to the 2002 periods partially offset the decline in average yields. Decreases in the average balances of securities and other interest-earning assets further contributed to the decline in interest income in both the three and nine months ended September 30, 2003 when compared to the same periods in 2002.

Interest expense for the three months ended September 30, 2003 was $10.3 million compared to $13.3 million for the same period in 2002. Interest expense for the nine months ended September 30, 2003 was $33.4 million compared to $40.3 million for the nine months ended September 30, 2002. The decrease in interest expense for the three and nine months ended September 30, 2003 when compared to the 2002 periods was primarily the result of a decrease in the average cost of deposits combined with a decrease in the average balance of higher cost certificates of deposit. Also during these same periods, the average balance of borrowed money decreased. The average balance of total deposits decreased when comparing the three months ended September 30, 2003 to the three months ended September 30, 2002, reflecting a partial reduction in the deposits obtained in the previously mentioned special promotion in the third quarter of 2002. Average balances of total deposits increased modestly when comparing the nine months ended September 30, 2003 to the nine months ended September 30, 2002.

The Company's provisions for loan losses for the three months ended September 30, 2003 and 2002 were relatively stable, amounting to $502,000 and $500,000, respectively, while the provisions for the nine months ended September 30, 2003 and 2002 were $1.5 million and $1.1 million, respectively. In light of the Company's emphasis on increasing its commercial real estate and business lending and the increased estimate of the amount of probable and estimable inherent losses in the loan portfolio, the Company continues to increase its allowance. The allowance for loan losses to total loans at September 30, 2003 was 1.00 percent compared to 0.92 percent at December 31, 2002, while non-performing assets were $14.9 million at September 30, 2003 compared to $16.2 million at December 31, 2002.

The following table sets forth information with respect to the Company's non-performing assets at the dates indicated:

                                                                       September 30, 2003           December 31, 2002
                                                                       ------------------           -----------------
                                                                                     (Dollars in thousands)
Non-accrual loans:
     Mortgage loans:
          Construction and land development                                       $1,250                       $1,323
          Single-family residential                                                5,830                        7,294
          Multi-family residential                                                 1,772                           36
          Commercial real estate                                                   4,147                        5,621
          Home equity                                                                340                          324
     Other loans:
          Commercial                                                               1,161                          692
          Consumer                                                                    36                           35
                                                                                 -------                      -------
          Total non-performing loans                                              14,536                       15,325
          Real estate owned                                                          355                          893
                                                                                 -------                      -------
          Total non-performing assets                                            $14,891                      $16,218
                                                                                 =======                      =======

          Non-performing assets to total assets                                     1.01 %                       1.02 %
          Non-performing loans to total loans                                       1.47                         1.63


The following table is a summary of changes in the allowance for loan losses for the nine months ended September 30, 2003 and the year ended December 31, 2002:


                                                     Nine Months Ended               Year Ended
                                                    September 30, 2003           December 31, 2002
                                                    ------------------           -----------------
                                                                   (Dollars in thousands)
     Balance at beginning of period                            $8,674                       $7,662
     Provision for loan losses                                  1,489                        1,956
     Charge-offs                                                 (473)                      (1,183)
     Recoveries                                                   173                          239
                                                               ------                       ------
     Balance at end of period                                  $9,863                       $8,674
                                                               ======                       ======

     Allowance for loan losses to total
        non-performing loans at end of period                    67.85%                      56.60%
     Allowance for loan losses to total
        loans at end of period                                    1.00                        0.92


Non-interest income for the three months ended September 30, 2003 was $3.0 million compared to $2.6 million for the three months ended September 30, 2002 and amounted to $7.9 million for the nine months ended September 30, 2003 compared to $7.4 million for the same period in 2002. The improvement in non-interest income was the result of increased fees on deposit accounts in both periods, which were partially offset by reductions in insurance commissions due to the sale of the Company's insurance agency assets in December 2002. Non-interest income in the three and nine months ended September 30, 2003 included net gains on the sale of securities in the Company's available-for-sale investment portfolio of $326,000 and $325,000, respectively, compared to $10,000 and $281,000 for the three and nine months ended September 30, 2002.

Non-interest expense was $7.8 million for the three months ended September 30, 2003 compared to $8.3 million for the three months ended September 30, 2002. Non-interest expense was $23.1 million for the first nine months of 2003 compared to $24.6 million for the same period in 2002. For both the three and nine months ended September 30, 2003, compared to the same periods in 2002, decreases in non-interest expense resulted primarily from decreases in compensation and employee benefits due to reductions in overhead and compensation expense as a result of the Company's outsourcing of the sale of investment products and the sale of the insurance agency's assets.

Income tax expense for the three months ended September 30, 2003 was $315,000 or
24.6 percent of income before income taxes compared to $755,000 or 29.4 percent of income before income taxes for the three months ended September 30, 2002. For the nine months ended September 30, 2003, income tax expense was $886,000 or
27.6 percent of income before income taxes compared to $2.3 million or 29.8 percent for the same period in 2002. The Company estimates that its effective income tax rate for the remainder of 2003 will be approximately 25.0 percent.

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

Liquidity management is both a daily and long-term function of business management. Excess liquidity is generally invested in short-term investments such as federal funds. The Company uses its sources of funds primarily to meet its ongoing commitments, pay maturing certificates of deposit and savings withdrawals, fund loan commitments, and maintain a portfolio of mortgage-backed and mortgage-related securities and investment securities. At September 30, 2003 the total approved investment and loan origination commitments outstanding amounted to $53.9 million. At the same date, the unadvanced portion of construction loans amounted to $54.5 million. Investment securities scheduled to mature in one year or less at September 30, 2003 were $5.8 million.

Based on historical experience, the Company believes that a significant portion of maturing deposits will remain with the Company. The Company anticipates that it will continue to have sufficient funds, together with borrowings, to meet its current commitments.

At September 30, 2003 the regulatory capital of Citizens Financial Services, FSB was significantly in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels at September 30, 2003 are set forth below (dollars in thousands):


                                Required Capital                  Actual Capital                   Excess Capital
                              ---------------------           ----------------------          -----------------------
                               Amount       Percent            Amount        Percent            Amount        Percent
                              --------      -------           --------       -------           --------       -------
Tangible capital              $21,952          1.50%          $130,928          8.95%          $108,976          7.45%

Core capital                   58,538          4.00            130,928          8.95             72,390          4.95

Risk-based capital             87,977          8.00            140,791         12.80             52,814          4.80



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

3.1      Certificate of Incorporation of CFS Bancorp, Inc.*

3.2      Bylaws of CFS Bancorp, Inc.*

4.0      Form of Stock Certificate of CFS Bancorp, Inc.*

10.1 Employment Agreement entered into between Citizens Financial Services, FSB and Thomas F. Prisby**

10.2 Employment Agreement entered into between Citizens Financial Services, FSB and James W. Prisby **

10.3 Employment Agreement entered into between Citizens Financial Services, FSB and John T. Stephens**

10.4     Employment Agreement entered into between CFS Bancorp, Inc. and Thomas
         F. Prisby**

10.5     Employment Agreement entered into between CFS Bancorp, Inc. and James
         W.  Prisby**

10.6 Employment Agreement entered into between CFS Bancorp, Inc. and John T. Stephens**

10.7     CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan***

10.8 CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement***

10.9     CFS Bancorp, Inc. 2003 Stock Option Plan****

31.1 Certificate of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certificate of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------
* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.
** Incorporated by Reference from the Company's report on Form 10-Q for the quarterly period ended June 30, 2003.
*** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.
**** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.

(b)      Reports filed on Form 8-K.

         On July 25, 2003, the Company filed a Current Report on Form 8-K furnishing its report of earnings for the quarter ended June 30, 2003 under Item 9.

         On September 23, 2003, the Company filed a Current Report on Form 8-K in connection with the announcement of its quarterly dividend.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CFS BANCORP, INC.


Date:  November 13, 2003                By:   /s/ Thomas F. Prisby
                                           -------------------------------------
                                           Thomas F. Prisby, Chairman and
                                           Chief Executive Officer

Date:  November 13, 2003                By:   /s/ John T. Stephens
                                           -------------------------------------
                                           John T. Stephens, Executive Vice
                                           President and Chief Financial Officer