Form 10-K
period 2003-12-31
CFS BANCORP INC
filed 2004-03-10
CIK 1058438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NO.: 0-24611
                             ---------------------
                               CFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      35-2042093
         (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                    Identification Number)

                707 RIDGE ROAD                                     46321
               MUNSTER, INDIANA                                  (Zip Code)
   (Address of Principal Executive Offices)

              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (219) 836-9990

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                 NOT APPLICABLE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK (PAR VALUE $0.01 PER SHARE)
                                (Title of Class)

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

     As of June 30, 2003, the aggregate value of the 11,396,105 shares of Common Stock of the Registrant outstanding on such date, which excludes 749,843 shares held by all directors and executive officers of the Registrant as a group, was approximately $170.9 million. This figure is based on the last known trade price of $15.00 per share of the Registrant's Common Stock on June 30, 2003.

          Number of shares of Common Stock outstanding as of March 5, 2004:
                                   12,254,223

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 2004 are incorporated by reference into
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CFS BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   29
Item 3.   Legal Proceedings...........................................   30
Item 4.   Submission of Matters to a Vote of Security Holders.........   31

                                  PART II
Item 5.   Market for the Registrant's Common Stock and Related
          Stockholder Matters.........................................   31
Item 6.   Selected Financial Data.....................................   32
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   33
Item 7A.  Quantitative and Qualitative Disclosures about Market
          Risk........................................................   45
Item 8.   Financial Statements and Supplementary Data.................   47
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   77
Item 9A.  Controls and Procedures.....................................   77

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   78
Item 11.  Executive Compensation......................................   78
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   78
Item 13.  Certain Relationships and Related Transactions..............   78
Item 14.  Principal Accounting Fees and Services......................   78

                                  PART IV
Item 15.  Exhibits, Financial Statements and Reports on Form 8-K......   79
Signature Page........................................................   81
Certifications for Principal Executive Officer and Principal Financial   82
  Officer.............................................................

     When used in this Annual Report on Form 10-K or future filings by the Company with the Securities and Exchange Commission (SEC), in the Company's press releases or other public or stockholder communications, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995.

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

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

     CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) was organized in March 1998 at the direction of the Board of Directors of Citizens Financial Services, FSB (the Bank or Citizens Financial) for the purpose of holding all of the capital stock of the Bank and in order to facilitate the conversion of the Bank from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (Conversion). In connection with the Conversion, the Office of Thrift Supervision (OTS) approved the Company's application to become a savings and loan holding company. The Company now conducts business as a registered unitary savings and loan holding company and is subject to oversight and examination by the OTS. See
"Regulation -- Regulation of Savings and Loan Holding Companies."

     The Company's assets consist of the outstanding shares of common stock of the Bank, investments made with the portion of the net proceeds from the sale of Company shares in the Company's July 1998 initial public offering (Offering), which was undertaken in conjunction with the Conversion, retained by the Company, and the Company's loan to the Bank for the employee stock ownership plan (ESOP). The Company has no significant liabilities. The management of the Company and the Bank are substantially identical, and the Company neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition, the Company utilizes the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Company expands or changes its business in the future.

     The Bank is subject to examination and comprehensive regulation by the OTS, which is the Bank's chartering authority and primary federal regulator. The Bank is also regulated by the Federal Deposit Insurance Corporation (FDIC), administrator of the Savings Association Insurance Fund (SAIF). The Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System (FRB) and is a member of the Federal Home Loan Bank
(FHLB) of Indianapolis, which is one of the 12 regional banks comprising the FHLB System.

     Citizens Financial is a federally-chartered stock savings bank that was originally organized in 1934. The Bank conducts its business from its executive offices in Munster, Indiana, as well as 22 banking centers located in Lake and Porter Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois. The Company also has an Operations Center located in Highland, Indiana which is dedicated to its Customer Call Center and other back office operations.

     At December 31, 2003, the Company had $1.57 billion in total assets, $975.8 million in deposits, $418.5 million in borrowed funds and $156.0 million of stockholders' equity. The Bank is primarily engaged in attracting deposits from the general public and using those funds to originate loans and invest in securities.

     During 1998, the Bank began leveraging its capital base, using borrowings to provide additional funds to support its lending and investing activities. Historically, the Bank's primary lending emphasis was on loans secured by the first liens on single-family (one-to four-units) residential properties located in its market area. However, the Bank decided not to participate aggressively in the substantial refinancing of home loans that occurred nationally due to record low interest rates during the three years ended December 31, 2003. Instead the Bank's strategy in recent periods has been to accumulate liquidity in order to take advantage of loans and other investments that are expected to become available as the economy improves and interest rates rise to higher levels.

     The Bank also originates commercial real estate and multi-family residential loans, construction and land development loans, home equity lines of credit (HELOC) and other commercial and consumer loans. Since 1998, the Bank shifted its lending emphasis, increasing its involvement in commercial real estate loans, multi-family residential mortgage loans, and construction and land development loans, while concurrently reducing its originations of single-family residential loans.

     The Bank's revenue is derived from interest on loans, mortgage-backed and related securities and investments, loan and deposit fees, and investment commissions. The Bank's operations are significantly impacted by general and economic conditions, the monetary policy of the federal government, including the Federal Reserve Board, legislative tax policies and governmental budgetary matters. In the past, the Bank's revenue has been largely dependent on net interest income, which is the difference between interest earned on interest-bearing assets and the interest expense paid on interest-bearing liabilities. However, the Bank has focused on generating other sources of income through loan and deposit fees, investment commissions and other non-interest income to be a significant source of revenue.

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

     In addition to the foregoing, the Company maintains a web site at www.cfsbancorp.com. The Company makes available on its Internet web site copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after it files such material with or furnishes such documents to the SEC.

CORPORATE GOVERNANCE

     The Company has established certain committees of its Board of Directors, specifically audit, compensation, and nominating committees. The charters of these committees as well as the Company's Code of Conduct and Ethics can be found on the above mentioned Company website. The information is also available in printed form to any shareholder who requests it by writing to the Company in care of the Vice President -- Corporate Secretary, 707 Ridge Road, Munster, Indiana 46321.

MARKET AREA AND COMPETITION

     Citizens Financial operates out of its headquarters in Munster, Indiana, which is located in Lake County in northwest Indiana. Citizens Financial maintains 22 banking centers in Lake and Porter Counties in northwest Indiana and in Cook, DuPage and Will Counties in Illinois. The areas served by Citizens Financial are part of the Chicago Metropolitan Statistical Area.

     Citizens Financial has historically concentrated its efforts in the market surrounding its offices and has in recent years broadened that market into the geographic Midwest mainly through the development of commercial lending relationships. The Bank's market area reflects diverse socioeconomic factors. Traditionally, the market area in northwest Indiana and the suburban areas south of Chicago were dependent on heavy manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly significant to the region in the last decade. Growth in the local economies can be expected to occur largely as a result of the continued interrelation with Chicago as well as suburban business centers in the area.

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

LENDING ACTIVITIES

     General. The Bank offers various loan products including single-family and multi-family residential mortgage loans, commercial real estate loans, construction and land development loans, home equity lines of credit, commercial business loans, and consumer loans. The Bank's lending strategy is to diversify its portfolio to limit risks associated with a particular loan type or industry while building a quality portfolio. The Bank has established specific industry concentration limits in a manner that will not hamper its lenders in the pursuit of new business in a variety of sectors.

     Loan underwriting focuses on the financial strength of the borrower and guarantors, the cash flow of a business, and the underlying collateral. While the Bank offers both fixed and adjustable rate products, the emphasis remains on adjustable rate products to better control interest rate risk.

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

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans at the dates indicated.

                                                            DECEMBER 31,
                           ------------------------------------------------------------------------------
                                   2003                   2002                  2001              2000
                           ---------------------   -------------------   -------------------   ----------
                                        PERCENT               PERCENT               PERCENT
                             AMOUNT     OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL     AMOUNT
                           ----------   --------   --------   --------   --------   --------   ----------
                                                       (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family
    residential..........  $  317,645     30.57%   $386,050     39.34%   $535,197     58.38%   $  700,790
  Multi-family
    residential..........      87,888      8.46      71,170      7.25      51,635      5.63        41,903
  Commercial real
    estate...............     340,807     32.80     271,426     27.66     142,663     15.56       124,477
  Construction and land
    development:
    Single-family
      residential........      16,488      1.59      12,118      1.23      17,208      1.88        29,889
    Multi-family
      residential........      73,197      7.05      63,893      6.51      26,443      2.88        43,689
    Commercial and land
      development........      92,848      8.94      88,951      9.06      76,168      8.31        70,486
  Home equity............      71,360      6.87      45,106      4.60      41,416      4.52        20,534
                           ----------   -------    --------   -------    --------   -------    ----------
  Total mortgage loans...   1,000,233     96.28     938,714     95.65     890,730     97.16     1,031,768
Other loans:
  Commercial, non-real
    estate...............      36,222      3.49      40,034      4.08      23,996      2.62        17,503
  Consumer...............       2,422      0.23       2,610      0.27       2,066      0.22         2,727
                           ----------   -------    --------   -------    --------   -------    ----------
  Total loans
    receivable...........   1,038,877    100.00%    981,358    100.00%    916,792    100.00%    1,051,998
                                        =======               =======               =======
Less:
  Undisbursed portion of
    loan proceeds........      54,076                39,704                24,454                  45,022
  Allowance for losses on
    loans................      10,453                 8,674                 7,662                   7,187
  Net deferred yield
    adjustments..........       2,807                 2,632                 1,324                   1,062
                           ----------              --------              --------              ----------
Loans receivable, net....  $  971,541              $930,348              $883,352              $  998,727
                           ==========              ========              ========              ==========

                                    DECEMBER 31,
                           ------------------------------
                             2000            1999
                           --------   -------------------
                           PERCENT               PERCENT
                           OF TOTAL    AMOUNT    OF TOTAL
                           --------   --------   --------
                               (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family
    residential..........    66.62%   $669,280     69.46%
  Multi-family
    residential..........     3.98      33,840      3.51
  Commercial real
    estate...............    11.83      93,320      9.68
  Construction and land
    development:
    Single-family
      residential........     2.84      39,045      4.05
    Multi-family
      residential........     4.16      36,843      3.82
    Commercial and land
      development........     6.70      57,417      5.96
  Home equity............     1.95      16,001      1.66
                           -------    --------    ------
  Total mortgage loans...    98.08     945,746     98.14
Other loans:
  Commercial, non-real
    estate...............     1.66      13,646      1.42
  Consumer...............     0.26       4,215      0.44
                           -------    --------    ------
  Total loans
    receivable...........   100.00%    963,607    100.00%
                           =======                ======
Less:
  Undisbursed portion of
    loan proceeds........               73,086
  Allowance for losses on
    loans................                5,973
  Net deferred yield
    adjustments..........                1,872
                                      --------
Loans receivable, net....             $882,676
                                      ========

     Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Bank's loans at December 31, 2003, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no schedule of repayments with no stated maturity and overdraft loans are reported as due in one year or less.

                                                                 PRINCIPAL REPAYMENTS CONTRACTUALLY DUE
                                                    TOTAL AT         IN YEAR(S) ENDED DECEMBER 31,
                                                  DECEMBER 31,   --------------------------------------
                                                      2003         2004      2005 - 2008    THEREAFTER
                                                  ------------   ---------   ------------   -----------
                                                                 (DOLLARS IN THOUSANDS)
Mortgage loans:
  Single-family residential.....................   $  317,645    $  1,407      $ 16,369      $299,869
  Multi-family residential......................       87,888      22,678        38,883        26,327
  Commercial real estate........................      340,807      24,486        94,962       221,359
  Construction and land development.............      182,533      88,595        82,668        11,270
  Home equity...................................       71,360       5,090         3,382        62,888
Other loans:
  Commercial....................................       36,222      18,757         9,886         7,579
  Consumer......................................        2,422       1,011         1,387            24
                                                   ----------    --------      --------      --------
     Total(1)...................................   $1,038,877    $162,024      $247,537      $629,316
                                                   ==========    ========      ========      ========

---------------

(1) Of the $876.9 million of loan principal repayments contractually due after December 31, 2004, $331.0 million have fixed interest rates and $545.9 million have variable interest rates which reprice from one month up to five years.

     Scheduled contractual loan amortization does not reflect the expected term of the Bank's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current market rates of interest for mortgage loans are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current market rates as borrowers refinance adjustable-rate and fixed-rate loans at lower rates. Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

     Loan Activity. The following table shows the Bank's loan activity during the years indicated.

                                                           YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                            2003        2002         2001         2000        1999
                                         ----------   ---------   ----------   ----------   ---------
                                                            (DOLLARS IN THOUSANDS)
Gross loans held at beginning of
  year.................................  $  981,358   $ 916,792   $1,051,998   $  963,607   $ 744,501
Originations of loans:
  Mortgage loans:
    Single-family residential..........      57,431      41,007       23,541       85,871     164,302
    Multi-family residential...........      10,218      22,588        2,477        6,165      13,910
    Commercial real estate.............      91,353     136,994       23,191       31,035      52,596
    Construction and land development:
       Single-family residential.......      19,584      10,337       12,893       37,832      47,197
       Multi-family residential........      20,209      41,339        6,629       15,166      37,874
       Commercial and land
         development...................      29,635      46,450       43,482       38,465      57,788
    Home equity........................      66,638      42,331       30,689       19,078      13,163
  Other loans:
    Commercial.........................      98,077      76,137       14,831       17,883      21,009
    Consumer...........................       1,654       2,947        1,328          825       3,715
                                         ----------   ---------   ----------   ----------   ---------
    Total originations.................     394,799     420,130      159,061      252,320     411,554
Purchases of participating interests in
  loans:
    Single-family residential..........          --       2,515       12,920           13          24
    Multi-family residential...........      37,694       7,840           --           --          --
    Commercial real estate.............      65,442      46,861        1,108           --          --
    Commercial.........................       5,562       8,709       15,000           --          --
                                         ----------   ---------   ----------   ----------   ---------
       Total purchases.................     108,698      65,925       29,028           13          24
                                         ----------   ---------   ----------   ----------   ---------
    Total originations and purchases...     503,497     486,055      188,089      252,333     411,578
Single-family residential loans sold...     (12,697)    (22,014)      (5,873)      (1,335)     (8,628)
Multi-family residential loans sold....        (918)       (900)          --           --          --
Transfers to real estate owned.........      (1,170)     (2,382)      (1,875)      (1,721)     (1,112)
Charge-offs............................        (760)     (1,183)        (855)      (2,279)       (171)
Repayments.............................    (430,433)   (395,010)    (314,692)    (158,607)   (182,561)
                                         ----------   ---------   ----------   ----------   ---------
Net activity in loans..................      57,519      64,566     (135,206)      88,391     219,106
                                         ----------   ---------   ----------   ----------   ---------
Gross loans held at end of year........  $1,038,877   $ 981,358   $  916,792   $1,051,998   $ 963,607
                                         ==========   =========   ==========   ==========   =========

     The lending activities of Citizens Financial are subject to the credit policy approved by the Bank's Board of Directors. Applications for residential mortgages are taken at all of the Bank's offices by mortgage originators and are forwarded to the Bank's retail operations center for underwriting and analysis. Commercial loan requests are taken through business development efforts and commercial loan officer relationships. The business bankers and commercial loan officers collect necessary information regarding the potential borrower and request. The request and information are then forwarded to the Bank's commercial loan credit analysts who complete the underwriting and analysis on the loan. The Bank requires that a property appraisal be obtained in connection with all new real estate mortgage loans. Citizens Financial requires that title insurance and hazard insurance be maintained on all properties secured by a first mortgage and that adequate flood insurance be maintained if the property is within a designated flood plain. For HELOCs, the Bank requires an appraisal or evaluation and title search to confirm any liens on the property.

     Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Loan Committee of Citizens Financial meets weekly and reviews all loans that exceed individual loan authority. The full Board of Directors of Citizens Financial is provided monthly with a listing of all loans approved during the period.

     A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $20.1 million in the case of the Bank at December 31, 2003), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.

     Generally, Citizens Financial's aggregate loans to one borrower and related entities have been well below the regulatory limits. As of December 31, 2003, Citizens Financial's two largest relationships with one borrower and related entities that comprise a common enterprise amounted to $19.4 million and $19.2 million, and all of the Bank's loans included in such relationships were performing in accordance with their terms. Since January 2003, the Bank has had a general guideline of limiting any one loan or multiple loans to the same borrower to 75% of the regulatory limit.

     The Bank also monitors the aggregate loans to corporate groups. These are loans that are given to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate property and underwritten based on separate cash flows, the entities may all be owned or controlled by one individual or a group of individuals. The Bank's limit to any corporate group is 50% of Tier 1 capital. At December 31, 2003, Tier 1 capital was $131.5 million. Citizens Financial's two largest corporate group relationships at December 31, 2003 equaled $37.9 million and $25.0 million, respectively. Both of these relationships are well below the group limit of $65.8 million and are performing in accordance with their terms.

     Single-Family Residential and Home Equity Lines of Credit. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are neither insured by the Federal Housing Administration (FHA) nor partially guaranteed by the Department of Veterans Affairs (VA). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Lake and Porter Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois.

     Historically, the Bank retained virtually all mortgage loans which it originated and did not engage in sales of residential mortgage loans. Beginning July 1, 1999, the Bank instituted a new policy and began selling its newly originated fixed-rate loans; such sales amounted to $12.7 million in 2003 and included the release of servicing.

     As of December 31, 2003, $317.6 million, or 30.6%, of the Bank's total loans consisted of single-family residential mortgage loans. Citizens Financial originated $57.4 million, $41.0 million and $23.5 million of single-family residential mortgage loans in 2003, 2002 and 2001, respectively. Although the Bank will continue to originate single-family residential mortgage loans, it anticipates that the commercial lending portfolio and construction and land development loans will continue to increase as a percentage of total new loan originations as the Bank continues to focus on changing its asset mix based on its strategic plan.

     Citizens Financial's residential mortgage loans have either fixed interest rates or variable interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities of 15 or 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan with interest by the maturity date. The Bank's fixed-rate loans are generally originated under terms, conditions and documentation which permit them to be pre-sold in the secondary market for mortgages. By pre-selling these loans, the Bank limits the interest rate risk associated with fixed rate loans. At December 31, 2003, $72.9 million, or 23.0% of the Bank's single-family residential mortgage loans, were fixed-rate loans. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

     The adjustable-rate single-family residential mortgage (ARM) loans currently offered by the Bank have interest rates which are fixed for the initial three or five years and are thereafter adjusted on an annual basis in accordance with a designated index such as one-year U.S. Treasury obligations adjusted to a constant maturity (CMT), plus a stipulated margin. The Bank's adjustable-rate single-family residential real estate loans generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate over the life of the loan. This cap is generally 6% above the initial rate. The Bank's adjustable-rate loans require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2003, $244.7 million, or 77.0% of the Bank's single-family residential mortgage loans, were adjustable-rate loans.

     While the Bank has focused on providing adjustable-rate loans to decrease the risk related to changes in the interest rate environment, these types of loans also involve other risks. As interest rates rise, the customers' payments on an adjustable-rate loan also increase to the extent permitted by the loan terms thereby increasing the potential for default. Also, when interest rates decline substantially, borrowers tend to refinance into fixed rate loans. The Bank believes that these risks, which have not had a material adverse effect on the Bank to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment.

     The volume and types of ARMs originated by Citizens Financial are affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. Accordingly, although the Bank anticipates that it will continue to offer single-family ARMs, the increased emphasis over the past few years on growing the Bank's commercial real estate and multi-family residential loans and its construction and land development portfolio has reduced the proportion of single-family residential loans to total loans.

     The Bank's single-family residential mortgage loans generally do not exceed amounts limited to the maximum amounts contained in U.S. Government sponsored agency guidelines. In addition, the maximum loan-to-value (LTV) ratio for the Bank's single-family residential mortgage loans is generally 95% of the secured property's appraised value, provided that private mortgage insurance is generally obtained on the portion of the principal amount that exceeds 80% of the appraised value.

     At December 31, 2003, Citizens Financial's home equity products amounted to $71.4 million, or 6.9% of the Bank's total loans. The majority of the Bank's home equity products are HELOCs which are structured as an adjustable rate line of credit with terms up to 20 years including a 10 year repayment period. The Bank also offers home equity loans with a 10 year term which have a fixed-rate for the first five years and a one-time rate adjustment after the fifth year. Both types of home equity products are secured by the underlying equity in the borrower's residence. The Bank's HELOCs generally require LTV ratios of 90% or less after taking into consideration any first mortgage loan. However, certain customers may qualify to receive up to 100% LTV. The Bank originated $66.6 million, $42.3 million and $30.7 million of home equity loans in 2003, 2002 and 2001, respectively.

     Commercial Real Estate and Multi-Family Residential Loans. In recent years, the Company's strategy has changed to shift the loan portfolio to more commercial real estate and multi-family residential loans. In order to focus on this shift, the Company significantly increased the number of experienced commercial loan officers and employees to build a regionally structured Commercial Loan Department. The regional structure allows the loan officers to build better relationships with the businesses in their communities. The Commercial Loan Department will be located in the Bank's new Dyer facility which is expected to open by May 2004. The new commercial loan officers bring with them other business relationships which have allowed the Company to not only build more relationships within its market area but also expand and generate new business outside of its historical lending area, mainly the geographic Midwest.

     At December 31, 2003, Citizens Financial's commercial real estate loans and multi-family residential loans amounted to $340.8 million and $87.9 million, or 32.8% and 8.5%, respectively, of the Bank's total loan portfolio, as compared to $93.3 million and $33.8 million, or 9.7% and 3.5%, respectively, of the Bank's total loan portfolio at December 31, 1999. The Bank originated $91.4 million of commercial real estate loans during the year ended December 31, 2003 compared to $137.0 million and $23.2 million, respectively, in 2002 and 2001.

     The Bank's multi-family residential loans are concentrated in the geographic Midwest. The Bank originated $10.2 million of multi-family residential loans in 2003 compared to $22.6 million and $2.5 million in 2002 and 2001, respectively. As of December 31, 2003, the Bank's five largest commercial real estate and multi-family residential loan relationships were $19.4 million, $19.2 million, $18.3 million, $17.2 million and $16.9 million, all of which were performing in accordance with their terms.

     Commercial real estate and multi-family residential loans generally have 3 to 15 year terms with an amortization period of 25 years. These loans often have interest rates that are fixed for an initial three or five year period and then adjust annually to a CMT plus a stipulated margin for the remainder of the term. The Bank has also historically offered commercial real estate and multi-family residential loans with a fixed interest rate for a five year term followed by a one time adjustment which is then fixed for the remaining term. Commercial real estate and multi-family residential loans generally have shorter terms to maturity and higher yields than the Bank's single-family residential mortgage loans. Also, fees of between 0.5% and 1.0% of the principal loan balance are charged to the borrower upon closing. These loans are subject to prepayment penalties. The Bank generally obtains personal guarantees of the borrower's principals as additional security for any commercial real estate and multi-family residential loans.

     The Bank's commercial real estate loans are secured by hotels, medical office facilities, churches, small office buildings, strip shopping centers and other commercial uses primarily located throughout the Bank's market area and into the geographic Midwest. These loans are usually less than $15.0 million, and as of December 31, 2003, the average size of the Bank's commercial real estate loans was approximately $1.3 million.

     Citizens Financial evaluates various aspects of commercial real estate and multi-family residential loan transactions in an effort to mitigate credit risk to the greatest extent possible. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, management experience, current and projected occupancy, position in the market, location and physical condition. In addition, the Bank also performs sensitivity analysis on cash flow, vacancy and interest rate projections when underwriting the loans to determine how different scenarios may impact the borrowers' ability to repay the loans. The Bank has also generally imposed a debt coverage ratio (the ratio of net income before payment of debt service to debt service) of not less than 120% for commercial real estate and multi-family residential loans. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for every commercial real estate and multi-family residential loan transaction. All appraisal reports and any necessary environmental site assessments are reviewed by the Bank before the loan closes.

     Commercial real estate and multi-family residential lending entails substantially different risks when compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses, or other commercial space. The Bank attempts to minimize its risk exposure by limiting such lending to proven businesses, only considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and periodically monitoring the operation and physical condition of the collateral as well as the business occupying the property.

     As of December 31, 2003, the Bank had $7.8 million, or 2.3% of its commercial real estate loans identified as non-performing loans while $3.7 million, or 4.2%, of its multi-family residential loans were considered non-performing. Refer to "Asset Quality" for more information on non-performing loans.

     The Bank also invests, on a participating basis, in commercial real estate and multi-family residential loans originated by other lenders. In these transactions, the Bank reviews such loans utilizing the same credit policies applicable to loans it originates. At December 31, 2003, participation loans purchased totaled approximately $65.4 million and $37.7 million for commercial real estate and multi-family residential loans, respectively.

     Construction and Land Development Loans. As previously indicated, the Bank increased its emphasis on construction and land development loans beginning in the second half of 1998. Historically, in the years prior to the Bank's Conversion, the Bank had concentrated its construction lending efforts primarily on residential construction loans to local real estate builders, generally with whom it had an established relationship. The Bank also originated such loans to individuals for the construction of their residences. Commencing in the second half of 1998, the Bank expanded its efforts to originate construction loans for commercial real estate and multi-family residential properties.

     At December 31, 2003, the average size of construction loans for commercial real estate and multi-family residential properties was approximately $4.1 million. At December 31, 2003, construction and land development loans amounted to $182.5 million, or 17.6% of the Bank's loan portfolio (including $54.1 million of loans in process). Of the Bank's construction and land development loans at December 31, 2003, $16.5 million were construction/permanent, single-family residential loans which, by their terms, convert to permanent mortgage loans upon the completion of construction. The Bank originated $69.4 million of construction and land development loans during 2003, compared to $98.1 million and $63.0 million in 2002 and 2001, respectively. The amount of construction and land development loans originated in 2003 included an aggregate of $49.8 million for commercial real estate and multi-family residential construction loans. Of the Bank's commercial real estate and multi-family residential mortgage loans at December 31, 2003, $40.2 million were construction/permanent loans.

     The Bank originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. These loans are secured by a mortgage on the property which is generally limited to 75% of the appraised value of the property and are typically made for a period of up to two years. The Bank requires monthly interest payments during the term of the loan. The principal of the loan is reduced as lots are sold and released. All of the Bank's land loans are secured by property located in its primary market area. In addition, the Bank generally obtains personal guarantees from the borrower's principals for construction and land development loans.

     The Bank's loan underwriting and processing procedures require a property appraisal by an approved independent appraiser and that each construction and development loan be reviewed by independent architects, engineers or other qualified third parties for verification of costs. Disbursements during the construction phase are based on regular on-site inspections and approved certifications. In the case of construction loans on commercial projects where the Bank provides the permanent financing, the Bank usually requires firm lease commitments on some portion of the property under construction from qualified tenants. In addition, the Bank limits both its residential and commercial construction lending to northwest Indiana and the Chicagoland area. At December 31, 2003, the Bank's five largest construction and land development relationships were $17.5 million, $17.0 million, $15.0 million, $13.9 million and $12.5 million, all of which were performing in accordance with their terms.

     Construction and development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. The Bank's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank first requires the borrower to inject cash equity to cover any shortfall. The Bank may then need to advance funds beyond the amount originally committed to permit completion of the development. Construction and development loans generally are considered to be more difficult to evaluate and monitor than single-family residential mortgage loans. In addition, the Bank's commercial real estate and construction and development loans generally have larger principal balances than its single-family residential mortgage loans.

     In evaluating any new originations of construction and development loans, the Bank generally considers evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and the contractor, the amount of the borrower's equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To reduce the inherent lending risk, the Bank may require performance bonds in the amount of the construction contract and often obtains personal guarantees from the principals of the borrower.

     As of December 31, 2003, $4.2 million, or 2.3%, of Citizens Financial's construction and land development loans were considered non-performing. Refer to "Asset Quality" for additional discussions on non-performing loans.

     Other Loans. Citizens Financial's other loans consist primarily of commercial loans, consumer loans and loans secured by deposit accounts. Included in the category of commercial loans are loans secured by business assets other than real estate, unsecured loans, and secured and unsecured operating lines of credit. As of December 31, 2003, Citizens Financial's other loans amounted to $38.6 million compared to $42.6 million and $26.1 million at December 31, 2002 and 2001, respectively. The Bank is not actively marketing its consumer loans and offers them primarily as a service to its existing customers.

ASSET QUALITY

     General. All of the Bank's assets are subject to review under its classification system. See discussion on "Classified and Criticized Assets." Loans are periodically reviewed by the Bank's Loan Committee. The Board of Directors also reviews the classified assets on a quarterly basis. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made prior to 30 days after a payment is due. If a delinquency continues, late charges are assessed and additional efforts are made to collect the past due payments. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank may institute foreclosure or other proceedings, as deemed necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on loans past due 90 days or more.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until sold. Foreclosed assets are held for sale and such assets are carried at the lower of fair value minus estimated costs to sell the property or cost (generally the balance of the loan on the property at the date of acquisition with any resulting losses being charged to the allowance for losses on loans). After the date of acquisition, all costs incurred in maintaining the property are expensed, and costs incurred for the improvement or development of such property are capitalized up to the extent of the property's net realizable value.

     Delinquent Loans. The following table sets forth information concerning certain delinquent loans, at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans. The following table contains information on loans that are 60 to 89 days delinquent. Loans that are delinquent 90 days or more are included in the next table below in the non-accrual loans category.

                                                               DECEMBER 31,
                                    ------------------------------------------------------------------
                                            2003                   2002                   2001
                                    --------------------   --------------------   --------------------
                                        60 - 89 DAYS           60 - 89 DAYS           60 - 89 DAYS
                                         DELINQUENT             DELINQUENT             DELINQUENT
                                    --------------------   --------------------   --------------------
                                              PERCENT OF             PERCENT OF             PERCENT OF
                                                 LOAN                   LOAN                   LOAN
                                    AMOUNT     CATEGORY    AMOUNT     CATEGORY    AMOUNT     CATEGORY
                                    ------    ----------   ------    ----------   -------   ----------
                                                          (DOLLARS IN THOUSANDS)
Residential:
  Single-family...................  $2,704       0.85%     $4,482       1.16%     $ 3,154      0.59%
  Multi-family....................      --         --         614       0.86        1,945      3.77
Commercial real estate............     943       0.28         535       0.20        4,842      3.39
Construction and land
  development.....................   1,657       0.91         341       0.21          625      0.52
Home equity.......................      49       0.07         161       0.36           56      0.14
Other:
  Commercial......................     470       1.30         781       1.95          374      1.56
  Consumer........................       2       0.08          10       0.38           19      0.92
                                    ------                 ------                 -------
  Total...........................  $5,825       0.56%     $6,924       0.71%     $11,015      1.20%
                                    ======                 ======                 =======

     Non-Performing and Under-Performing Assets. The following table sets forth information with respect to non-performing and certain under-performing assets identified by Citizens Financial, including non-accrual loans and other real estate owned. Citizens Financial had no accruing loans 90 days or more past due as to principal or interest at any of the below-referenced dates.

                                                                DECEMBER 31,
                                               -----------------------------------------------
                                                2003      2002      2001      2000      1999
                                               -------   -------   -------   -------   -------
                                                           (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Mortgage loans:
     Single-family residential...............  $ 5,584   $ 7,294   $ 8,579   $ 5,230   $ 7,303
     Multi-family residential................    3,685        36        36        --       460
     Commercial real estate..................    7,775     5,621     1,798     1,330     2,498
  Construction and land development..........    4,180     1,323     1,361     4,167     1,313
  Home equity................................      272       324       692       405       206
  Other loans:
     Commercial..............................    1,205       692     1,117       559        --
     Consumer................................       19        35       291       158        52
                                               -------   -------   -------   -------   -------
       Total non-accruing loans..............   22,720    15,325    13,874    11,849    11,832
Other real estate owned, net.................      206       893     1,128     1,058       609
                                               -------   -------   -------   -------   -------
  Total non-performing assets................  $22,926   $16,218   $15,002   $12,907   $12,441
                                               =======   =======   =======   =======   =======
Performing troubled debt restructurings......  $   296   $   338   $   417   $   586   $   668
Non-performing assets to total assets........     1.46%     1.02%     0.94%     0.75%     0.75%
Non-performing loans to total loans..........     2.19      1.56      1.51      1.13      1.23
Total non-performing assets and troubled debt
  restructurings to total assets.............     1.48      1.04      0.96      0.79      0.79

     During the fourth quarter 2003, three large loans were transferred to non-accrual. These loans included a $2.2 million multi-family residential loan secured by an apartment complex, a $3.9 million commercial real estate loan secured by a strip mall and a $2.8 million construction and land development loan secured by an apartment complex. The Company believes that these three loans are fully collateralized and its risk of loss, if any, is minimal. Also included in non-accrual loans as of December 31, 2003 is a loan secured by a motel with a carrying value of approximately $3.9 million. The property is currently operated by a court appointed receiver. This property is expected to become real estate owned during the second quarter of 2004.

     The interest income that would have been recorded during the year ended December 31, 2003, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods, was $1.3 million. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $658,000.

     Classified and Criticized Assets. Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets:

     - Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

     - Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss.

     - Loss assets are considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

     Federal examiners have designated another category as "special mention" for assets which have some identified weaknesses but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

     As of December 31, 2003, the Bank had an aggregate of $43.0 million of classified assets, 99.0% of which were classified substandard and 1.0% of which were classified as doubtful, compared to $48.3 million of classified assets as of December 31, 2002.

     Additionally, the Bank utilizes an independent third party to review its commercial real estate and multi-family residential loans approximately three times per year. The recommendations provided by the third party are reviewed during the Loan Committee meetings and management makes the final determination on the loan classifications.

     Allowance for Losses on Loans. The Bank's policy is to establish allowances for estimated losses on loans when it determines that losses are expected to be incurred on such loans. The allowance for losses on loans is maintained at a level believed adequate by management to absorb losses inherent in the portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. As shown in the table on the following page, at December 31, 2003, the Bank's allowance for losses on loans amounted to $10.5 million or 46.0% and 1.06% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision for losses on loans amounted to $2.3 million for the year ended December 31, 2003 and $2.0 million for 2002. Management of the Company believes that, as of December 31, 2003, the allowance for losses on loans was adequate.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that:

     - institutions have effective systems and controls to identify, monitor and address asset quality problems;

     - management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and

     - management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement.

     The Bank's policy for establishing loan losses is consistent with the OTS' policy statement.

     The following table sets forth the activity in the Bank's allowance for losses on loans during the periods indicated.

                                                            YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------
                                                  2003      2002      2001     2000      1999
                                                 -------   -------   ------   -------   ------
                                                            (DOLLARS IN THOUSANDS)
Allowance at beginning of period...............  $ 8,674   $ 7,662   $7,187   $ 5,973   $5,357
Provision......................................    2,326     1,956    1,150     3,375      675
  Charge-offs:
     Mortgage loans:
       Single-family residential...............      (83)      (82)    (120)     (203)    (138)
       Multi-family residential................       --        (3)      --        --       --
       Commercial real estate..................     (178)     (974)    (429)   (2,048)      --
     Construction and land development.........     (142)      (31)      (6)      (10)      --
     Other loans...............................     (357)      (93)    (300)      (18)     (33)
                                                 -------   -------   ------   -------   ------
     Total charge-offs.........................     (760)   (1,183)    (855)   (2,279)    (171)
  Recoveries:
     Mortgage loans:
       Single-family residential...............       49       210      124        64       70
       Multi-family residential................       --        --       --         1       --
       Commercial real estate..................        4        24       56        --       --
     Construction and land development.........       90        --       --        50       --
     Other loans...............................       70         5       --         3       42
                                                 -------   -------   ------   -------   ------
     Total recoveries..........................      213       239      180       118      112
                                                 -------   -------   ------   -------   ------
       Net loans charged-off to allowance for
          losses on loans......................     (547)     (944)    (675)   (2,161)     (59)
                                                 -------   -------   ------   -------   ------
          Allowance at end of period...........  $10,453   $ 8,674   $7,662   $ 7,187   $5,973
                                                 =======   =======   ======   =======   ======
Allowance for losses on loans to total
  non-performing loans at end of period........    46.01%    56.60%   55.23%    60.65%   50.48%
Allowance for losses on loans to total loans at
  end of period................................     1.06      0.92     0.86      0.71     0.67
Net charge-offs to average loans outstanding...     0.06      0.10     0.07      0.22     0.01

     Allocation of the Allowance for Losses on Loans. Management of the Bank determines the sufficiency of the allowance for losses on loans based upon its periodic assessment of the risk elements in its loan portfolio. Management of Citizens Financial utilizes analytical data as well as anticipated borrower performance in light of general economic conditions existing in the Bank's market area.

     The determination of the adequacy of the allowance at December 31, 2003 specifically considered various factors, including the balance of outstanding loans and the increases in the ratio of commercial real estate, multi-family residential and construction and land development loans to total loans. These loans were in excess of 58% of total loans receivable at December 31, 2003. Because of the increase in balances of these types of loans and the fact that such loans have historically resulted in more losses than single-family residential mortgage loans, during 2002, management adjusted the manner by which the allowance for losses on loans is allocated. Previously, various percentages were assigned to loan categories based on management's analysis of their relative risks. Beginning in 2002, classified commercial type loans were evaluated and allocated separately from the general allocation of the entire portfolio.

     Management of the Bank will continue to monitor and modify its approach to estimate the allowances for losses on loans as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for losses on loans is sufficient to cover losses inherent in its loan portfolio at this time, no assurance will be given that the Bank's level of allowance for losses on loans will be sufficient to absorb inherent losses in the portfolio or that future adjustments to the allowance for losses on loans will not be necessary if economic and other conditions differ substantially from those used by management to determine the current level of the allowance for losses on loans. In addition, the OTS, as an integral part of its examination process, periodically reviews the Bank's allowance for losses on loans and may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management.

     The Bank allocates its allowance for losses on loans by loan category. Various percentages are assigned to the loan categories based on management's analysis of their relative risks. The allowance for losses on loans was allocated as follows for the years shown:

                                                                    DECEMBER 31,
                                -------------------------------------------------------------------------------------
                                         2003                     2002                     2001               2000
                                ----------------------   ----------------------   ----------------------   ----------
                                             ALLOWANCE                ALLOWANCE                ALLOWANCE
                                ALLOWANCE    AS A % OF   ALLOWANCE    AS A % OF   ALLOWANCE    AS A % OF   ALLOWANCE
                                ALLOCATION   CATEGORY    ALLOCATION   CATEGORY    ALLOCATION   CATEGORY    ALLOCATION
                                ----------   ---------   ----------   ---------   ----------   ---------   ----------
                                                               (DOLLARS IN THOUSANDS)
Residential real estate:
  Single-family owner
    occupied..................   $   488        0.13%      $  472       0.11%       $2,262       0.40%       $2,845
  Single-family non-owner
    occupied..................       134        0.24          233       0.47           276       0.80           298
  Multi-family................     2,352        2.31        2,282       2.29           716       1.00           773
Business/Commercial...........     5,155        1.48        4,159       1.47         3,067       1.75         2,393
Business/Commercial non-real
  estate......................     1,096        1.71          402       1.41           388       2.50           419
Developed Lots................       102        1.04           55       0.75            95       1.25            57
Land..........................       566        1.57          432       1.33           247       1.75           198
Consumer......................       447       12.70          277       0.71            48       2.00            73
Other assets..................       113          --          189         --            --         --            --
Unallocated...................        --          --          173         --           563         --           131
                                 -------                   ------                   ------                   ------
                                 $10,453                   $8,674                   $7,662                   $7,187
                                 =======                   ======                   ======                   ======

                                           DECEMBER 31,
                                ----------------------------------
                                  2000               1999
                                ---------   ----------------------
                                ALLOWANCE                ALLOWANCE
                                AS A % OF   ALLOWANCE    AS A % OF
                                CATEGORY    ALLOCATION   CATEGORY
                                ---------   ----------   ---------
                                      (DOLLARS IN THOUSANDS)
Residential real estate:
  Single-family owner
    occupied..................    0.40%       $2,663       0.40%
  Single-family non-owner
    occupied..................    0.80           280       0.80
  Multi-family................    1.00           409       1.00
Business/Commercial...........    1.75         1,003       1.75
Business/Commercial non-real
  estate......................    2.50           280       2.50
Developed Lots................    1.25            62       1.25
Land..........................    1.75           221       1.75
Consumer......................    2.00            73       2.00
Other assets..................      --            --         --
Unallocated...................      --           982         --
                                              ------
                                              $5,973
                                              ======

SECURITIES ACTIVITIES

     General. The Company's investment policy, which has been established by the Board of Directors, is designed to prescribe authorized investments and outline the Company's practices for managing risks involved with investment securities. The policy emphasizes:

     - principal preservation,

     - favorable returns on investment,

     - liquidity within designated guidelines,

     - minimal credit risk, and

     - flexibility.

     The Company's investment policy permits investments in various types of securities including obligations of the U.S. Treasury and federal agencies, investment grade corporate obligations (A rated or better), trust preferred stocks, other equity securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors. In August 2003, the Company hired an independent third party to provide investment advice to the Company.

     The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative instruments.

     As of December 31, 2003, the Company held $327.8 million of available-for-sale securities which represented 20.9% of its total assets. The net unrealized gain on the Company's available-for-sale securities totaled $1.4 million at such date.

     At December 31, 2003, all of the Company's investment securities were classified as available-for-sale, and none were classified as held-to-maturity. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses on available-for-sale securities are recognized as direct increases or decreases in equity, net of applicable deferred income taxes. Securities which are classified as held-to-maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts using a method which approximates a level yield.

     During the fourth quarter of 2003, the Company sold $15.3 million of its held-to-maturity securities resulting in gross gains of $1.4 million. Market conditions were deemed optimal for selling these securities and allowed the Company to reinvest the proceeds into securities with anticipated higher total returns.

     In conjunction with the sale of the above held-to-maturity securities, the Company reclassified the remaining held-to-maturity portfolio totaling $3.2 million to available-for-sale as a reflection of its intent to hold all investments as available-for-sale. The transfers of these securities to available-for-sale resulted in $61,000 of additional unrealized gains as of December 31, 2003.

     The following table set forth information regarding the carrying and fair value of the Company's securities at the dates indicated.

                                                                 DECEMBER 31,
                                      ------------------------------------------------------------------
                                              2003                   2002                   2001
                                      --------------------   --------------------   --------------------
                                      AMORTIZED     FAIR     AMORTIZED     FAIR     AMORTIZED     FAIR
                                        COST       VALUE       COST       VALUE       COST       VALUE
                                      ---------   --------   ---------   --------   ---------   --------
                                                            (DOLLARS IN THOUSANDS)
Available-for-sale:
  Agency securities, corporate notes
     and commercial paper(1)........  $132,127    $132,819   $ 30,767    $ 31,087   $ 33,169    $ 33,148
  Participation certificates and
     collateralized mortgage
     obligations....................   108,468     109,101     64,084      64,768     32,089      33,225
  Real estate mortgage investment
     conduits.......................    75,245      75,798    231,752     231,870    239,776     242,933
  Trust preferred securities........     4,934       4,667      4,931       4,400      4,929       4,395
  Equity securities.................     5,657       5,404      4,400       3,577      7,489       7,646
  Asset-backed note.................        --          --         --          --      2,026       2,036
                                      --------    --------   --------    --------   --------    --------
  Total available-for-sale
     securities.....................  $326,431    $327,789   $335,934    $335,702   $319,478    $323,383
                                      ========    ========   ========    ========   ========    ========
Held-to-maturity:
  Participation certificates and
     collateralized mortgage
     obligations....................  $     --    $     --   $ 20,651    $ 21,161   $ 28,644    $ 29,234
  Real estate mortgage investment
     conduits.......................        --          --        751         816      8,390       8,510
                                      --------    --------   --------    --------   --------    --------
     Total held-to-maturity
       securities...................  $     --    $     --   $ 21,402    $ 21,977   $ 37,034    $ 37,744
                                      ========    ========   ========    ========   ========    ========

---------------

(1) The majority of the agency securities at December 31, 2002 and December 31, 2001 were callable agency securities. The Company held no callable agency securities at December 31, 2003.

     Debt Securities. The Company's debt securities consist primarily of agency securities, which amounted to $127.0 million, and commercial paper, which amounted to $5.8 million, at December 31, 2003. The Company attempts to maintain a high degree of liquidity in its other securities and generally does not invest in debt securities with estimated average lives in excess of 10 years.

     As of December 31, 2003, the Company does not have any callable agency securities. Prior to 2003, the Company purchased substantial amounts of callable agency securities, which are U.S. Government agency debt obligations, generally having a contractual term to maturity of 10 years. These securities may be called for redemption at predetermined dates (generally every three months) throughout their terms. During 1998 and the first half of 1999, virtually all of the Company's callable agency securities were called within one year of purchase. As interest rates rose during the second half of 1999, these agency securities were not called. This trend continued into 2000, with no securities being called until late in the year, when rates again began to decline. The trend toward lower interest rates continued for the next three years with 2003 seeing record low interest rates. As of December 31, 2003, the contractual weighted average life of the Company's investment securities was 2.3 years.

     The following table sets forth certain information regarding the maturities and weighted average yield of the Company's debt securities.

                                                           AT DECEMBER 31, 2003
                                                    -----------------------------------
                                                                               WEIGHTED
                                                    CONTRACTUALLY   CARRYING   AVERAGE
                                                      MATURING       VALUE      YIELD
                                                    -------------   --------   --------
                                                          (DOLLARS IN THOUSANDS)
Agency securities.................................   1 - 5 years    $127,031     2.54%
Corporate notes...................................   1 - 5 years          15    10.00
Commercial paper..................................  Under 1 year       5,773     0.58
Trust preferred...................................  Over 10 years      4,667     1.73

     Mortgage-Backed Securities. At December 31, 2003, the Company's mortgage-backed securities included $184.9 million of mortgage participation certificates, collateralized mortgage obligations (CMOs) and securities which qualified as real estate mortgage investment conduits (REMICs). At December 31, 2003, the unrealized gain on the Company's mortgage-backed securities available-for-sale amounted to $791,000 net of deferred income taxes. At December 31, 2003, all of the Company's mortgage-backed securities were classified as available-for-sale.

     At December 31, 2003, $30.2 million, or 16.3%, of the Company's mortgage-backed securities portfolio consisted of adjustable-rate securities, as compared to $39.9 million, or 12.6%, and $28.7 million, or 9.2%, at December 31, 2002 and 2001, respectively.

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

     In contrast to pass-through mortgage-backed securities where cash flow is received pro-rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity. CMOs are typically issued by governmental agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. REMICs are a form of CMO with particular attributes under the Internal Revenue Code. At December 31, 2003, $73.2 million of the Company's REMICs were issued by government-related entities while $2.6 million were issued by other issuers.

SOURCE OF FUNDS

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, prepayments, and borrowings. Loan repayments are historically a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank has used borrowings in the past, primarily Federal Home Loan Bank advances, to supplement its deposits as a source of funds.

     Deposits. The Bank's deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, statement and passbook savings accounts, and term certificate accounts. Deposit account terms may vary with principal differences including: (i) the minimum balance required;
(ii) the time periods the funds must remain on deposit; and (iii) the interest rate paid on the account.

     The Bank utilizes traditional marketing methods to attract new customers and deposits, and it does not advertise for deposits outside of its market area. The Bank does not utilize the services of deposit brokers. The Bank traditionally has relied on customer service and convenience in marketing its deposit products. In the past, the Bank has offered certificate of deposit promotions in an effort to increase market share and build customer relationships. These promotions provided above-market-rate short-term certificates of deposit on new money deposits to attract new customers. The Bank has implemented an initiative to attract core deposits in all markets by offering various limited-time promotions for new deposit accounts. The Bank may continue to use certificate of deposit promotions in new markets to build its customer base. The Bank experienced a net increase in deposits before interest credited of $6.2 million in 2003 and a net decrease in deposits of $14.5 million in 2002.

     The following table sets forth the activity in the Bank's deposits during the periods indicated.

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2003       2002       2001
                                                       --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Beginning balance of deposits........................  $953,861   $945,444   $933,073
Net before interest credited.........................     6,227    (14,469)   (24,574)
Interest credited....................................    15,281     22,886     36,945
                                                       --------   --------   --------
  Net increase in deposits...........................    21,508      8,417     12,371
                                                       --------   --------   --------
  Ending balance of deposits.........................   975,369    953,861    945,444
Accrued interest payable.............................       386        361        504
                                                       --------   --------   --------
     Total deposits..................................  $975,755   $954,222   $945,948
                                                       ========   ========   ========

     The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 2003.

                                                      OVER         OVER
                                                    ONE YEAR     TWO YEARS                  INTEREST
                                         THROUGH     THROUGH      THROUGH        OVER       CATEGORY
                                         ONE YEAR   TWO YEARS   THREE YEARS   THREE YEARS    TOTALS
                                         --------   ---------   -----------   -----------   --------
                                                           (DOLLARS IN THOUSANDS)
0.00% to 0.99%.........................  $  4,218    $    24      $    --       $     1     $  4,243
1.00% to 1.99%.........................   187,480     10,103        2,467             8      200,058
2.00% to 2.99%.........................   185,984     13,596        5,048         1,554      206,182
3.00% to 3.99%.........................    13,921      6,044        2,078         4,753       26,796
4.00% to 4.99%.........................     4,439        903        1,943         9,247       16,532
5.00% to 5.99%.........................     5,996      3,219        1,384         2,687       13,286
6.00% to 6.99%.........................    16,216     13,685        6,740         1,883       38,524
7.00% to 8.99%.........................     2,901      8,242          488         1,669       13,300
                                         --------    -------      -------       -------     --------
Total..................................  $421,155    $55,816      $20,148       $21,802     $518,921
                                         ========    =======      =======       =======     ========

     As of December 31, 2003, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $133.2 million. The following table presents the maturity of these time certificates of deposit.

                                                                 DECEMBER 31, 2003
                                                               ----------------------
                                                               (DOLLARS IN THOUSANDS)
3 months or less............................................          $ 44,859
Over 3 months through 6 months..............................            46,885
Over 6 months through 12 months.............................            14,468
Over 12 months..............................................            27,003
                                                                      --------
                                                                      $133,215
                                                                      ========

     The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.

                                                            DECEMBER 31,
                                ---------------------------------------------------------------------
                                        2003                    2002                    2001
                                ---------------------   ---------------------   ---------------------
                                 AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                --------   ----------   --------   ----------   --------   ----------
                                                       (DOLLARS IN THOUSANDS)
Savings accounts..............  $204,621      20.98%    $212,370      22.27%    $203,165      21.49%
Certificates of deposit.......   518,921      53.20      497,575      52.16%     544,887      57.63%
Money market accounts.........   123,851      12.70      121,693      12.76%      89,205       9.44%
Checking accounts:
  Non interest-bearing........    36,358       3.73       31,318       3.28%      26,970       2.85%
  Interest-bearing............    91,618       9.39       90,905       9.53%      81,217       8.59%
                                --------     ------     --------     ------     --------     ------
     Subtotal.................   975,369     100.00%     953,861     100.00%     945,444     100.00%
                                             ======                  ======                  ======
Accrued interest payable......       386                     361                     504
                                --------                --------                --------
  Total deposits..............  $975,755                $954,222                $945,948
                                ========                ========                ========

BORROWINGS

     Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the Federal Home Loan Bank
(FHLB). The advances from the FHLB of Indianapolis are secured by capital stock of the FHLB of Indianapolis, a blanket pledge of certain of the Bank's mortgage loans, investment securities, and mortgage-backed securities and the FHLB of Indianapolis time deposits. The advances from the FHLB of Chicago are secured by stock in the FHLB of Chicago, FHLB corporate notes and certain mortgage-backed securities. These advances are made in accordance with several different credit programs, each of which has its own interest rate and range of maturities.

     Of the total advances, $400 million are fixed-rate advances with an original scheduled maturity in 2010, putable quarterly at the discretion of the FHLB of Indianapolis. At inception, the Bank received a lower cost of borrowing on this type of advance than on similar termed non-putable advances in return for granting the FHLB of Indianapolis the option to put the advances prior to their final maturity. If put, the FHLB of Indianapolis will provide replacement funding at the then prevailing market rate of interest subject to standard terms and conditions.

     The $6.5 million advances from the FHLB of Chicago are fixed-rate advances that have a contractual maturity in 2008. These advances are currently callable at the discretion of the FHLB of Chicago. If the advances are called, the advances can either be paid off or converted to a new advance at the then prevailing market rate of interest.

     The Bank also has $12.0 million of fixed-rate advances from the FHLB of Indianapolis which are amortizing advances over the scheduled maturity dates ranging from 2014 to 2019.

     All of the advances from FHLB of Indianapolis have prepayment penalties which are calculated based on the present value of the future cash flows of the advances. Given the low interest rate environment at December 31, 2003 and the relatively high interest rates on the advances, the penalty to prepay these advances was estimated to be $54.7 million. The Bank's Asset/Liability Committee regularly monitors the prepayment penalty associated with these advances.

     A summary of the Company's borrowed funds at December 31, 2003 and 2002 is as follows:

                                                                    DECEMBER 31,
                                                      -----------------------------------------
                                                             2003                  2002
                                                      -------------------   -------------------
                                                      WEIGHTED              WEIGHTED
                                                      AVERAGE               AVERAGE
                                                        RATE      AMOUNT      RATE      AMOUNT
                                                      --------   --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Secured advances from FHLB -- Indianapolis:
  Maturing in 2003 -- fixed-rate....................      --%    $     --       5.22%  $ 30,748
  Maturing in 2010 -- fixed-rate....................    5.92      400,000       5.92    400,000
  Maturing in 2014 -- fixed-rate....................    6.71        1,244       6.71      1,259
  Maturing in 2018 -- fixed-rate....................    5.54        2,911       5.54      2,954
  Maturing in 2019 -- fixed-rate....................    6.32        7,835       6.32      7,970
Secured advances from FHLB -- Chicago:
  Maturing in 2008 -- fixed-rate....................    5.26        6,500       5.26      6,500
                                                                 --------              --------
                                                                 $418,490              $449,431
                                                                 ========              ========
Weighted-average interest rate......................    5.92%                   5.87%

TRUST ACTIVITIES

     The Company also provides fiduciary services as a secondary line of business through the Bank's Trust Department for convenience to its existing customers. Services offered include fiduciary services for trusts and estates and land trusts. As of December 31, 2003, the Trust Department maintained 20 trust/fiduciary accounts with an aggregate principal balance of $2.7 million at such date. The Trust Department also administered 73 beneficiary-managed land trusts during 2003. Gross revenue from the Trust Department for the year ended December 31, 2003 was $16,000.

     The accounts maintained by the Trust Department consist of "managed" and "non-managed" accounts. Managed accounts are those accounts under custody for which the Bank has responsibility for administration and investment management and/or investment advice. Non-managed accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees dependent upon the level and type of service provided. The Trust Department administers various trust accounts (revocable and irrevocable trusts, and trusts under wills), estates and guardianships. Executive management of the department is provided by the Bank's Vice President -- Corporate Counsel, subject to direction by the Trust Committee.

SUBSIDIARIES

     Prior to 2003, the Bank had three active, wholly-owned subsidiaries, CFS Holdings, Ltd., CFS Insurance Agency, Inc. and CFS Investment Services, Inc. In 2002, the Bank sold the assets of the insurance agency and began outsourcing the investment services operation. At the end of 2003, Citizens Financial had one active wholly-owned subsidiary.

     CFS Holdings, Ltd. (CFS Holdings) was approved by the OTS in January 2001 and was funded and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was funded with approximately $140.0 million of the Bank's investments and performs a significant amount of the Bank's investment securities and mortgage-backed securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established for CFS Holdings by the Bank. Revenues of CFS Holdings were $3.7 million for the year ended December 31, 2003 compared to $5.2 million for the year ended December 31, 2002. Operating expenses of this operation were $58,000 for the year ended December 31, 2003 compared to $61,000 for the prior year period.

     CFS Insurance Agency, Inc. (CFS Insurance) was an independent insurance brokerage subsidiary which offered a full line of insurance products to the general public. CFS Insurance operated out of the Bank's Insurance/Investment Center in Munster, Indiana. The Bank has owned CFS Insurance since 1972. Effective November 30, 2002 the Bank sold the assets of this agency and entered into a five year lease, with the purchaser, for the building from which the agency conducted its operations. Pre-tax profit on the sale of these assets was approximately $1.1 million in 2002. CFS Insurance was marginally profitable in 2002 and less than profitable in 2001 with revenues totaling $1.3 million and $1.1 million, respectively, and operating expenses equal to $1.2 million and $1.2 million, respectively. This subsidiary is no longer active.

     CFS Investment Services, Inc. (CFS Investments) was primarily involved in the sale of mutual funds and other securities to members of the general public in the Bank's primary market area. CFS Investments commenced full service securities brokerage activities in 1994. During August 2002, the Bank entered into an agreement to outsource this activity with the Independent Financial Marketing Group (IFMG) and discontinued providing these services directly through CFS Investment Services. As a result of this outsourcing, the Company was able to significantly reduce the operating expenses associated with maintaining CFS Investments while still being able to generate commission revenue through IFMG. The type of investment products also switched from mutual funds to predominantly tax deferred annuities through this outsourcing arrangement. CFS Investments had total commission revenue of $651,000, $770,000 and $873,000 for the years ended December 31, 2003, 2002 and 2001, respectively. CFS Investments had total operating expenses of $56,000, $948,000 and $1.1 million in each of the years ended December 31, 2003, 2002 and 2001, respectively. Effective January 1, 2004, this subsidiary is no longer active and the commissions earned from the outsourced relationship will be recognized by the Bank going forward.

EMPLOYEES

     Citizens Financial had 324 full-time equivalent employees at December 31, 2003. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

                                   REGULATION

REGULATION OF SAVINGS AND LOAN HOLDING COMPANIES

     The Company is a registered savings and loan holding company. The Home Owners' Loan Act (HOLA), as amended, and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

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

     The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

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

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (Act) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires the principal chief executive officer and the principal chief financial officer to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself.

     The Act extended the period during which certain types of suits can be brought against a company or its officers and provides for disgorgement of bonuses issued to top executives prior to restatement of a company's financial statements if such restatement was due to corporate misconduct and a range of enhanced penalties for corporate executives who are guilty of fraud or other violations. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's registered public accounting firm (RPAF). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" as defined by the SEC and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

     Federal Home Loan Banks. The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in a FHLB in an amount equal to at least 1% of its aggregate unpaid single-family and multi-family residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year or 5% of its advances from the FHLB, whichever is greater.

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

     All savings banks are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings bank is required to maintain core capital equal to a minimum of 3% of adjusted total assets. In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. A savings bank is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (i) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks of a high proportion of off-balance sheet risk; (ii) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented and are not managed adequately under OTS regulations; and (iii) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     The Bank's tangible and core capital ratios were 8.46%, and its total risk-based capital ratio was 13.04% at December 31, 2003. At such date, the Bank met the capital requirements of a "well-capitalized" institution under applicable OTS regulations.

     Certain Consequences of Failure to Comply with Regulatory Capital Requirements. Any savings bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank's need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings bank must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings bank's capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings bank not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts,
(iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels. Noncompliance with the standards established by the OTS or other regulators may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil monetary penalty assessments.

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

     Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification:
"well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 2003, the Bank met the capital requirements of a "well-capitalized" institution under applicable OTS regulations.

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

     Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well-capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to 0.27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The Bank's deposit insurance premiums totaled $154,000, or 0.016%, of its insured deposits for the year ended December 31, 2003.

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

     Community Reinvestment Act and the Fair Lending Laws. Savings institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory rating during its latest CRA examination in 2003.

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

                                    TAXATION

FEDERAL TAXATION

     General. The Company and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to the Bank. The Bank's federal income tax returns have been closed without audit by the IRS through 1996.

     The Company files consolidated tax returns with the Bank. Accordingly, it is anticipated that any cash distributions made by the Company to its stockholders will be treated as cash dividends and not as a non-taxable return of capital to stockholders for federal and state tax purposes.

     Method of Accounting. For federal income tax purposes, the Bank reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its consolidated federal income tax returns. The Small Business Protection Act of 1996 (1996 Act) eliminated the use of the reserve method of accounting for bad debts by large savings institutions, effective for taxable years beginning after 1995.

     Bad Debt Reserves. Prior to the 1996 Act, the Bank was permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the 1996 Act, large savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, the federal legislation requires the recapture (over a six year period with a deferral of one or two years if certain requirements were met) of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987. As of December 31, 2003, the Bank's bad debt reserve was fully recaptured.

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

     At December 31, 2003, the total federal pre-1988 reserve was approximately $12.5 million for the Bank. This reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provision has been made.

     Minimum Tax. The Code imposes a minimum tax at a rate of 20% on a base of regular taxable income plus certain tax adjustments and preferences (alternative minimum taxable income or AMTI). The minimum tax is payable to the extent such tax is in excess of the regular tax. This excess is the alternative minimum tax
(AMT). Net operating losses can offset no more than 90% of AMTI. Payments of AMT may be used as credits against regular tax liabilities in future years subject to certain limitations. The Bank has not been subject to the AMT, nor does it have any such amounts available as credits for carryover.

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

     Illinois State Taxation. For Illinois income tax purposes, the Company and the Bank are taxed at a rate of 7.3% of Illinois taxable income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations) and apportionment. The exclusion of income on United States Treasury obligations has the effect of reducing the Illinois taxable income of the Bank.

     Delaware State Taxation. As a Delaware corporation not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware. The tax is imposed as a percentage of the capital base of the Company with an annual maximum of $165,000.

ITEM 2.  PROPERTIES

                             OFFICES AND PROPERTIES

     The following table sets forth certain information relating to Citizens Financial's offices at December 31, 2003. In addition, the Bank maintains 28 automated teller machines (ATMs), with 26 of such ATMs at the Bank's branch offices.

                                                                 NET BOOK VALUE OF
                                                    LEASE      PROPERTY AND LEASEHOLD
                                       OWNED OR   EXPIRATION      IMPROVEMENTS AT          DEPOSITS AT
LOCATION                                LEASED       DATE        DECEMBER 31, 2003      DECEMBER 31, 2003
--------                               --------   ----------   ----------------------   -----------------
                                                                         (DOLLARS IN THOUSANDS)
EXECUTIVE OFFICE:
707 Ridge Road
Munster, IN 46321....................    Owned         --              $2,698               $143,311

BRANCH OFFICES:
5311 Hohman Avenue
Hammond, IN 46320....................    Owned         --                 318                 86,889
155 N. Main Street
Crown Point, IN 46307................    Owned         --                 302                 89,244
1720 45th Street
Munster, IN 46321....................    Owned         --                 551                109,644
4740 Indianapolis Blvd
East Chicago, IN 46312...............    Owned         --                 223                 44,457
2121 E. Columbus Drive(1)
East Chicago, IN 46312...............   Leased       2008                 345                 25,896
803 W. 57th Avenue
Merrillville, IN 46410...............   Leased       2006                  --                 28,230
855 Thornapple Way
Valparaiso, IN 46383.................    Owned         --                 283                 41,765
3853 45th Street
Highland, IN 46322...................    Owned         --                 847                 25,281
10644 S. Cicero Avenue
Oak Lawn, IL 60453...................   Leased       2005                  10                 20,132
9161 W. 151st Street
Orland Park, IL 60462................   Leased       2005                  20                 46,522
3301 W. Vollmer Road
Flossmoor, IL 60422..................   Leased       2007                  75                 55,136
154th Street at Broadway
Harvey, IL 60426.....................   Leased       2006                 163                 32,768
13323 S. Baltimore
Chicago, IL 60426....................    Owned         --                 217                 30,399
601 E. 162nd Street
South Holland, IL 60473..............    Owned         --                 230                 62,799
7101 W. 127th Street
Palos Heights, IL 60463..............    Owned         --                 201                 54,889
425 E. 170th Street(2)
South Holland, IL 60473..............    Owned         --                 286                     --



(Table continued on next page)                     (Footnotes on following page)

                                                                 NET BOOK VALUE OF
                                                    LEASE      PROPERTY AND LEASEHOLD
                                       OWNED OR   EXPIRATION      IMPROVEMENTS AT          DEPOSITS AT
LOCATION                                LEASED       DATE        DECEMBER 31, 2003      DECEMBER 31, 2003
--------                               --------   ----------   ----------------------   -----------------
                                                                         (DOLLARS IN THOUSANDS)
1218 Sheffield Avenue(1)
Dyer, IN 46311.......................   Leased       2004              $   --               $ 20,841
7229 S. Kingery Highway
Willowbrook, IL 60527................   Leased       2007                  59                 21,226
7650 Harvest Drive(3)
Schererville, IN 46375...............    Owned         --               1,849                 18,583
2547 Plainfield/Naperville Road
Naperville, IL 60564.................   Leased       2006                 151                  7,322
310 S. Weber Road
Bolingbrook, IL 60490................    Owned         --               1,179                  8,635
1100 East Joliet Street(4)
Dyer, IN 46311.......................   Leased       2008                  --                     --
OTHER PROPERTIES:
1730 45th Street(5)
Munster, IN 46321....................    Owned         --                 983                     --
8149 Kennedy Avenue(6)
Highland, IN 46322...................   Leased       2006                  87                  1,786
10S660 State Route 83(7)
Willowbrook, IL 60527................   Leased       2004                  --                     --

---------------

(1) Full service branch facility located in a local grocery store chain.

(2) Deposits included with office located at 162nd Street.

(3) Includes 3,570 square feet of space currently under lease to third party.

(4) Scheduled to open May 2004.

(5) Former site of Insurance and Investment Center currently under a five year lease (expiring in 2008) with purchaser of insurance agency assets as lessor.

(6) Operations Center.

(7) Former branch location, currently leased on a monthly basis as an ATM site.

ITEM 3.  LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     In 1983, with the assistance of the Federal Savings and Loan Insurance Corporation (FSLIC) as set forth in an assistance agreement (Assistance Agreement), the Bank acquired First Federal Savings and Loan Association of East Chicago, East Chicago, Indiana (East Chicago Savings), and Gary Federal Savings and Loan Association, Gary, Indiana (Gary Federal). The FSLIC-assisted supervisory acquisitions of East Chicago Savings and Gary Federal were accounted for using the purchase method of accounting which resulted in supervisory goodwill (the excess of cost over the fair value of net assets acquired), an intangible asset, of $52.9 million, compared to $40.2 million of goodwill as reported on a generally accepted accounting principles basis. Such goodwill was included in the Bank's regulatory capital. The Assistance Agreement relating to the Bank's acquisitions of East Chicago Savings and Gary Federal provided for the inclusion of supervisory goodwill as an asset on the Bank's balance sheet, to be amortized over 35 years for regulatory purposes and includable in regulatory capital. Pursuant to the regulations adopted by the OTS to implement the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the regulatory capital requirement for federal savings banks was increased and the amount of supervisory goodwill that could be included in regulatory capital decreased significantly. At September 30, 1989, the Bank had approximately

$26.0 million of remaining supervisory goodwill. However, even excluding supervisory goodwill, the Bank exceeded the capital requirements of FIRREA at such date.

     On May 13, 1993, the Bank filed suit against the U.S. government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit is pending in the United States Court of Federal Claims and is titled Citizens Financial Services, FSB, v. United States (Case No. 93-306-C). The Bank was granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The case is currently scheduled for trial in June 2004.

     The Bank is seeking damages of more than $20.0 million based on the report of its expert witness. The Government has contended that the Bank suffered no compensable damage as a result of the breach. The Bank is unable to predict the outcome of its claim against the United States and the amount of damages that may be awarded to the Bank, if any, in the event that a judgment is rendered in the Bank's favor. Consequently, no assurances can be given as to the results of this claim or the timing of any proceedings in relation thereto. The cost, including attorneys' fees, experts' fees and related expenses, of the litigation was approximately $183,000, $258,000 and $436,000 in 2003, 2002 and 2001,
respectively.

     Other than the above-referenced litigation, the Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the NASDAQ market System under the symbol "CITZ". As of December 31, 2003, there were 12,200,015 shares of common stock outstanding which was held by 2,373 stockholders of record. The following table sets forth the quarterly share price and dividends paid per share during each quarter of 2003 and 2002.

                                                              SHARE PRICE
                                                          --------------------   DIVIDEND
2002                                                         HIGH        LOW       PAID
----                                                      -----------   ------   --------
First Quarter...........................................    $14.35      $13.34    $0.09
Second Quarter..........................................     15.46       13.43     0.10
Third Quarter...........................................     14.70       13.42     0.10
Fourth Quarter..........................................     14.95       13.05     0.10

2003
----
First Quarter...........................................    $14.39      $13.51    $0.10
Second Quarter..........................................     15.00       13.69     0.11
Third Quarter...........................................     14.98       13.84     0.11
Fourth Quarter..........................................     15.00       13.90     0.11

ITEM 6.  SELECTED FINANCIAL DATA

                                                            DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL CONDITION
  DATA:
Total assets.....................  $1,569,428   $1,584,762   $1,604,134   $1,710,376   $1,649,535
Loans receivable, net............     971,541      930,348      883,352      998,727      882,676
Securities, available-for-sale...     327,789      335,702      323,383      313,383      331,749
Securities, held-to-maturity.....          --       21,402       37,034      249,641      277,803
Deposits.........................     975,755      954,222      945,948      934,012      925,047
Borrowed money...................     418,490      449,431      462,658      548,076      494,699
Stockholders' equity.............     155,953      160,662      171,284      199,368      205,433
Non-performing assets to total
  assets.........................        1.46%        1.02%        0.94%        0.75%        0.75%
Stockholders' equity to total
  assets.........................        9.94        10.14        10.68        11.66        12.45
Stockholders' equity per
  outstanding share..............  $    12.78   $    12.68   $    12.57   $    11.88   $    10.97
Allowance for losses on loans to
  non-performing loans...........       46.01%       56.60%       55.23%       60.65%       50.48%
Allowance for losses on loans to
  total loans....................        1.06         0.92         0.86         0.71         0.67
                                                      YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
SELECTED OPERATIONS DATA:
Interest income..................  $   71,272   $   86,561   $  108,107   $  118,876   $  104,609
Interest expense.................      43,678       53,068       70,288       73,033       57,543
                                   ----------   ----------   ----------   ----------   ----------
Net interest income..............      27,594       33,493       37,819       45,843       47,066
Provision for losses on loans....       2,326        1,956        1,150        3,375          675
                                   ----------   ----------   ----------   ----------   ----------
Net interest income after
  provision for losses on
  loans..........................      25,268       31,537       36,669       42,468       46,391
Non-interest income..............      11,757       11,313       10,728        6,081        5,191
Non-interest expense.............      32,886       32,674       31,433       31,035       30,210
                                   ----------   ----------   ----------   ----------   ----------
Income before income taxes.......       4,139       10,176       15,964       17,514       21,372
Income tax expense...............         601        2,971        4,791        6,821        8,282
                                   ----------   ----------   ----------   ----------   ----------
Net income.......................  $    3,538   $    7,205   $   11,173   $   10,693   $   13,090
                                   ==========   ==========   ==========   ==========   ==========
Earnings per share (basic).......  $     0.31   $     0.60   $     0.80   $     0.66   $     0.69
Earnings per share (diluted).....        0.30         0.58         0.77         0.66         0.68
Cash dividends declared per
  common share...................        0.44         0.40         0.36         0.36         0.34
Dividend payout ratio............      146.67%       68.96%       46.75%       54.55%       50.00%

SELECTED OPERATING RATIOS:
Net interest margin..............        1.86%        2.20%        2.36%        2.83%        3.18%
Average interest-earning assets
  to average interest-bearing
  liabilities....................      110.73       110.96       112.09       113.59       118.70
Ratio of general and
  administrative expenses to
  average total assets...........        2.10         2.04         1.86         1.84         1.88
Return on average assets.........        0.23         0.45         0.66         0.63         0.85
Return on average equity.........        2.28         4.30         5.82         5.34         5.70
Efficiency ratio.................       87.60        75.25        68.43        59.82        57.95

                                   SELECTED QUARTERLY RESULTS OF OPERATIONS
                             -----------------------------------------------------
                                                     2003
                             -----------------------------------------------------
                             4TH QUARTER   3RD QUARTER   2ND QUARTER   1ST QUARTER
                             -----------   -----------   -----------   -----------
                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income............    $17,996       $16,990       $17,683       $18,603
Interest expense...........     10,309        10,333        11,211        11,825
                               -------       -------       -------       -------
Net interest income........      7,687         6,657         6,472         6,778
Provisions for losses on
  loans....................        837           502           509           478
Non-interest income........      3,890         2,969         2,648         2,250
Non-interest expense.......      9,806         7,842         7,655         7,583
                               -------       -------       -------       -------
Income before income
  taxes....................        934         1,282           956           967
Income taxes...............       (285)          315           258           313
                               -------       -------       -------       -------
Net income.................    $ 1,219       $   967       $   698       $   654
                               =======       =======       =======       =======
Earnings per
  share -- basic...........    $  0.11       $  0.09       $  0.06       $  0.06
Earnings per
  share -- diluted.........       0.10          0.08          0.06          0.06
Dividends declared per
  share....................       0.11          0.11          0.11          0.11

                                   SELECTED QUARTERLY RESULTS OF OPERATIONS
                             -----------------------------------------------------
                                                     2002
                             -----------------------------------------------------
                             4TH QUARTER   3RD QUARTER   2ND QUARTER   1ST QUARTER
                             -----------   -----------   -----------   -----------
                                 (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income............    $20,408       $22,047       $22,128       $21,978
Interest expense...........     12,786        13,291        12,978        14,013
                               -------       -------       -------       -------
Net interest income........      7,622         8,756         9,150         7,965
Provisions for losses on
  loans....................        906           500           350           200
Non-interest income........      3,934         2,639         2,494         2,246
Non-interest expense.......      8,112         8,324         8,452         7,786
                               -------       -------       -------       -------
Income before income
  taxes....................      2,538         2,571         2,842         2,225
Income taxes...............        696           755           859           661
                               -------       -------       -------       -------
Net income.................    $ 1,842       $ 1,816       $ 1,983       $ 1,564
                               =======       =======       =======       =======
Earnings per
  share -- basic...........    $  0.16       $  0.15       $  0.16       $  0.13
Earnings per
  share -- diluted.........       0.15          0.15          0.16          0.12
Dividends declared per
  share....................       0.10          0.10          0.10          0.10

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During the year ended December 31, 2003, the financial services industry experienced a record low interest rate environment. The Company felt the impact of this low rate environment through unprecedented refinancing and prepayment activity in both the loan and securities portfolios which in turn decreased the Company's realized yields on interest-bearing assets.

     In addition, while interest expense also decreased during the year, the interest expense on the Company's FHLB fixed-rate advances continued to adversely impact the Company's net interest rate margin. The average cost of these advances for the year ended December 31, 2003 was 5.98% and significantly impacted the Company's cost of interest-bearing liabilities. While the advances can be prepaid, the Company would incur a substantial penalty which is calculated based on the present value of the future cash flows at current interest rates. As of December 31, 2003, the Company estimated the prepayment penalty to be $54.7 million to pay off the aggregate advances. Should interest rates increase, the Company expects the estimated prepayment penalties to decrease. Until then, the cost of these borrowings are expected to significantly impact future earnings.

     In its efforts to mitigate the effects of the low interest rate environment, the Company continued its strong effort to develop and enhance programs to support commercial and small business growth by hiring six new commercial loan officers and seven credit administration professionals to bolster the rapidly growing commercial lending function. The commercial real estate and multi-family residential loan portfolios grew 17.8% from December 31, 2002 to December 31, 2003. The compression of the net interest margin also caused many in the industry, including the Company, to look for other, non-rate sensitive ways to increase income. The Company increased non-interest income through fees from its Overdraft Protection Program (ODP) and commissions from its alternative investment program as a way to offset the impact from low interest rates.

     Non-interest expense for the year ended December 31, 2003 was adversely affected by a $1.3 million contribution to the Company's defined benefit pension plan which was made to keep the plan appropriately funded and to avoid significantly higher estimated contributions in future years. Even after this contribution, compensation and employee benefits in 2003 remained relatively flat at 2.0% of average assets. Also included in non-interest expense is the $1.3 million amortization related to the cost of the Company's RRP. The Company amortized the costs of this plan over the five year vesting period. In May 2004, the plan will be fully vested and the Company should realize a decrease in non-interest expense related to the RRP.

     Lower pre-tax income and tax planning efforts resulted in a reduction of total income tax expense to $601,000 for the year ended December 31, 2003 from $3.0 million in 2002. The effective tax rates dropped to 14.5% of pre-tax income compared to 29.2% for 2002. The Company estimates that its effective rate for 2004 should return to previous levels.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow modeling techniques.

     The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this management's discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans to be a critical accounting policy.

     Allowance for Losses on Loans. The allowance for losses on loans represents management's estimates of probable credit losses inherent in the loan portfolio which is the largest asset type on the consolidated balance sheet. Estimating the amount of the allowance for losses on loans requires significant judgment using estimates such as the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for losses on loans at a level which is deemed appropriate to absorb losses inherent in the portfolio.

     In determining the appropriate level of the allowance for losses on loans, management considers:

     - past and anticipated loss experience,

     - evaluations of real estate collateral,

     - current and anticipated economic conditions,

     - volume and type of lending, and

     - levels of non-performing and other classified loans.

     The amount of the allowance is based on estimates, and ultimate losses may vary from such estimates. Management assesses the allowance for losses on loans on a quarterly basis and makes appropriate provisions to maintain the allowance at an appropriate level. The actual determination of the total provision is the combination of specific reserves, which may be established from time to time on individual classified assets and a general reserve that is based in part on certain ratios applied to various loan pools as stratified by the Company considering historical charge-offs and delinquency levels. To the extent that actual outcomes differ from management estimates, an additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the Bank's provision for losses on loans and the carrying value of its other non-performing assets, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans in the future.

     Additionally, the Company engages an independent third party to review its commercial loans and commercial real estate loans every four to six months. The recommendations of this review are reviewed and compared to the Company's asset classification, and adjustments are made as deemed appropriate by management.

CHANGES IN FINANCIAL CONDITION

     General. During the year ended December 31, 2003, the Company's total assets decreased by $15.3 million to $1.57 billion from $1.58 billion at December 31, 2002. The significant changes in the composition of the Company's balance sheet during the year ended December 31, 2003 include a:

     - net decrease in cash and cash equivalents of $31.9 million,

     - net decrease in securities of $29.3 million,

     - net increase in loans receivable of $41.2 million,

     - net increase in total deposits of $21.5 million, and

     - repayment of $30.9 million in advances from the FHLB.

     The shift between securities and loans receivable is a direct result of the Company continuing its strategy to shift its assets from lower yielding securities to higher yielding commercial loans. Management is focused on developing its commercial relationships in its efforts to not only increase total yield on assets but to also provide an additional source of low cost funding through commercial deposits. The Company is also reinvesting excess funds in relatively low yielding assets with estimated average durations of two years or less as well as overnight funds with the expectation that they will be readily available for investment in higher yielding assets when the interest rate cycle turns upward.

     The increase in deposits for the year was mainly a result of third and fourth quarter promotions for above-market-rate short term certificates of deposit which were offered as part of the Bank's efforts to increase market share and build customer relationships. At December 31, 2003, the Company had approximately $134.1 million outstanding in certificates of deposit with an average cost of 2.82% from these promotions which will reprice during the first two quarters of 2004. As the Company continues to expand into new markets, it may use similar promotions during 2004 to build market share and add new customer relationships. The Company has not, and does not intend to, utilize any other source of brokered deposits for building its deposit base in the future.

     Stockholders' equity decreased during the year ended December 31, 2003 by $4.7 million primarily due to:

     - $9.3 million in repurchases of 659,841 shares of the Company's common stock for treasury through the Company's share repurchase program, and

     - $4.8 million of dividends declared on the Company's common stock during 2003.

     The above decreases in stockholders' equity were partially offset by:

     - 2003 net income of $3.5 million,

     - a $1.0 million increase in accumulated other comprehensive income resulting from an increase in the market value of securities, net of tax,

     - $1.7 million from exercised stock options,

     - $1.7 million in shares earned for the Company's employee stock ownership plan (See Note 11 in the consolidated financial statements in Item 8 of this Form 10-K), and

     - $1.3 million of shares held by the Company's retention and retirement plan becoming vested and issued to plan participants (See Note 11 to the consolidated financial statements).

     During 2003, the Company repurchased 659,841 shares of its common stock at an average price of $14.05 per share pursuant to the share repurchase program announced in July 2002. In 1999, the Company began aggressively repurchasing shares to reduce its excess capital and earn a more competitive return on equity
(ROE). Since its initial public offering, the Company has repurchased an aggregate of 11,530,903 shares of its common stock at an average price of $11.74 per share. At December 31, 2003, the Company has 1,241,869 of shares remaining for repurchase in its current share repurchase program.

     At December 31, 2003, the Bank continues to maintain a strong capital structure with tangible and core regulatory capital ratios of 8.46% and a risk-based capital ratio of 13.04%.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

     The table on the following page provides information regarding (i) the Company's interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                                       YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------
                                              2003                                 2002
                               ----------------------------------   ----------------------------------
                                AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST
                               ----------   --------   ----------   ----------   --------   ----------
                                                       (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans Receivable(1)
  Real estate loans..........  $  927,851   $57,196        6.16%    $  883,265   $60,750        6.88%
  Other loans................      40,380     2,273        5.63         33,288     1,969        5.92
                               ----------   -------                 ----------   -------
    Total loans..............     968,231    59,469        6.14        916,553    62,719        6.84
 Securities(2)...............     331,121     8,859        2.68        388,382    19,211        4.95
 Other interest-earning
   assets(3).................     187,283     2,944        1.57        215,549     4,631        2.15
                               ----------   -------                 ----------   -------
  Total interest-earning
    assets...................   1,486,635    71,272        4.79      1,520,484    86,561        5.69
Non-interest earning
  assets.....................      78,998                               80,628
                               ----------                           ----------
Total assets.................  $1,565,633                           $1,601,112
                               ==========                           ==========
Interest-bearing liabilities:
 Deposits:
  Checking and money market
    accounts.................  $  230,439     2,174        0.94     $  193,812     2,735        1.41
  Savings accounts...........     212,884     1,347        0.63        214,609     2,768        1.29
  Certificates of deposit....     458,014    13,755        3.00        502,970    20,214        4.02
                               ----------   -------                 ----------   -------
    Total deposits...........     901,337    17,276        1.92        911,391    25,717        2.82
 Borrowings..................     441,275    26,402        5.98        458,864    27,351        5.96
                               ----------   -------                 ----------   -------
  Total interest-bearing
    liabilities..............   1,342,612    43,678        3.25      1,370,255    53,068        3.87
                                            -------                              -------
Non-interest bearing
  liabilities(4).............      67,624                               63,200
                               ----------                           ----------
    Total liabilities........   1,410,236                            1,433,455
Stockholders' equity.........     155,397                              167,657
                               ----------                           ----------
    Total liabilities and
      stockholders' equity...  $1,565,633                           $1,601,112
                               ==========                           ==========
Net interest-earning
  assets.....................  $  144,023                           $  150,229
                               ==========                           ==========
Net interest income/interest
  rate spread................               $27,594        1.54%                 $33,493        1.82%
                                            =======     =======                  =======      ======
Net interest margin..........                              1.86%                                2.20%
                                                        =======                               ======
Ratio of average
  interest-earning assets to
  average interest-bearing
  liabilities................                            110.73%                              110.96%
                                                        =======                               ======

                                    YEAR ENDED DECEMBER 31,
                               ----------------------------------
                                              2001
                               ----------------------------------
                                AVERAGE                 AVERAGE
                                BALANCE     INTEREST   YIELD/COST
                               ----------   --------   ----------
                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans Receivable(1)
  Real estate loans..........  $  920,461   $ 69,398       7.54%
  Other loans................      22,115      1,665       7.53
                               ----------   --------
    Total loans..............     942,576     71,063       7.54
 Securities(2)...............     457,796     29,439       6.43
 Other interest-earning
   assets(3).................     204,563      7,605       3.72
                               ----------   --------
  Total interest-earning
    assets...................   1,604,935    108,107       6.74
Non-interest earning
  assets.....................      82,640
                               ----------
Total assets.................  $1,687,575
                               ==========
Interest-bearing liabilities:
 Deposits:
  Checking and money market
    accounts.................  $  146,565      3,298       2.25
  Savings accounts...........     203,951      4,591       2.25
  Certificates of deposit....     586,677     32,958       5.62
                               ----------   --------
    Total deposits...........     937,193     40,847       4.36
 Borrowings..................     494,637     29,441       5.95
                               ----------   --------
  Total interest-bearing
    liabilities..............   1,431,830     70,288       4.91
                                            --------
Non-interest bearing
  liabilities(4).............      63,869
                               ----------
    Total liabilities........   1,495,699
Stockholders' equity.........     191,876
                               ----------
    Total liabilities and
      stockholders' equity...  $1,687,575
                               ==========
Net interest-earning
  assets.....................  $  173,105
                               ==========
Net interest income/interest
  rate spread................               $ 37,819       1.83%
                                            ========     ======
Net interest margin..........                              2.36%
                                                         ======
Ratio of average
  interest-earning assets to
  average interest-bearing
  liabilities................                            112.09%
                                                         ======

---------------

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Average balances of securities available-for-sale are based on historical costs.

(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.

(4) Consists primarily of demand deposit accounts.

RATE/VOLUME ANALYSIS

     The following table sets forth the effects of changing rates and volumes on the Company's net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume

(changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

                                                                    YEAR ENDED DECEMBER 31,
                                      -----------------------------------------------------------------------------------
                                               2003 COMPARED TO 2002                      2002 COMPARED TO 2001
                                             INCREASE (DECREASE) DUE TO                 INCREASE (DECREASE) DUE TO
                                      ----------------------------------------   ----------------------------------------
                                                           RATE/    TOTAL NET                         RATE/    TOTAL NET
                                        RATE     VOLUME    VOLUME   INC./(DEC)     RATE     VOLUME    VOLUME   INC./(DEC)
                                      --------   -------   ------   ----------   --------   -------   ------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
 Loans receivable:
   Real estate loans................  $ (6,303)  $ 3,067   $ (318)   $ (3,554)   $ (6,090)  $(2,804)  $  246    $ (8,648)
   Other loans......................       (95)      419      (20)        304        (357)      841     (180)        304
                                      --------   -------   ------    --------    --------   -------   ------    --------
      Total loans receivable........    (6,398)    3,486     (338)     (3,250)     (6,447)   (1,963)      66      (8,344)
 Securities.........................    (8,820)   (2,832)   1,300     (10,352)     (6,794)   (4,464)   1,030     (10,228)
 Other interest-earning assets......    (1,243)     (607)     163      (1,687)     (3,210)      408     (172)     (2,974)
                                      --------   -------   ------    --------    --------   -------   ------    --------
 Total net change in income on
   interest-earning assets..........   (16,461)       47    1,125     (15,289)    (16,451)   (6,019)     924     (21,546)
Interest-bearing liabilities:
 Deposits:
   Checking and money market........      (907)      517     (171)       (561)     (1,230)    1,063     (396)       (563)
   Savings accounts.................    (1,410)      (22)      11      (1,421)     (1,960)      240     (103)     (1,823)
   Certificates of deposit..........    (5,109)   (1,807)     457      (6,459)     (9,380)   (4,702)   1,338     (12,744)
                                      --------   -------   ------    --------    --------   -------   ------    --------
      Total deposits................    (7,426)   (1,312)     297      (8,441)    (12,570)   (3,399)     839     (15,130)
 Borrowings.........................       103    (1,048)      (4)       (949)         42    (2,129)      (3)     (2,090)
                                      --------   -------   ------    --------    --------   -------   ------    --------
 Total net change in expense on
   interest-bearing liabilities.....    (7,323)   (2,360)     293      (9,390)    (12,528)   (5,528)     836     (17,220)
                                      --------   -------   ------    --------    --------   -------   ------    --------
Net change in net interest income...  $ (9,138)  $ 2,407   $  832    $ (5,899)   $ (3,923)  $  (491)  $   88    $ (4,326)
                                      ========   =======   ======    ========    ========   =======   ======    ========

RESULTS OF OPERATIONS

     The Company's results are affected by the interest rate environment which continued even lower during 2003 from 2002 as the financial services industry experienced record low interest rates. The low interest rate environment impacts both interest income and interest expense.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Net Income. Net income for the year ended December 31, 2003 was $3.5 million, or $0.30 per diluted share ($0.31 per basic share), compared to $7.2 million, or $0.58 per diluted share ($0.60 per basic share), for the year ended December 31, 2002. The historically low interest rate environment continued in 2003 causing further deterioration in the Company's net interest margin. Net interest income for the year ended December 31, 2003 decreased by $5.9 million or 18% from the previous year.

     The Company's results for the year ended December 31, 2003 were also adversely affected by a $1.3 million contribution to the Company's defined benefit pension plan to keep the plan appropriately funded and to avoid significantly higher estimated contributions in future years. As with many pension plans, the Company's plan had been adversely affected by three years of declining investment returns and record low interest rates which caused the level of funded benefits to drop significantly.

     Net interest income. Net interest income is the principal source of earnings for the Company and consists of interest income on loans and investment securities less interest expense on deposits and borrowed funds. Net interest income is a function of the Company's interest rate spread (which is the difference between the average yield earned on the Company's interest-earning assets and the average rate paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities.

The Company's average interest rate spreads were 1.54% and 1.82% for the years ended December 31, 2003 and 2002, respectively. The Company's net interest margin (which is net interest income as a percentage of average interest-earning assets) was 1.86% and 2.20% during the years ended December 31, 2003 and 2002, respectively.

     The Company's net interest income for the year ended December 31, 2003 totaled $27.6 million and represented a $5.9 million decrease from $33.5 million for the year ended December 31, 2002. The decrease in net interest income was due primarily to the combined effects of the low interest rate environment and lower average balances of interest-earning assets for the year ended December 31, 2003 compared to the year ended December 31, 2002.

     Interest Income. The Company reported total interest income of $71.3 million for the year ended December 31, 2003 compared to $86.6 million for the year ended December 31, 2002. The $15.3 million or 17.7% decrease was primarily due to a $33.8 million decrease in total interest-earning assets as well as a decrease in the average yield on interest-earning assets of 90 basis points for the year ended December 31, 2003 as compared to 2002.

     The Company's interest-earning assets continued to decline during 2003 as a result of unprecedented refinancing activity which caused significant rate reductions within the loan portfolio and accelerated amortization of premiums on its mortgage-backed securities portfolio. Given the continuing low interest rate environment, the Company has reinvested these funds predominantly in relatively low yielding assets with estimated average durations of two years or less as well as overnight funds with the expectation that they will be readily available for investment in higher yielding assets when the interest rate cycle turns upward. During 2003, the Company made considerable progress in its strategy to transfer assets from lower yielding securities to higher yielding loans. During the year ended December 31, 2003 compared to the previous year, average loan balances increased $51.7 million or 5.6% while the average balance of the Company's securities portfolio decreased $57.3 million or 14.7%. The Company believes it has made significant progress in positioning the balance sheet to take advantage of the next interest rate cycle.

     Interest Expense. In contrast to the adverse impact on the asset side of the balance sheet, the low interest rate environment in 2003 provided some positive opportunities on the funding side. The Company proactively managed its funding costs throughout 2003 by aggressively lowering the interest rate paid on its non-maturity deposits which historically have not been rate sensitive. Total interest expense amounted to $43.7 million for the year ended December 31, 2003 compared to $53.1 million for the year ended December 31, 2002. The $9.4 million or 17.7% reduction in interest expense during 2003 was primarily the result of a 90 basis point reduction in the rate paid on total deposits coupled with a $10.1 million decrease in the average balance of total deposits.

     Provision for Losses on Loans. The Company's provision for losses on loans was $2.3 million for the year ended December 31, 2003 compared to $2.0 million in 2002. The increase in provision is a result of the Company's increased emphasis on growing the commercial real estate and multi-family residential loan portfolios which are generally deemed to involve more risk of loss than single-family residential real estate loans. This change in emphasis has resulted in an increase in the allowance for losses on loans. The Company's allowance for losses on loans to total loans was 1.06% and 0.92% at December 31, 2003 and 2002, respectively.

     The Company's non-performing loans were $22.7 million at December 31, 2003 compared to $15.3 million at December 31, 2002, which represents an increase of $7.4 million. The primary changes in non-performing loans by category included:

     - a decrease in non-performing single-family residential loans of approximately $1.7 million,

     - an increase in non-performing commercial real estate, multi-family residential and other commercial loans of approximately $6.3 million, and

     - an increase in non-performing construction and land development loans of $2.9 million.

     The increase in non-performing commercial real estate, multi-family residential and construction and land development loans was primarily due to three loans with aggregate carrying values of $8.9 million which were transferred to non-accrual status in the fourth quarter of 2003. The Company believes that these three loans are fully collateralized, and its risk of loss, if any, is minimal on these loans. The ratio of the Company's allowance for losses on loans to non-performing loans was 46.0% at December 31, 2003 compared to 56.6% at December 31, 2002.

     Although management believes that the Company's allowance for losses on loans was adequate at December 31, 2003 based on available facts and circumstances, there can be no assurances that additions will not be necessary in the future. Any such additional provisions for losses on loans would adversely affect the Company's results of operations.

     Non-Interest Income. The Company reported non-interest income of $11.8 million for the year ended December 31, 2003 compared to $11.3 million for the year ended December 31, 2002. The primary reasons for the increase in non-interest income in 2003 compared to 2002 were a:

     - $1.2 million increase in fees on deposit accounts, and

     - $1.5 million increase in net gains on the sale of securities,

which were partially offset compared to the Company's results in 2002 by the absence of insurance commissions of $1.2 million and the $1.1 million net gain on sale of insurance agency that were realized during 2002.

     The increase in deposit fees during 2003 was mainly realized from the Company's popular ODP for retail and business checking customers. During the first full year of the program, the Company has 83% of its retail and 69% of its small business accounts enrolled in the program which provides a discretionary service or courtesy overdraft in case the customer's account becomes overdrawn. Normal overdraft fees and charges still apply under this program.

     The Company also realized $651,000 of commission income during the first full year of outsourcing its alternative investment program. Through this program the Company's third party outsourcing partner sold nearly $36 million of tax deferred annuities and other investments as an alternative investment to our depositors during this low-rate environment. Management expects continued increases in overdraft fee income from its ODP program as well as increased commission fee income from annuity sales through its outsourcing arrangement.

     Non-Interest Expense. The Company reported non-interest expense of $32.9 million for the year ended December 31, 2003 compared to $32.7 million for the year ended December 31, 2002.

     While the Company's salary expense remained relatively stable during 2003 compared to 2002, compensation and employee benefits expense increased as a result of a $1.3 million payment to the Company's defined benefit pension plan during the fourth quarter of 2003. As with many pension plans, the Company's plan was adversely affected by three years of declining investment returns and record low interest rates which caused the level of funded benefits to drop significantly. The voluntary contribution was made to keep the plan funded at a level deemed appropriate. The Company froze the benefits associated with this plan in March 2003. Although no further benefits will accrue while the freeze remains in place, the freeze does not reduce the benefits accrued to date. Even though the benefits are frozen, the Company will review the funding level and will continue to make necessary contributions to keep the plan appropriately funded.

     Professional fees were $1.8 million for the year ended December 31, 2003 compared to $1.4 million for 2002. The increase in professional fees was mainly the result of the Company hiring independent third parties to:

     - perform an information systems technology assessment which led to the decision to move forward to upgrade our core data processor and helped prioritize additional technology systems and upgrades needed over the next few years,

     - improve the process and underwriting for the Company's Home Equity Lines of Credit (HELOC) program which led to a successful implementation of our HELOC equity access card, and

     - implement an automated processing and underwriting program within the residential loan processing system to provide the Company with a tiered pricing model which will lead to an improved yield and turnaround time thus making the Company more competitive in originating residential mortgages.

     Income Tax Expense. The Company's income tax expense amounted to $601,000 and $3.0 million for the years ended December 31, 2003 and 2002, respectively. The Company's effective tax rates were 14.5% and 29.2% for the years ended December 31, 2003 and 2002, respectively. The significant decrease in income tax expense was a result of lower pre-tax income, the application of available tax credits and the effects of permanent tax differences on the lower pre-tax earnings. The Company estimates that its effective rate for 2004 should return to previous levels.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

     Net Income. The Company reported net income of $7.2 million for the year ended December 31, 2002 compared to net income of $11.2 million for the year ended December 31, 2001. The Company's net interest income for the year ended December 31, 2002 decreased $4.3 million from the year ended December 31, 2001.

     For the year ended December 31, 2002, results of operations were affected by:

     - lower average balances of interest-earning assets, which is comprised primarily of loans and securities, as the result of continued accelerated repayments on mortgage loans and mortgage-backed securities in the low interest rate environment;

     - higher interest-earning assets in 2002 compared to 2001 as the Company emphasized the origination of commercial real estate, multi-family residential and construction and land development loans,

     - the realization of a $1.1 million gain on the sale of the insurance agency assets; and

     - the absence of a $2.0 million gain on the sale of two LaPorte County Bank branches recognized in 2001.

     Net Interest Income. The Company's average interest rate spreads were 1.82% and 1.83% for the years ended December 31, 2002 and 2001, respectively. The Company's net interest margin was 2.20% and 2.36% during the years ended December 31, 2002 and 2001, respectively.

     The Company's net interest income amounted to $33.5 million for the year ended December 31, 2002 compared to $37.8 million for the year ended December 31, 2001. The 11.4% decrease from 2001 to 2002 was a result of the:

     - reduction in the ratio of average interest-earning assets to average interest-bearing liabilities to 110.96% in 2002 from 112.09% in 2001, and

     - utilization of $14.6 million of cash in 2002 for the Company's stock repurchase program.

     Interest Income. The Company reported total interest income of $86.6 million for the year ended December 31, 2002 compared to $108.1 million for the year ended December 31, 2001. The $21.5 million or 19.9% decrease was primarily due to:

     - a $69.4 million decrease in the average balances of securities from $457.8 million in 2001 to $388.4 million in 2002,

     - a reduction of 148 basis points in the average yield earned on securities,

     - the average balances of real estate loans decreasing by $37.2 million to $883.3 million in 2002 from $920.5 million in 2001, and

     - a reduction of 66 basis points in the yield earned on real estate loans.

     Interest Expense. Total interest expense amounted to $53.1 million for the year ended December 31, 2002 compared to $70.3 million in 2001. The $17.2 million or 24.5% reduction in interest expense during 2002 compared to 2001 was primarily the result of a 154 basis point reduction in the rate paid on total deposits coupled with a $25.8 million decrease in the average balance of total deposits.

     Provision for Losses on Loans. The Company's provision for losses on loans was $2.0 million for the year ended December 31, 2002 compared to $1.2 million in 2001. The Company increased its emphasis on construction and land development loans, multi-family residential real estate loans, commercial loans, and commercial real estate loans, all of which are generally deemed to involve more of an inherent risk of loss than single-family residential real estate loans. This change in emphasis was the primary reason for the increase in the allowance for losses on loans since 2001. The Company's allowance for losses on loans to total loans was 0.92% at December 31, 2002 compared to 0.86% at December 31, 2001.

     The Company's non-performing loans were $15.3 million at December 31, 2002 compared to $13.9 million at December 31, 2001. The primary changes in non-performing loans when comparing 2002 to 2001 were an overall decrease in non-performing single-family residential loans of approximately $1.3 million and an increase in non-performing commercial real estate loans. The increase in non-performing commercial real estate loans was primarily due to one loan of approximately $3.9 million on a motel, which became non-performing in the third quarter of 2002. The ratio of the Company's allowance for losses on loans to non-performing loans was 56.6% at December 31, 2002 compared to 55.2% at December 31, 2001.

     Non-Interest Income. The Company reported non-interest income of $11.3 million for the year ended December 31, 2002 compared to $10.7 million for the year ended December 31, 2001. The net increase was the result of:

     - a $1.1 million gain recognized on the sale of the Company's insurance agency assets in December 2002;

     - the $1.5 million increase in deposit fees in 2002 compared to 2001; and

     - the absence of a $2.0 million gain on the sale of two branch offices recognized in 2001.

     The increase in deposit fees was a result of a re-evaluation of operations which was completed in 2001.

     Also realized in 2002 was the sale of the insurance agency. In conjunction with the sale, the Company changed its delivery method of investments by discontinuing the offer of non-deposit products through its subsidiary. Instead, this activity was outsourced through a third party. Both the investment and insurance subsidiaries had provided marginally incremental profit and loss results to the Company in recent years.

     Non-Interest Expense. The Company reported non-interest expense of $32.7 million and $31.4 million for the years ended December 31, 2002 and 2001, respectively.

     Compensation and employee benefits, the largest single component of non-interest expense, was $20.1 million for the year ended December 31, 2002 compared to $19.0 million for the year ended December 31, 2001. While the Company's salary expense was held flat in 2002 compared to 2001, salary expense levels were offset by increases in employee benefits expenses related to the Company's pension plan and ESOP plan.

     After being fully funded for several years, funding was resumed for the pension plan year beginning July 1, 2001 and ending June 30, 2002. Pension expense was $889,000 for the calendar year ending December 31, 2002 compared to $134,000 for 2001. ESOP expense is recorded based on the shares to be allocated for the year to participants in the plan multiplied by the average share price for the year. The average share price for 2002 increased to $14.07. As a result, $177,000 of additional ESOP expense was recorded in 2002 compared to 2001.

     Also included in compensation and employee benefits expense was $1.5 million in 2002 compared to $1.4 million in 2001 from the Company's Recognition and Retention Plan approved by the shareholders in February 1999.

     Data processing expense amounted to $1.7 million for the year ended December 31, 2002 compared to $1.4 million for the year ended December 31, 2001. Data processing expense for 2002 included additional costs of outsourcing some of the processing associated with a new proof of deposit system implemented in 2001.

     Income Tax Expense. The Company's income tax expense amounted to $3.0 million and $4.8 million for the years ended December 31, 2002 and 2001, respectively. The Company's effective rates were 29.2% and 30.0% for the years ended December 31, 2002 and 2001. The Company has implemented several tax strategies in the past few years that have resulted in significant reductions in its effective tax rates.

LIQUIDITY AND COMMITMENTS

     The Company's liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company's primary historical sources of funds are:

     - deposits,

     - scheduled payments of amortizing loans and mortgage-backed securities,

     - prepayments and maturities of outstanding loans and mortgage-backed securities,

     - maturities of investment securities and other short-term investments,

     - funds provided from operations, and

     - borrowings from the FHLB.

     Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities, and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. At December 31, 2003, the Company had cash and cash equivalents of $178.2 million which was a decrease of $31.9 million from December 31, 2002.

     Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as interest-bearing deposits and federal funds sold. On a longer-term basis, the Company invests funds not used for maintaining and expanding the loan portfolio in securities, historically mortgage-backed securities. Given the current low interest rate environment, the Company is investing these funds predominantly in relatively low yielding assets with estimated average durations of two years or less with the expectation that the funds will be readily available for investment in higher yielding assets when the interest rate market turns upward. The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, pay maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

     The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are securities available-for-sale and dividends from the Bank. On a parent company-only basis, at December 31, 2003, the Company had $7.4 million in securities available-for-sale and, for the year ended December 31, 2003 received $4.8 million in dividends from the Bank. However, these sources can also be supplemented by fees assessed by the Company to the Bank.

     Under certain banking regulations, the Bank is required to file a notice or, under certain circumstances, an application with the OTS prior to paying any dividends to the Company. In addition, the Bank is required to maintain certain regulatory capital requirements. At December 31, 2003, the Bank was well-capitalized. See Note 9 in the consolidated financial statements for more information on the Bank's regulatory capital.

     Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2003.

                                                    PAYMENTS DUE BY PERIOD
                               ----------------------------------------------------------------
                                           OVER ONE     OVER THREE
                               ONE YEAR     THROUGH      THROUGH
                               OR LESS    THREE YEARS   FIVE YEARS   OVER FIVE YEARS    TOTAL
                               --------   -----------   ----------   ---------------   --------
                                                    (DOLLARS IN THOUSANDS)
Federal Home Loan Bank
  advances...................    $ --       $   --        $6,500        $411,990       $418,490
Operating leases.............     562        1,005           342              --          1,909
                                 ----       ------        ------        --------       --------
                                 $562       $1,005        $6,842        $411,990       $420,399
                                 ====       ======        ======        ========       ========

     See Note 7 in the consolidated financial statements for further discussion surrounding the Company's FHLB advances. The Company's operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. See also to Note 4 in the consolidated financial statements for further discussion related to the Company's operating leases.

     The Company also has commitments to fund maturing certificates of deposit which are scheduled to mature within one year or less. These deposits total $421.2 million at December 31, 2003. Based on historical experience, management believes that a significant portion of the maturing deposits will remain with the Bank.

     Off-Balance-Sheet Obligations. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     The following table details the amounts and expected maturities of significant commitments as of December 31, 2003.

                                          OVER ONE     OVER THREE
                              ONE YEAR     THROUGH      THROUGH
                              OR LESS    THREE YEARS   FIVE YEARS   OVER FIVE YEARS    TOTAL
                              --------   -----------   ----------   ---------------   --------
                                                   (DOLLARS IN THOUSANDS)
Commitments to extend
  credit:
  Residential property......  $ 29,438     $   --        $   --         $    --       $ 29,438
  Nonresidential property...    10,235         --            --              --         10,235
  Commercial loans..........     1,139         --            --              --          1,139
Commitments to fund unused
  lines of credit...........    85,837         --            --              --         85,837
Letters of credit...........     4,642        749         1,167              --          6,558
Credit enhancements.........        --      6,578         8,487          29,084         44,149
                              --------     ------        ------         -------       --------
                              $131,291     $7,327        $9,654         $29,084       $177,356
                              ========     ======        ======         =======       ========

     Commitments to extend credit, including loan commitments, lines of credit and letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

     Letters of credit include credit enhancements which are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating which provides for a lower interest rate, the FHLB-IN issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB-IN and the Bank, would be required to reimburse the FHLB-IN for draws against the Letter of Credit, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank funded the project initially.

     The Company has not used, and has no intention of using, any significant off-balance sheet financing arrangements for liquidity purposes. In addition, the Company has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect the Company's liquidity or capital resources. The Company has not traded in and has no intention of trading in derivatives or commodity contracts.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results generally in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Bank, like other financial institutions, is subject to interest rate risk (IRR). IRR refers to the risk that changes in market interest rates might adversely affect net interest income or the net portfolio value (NPV) of its assets, liabilities, and off-balance sheet contracts. IRR is primarily the result of an imbalance between the price sensitivity of the Bank's assets and its liabilities. These imbalances can be caused by differences in the maturity, repricing, and coupon characteristics of assets and liabilities as well as options (such as loan prepayment options).

     The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, interest rate risk, and liquidity. The Asset/Liability Management Policy falls under the authority of the Board of Directors who in turn assigns its formulation, revision, and administration to the Asset/Liability Committee (ALCO). The ALCO meets monthly and consists of certain senior officers of the Bank and one outside director. The results of the monthly meetings are reported to the Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board-approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank's capital position, review the current and prospective liquidity positions, and monitor alternative funding sources.

     While maintaining its interest rate spread objectives, the Bank attempts to reduce interest rate risk with a variety of strategies designed to maintain what the Bank believes to be an appropriate relationship between its assets and liabilities. First, the Bank emphasizes real estate mortgage loans and commercial loans with adjustable interest rates or fixed rates of interest for an initial term of three or five years, that convert to an adjustable rate based on the one, three and five-year constant maturity of United States Treasury obligations as the index after the initial terms and for subsequent adjustment periods. At December 31, 2003, the Bank had approximately $715.8 million of adjustable-rate loans in its portfolio. Second, the Bank's mortgage-backed securities portfolio is made up primarily of securities that have expected average lives of five years or less at time of purchase. Third, the Bank has a substantial amount of savings, demand deposit and money market accounts which the Bank believes may be less sensitive to changes in interest rates than certificate accounts. At December 31, 2003, the Bank had $456.4 million of these types of accounts.

     The Bank utilizes the OTS NPV model as its primary method of monitoring its exposure to IRR. The NPV represents the excess of the present value of expected cash flows from assets over the present value of expected cash flows from liabilities. The NPV model estimates the sensitivity of the Bank's NPV over a series of instantaneous and sustained parallel shifts in interest rates. On a quarterly basis, the ALCO reviews the calculations of NPV as adjusted for expected cash flows from off-balance sheet contracts, if any, for compliance with Board-approved tolerance limits.

     The table below presents, as of December 31, 2003 and 2002, an analysis of the Bank's IRR as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point (1%) increments, up to 300 basis points and down 100 basis points in 2003 and 2002 in accordance with OTS regulations. As illustrated in the table, the Bank's NPV in the base case (0 basis point change) increased $18.3 million from $119.9 million at December 31, 2002 to $138.2 million at December 31, 2003. The primary reason for the increase was a reduction in the effective duration of the Bank's fixed-rate certificates of deposit and long-term borrowings.

                                                          NET PORTFOLIO VALUE
                                    ----------------------------------------------------------------
                                                        YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                                 2003                              2002
                                    ------------------------------    ------------------------------
                                    $ AMOUNT   $ CHANGE   % CHANGE    $ AMOUNT   $ CHANGE   % CHANGE
                                    --------   --------   --------    --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Assumed Change in Interest Rates
  (Basis Points)
  +300............................  $118,872   $(19,316)   (14.0)%    $127,883   $  8,001      6.7%
  +200............................   130,804     (7,385)    (5.3)      134,727     14,845     12.4
  +100............................   147,771      9,582      6.9       133,656     13,775     11.5
     0............................   138,188         --       --       119,882         --       --
  -100............................   130,281     (7,908)    (5.7)      104,896    (14,986)   (12.5)

     As modeled above, a decrease in interest rates of 100 basis points would have an adverse impact on the Bank's NPV while an increase in interest rates of 100 basis points would have a positive impact on the NPV. As rates begin to rise up to 100 basis points, the adverse change in the value of the Bank's assets is more than offset by the positive change in the value of the its liabilities. As rates rise beyond 100 basis points, the depreciation in the value of the Bank's assets is not offset by the change in the value of its liabilities. This is indicated by the negative 5.3% and negative 14.0% change in the +200 and +300 basis points scenarios, respectively, at December 31, 2003. At December 31, 2003 and December 31, 2002, the Bank was within the Board-approved tolerance limits in each rate scenario.

     This NPV model is a static model and does not consider potential adjustments of strategies by management on a dynamic basis in a volatile rate environment in order to protect or conserve equity values. As such, actual results may vary from the modeled results. The above analysis includes the assets and liabilities of the Bank only. Inclusion of Holding Company assets and liabilities would increase NPV nominally at all levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
CFS Bancorp, Inc.

     We have audited the accompanying consolidated statements of condition of CFS Bancorp, Inc. (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CFS Bancorp, Inc. as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2004

                               CFS BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                               (DOLLARS IN THOUSANDS
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Cash and amounts due from depository institutions...........  $   18,675   $   30,312
Interest-bearing deposits...................................     142,139      105,479
Federal funds sold..........................................      17,399       74,350
                                                              ----------   ----------
     Cash and cash equivalents..............................     178,213      210,141
Securities available-for-sale...............................     327,789      335,702
Securities held-to-maturity (fair value at December 31,
  2002 -- $21,977)..........................................          --       21,402
Loans receivable, net of allowance for losses on loans of
  $10,453 and $8,674, respectively..........................     971,541      930,348
Investment in FHLB stock, at cost...........................      26,766       25,780
Office properties and equipment.............................      13,738       13,835
Accrued interest receivable.................................       6,623        6,597
Real estate owned...........................................         206          893
Investment in Bank-owned life insurance.....................      31,926       31,009
Prepaid expenses and other assets...........................      12,626        9,055
                                                              ----------   ----------
       Total assets.........................................  $1,569,428   $1,584,762
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................  $  975,755   $  954,222
Borrowed money..............................................     418,490      449,431
Advance payments by borrowers for taxes and insurance.......       5,595        4,410
Other liabilities...........................................      13,635       16,037
                                                              ----------   ----------
       Total liabilities....................................   1,413,475    1,424,100
Stockholders' equity:
  Preferred stock, $.01 par value:
     Authorized shares -- 15,000,000
     Issued and outstanding shares -- none at December 31,
      2003 and 2002.........................................          --           --
  Common stock, $.01 par value:
     Authorized shares -- 85,000,000
     Issued shares -- 23,423,306 at December 31, 2003 and
      2002, respectively
     Outstanding shares -- 12,200,015 and 12,674,597 at
      December 31, 2003 and 2002, respectively..............         234          234
  Additional paid-in capital................................     189,879      189,786
  Retained earnings, substantially restricted...............     106,354      107,598
  Treasury stock, at cost: 11,223,291 and 10,748,709 shares
     at December 31, 2003 and 2002, respectively............    (132,741)    (125,650)
  Unearned common stock acquired by ESOP....................      (7,158)      (8,356)
  Unearned common stock acquired by RRP.....................      (1,523)      (2,827)
  Accumulated other comprehensive income (loss), net of
     tax....................................................         908         (123)
                                                              ----------   ----------
       Total stockholders' equity...........................     155,953      160,662
                                                              ----------   ----------
       Total liabilities and stockholders' equity...........  $1,569,428   $1,584,762
                                                              ==========   ==========

                            See accompanying notes.

                               CFS BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2003            2002            2001
                                                        -------------   -------------   -------------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income:
  Loans...............................................   $    59,469     $    62,719     $    71,063
  Securities..........................................         8,859          19,211          29,439
  Other...............................................         2,944           4,631           7,605
                                                         -----------     -----------     -----------
     Total interest income............................        71,272          86,561         108,107
Interest expense:
  Deposits............................................        17,276          25,717          40,847
  Borrowed Money......................................        26,402          27,351          29,441
                                                         -----------     -----------     -----------
     Total interest expense...........................        43,678          53,068          70,288
                                                         -----------     -----------     -----------
Net interest income before provision for losses on
  loans...............................................        27,594          33,493          37,819
Provision for losses on loans.........................         2,326           1,956           1,150
                                                         -----------     -----------     -----------
Net interest income after provision for losses on
  loans...............................................        25,268          31,537          36,669
Non-interest income:
  Loan fees...........................................         1,430           1,393           1,319
  Fees on deposit accounts............................         5,301           4,112           2,563
  Insurance commissions...............................            --           1,210           1,067
  Investment commissions..............................           651             770             873
  Bank-owned life insurance income....................         1,437           1,524           1,500
  Net gain on sale of securities......................         1,780             299             599
  Net gain on sale of branches........................            --              --           2,014
  Net gain on sale of insurance agency................            --           1,084              --
  Other income........................................         1,158             921             793
                                                         -----------     -----------     -----------
     Total non-interest income........................        11,757          11,313          10,728
Non-interest expense:
  Compensation and employee benefits..................        19,932          20,070          19,028
  Net occupancy expense...............................         2,211           2,362           2,471
  Professional fees...................................         1,833           1,374           1,972
  Data processing.....................................         1,804           1,743           1,448
  Furniture and equipment expense.....................         1,776           1,925           2,037
  Marketing...........................................         1,145             904             853
  Other general and administrative expenses...........         4,185           4,296           3,624
                                                         -----------     -----------     -----------
     Total non-interest expense.......................        32,886          32,674          31,433
                                                         -----------     -----------     -----------
Income before income taxes............................         4,139          10,176          15,964
Income tax expense....................................           601           2,971           4,791
                                                         -----------     -----------     -----------
Net income............................................   $     3,538     $     7,205     $    11,173
                                                         ===========     ===========     ===========
Per share data:
  Basic earnings per share............................   $      0.31     $      0.60     $      0.80
  Diluted earnings per share..........................          0.30            0.58            0.77
Weighted-average shares outstanding...................    11,289,254      12,000,589      14,038,096
Weighted-average diluted shares outstanding...........    11,702,635      12,492,149      14,453,344

                            See accompanying notes.

                               CFS BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             UNEARNED       UNEARNED     ACCUM. OTHER
                                       ADDITIONAL                          COMMON STOCK   COMMON STOCK   COMPREHENSIVE
                              COMMON    PAID IN     RETAINED   TREASURY    ACQUIRED BY    ACQUIRED BY       INCOME
                              STOCK     CAPITAL     EARNINGS     STOCK         ESOP           RRP           (LOSS)        TOTAL
                              ------   ----------   --------   ---------   ------------   ------------   -------------   --------
                                                                    (DOLLARS IN THOUSANDS)
Balance at January 1,
  2001......................   $234     $188,990    $ 98,782   $ (68,829)    $(10,766)      $(6,019)        $(3,024)     $199,368
Net income for 2001.........     --           --      11,173          --           --            --              --        11,173
Other comprehensive income,
  net of tax:
  Change in unrealized
    appreciation on
    available-for-sale
    securities, net of
    reclassification
    adjustment..............     --           --          --          --           --            --           5,743         5,743
                                                                                                                         --------
Total comprehensive
  income....................     --           --          --          --           --            --              --        16,916
Purchase of treasury
  stock.....................     --           --          --     (43,634)          --            --              --       (43,634)
Shares earned under ESOP....     --          340          --          --        1,196            --              --         1,536
Amortization of award under
  RRP.......................     --          (52)         --          --           --         1,476              --         1,424
Exercise of stock options...     --          136          --         296           --            --              --           432
Tax benefit related to stock
  options exercised.........     --          133          --          --           --            --              --           133
Dividends declared on common
  stock ($0.36 per share)...     --           --      (4,891)         --           --            --              --        (4,891)
                               ----     --------    --------   ---------     --------       -------         -------      --------
Balance at December 31,
  2001......................    234      189,547     105,064    (112,167)      (9,570)       (4,543)          2,719       171,284
Net income for 2002.........     --           --       7,205          --           --            --              --         7,205
Other comprehensive income,
  net of tax:
  Change in unrealized
    appreciation on
    available-for-sale
    securities, net of
    reclassification
    adjustment..............     --           --          --          --           --            --          (2,842)       (2,842)
                                                                                                                         --------
Total comprehensive
  income....................     --           --          --          --           --            --              --         4,363
Purchase of treasury
  stock.....................     --           --          --     (14,626)          --            --              --       (14,626)
Shares earned under ESOP....     --          494          --          --        1,214            --              --         1,708
Amortization of award under
  RRP.......................     --          (62)         --          --           --         1,716              --         1,654
Exercise of stock options...     --         (285)         --       1,143           --            --              --           858
Tax benefit related to stock
  options exercised.........     --           92          --          --           --            --              --            92
Dividends declared on common
  stock ($0.40 per share)...     --           --      (4,671)         --           --            --              --        (4,671)
                               ----     --------    --------   ---------     --------       -------         -------      --------
Balance at December 31,
  2002......................    234      189,786     107,598    (125,650)      (8,356)       (2,827)           (123)      160,662
Net income for 2003.........     --           --       3,538          --           --            --              --         3,538
Other comprehensive income,
  net of tax:
  Change in unrealized
    appreciation on
    available-for-sale
    securities, net of
    reclassification
    adjustment..............     --           --          --          --           --            --           1,031         1,031
                                                                                                                         --------
Total comprehensive
  income....................     --           --          --          --           --            --              --         4,569
Purchase of treasury
  stock.....................     --           --          --      (9,273)          --            --              --        (9,273)
Shares earned under ESOP....     --          497          --          --        1,198            --              --         1,695
Amortization of award under
  RRP.......................     --          (47)         --          --           --         1,304              --         1,257
Exercise of stock options...     --         (450)         --       2,182           --            --              --         1,732
Tax benefit related to stock
  options exercised.........     --           93          --          --           --            --              --            93
Dividends declared on common
  stock ($0.44 per share)...     --           --      (4,782)         --           --            --              --        (4,782)
                               ----     --------    --------   ---------     --------       -------         -------      --------
Balance at December 31,
  2003......................   $234     $189,879    $106,354   $(132,741)    $ (7,158)      $(1,523)        $   908      $155,953
                               ====     ========    ========   =========     ========       =======         =======      ========


                            See accompanying notes.

                               CFS BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income................................................  $   3,538   $   7,205   $  11,173
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Provision for losses on loans........................      2,326       1,956       1,150
     Depreciation and amortization........................      1,532       1,787       1,944
     Deferred income taxes................................     (2,273)     (1,582)       (254)
     Amortization of cost of stock benefit plans..........      2,952       3,362       2,960
     Tax benefit from exercises of nonqualified stock
       options............................................         93          92         133
     Change in deferred income............................        157       1,327         263
     (Increase) decrease in accrued interest receivable...        (26)        290       3,728
     Increase (decrease) in accrued interest payable......         21        (184)       (958)
     Proceeds from sale of loans held for sale............     12,697      12,128       5,873
     Origination of loans held for sale...................    (15,087)    (11,484)     (6,229)
     Gain on sale of branches.............................         --          --      (2,014)
     Net gain on sale of securities available-for-sale....       (348)       (299)       (599)
     Net gain on sale of securities held-to-maturity......     (1,432)         --          --
     Purchase of Bank-owned life insurance................         --          --      (6,192)
     Decrease (increase) in prepaid expenses and other
       assets.............................................      2,764       6,033      (1,441)
     Decrease in other liabilities........................     (2,797)     (3,879)     (2,545)
                                                            ---------   ---------   ---------
       Net cash provided by operating activities..........      4,117      16,752       6,992
INVESTING ACTIVITIES
Available-for-sale securities:
  Purchases...............................................   (492,397)   (668,626)   (536,767)
  Repayments..............................................    469,588     635,931     502,847
  Sales...................................................     29,751      12,951      34,545
Held-to-maturity securities:
  Repayments and maturities...............................      2,727      15,288     211,393
  Sales...................................................     16,805          --          --
Redemption of Federal Home Loan Bank stock................         17         412         856
Loan originations and principal payments on loans, net....    (42,456)    (53,291)    112,443
Additions to real estate owned............................         --         (84)       (264)
Proceeds from sale of real estate owned...................      1,857       2,687       2,069
Purchases of properties and equipment.....................     (2,363)     (1,746)     (1,262)
Disposal of properties and equipment......................        928       1,107         693
                                                            ---------   ---------   ---------
       Net cash flows (used in) provided by investing
          activities......................................    (15,543)    (55,371)    326,553

                               CFS BANCORP, INC.

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
                                                                 (DOLLARS IN THOUSANDS)
FINANCING ACTIVITIES
Proceeds from exercise of stock options...................  $   1,732   $     858   $     432
Dividends paid on common stock............................     (4,713)     (4,642)     (5,143)
Purchase of treasury stock................................     (9,273)    (14,626)    (43,634)
Net increase in checking, savings, and money market
  accounts................................................        162      55,729      46,766
Net increase (decrease) in certificates of deposit........     21,346     (47,312)      4,680
Net increase (decrease) in advance payments by borrowers
  for taxes and insurance.................................      1,185         (87)     (1,356)
Decrease in checking, savings and money market accounts in
  connection with sale of branches........................         --          --     (10,823)
Decrease in certificates of deposit in connection with
  sale of branches........................................         --          --     (28,252)
Premium on deposits received in connection with sale of
  branches................................................         --          --       2,014
Net decrease in borrowed money............................    (30,941)    (13,227)    (85,418)
                                                            ---------   ---------   ---------
Net cash flows used in financing activities...............    (20,502)    (23,307)   (120,734)
                                                            ---------   ---------   ---------
(Decrease) increase in cash and cash equivalents..........    (31,928)    (61,926)    212,811
Cash and cash equivalents at beginning of year............    210,141     272,067      59,256
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $ 178,213   $ 210,141   $ 272,067
                                                            =========   =========   =========
Supplemental disclosure of non-cash activities:
  Loans transferred to real estate owned..................  $   1,170   $   2,368   $   1,875
  Cash paid for interest on deposits......................     17,251      25,860      41,282
  Cash paid for interest on borrowings....................     26,406      27,392      29,964
  Cash paid for taxes.....................................      2,452       2,023       5,679

                            See accompanying notes.

                               CFS BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2003

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 ORGANIZATION

     CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) is a Delaware corporation, incorporated in March 1998 for the purpose of becoming the holding company for Citizens Financial Services, FSB (Bank). The Company is headquartered in Munster, Indiana. The Bank is a federal savings bank offering a full range of financial services to customers who are primarily located in Northwest Indiana and the south and southwest Chicagoland area. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential and commercial mortgage loans as well as other types of consumer and commercial loans.

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, the Bank. The Bank has the following subsidiaries: CFS Insurance Agency, Inc., CFS Investment Services, Inc., CFS Holdings, Ltd., and Suburban Mortgage Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the 2002 and 2001 consolidated financial statements to conform to the 2003 presentation.

  USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include amounts due from depository banks and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods.

  SECURITIES

     Management determines the classification of securities at the time of purchase. Debt securities are classified as held-to-maturity and carried at amortized cost if management has the intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, included in accumulated other comprehensive income. The Company has no trading account securities.

     The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security using the level-yield method. Such amortization is included in interest income from securities. A decline in the market value of any available-for-sale or held-to-maturity security below amortized cost that is deemed to be other-than-temporary (OTT) results in a charge to earnings thereby establishing a new cost basis for the security. Gains and losses on sales of securities are determined by specifically identifying the carrying amount of the security sold.

  LOANS

     Loans are carried at the principal amount outstanding, net of unearned income, including net deferred loan origination and commitment fees, and portions charged off. Interest on loans is recorded as income as

                               CFS BANCORP, INC.

borrowers' payments become due. Interest on loans is not accrued on loans which are 90 days or more past due, or for loans which management believes, after giving consideration to economic and business conditions and collection efforts, collection of interest is doubtful. Loans held-for-sale, if any, are carried at the lower of aggregate cost or market value.

  LOAN FEES AND COSTS

     Loan origination and commitment fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield. The Company is accreting these amounts over the contractual life of the related loans. Remaining deferred loan fees and costs are reflected in income upon sale or repayment of the loan.

  ALLOWANCE FOR LOSSES ON LOANS

     The allowance for losses on loans is maintained at a level believed adequate by management to absorb losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance for losses on loans is based on an evaluation of the portfolio and, among other things, the borrowers' ability to repay, estimated collateral values, prior loss experience, growth and composition of the portfolio, assessment of individual problem loans, and current economic events in specific industries and regions including unemployment levels, regulatory guidance and general economic conditions. Determination of the allowance for losses on loans is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for losses on loans is expensed based on management's periodic evaluation of the factors previously mentioned. Future changes to the allowance may be necessary based on changes in economic conditions, financial condition of borrowers, and loan loss experience.

     Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement, including principal and interest. Loans subject to impairment valuation are defined as non-accrual and restructured loans exclusive of homogeneous loans such as single-family residential and consumer loans. Specific allowances are established for impaired loans for which the recorded investment in the loan exceeds the value of the loan. The value of the loan is determined based on the fair value of the collateral, if the loan is collateral-dependent, at the present value of expected future cash flows discounted at the loan's effective interest rate or at the observable market price of the impaired loan. Interest income on impaired loans is recorded when cash is received and only if principal is considered to be fully collectible.

     Commercial loans and loans secured by real estate are generally charged off to the extent principal and interest due exceed the net realizable value of the collateral with the charge-off occurring when the loss is reasonably quantifiable. Consumer loans are subject to mandatory charge-off at a specific date, typically at the end of the month in which the loan becomes 120 days past due.

  REAL ESTATE OWNED

     Real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Real estate owned is recorded at fair value at the date of foreclosure. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus estimated costs to sell.

                               CFS BANCORP, INC.

  OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are stated at cost less accumulated depreciation. Provisions for depreciation of office properties and equipment are computed using the straight-line method over the estimated useful lives of the related assets. Long-lived assets are periodically evaluated for impairment.

  EARNINGS PER SHARE

     Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Employee Stock Ownership Plan (ESOP) shares not committed to be released and Recognition and Retention Plan (RRP) shares which have not vested are not considered to be outstanding. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's potentially dilutive common shares represent shares issuable under its stock option and RRP plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

  STOCK-BASED COMPENSATION

     The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company's employees' stock options which have been granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the RRP is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

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

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2003     2002     2001
                                                            ------   ------   -------
                                                              (DOLLARS IN THOUSANDS
                                                             EXCEPT PER SHARE DATA)
Net income (as reported)..................................  $3,538   $7,205   $11,173
Stock-based compensation expense determined using fair
  value method, net of tax................................     680      763       679
                                                            ------   ------   -------
Pro forma net income......................................  $2,858   $6,442   $10,494
                                                            ======   ======   =======
Basic earnings per share (as reported)....................  $ 0.31   $ 0.60   $  0.80
Pro forma basic earnings per share........................    0.25     0.54      0.75
Diluted earnings per share (as reported)..................    0.30     0.58      0.77
Pro forma diluted earnings per share......................    0.24     0.52      0.73

     The fair value of the option grants for the years ended December 31, 2003, 2002 and 2001 was estimated using the Black-Scholes option value model, with the following assumptions: dividend yield of approximately 3.0% in 2003, 2.8% in 2002 and 3.6% in 2001; expected volatility of 28.3% in 2003, 30.2% in 2002 and 30.2% in 2001; risk-free interest of 3.63%, 3.60% and 5.03%, for 2003, 2002 and
2001, respectively; and an original expected life of ten years for all options granted.

                               CFS BANCORP, INC.

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

     For additional details on the Company's stock-based compensation plans, see
Note 11 to the consolidated financial statements.

  INCOME TAXES

     The Company provides for deferred tax assets and liabilities, which represent the difference between the financial statement and tax basis of assets and liabilities and are measured using the enacted tax rates and laws applicable to periods when the differences are expected to reverse. Deferred taxes arise because certain transactions affect the determination of taxable income for tax return purposes differently than for book purposes. Current tax expense is provided based upon the actual tax liability incurred for tax return purposes.

  COMPREHENSIVE INCOME

     Comprehensive income is the total of reported net income and all other revenues, expenses, gains, and losses that under accounting principles generally accepted in the United States are not included in net income. The Company includes unrealized gains or losses, net of tax, on securities available-for-sale in other comprehensive income.

  SEGMENT REPORTING

     Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Senior management evaluates the operations of the Company as one operating segment, community banking, due to the materiality of the banking operation to the Company's financial condition and results of operations, taken as a whole. As a result, separate segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans, mortgage-related services, investment services, and trust services. Revenues for the significant products and services are disclosed separately in the consolidated statements of income.

  NEW ACCOUNTING PRONOUNCEMENTS

  Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 were effective for the Company as of December 31, 2002 and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied

                               CFS BANCORP, INC.

prospectively to guarantees issued or modified after December 31, 2002. Significant guarantees that have been entered into by the Company are disclosed in Note 14 to the consolidated financial statements. The Company's adoption of FIN 45 did not have a material impact on its results of operations, financial position, or liquidity.

  Consolidation of Variable Interest Entities

     In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. The objective of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interest, and results of operations of a VIE need to be included in a company's consolidated financial statements.

     In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The Company does not expect the adoption of FIN 46 to have a material impact on its results of operations, financial position, or liquidity because the Company has not identified any VIEs.

  Financial Instruments with Characteristics of both Liabilities and Equity

     In May 2003, Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity was issued, establishing standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement requires that an issuer classify certain financial instruments, which may previously have been classified as equity, as a liability. This generally includes financial instruments which either 1) require mandatory redemption at a specified time other than upon liquidation or termination of the entity, 2) include an obligation to either repurchase the issuer's equity shares or is indexed to such an obligation and which may require settlement in cash or 3) require the issuance of a variable number of the issuer's shares based on a monetary amount which is generally unrelated to the value of those shares. The Statement was effective for the Company as of July 1, 2003 and adoption did not have a material impact on the Company's accounting and reporting.

                               CFS BANCORP, INC.

2. SECURITIES

     The amortized cost of securities available-for-sale and their fair values are as follows:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
At December 31, 2003:
  Agency securities, corporate bonds, and
     commercial paper......................  $132,127      $  692       $   --      $132,819
  Participation certificates and
     collateralized mortgage obligations...   108,468         888          255       109,101
  Real estate mortgage investment
     conduits..............................    75,245         626           73        75,798
  Trust preferred securities...............     4,934          --          267         4,667
  Equity securities........................     5,657         178          431         5,404
                                             --------      ------       ------      --------
                                             $326,431      $2,384       $1,026      $327,789
                                             ========      ======       ======      ========
At December 31, 2002:
  Callable agency securities, corporate
     bonds, and commercial paper...........  $ 30,767      $  320       $   --      $ 31,087
  Participation certificates and
     collateralized mortgage obligations...    64,084         820          136        64,768
  Real estate mortgage investment
     conduits..............................   231,752         862          744       231,870
  Trust preferred securities...............     4,931          --          531         4,400
  Equity securities........................     4,400          83          906         3,577
                                             --------      ------       ------      --------
                                             $335,934      $2,085       $2,317      $335,702
                                             ========      ======       ======      ========

     At December 31, 2002 the Company had $15.3 million in callable agency securities which had call features at amounts not less than par and were not purchased with significant premiums or discounts.

     The Company had no held-to-maturity securities as of December 31, 2003. The amortized cost of securities held-to-maturity and their fair values at December 31, 2002 are below.

                                                            GROSS        GROSS
                                              AMORTIZED   UNREALIZED   UNREALIZED    FAIR
                                                COST        GAINS        LOSSES      VALUE
                                              ---------   ----------   ----------   -------
                                                         (DOLLARS IN THOUSANDS)
At December 31, 2002:
  Participation certificates and
     collateralized mortgage obligations....   $20,651       $520         $10       $21,161
  Real estate mortgage investment
     conduits...............................       751         65          --           816
                                               -------       ----         ---       -------
                                               $21,402       $585         $10       $21,977
                                               =======       ====         ===       =======

                               CFS BANCORP, INC.

     The following table presents the period of time for gross unrealized losses and fair value by investment category at December 31, 2003.

                                    LESS THAN 12 MONTHS     12 MONTHS OR MORE           TOTAL
                                    --------------------   -------------------   --------------------
                                     FAIR     UNREALIZED    FAIR    UNREALIZED    FAIR     UNREALIZED
                                     VALUE      LOSSES     VALUE      LOSSES      VALUE      LOSSES
                                    -------   ----------   ------   ----------   -------   ----------
                                                         (DOLLARS IN THOUSANDS)
Participation certificates and
  collateralized mortgage
  obligations.....................  $34,371      $255      $   --      $ --      $34,371     $  255
Real estate mortgage investment
  conduits........................    5,063        73          --        --        5,063         73
Trust preferred securities........       --        --       4,667       267        4,667        267
Equity securities.................       49         1       2,571       430        2,620        431
                                    -------      ----      ------      ----      -------     ------
                                    $39,483      $329      $7,238      $697      $46,721     $1,026
                                    =======      ====      ======      ====      =======     ======

     If management determines that an investment experienced an other-than-temporary (OTT) decline in value, the loss must then be recognized in the income statement. Any security gains when the same securities recover in value cannot be recognized in income. Instead, the recovery is recorded as an unrealized gain (as other comprehensive income in stockholders' equity) and not recognized in income until the security is ultimately sold. Indications of OTT declines in value include prolonged periods of consistent unrealized losses or deterioration in the financial condition or near-term prospects of the issuer. Management evaluates its investments for OTT declines in value on an individual basis.

     Management does not believe any individual unrealized loss as of December 31, 2003 represents an OTT impairment. The unrealized losses reported for participation certificates, collateralized mortgage obligations, and real estate mortgage investment conduits are, in their entirety, on securities issued by government-sponsored entities including the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Association (GNMA) and are attributable to changes in interest rates and the current low interest rate environment.

     The unrealized losses associated with the trust preferred securities relate to a single issue. This security is current in its payments, and there has been no history of deferred payments.

     Unrealized losses in equity securities relate to a variety of issues which are not related to each other. One security was determined to be impaired during the third quarter of 2003, and the Company recorded a $120,000 ($73,000 net of tax) write-down on September 30, 2003 related to this security. No other securities were deemed to be impaired at December 31, 2003.

     Management monitors the Company's investments with gross unrealized losses daily. The Company has the intent to recover the costs associated with these securities but can give no assurance that losses will not be realized if it is deemed that there will be a future economic benefit in realizing the loss.

                               CFS BANCORP, INC.

     The amortized cost and fair value of securities at December 31, 2003, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

                                                                   AVAILABLE-FOR-SALE
                                                             -------------------------------
                                                               AMORTIZED COST     FAIR VALUE
                                                             ------------------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Due in one year or less....................................       $  5,773         $  5,773
Due after one year through five years......................        126,354          127,046
Due after more than ten years..............................          4,934            4,667
Participation certificates and collateralized mortgage
  obligations..............................................        108,468          109,101
Real estate mortgage investment conduits...................         75,245           75,798
Equity securities..........................................          5,657            5,404
                                                                  --------         --------
                                                                  $326,431         $327,789
                                                                  ========         ========

     For the year ended December 31, 2003, gross gains and gross losses of $469,000 ($299,000 net of taxes) and $1,000 ($600 net of taxes), respectively, were recorded from sales of available-for-sale securities. The Company also recorded a realized loss of $120,000 ($73,000 net of tax) related to OTT impairment as discussed previously.

     For the year ended December 31, 2002, gross gains and gross losses of $740,000 ($524,000 net of taxes) and $441,000 ($312,000 net of taxes), respectively, were recorded from sales of available-for-sale securities.

     For the year ended December 31, 2001, gross gains and gross losses of $739,000 ($517,000 net of taxes) and $140,000 ($98,000 net of taxes), respectively, were recorded from sales of available-for-sale securities.

     During 2003, the Company sold $15.3 million of held-to-maturity mortgage-backed securities resulting in gross gains of $1.4 million ($874,000 net of tax). Market conditions were deemed optimal for selling these securities and allowed the Company to reinvest the proceeds into structures with anticipated higher total returns.

     In conjunction with the sale of the above held-to-maturity securities, the Company reclassified the remaining held-to-maturity portfolio totaling $3.2 million to available-for-sale as a reflection of its intent to hold all investments as available-for-sale. The transfer of these securities to available-for-sale resulted in $61,000 of additional unrealized gains as of December 31, 2003.

                               CFS BANCORP, INC.

3.  LOANS RECEIVABLE

     Loans receivable consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
First mortgage loans:
  Single-family residential.................................   $317,645     $386,050
  Multi-family residential..................................     87,888       71,170
  Commercial real estate....................................    340,807      271,426
  Construction and land development:
     Single-family residential..............................     16,488       12,118
     Multi-family residential...............................     73,197       63,893
     Commercial real estate.................................     92,848       88,951
Home equity loans...........................................     71,360       45,106
Other loans:
  Commercial................................................     36,222       40,034
  Consumer..................................................      2,422        2,610
  Undisbursed portion of loan proceeds......................    (54,076)     (39,704)
  Net deferred yield adjustments............................     (2,807)      (2,632)
                                                               --------     --------
                                                                981,994      939,022
Allowance for losses on loans...............................     10,453        8,674
                                                               --------     --------
Loans receivable, net.......................................   $971,541     $930,348
                                                               ========     ========

     The Bank's lending activities have been concentrated primarily within its immediate geographic area as well as the geographic Midwest. The Bank generally requires collateral on loans and loan-to-value ratios of no greater than 80%.

     At December 31, 2003, 2002 and 2001, the Company serviced $10.8 million, $16.8 million and $21.1 million, respectively, of loans for others.

                               CFS BANCORP, INC.

     Activity in the allowance for losses on loans is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2003      2002      2001
                                                           -------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Balance at beginning of year.............................  $ 8,674   $ 7,662   $7,187
Provision for losses on loans............................    2,326     1,956    1,150
Charge-offs..............................................     (760)   (1,183)    (855)
Recoveries...............................................      213       239      180
                                                           -------   -------   ------
Balance at end of year...................................  $10,453   $ 8,674   $7,662
                                                           =======   =======   ======

                                                               DECEMBER 31,
                                                              ---------------
                                                               2003     2002
                                                              ------   ------
                                                                (DOLLARS IN
                                                                THOUSANDS)
Impaired loans:
  With a valuation reserve..................................  $4,306   $3,853
  No valuation reserve required.............................     387    2,460
                                                              ------   ------
Total impaired loans........................................  $4,693   $6,313
                                                              ======   ======
Valuation reserve relating to impaired loans................  $  798   $  150
Average impaired loans during year..........................   4,745    3,949

4.  OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:

                                                                                DECEMBER 31,
                                                              ESTIMATED       -----------------
                                                             USEFUL LIVES      2003      2002
                                                          ------------------  -------   -------
                                                                                 (DOLLARS IN
                                                                                 THOUSANDS)
Cost:
Land....................................................                      $ 2,202   $ 1,921
Buildings...............................................     30-40 years       15,315    15,341
Leasehold improvements..................................  Over term of lease    1,511     2,310
Furniture and equipment.................................      3-15 years       12,421    12,844
Construction in progress................................                          196       257
                                                                              -------   -------
                                                                               31,645    32,673
Less: accumulated depreciation and amortization.........                       17,907    18,838
                                                                              -------   -------
                                                                              $13,738   $13,835
                                                                              =======   =======

     Depreciation expense charged to operations in 2003, 2002 and 2001, approximated $1.4 million, $1.7 million and $1.8 million, respectively.

                               CFS BANCORP, INC.

 OPERATING LEASES

     At December 31, 2003, the Company and its subsidiaries were obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates throughout the year 2008. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2003, have initial or remaining noncancelable lease terms in excess of one year (dollars in thousands).

Year ended December 31:
  2004.............................................   $  562
  2005.............................................      546
  2006.............................................      459
  2007.............................................      215
  2008.............................................      127
                                                      ------
                                                      $1,909
                                                      ======

     Rental expense charged to operations in 2003, 2002 and 2001, amounted to approximately $405,000, $605,000 and $640,000, respectively, including amounts paid under short-term cancelable leases.

5.  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable consists of the following:

                                                                       DECEMBER 31,
                                                                  -----------------------
                                                                   2003            2002
                                                                  -------         -------
                                                                  (DOLLARS IN THOUSANDS)
U.S. government agency securities and other investments.....      $1,801          $  349
Participation certificates and collateralized mortgage
  obligations...............................................         477             525
Real estate mortgage investment conduits....................         308           1,187
Loans receivable............................................       4,037           4,536
                                                                  ------          ------
                                                                  $6,623          $6,597
                                                                  ======          ======

                               CFS BANCORP, INC.

6.  DEPOSITS

     Deposits and interest rate data are summarized as follows:

                                                                       DECEMBER 31,
                                                                  ----------------------
                                                                    2003          2002
                                                                  --------      --------
                                                                  (DOLLARS IN THOUSANDS)
Checking accounts:
  Noninterest-bearing.......................................      $ 36,358      $ 31,318
  Interest-bearing..........................................        91,618        90,905
                                                                  --------      --------
Total checking accounts.....................................       127,976       122,223
Savings accounts:
  Savings accounts..........................................       192,778       197,530
  Individual retirement accounts............................        11,843        14,840
                                                                  --------      --------
Total savings accounts......................................       204,621       212,370
Money market accounts.......................................       123,851       121,693
Certificate of deposit accounts:
  Less than one year........................................       421,155       377,212
  One to two years..........................................        55,816        57,119
  Two to three years........................................        20,148        34,367
  Three to four years.......................................        15,429        12,248
  Four to five years........................................         4,847        13,980
  Greater than five years...................................         1,526         2,649
                                                                  --------      --------
Total certificate of deposit accounts.......................       518,921       497,575
Accrued interest payable....................................           386           361
                                                                  --------      --------
                                                                  $975,755      $954,222
                                                                  ========      ========
Weighted-average cost of deposits...........................          1.69%         2.32%

     Interest expense on deposits consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Checking accounts.......................................  $   430   $   562   $ 1,111
Savings accounts........................................    1,347     2,768     4,591
Money market accounts...................................    1,744     2,173     2,187
Certificates of deposit.................................   13,755    20,214    32,958
                                                          -------   -------   -------
                                                          $17,276   $25,717   $40,847
                                                          =======   =======   =======

     The aggregate amount of deposits in denominations of greater than one hundred thousand dollars was $232.6 million and $215.0 million at December 31, 2003 and 2002, respectively. Deposits in excess of one hundred thousand dollars generally are not federally insured.

                               CFS BANCORP, INC.

7.  BORROWED MONEY

     Borrowed money consists of the following:

                                                             DECEMBER 31,
                                               -----------------------------------------
                                                      2003                  2002
                                               -------------------   -------------------
                                               WEIGHTED              WEIGHTED
                                               AVERAGE               AVERAGE
                                                 RATE      AMOUNT      RATE      AMOUNT
                                               --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Secured advances from FHLB -- Indianapolis:
  Maturing in 2003 -- fixed-rate.............      --%    $     --     5.22%    $ 30,748
  Maturing in 2010 -- fixed-rate.............    5.92      400,000     5.92      400,000
  Maturing in 2014 -- fixed-rate.............    6.71        1,244     6.71        1,259
  Maturing in 2018 -- fixed-rate.............    5.54        2,911     5.54        2,954
  Maturing in 2019 -- fixed-rate.............    6.32        7,835     6.32        7,970
Secured advances from FHLB -- Chicago:
  Maturing in 2008 -- fixed-rate.............    5.26        6,500     5.26        6,500
                                                          --------              --------
                                                          $418,490              $449,431
                                                          ========              ========
Weighted-average interest rate...............    5.92%                 5.87%

     Advances totaling $400.0 million with final maturities in 2010 contain call dates in 2004. Advances totaling $6.5 million with final maturities in 2008 contain call dates in 2004.

     The advances can be prepaid subject to a substantial penalty which is calculated based on the present value of the future cash flows at current interest rates. At December 31, 2003, the Company estimated the prepayment penalty at $54.7 million to pay off the aggregate advances. Should interest rates increase, the Company expects the estimated prepayment penalty to decrease.

     Pursuant to collateral agreements with the Federal Home Loan Bank of Indianapolis (FHLB-IN), advances are secured by the following assets (dollars in thousands):

DESCRIPTION OF COLLATERAL                                      AMOUNT PLEDGED
-------------------------                                      --------------
FHLB-IN stock...............................................      $ 26,441
First mortgage loans........................................       317,826
Mortgage-backed securities..................................       191,389
FHLB-IN time deposits.......................................         6,000
                                                                  --------
                                                                  $541,656
                                                                  ========

     Pursuant to collateral agreements with the Federal Home Loan Bank of Chicago (FHLB-C), advances are secured by stock in the FHLB-C, FHLB corporate notes with a carrying value of $15.0 million and certain mortgage-backed securities having a carrying value of $2.8 million.

     As of December 31, 2003, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds at the market rate for the purchase of federal funds at the time of request. The line was not used in 2003.

     The Company enters into sales of securities under agreements to repurchase (repurchase agreements). These repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed funds in the consolidated statements of condition. The securities underlying these

                               CFS BANCORP, INC.

repurchase agreements continue to be reflected as assets of the Company. There were no securities sold under agreements to repurchase at December 31, 2003 or December 31, 2002.

     Interest expense on borrowed money is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Advances from FHLBs.....................................  $26,402   $27,351   $28,366
Securities sold under agreements to repurchase..........       --        --     1,075
                                                          -------   -------   -------
                                                          $26,402   $27,351   $29,441
                                                          =======   =======   =======

8.  INCOME TAXES

     The income tax provision consists of the following:

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             2003     2002      2001
                                                            ------   -------   ------
                                                             (DOLLARS IN THOUSANDS)
Current tax expense:
  Federal.................................................  $1,046   $ 4,236   $4,454
  State...................................................     158       317      591
Deferred tax expense benefit:
  Federal.................................................    (433)   (1,423)    (262)
  State...................................................    (170)     (159)       8
                                                            ------   -------   ------
                                                            $  601   $ 2,971   $4,791
                                                            ======   =======   ======

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              2003      2002     2001
                                                              -----     ----     ----
Statutory rate..............................................   35.0%    35.0%    35.0%
State taxes.................................................   (0.3)     1.8      3.8
Bank-owned life insurance...................................  (12.2)    (5.2)    (3.3)
Other.......................................................   (8.0)    (2.4)    (5.5)
                                                              -----     ----     ----
Effective rate..............................................   14.5%    29.2%    30.0%
                                                              =====     ====     ====

                               CFS BANCORP, INC.

     Significant components of deferred tax assets and liabilities are as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2003          2002
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Deferred tax assets:
  Allowance for losses on loans.............................   $4,112        $3,558
  Deferred compensation.....................................      895           681
  Deferred loan fees........................................    1,238         1,129
  Other.....................................................       --            18
                                                               ------        ------
                                                                6,245         5,386
Deferred tax liabilities:
  Excess tax accumulated provision for losses over base
     year...................................................       --           300
  Depreciation..............................................       98           210
  FHLB stock dividends......................................      689           182
  Other.....................................................      474           313
                                                               ------        ------
                                                                1,261         1,005
                                                               ------        ------
Net deferred tax asset......................................    4,984         4,381
Tax effect of adjustment related to unrealized
  (appreciation) depreciation on available-for-sale
  securities................................................     (450)          132
                                                               ------        ------
Net deferred tax assets including adjustments...............   $4,534        $4,513
                                                               ======        ======

     The Bank has qualified under provisions of the Internal Revenue Code, which permitted it to deduct from taxable income an allowance for bad debts, which differs from the provision for such losses charged to income. Accordingly, retained income at December 31, 2003 includes approximately $12.5 million, for which no provision for income taxes has been made. If in the future this portion of retained income is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable rates. If income taxes had been provided, the deferred tax liability would have been approximately $4.9 million.

9.  REGULATORY CAPITAL

     The principal source of cash flow for the Company is dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payment of dividends by the Bank is dependent upon individual regulatory capital requirements and levels of profitability.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to quantitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below of the total risk-based, tangible, and core capital, as

                               CFS BANCORP, INC.

defined in the regulations. As of December 31, 2003, the Bank met all capital adequacy requirements to which it is subject.

     As of December 31, 2003, the most recent notification from the OTS categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tangible, and core ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category. At December 31, 2003, adjusted total assets were $1.55 billion and risk-weighted assets were $1.09 billion.

                                                                      TO BE WELL-CAPITALIZED
                                                                           UNDER PROMPT
                                                     FOR CAPITAL         CORRECTIVE ACTION
                                    ACTUAL        ADEQUACY PURPOSES         PROVISIONS
                               ----------------   -----------------   -----------------------
                                AMOUNT    RATIO    AMOUNT    RATIO      AMOUNT        RATIO
                               --------   -----   --------   ------   -----------   ---------
                                                   (DOLLARS IN THOUSANDS)
As of December 31, 2003:
  Risk-based.................  $141,974   13.04%  $87,083    >8.00%    $108,854      >10.00%
  Tangible...................   131,521    8.46    23,307    >1.50       31,076       >2.00
  Core.......................   131,521    8.46    62,152    >4.00       77,690       >5.00
As of December 31, 2002:
  Risk-based.................  $140,233   13.97%  $80,310    >8.00%    $100,388      >10.00%
  Tangible...................   131,559    8.42    23,435    >1.50       31,246       >2.00
  Core.......................   131,559    8.42    62,492    >4.00       78,116       >5.00

10.  EMPLOYEE BENEFIT PLANS

     The Company participates in an industry-wide, multi-employer, defined benefit pension plan, which covers all full-time employees who have attained at least 21 years of age and completed one year of service. Calculations to determine full-funding status are made annually as of June 30. Pension expense for the years ended December 31, 2003, 2002 and 2001 was $1.6 million, $889,000 and $134,000, respectively. Asset and plan benefit information is not available for participating associations on an individual basis.

     The Retirement Plan benefits were frozen effective March 1, 2003. Although no further benefits will accrue while the freeze remains in place, the freeze does not reduce the benefits accrued to date. Even though the benefits are frozen, the Company will review the funding level and will continue to make necessary contributions to keep the plan adequately funded.

     The Company also participates in a single-employer defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code. Participation eligibility in this plan is substantially the same as in the aforementioned defined benefit pension plan. This plan called for a discretionary contribution within specified limits and a matching Company contribution equal to a specified percentage of employee contributions. Plan expense for the years ended December 31, 2003, 2002 and 2001 was approximately $230,000, $252,000 and $251,000, respectively.

     The Company provides supplemental retirement benefits for certain senior officers in the form of payments upon retirement, death, or disability. The annual benefit is based on actuarial computations of existing plans without imposing Internal Revenue Service limits. Expenses related to this plan for the years ended December 31, 2003, 2002 and 2001, were $29,000, $87,000 and $97,000, respectively.

                               CFS BANCORP, INC.

11.  STOCK-BASED BENEFIT PLANS

     In 1998, the Company established an Employee Stock Ownership Plan (ESOP) for the employees of the Company and the Bank. The ESOP is a qualifying pension plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. Upon formation, the ESOP borrowed $14.3 million from the Company and purchased 1,428,300 shares of common stock. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-twelfth of the shares are scheduled to be released each year as one-twelfth of the loan (principal and interest) is scheduled to be repaid each year. Dividends on both allocated and unallocated shares are used to pay down the loan. Expense related to this ESOP for the years ended December 31, 2003, 2002 and 2001 was $1.7 million, $1.7 million and $1.5 million, respectively. ESOP shares not committed to be released are not considered outstanding for purposes of computing EPS.

     The following table summarizes shares of Company common stock held by the
ESOP:

                                                              DECEMBER 31,
                                                         -----------------------
                                                            2003         2002
                                                         ----------   ----------
                                                         (DOLLARS IN THOUSANDS)
Shares allocated to participants.......................    579,837      533,565
Unallocated and unearned shares........................    715,680      835,645
                                                         ---------    ---------
                                                         1,295,517    1,369,210
                                                         =========    =========
Fair value of unearned ESOP shares.....................    $10,592      $11,950

     The Company also provides supplemental retirement benefits for certain senior officers under the ESOP. This benefit is also based on computations for the existing plan exclusive of Internal Revenue Service limits. Expenses related to this plan for the years ended December 31, 2003, 2002 and 2001, were $72,000, $86,000 and $59,000, respectively.

     In February 1999, the Company, with shareholder approval, established the RRP, which is a stock-based incentive plan, and a stock option plan. The Bank contributed $7.5 million to the RRP to purchase a total of 714,150 shares of Company common stock. On April 1, 1999, the Compensation Committee of the Board of Directors granted 707,000 shares under this plan to 92 participants. On April 1, 2003, the Compensation Committee also granted 21,000 shares to five participants.

     The following table summarizes shares of Company's common stock held by the RRP at December 31, 2003:

Shares purchased by the plan................................    714,150
Shares granted in 1999......................................   (707,000)
Shares forfeited in 1999....................................      2,000
Shares forfeited in 2000....................................      6,800
Shares forfeited in 2001....................................      2,700
Shares forfeited in 2002....................................      2,600
Shares granted in 2003......................................    (21,000)
Shares forfeited in 2003....................................        800
                                                               --------
Shares available for grant December 31, 2003................      1,050
                                                               ========

     The shares granted in the RRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period and is based on the market value of the Company's stock as of the date of grant. The remaining unamortized cost of the RRP is reflected as a reduction in stockholders'

                               CFS BANCORP, INC.

equity. Expenses under this plan for the years ended December 31, 2003, 2002 and 2001 were $1.3 million, $1.5 million and $1.4 million, respectively.

     The Company has stock option plans under which shares of Company common stock are reserved for the grant of both incentive and nonincentive stock options to directors, officers, and employees. The dates the options are first exercisable and expire are determined by the Compensation Committee. The exercise price of the options is equal to the fair market value of the common stock on the grant date.

     The following is a combined analysis of the stock option activity for each of the three years ended December 31, 2003, 2002 and 2001.

                                                            NUMBER OF   EXERCISE PRICE
                                                             SHARES        PER SHARE
                                                            ---------   ---------------
                                                                  (IN THOUSANDS)
Outstanding at January 1, 2001............................    1,574     $ 1.85 - $13.83
Granted...................................................      308      11.00 -  14.46
Exercised.................................................      (70)      1.85 -  13.09
Forfeited.................................................      (40)      8.44 -  13.83
                                                              -----     ---------------
Outstanding at December 31, 2001..........................    1,772       1.85 -  14.46
Granted...................................................      159      13.43 -  14.24
Exercised.................................................      (99)      1.85 -  11.25
Forfeited.................................................      (34)      8.44 -  14.24
                                                              -----     ---------------
Outstanding at December 31, 2002..........................    1,798       4.21 -  14.46
Granted...................................................      280      13.99 -  14.76
Exercised.................................................     (185)      4.21 -  14.00
Forfeited.................................................      (79)      8.19 -  14.25
                                                              -----     ---------------
Outstanding at December 31, 2003..........................    1,814     $ 4.78 - $14.76
                                                              =====     ===============

     At December 31, 2003, 1,039,539 stock options were exercisable with a range in exercise price from $4.78 to $14.46. The weighted-average remaining contractual life of the outstanding options was 6.0 years and the average exercise price was $10.84. At December 31, 2003, there were 428,195 shares available for future grants.

                               CFS BANCORP, INC.

12.  OTHER COMPREHENSIVE INCOME

     The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Unrealized holding gains (losses) arising during the
  period:
  Unrealized net gains (losses).........................  $ 3,371   $(3,838)  $ 9,588
  Related tax (expense) benefit.........................   (1,241)    1,230    (3,426)
                                                          -------   -------   -------
  Net...................................................    2,130    (2,608)    6,162
Less: reclassification adjustment for net gains realized
  during the period:
  Realized net gains....................................    1,780       299       599
  Related tax expense...................................     (681)      (65)     (180)
                                                          -------   -------   -------
  Net...................................................    1,099       234       419
                                                          -------   -------   -------
Total other comprehensive income (loss).................  $ 1,031   $(2,842)  $ 5,743
                                                          =======   =======   =======

13.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                              YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       2003            2002            2001
                                                   -------------   -------------   -------------
                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net income.......................................   $    3,538      $    7,205      $   11,173
                                                    ==========      ==========      ==========
Average common shares outstanding................   11,289,254      12,000,589      14,038,096
Common share equivalents -- assuming exercise of
  dilutive stock options.........................      413,381         491,560         415,248
                                                    ----------      ----------      ----------
Average common shares and common share
  equivalents outstanding........................   11,702,635      12,492,149      14,453,344
                                                    ==========      ==========      ==========
Basic earnings per share.........................   $     0.31      $     0.60      $     0.80
Diluted earnings per share.......................         0.30            0.58            0.77

                               CFS BANCORP, INC.

14.  COMMITMENTS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
TYPE OF COMMITMENT
To originate loans on residential property:
  Fixed rates (6.50% in 2003 and 6.25% - 6.75% in 2002).....   $ 1,104      $ 5,380
  Variable rates............................................    28,334        5,762
To originate loans on nonresidential property:
  Fixed rates (5.75% - 7.25% in 2003 and 6.75% - 7.50% in
     2002)..................................................     6,834        7,093
  Variable rates............................................     3,401       23,608
To purchase loans on nonresidential property:
  Variable rates............................................        --        2,500
To originate commercial loans:
  Fixed rates (5.90% - 9.00% in 2002).......................        --        1,507
  Variable rates............................................     1,139        1,825
To purchase commercial loans:
  Variable rates............................................        --       10,000
Unused lines of credit......................................    85,837       44,329
Letters of credit:
  Secured by cash...........................................       965        1,406
  Real estate...............................................     5,594        5,285
  Other -- Credit enhancements..............................    44,149       49,486

     Credit enhancements are letter of credit facilities related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, and thus a lower interest rate, the FHLB-IN issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (Letter of Credit) for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB-IN and the Bank, would be required to reimburse the FHLB-IN for draws against the Letter of Credit, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank funded the project initially.

     The Bank estimates that substantially all commitments will be funded or will expire within one year. Letters of credit expire at various times through 2008.

15.  RELATED PARTY DISCLOSURES

     The Company has no material related party transactions which would require disclosure. In compliance with applicable banking regulations, the Company may extend credit to certain officers and directors of the Company and its subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.

16.  LEGAL PROCEEDINGS

     In 1983, with the assistance of the Federal Savings and Loan Insurance Corporation (FSLIC) as set forth in an assistance agreement (Assistance Agreement), the Bank acquired First Federal Savings and Loan Association of East Chicago, East Chicago, Indiana (East Chicago Savings), and Gary Federal Savings and

                               CFS BANCORP, INC.

Loan Association, Gary, Indiana (Gary Federal). The FSLIC-assisted supervisory acquisitions of East Chicago Savings and Gary Federal were accounted for using the purchase method of accounting which resulted in supervisory goodwill (the excess of cost over the fair value of net assets acquired), an intangible asset, of $52.9 million, compared to $40.2 million of goodwill as reported on a generally accepted accounting principles basis. Such goodwill was included in the Bank's regulatory capital. The Assistance Agreement relating to the Bank's acquisitions of East Chicago Savings and Gary Federal provided for the inclusion of supervisory goodwill as an asset on the Bank's balance sheet, to be amortized over 35 years for regulatory purposes and includable in regulatory capital. Pursuant to the regulations adopted by the OTS to implement the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the regulatory capital requirement for federal savings banks was increased and the amount of supervisory goodwill that could be included in regulatory capital decreased significantly. At September 30, 1989, the Bank had approximately $26.0 million of remaining supervisory goodwill. However, even excluding supervisory goodwill, the Bank exceeded the capital requirements of FIRREA at such date.

     On May 13, 1993, the Bank filed suit against the U.S. government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit is pending in the United States Court of Federal Claims and is titled Citizens Financial Services, FSB, v. United States (Case No. 93-306-C). The Bank was granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The case is currently scheduled for trial in June 2004.

     The Bank is seeking damages of more than $20.0 million based on the report of its expert witness. The Government has contended that the Bank suffered no compensable damage as a result of the breach. The Bank is unable to predict the outcome of its claim against the United States and the amount of damages that may be awarded to the Bank, if any, in the event that a judgment is rendered in the Bank's favor. Consequently, no assurances can be given as to the results of this claim or the timing of any proceedings in relation thereto. The cost, including attorneys' fees, experts' fees, and related expenses of the litigation was approximately $183,000, $258,000 and $436,000 in 2003, 2002 and 2001,
respectively.

     Other than the above-referenced litigation, the Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate their value, is summarized below. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

     The fair value disclosure of certain financial instruments and all nonfinancial instruments is not required. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                               CFS BANCORP, INC.

     The carrying amounts and fair values of financial instruments consist of the following:

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                2003                      2002
                                       -----------------------   -----------------------
                                        CARRYING                  CARRYING
                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                       ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS)
FINANCIAL ASSETS
Cash and cash equivalents............  $  178,213   $  178,213   $  210,141   $  210,141
Securities available-for-sale........     327,789      327,789      335,702      335,702
Securities held-to-maturity..........          --           --       21,402       21,977
Loans receivable, net of allowance
  for losses on loans................     971,541    1,004,007      930,348      970,158
Investment in Bank-owned life
  insurance..........................      31,926       31,926       31,009       31,009
                                       ----------   ----------   ----------   ----------
Total financial assets...............  $1,509,469   $1,541,935   $1,528,602   $1,568,987
                                       ==========   ==========   ==========   ==========
FINANCIAL LIABILITIES
Deposits.............................  $  975,755   $  983,368   $  954,222   $  966,542
Borrowed money.......................     418,490      474,930      449,431      520,821
                                       ----------   ----------   ----------   ----------
Total financial liabilities..........  $1,394,245   $1,458,298   $1,403,653   $1,487,363
                                       ==========   ==========   ==========   ==========

  SECURITIES

     Fair values for securities are based on the lower of quotes received from third-party brokers.

  LOANS RECEIVABLE

     The Company determined that for both variable-rate and fixed-rate loans, fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

  INVESTMENT IN BANK-OWNED LIFE INSURANCE

     The fair value of Bank-owned life insurance is equal to its cash surrender value.

  DEPOSIT LIABILITIES

     The fair value of demand deposits, savings accounts, and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

  BORROWED MONEY

     The fair value of borrowed money is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.

     The fair value of the Company's off-balance sheet instruments is nominal.

                               CFS BANCORP, INC.

18.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The tables on the following pages represent the condensed statement of financial condition as of December 31, 2003 and 2002 and condensed statement of income and cash flows for the three years ended December 31, 2003 for CFS Bancorp, Inc., the parent company.

                       CONDENSED STATEMENTS OF CONDITION
                             (PARENT COMPANY ONLY)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Cash on hand and in banks...................................  $   2,594    $  11,527
Securities available-for-sale...............................      7,374        6,415
Investment in subsidiary....................................    134,269      132,289
Mortgage loans..............................................      2,421        1,617
Loan receivable from ESOP...................................      8,580        9,638
Accrued interest receivable.................................         32           47
Prepaid expenses and other assets...........................      2,236        2,178
                                                              ---------    ---------
Total assets................................................  $ 157,506    $ 163,711
                                                              =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accrued taxes and other liabilities.......................  $   1,553    $   3,049
Stockholders' equity:
  Common stock..............................................        234          234
  Additional paid-in capital................................    189,879      189,786
  Retained earnings.........................................     98,872       97,108
  Treasury stock, at cost...................................   (132,741)    (125,650)
  Accumulated other comprehensive loss, net of tax..........       (291)        (816)
                                                              ---------    ---------
Total stockholders' equity..................................    155,953      160,662
                                                              ---------    ---------
Total liabilities and stockholders' equity..................  $ 157,506    $ 163,711
                                                              =========    =========

                               CFS BANCORP, INC.

                         CONDENSED STATEMENTS OF INCOME

                             (PARENT COMPANY ONLY)

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2003      2002      2001
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Dividends from subsidiary...............................  $ 4,844   $12,500   $10,000
Interest income.........................................    1,221     1,682     3,283
Dividend income.........................................      181       200       391
Net (loss) gain on sale of investments..................      (11)      299       599
Other income............................................       --        --        61
Non-interest expense....................................   (1,202)   (1,190)   (1,259)
                                                          -------   -------   -------
Net income before income taxes and equity in earnings of
  subsidiary............................................    5,033    13,491    13,075
Income tax expense......................................      (15)     (288)     (924)
                                                          -------   -------   -------
Net income before equity in undistributed earnings of
  subsidiary............................................    5,018    13,203    12,151
Equity in undistributed dividends in excess of earnings
  of subsidiary.........................................   (1,480)   (5,998)     (978)
                                                          -------   -------   -------
Net income..............................................  $ 3,538   $ 7,205   $11,173
                                                          =======   =======   =======

                               CFS BANCORP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                             (PARENT COMPANY ONLY)

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                          2003       2002      2001
                                                        --------   --------   -------
                                                           (DOLLARS IN THOUSANDS)
Operating activities:
  Net income..........................................  $  3,538   $  7,205   $11,173
  Adjustments to reconcile net income to net cash used
     by operating activities:
       Amortization/accretion of premiums/discounts...        (3)      (710)     (646)
     Equity in undistributed earnings of the Bank.....     1,480      5,998       978
     Net loss (gain) on sale of available-for-sale
       investment securities..........................        11       (299)     (599)
     Decrease in interest receivable..................        15         71       214
     (Increase) decrease in prepaid expenses and other
       assets.........................................       (58)    (1,196)    1,609
     (Decrease) increase in other liabilities.........    (1,832)     2,221      (611)
                                                        --------   --------   -------
Net cash provided by operating activities.............     3,151     13,290    12,118
Investing activities:
  Available-for-sale securities:
     Purchases........................................      (500)       (45)  (24,173)
     Repayments.......................................        35        200       919
     Sales............................................       381     13,002    62,346
  Net loan originations and principal payment on
     loans............................................       254       (624)      891
                                                        --------   --------   -------
Net cash provided by investing activities.............       170     12,533    39,983
Financing activities:
  Purchase of treasury stock..........................    (9,273)   (14,626)  (43,634)
  Proceeds from exercise of stock options.............     1,732        858       432
  Dividends paid on common stock......................    (4,713)    (4,642)   (5,143)
                                                        --------   --------   -------
Net cash used by financing activities.................   (12,254)   (18,410)  (48,345)
                                                        --------   --------   -------
(Decrease) increase in cash and cash equivalents......    (8,933)     7,413     3,756
Cash and cash equivalents at beginning of year........    11,527      4,114       358
                                                        --------   --------   -------
Cash and cash equivalents at end of year..............  $  2,594   $ 11,527   $ 4,114
                                                        ========   ========   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, the Company has evaluated the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of December 31, 2003.

                               CFS BANCORP, INC.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from the section of the Registrant's Proxy Statement which is expected to be filed on or about March 26, 2004 (Proxy Statement) titled Information With Respect to Nominees for Director, Continuing Directors and Executive Officers. Information related to the Company's Code of Conduct and Ethics is incorporated by reference from page 3 of Item 1 of the Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from the section of the Registrant's Proxy Statement titled Executive Compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required herein by Item 403 of Regulation S-K is incorporated by reference from the section of the Registrant's Proxy Statement titled Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management.

     Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2003.

                                                                                              NUMBER OF SHARES REMAINING
                                     NUMBER OF SHARES TO BE ISSUED      WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                    UPON THE EXERCISE OF OUTSTANDING    EXERCISE PRICE OF     (EXCLUDING SHARES REFLECTED
PLAN CATEGORY                         OPTIONS, WARRANTS AND RIGHTS     OUTSTANDING OPTIONS       IN THE FIRST COLUMN)
-------------                       --------------------------------   -------------------   -----------------------------
Equity Compensation Plans Approved
  by Security Holders..............            1,942,329                     $10.85                     428,195
Equity Compensation Plans Not
  Approved by Security Holders.....                   --                         --                          --
  Total............................            1,942,329                     $10.85                     428,195

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from the section of the Registrant's Proxy Statement titled Transactions with Certain Related Persons.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required herein is incorporated by reference from the section of the Registrant's Proxy Statement titled Auditor Fees and Expenses.

                               CFS BANCORP, INC.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) Document filed as part of this Report.

          (1) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

          (2)(a) The following exhibits are filed with the SEC as part of this Form 10-K, and this list includes the Exhibit Index.

 3.1    Certificate of Incorporation of CFS Bancorp, Inc.*
 3.2    Bylaws of CFS Bancorp, Inc.*
 4.0    Form of Stock Certificate of CFS Bancorp, Inc.*
10.1    Employment Agreement entered into between Citizens Financial
        Services, FSB and Thomas F. Prisby**
10.2    Employment Agreement entered into between Citizens Financial
        Services, FSB and James W. Prisby**
10.3    Employment Agreement entered into between Citizens Financial
        Services, FSB and John T. Stephens**
10.4    Employment Agreement entered into between CFS Bancorp, Inc.
        and Thomas F. Prisby**
10.5    Employment Agreement entered into between CFS Bancorp, Inc.
        and James W. Prisby**
10.6    Employment Agreement entered into between CFS Bancorp, Inc.
        and John T. Stephens**
10.7    CFS Bancorp, Inc. Amended and Restated 1998 Stock Option
        Plan***
10.8    CFS Bancorp, Inc. Amended and Restated 1998 Recognition and
        Retention Plan and Trust Agreement***
10.9    CFS Bancorp, Inc. 2003 Stock Option Plan****
10.10   Employment Agreement entered into between Citizens Financial
        Services, FSB and Charles V. Cole
10.11   Employment Agreement entered into between Citizens Financial
        Services, FSB and Thomas L. Darovic
10.12   Employment Agreement entered into between CFS Bancorp, Inc.
        and Charles V. Cole
10.13   Employment Agreement entered into between CFS Bancorp, Inc.
        and Thomas L. Darovic
23.0    Consent of Ernst & Young LLP
31.1    Rule 13a-14(a) Certification of Chief Executive Officer
31.2    Rule 13a-14(a) Certification of Chief Financial Officer
32.0    Section 1350 Certifications

---------------

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

 *** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.

**** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.

                               CFS BANCORP, INC.

     (b) Reports filed on Form 8-K.

     On October 20, 2003, the Company filed a Current Report on Form 8-K in connection with the announcement of the retirement of the Chief Financial Officer of the Company and the appointment of his successor.

     On October 27, 2003, the Company filed a Current Report on Form 8-K furnishing its report of earnings for the quarter ended September 30, 2003 under
Item 12.

     On December 24, 2003, the Company filed a Current Report on Form 8-K in connection with the announcement of its quarterly dividend.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CFS BANCORP, INC.

                                          By:     /s/ THOMAS F. PRISBY
                                            ------------------------------------
                                                      Thomas F. Prisby
                                                 Chairman of the Board and
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       NAME                                        TITLE                      DATE
                       ----                                        -----                      ----

               /s/ THOMAS F. PRISBY                      Chairman of the Board and       March 10, 2004
 ------------------------------------------------         Chief Executive Officer
                 Thomas F. Prisby                      (principal executive officer)


               /s/ JAMES W. PRISBY                     Vice Chairman, President and      March 10, 2004
 ------------------------------------------------         Chief Operating Officer
                 James W. Prisby


               /s/ CHARLES V. COLE                     Executive Vice President and      March 10, 2004
 ------------------------------------------------         Chief Financial Officer
                 Charles V. Cole                         (principal financial and
                                                            accounting officer)


               /s/ SALLY A. ABBOTT                               Director                March 10, 2004
 ------------------------------------------------
                 Sally A. Abbott


              /s/ GREGORY W. BLAINE                              Director                March 10, 2004
 ------------------------------------------------
                Gregory W. Blaine


               /s/ THOMAS J. BURNS                               Director                March 10, 2004
 ------------------------------------------------
                 Thomas J. Burns


                 /s/ GENE DIAMOND                                Director                March 10, 2004
 ------------------------------------------------
                   Gene Diamond


               /s/ FRANK D. LESTER                               Director                March 10, 2004
 ------------------------------------------------
                 Frank D. Lester


               /s/ CHARLES R. WEBB                               Director                March 10, 2004
 ------------------------------------------------
                 Charles R. Webb