Form 10-Q
period 2004-03-31
CFS BANCORP INC
filed 2004-05-10
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2004.

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

The Registrant had 12,316,649 shares of Common Stock issued and outstanding as of May 5, 2004.

\
                                CFS BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                                 Page No.
                                                                                                 --------
                          PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)......................................................       3

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.............................................................      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk............................      26

Item 4. Controls and Procedures...............................................................      26

                            PART II OTHER INFORMATION

Item 1. Legal Proceedings.....................................................................      26

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities......      26

Item 3. Defaults upon Senior Securities ......................................................      27

Item 4. Submission of Matters to a Vote of Security Holders...................................      27

Item 5. Other Information.....................................................................      27

Item 6. Exhibits and Reports on Form 8-K......................................................      28

Signature Page ...............................................................................      30

Certifications for Principal Executive Officer and Principal Financial Officer................      31

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                      MARCH 31, 2004   DECEMBER 31, 2003
                                                                      --------------   -----------------
                                                                       (Unaudited)
                                                                            (Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions .................     $   14,129        $   18,675
Interest-bearing deposits .........................................        132,258           142,139
Federal funds sold ................................................         17,118            17,399
                                                                        ----------        ----------
     Cash and cash equivalents ....................................        163,505           178,213
Securities available-for-sale, at fair value ......................        326,772           327,789
Investment in Federal Home Loan Bank stock, at cost ...............         27,098            26,766
Loans receivable ..................................................        984,765           981,994
     Allowance for losses on loans ................................        (11,295)          (10,453)
                                                                        ----------        ----------
         Net loans ................................................        973,470           971,541
Accrued interest receivable .......................................          6,800             6,623
Real estate owned .................................................            880               206
Office properties and equipment ...................................         13,656            13,738
Investment in Bank-owned life insurance ...........................         32,284            31,926
Prepaid expenses and other assets .................................          9,715            11,132
Intangible Assets .................................................          1,478             1,494
                                                                        ----------        ----------
         Total assets .............................................     $1,555,658        $1,569,428
                                                                        ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ..........................................................     $  958,913        $  975,369
Borrowed money ....................................................        418,458           418,490
Advance payments by borrowers for taxes and insurance .............          7,040             5,595
Other liabilities .................................................         12,730            14,021
                                                                        ----------        ----------
     Total liabilities ............................................      1,397,141         1,413,475

Stockholders' equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized ....             --                --
Common stock, $0.01 par value; 85,000,000 shares authorized;
     23,423,306 shares issued as of March 31, 2004 and December 31,
     2003; 12,299,073 and 12,200,015 shares outstanding as of
     March 31, 2004 and December 31, 2003, respectively ...........            234               234
Additional paid-in capital ........................................        189,744           189,879
Retained earnings, substantially restricted .......................        106,390           106,354

Treasury stock, at cost: 11,124,233 and 11,223,291 shares as of
     March 31, 2004 and December 31, 2003, respectively ...........       (131,587)         (132,741)
Unearned common stock acquired by ESOP ............................         (7,158)           (7,158)
Unearned common stock acquired by RRP .............................         (1,355)           (1,523)
Accumulated other comprehensive income, net of tax ................          2,249               908
                                                                        ----------        ----------
     Total stockholders' equity ...................................        158,517           155,953
                                                                        ----------        ----------
         Total liabilities and stockholders' equity ...............     $1,555,658        $1,569,428
                                                                        ==========        ==========

See accompanying notes.

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                               THREE MONTHS ENDED MARCH 31,
                                                                   2004            2003
                                                               ------------    ------------
                                                               (Unaudited)
                                                              (Dollars in thousands, except
                                                                share and per share data)
Interest income:
     Loans ................................................    $     14,116    $     15,240
     Securities ...........................................           2,670           2,516
     Other ................................................             638             847
                                                               ------------    ------------
         Total interest income ............................          17,424          18,603
Interest expense:
     Deposits .............................................           3,836           5,225
     Borrowings ...........................................           6,263           6,600
                                                               ------------    ------------
         Total interest expense ...........................          10,099          11,825
                                                               ------------    ------------
Net interest income before provision for losses on loans ..           7,325           6,778
Provision for losses on loans .............................             739             478
                                                               ------------    ------------
Net interest income after provision for losses on loans ...           6,586           6,300
Non-interest income:
     Service charges and other fees .......................           1,648           1,478
     Investment commissions ...............................             152             126
     Net gain on sale of securities available-for-sale ....             321              --
     Income from Bank-owned life insurance ................             358             362
     Other income .........................................             434             284
                                                               ------------    ------------
         Total non-interest income ........................           2,913           2,250
Non-interest expense:
     Compensation and employee benefits ...................           4,887           4,439
     Net occupancy expense ................................             642             622
     Professional fees ....................................             397             487
     Data processing ......................................             510             429
     Furniture and equipment expense ......................             463             477
     Marketing ............................................             287             199
     Amortization of core deposit intangibles .............              16              --
     Other general and administrative expenses ............           1,074             930
                                                               ------------    ------------
         Total non-interest expense .......................           8,276           7,583
                                                               ------------    ------------
Income before income taxes ................................           1,223             967
Income tax (benefit) expense ..............................             (21)            313
                                                               ------------    ------------
         Net income .......................................    $      1,244    $        654
                                                               ============    ============

Per share data:
     Basic earnings per share ..........................       $       0.11    $       0.06
     Diluted earnings per share ........................               0.11            0.06
     Cash dividends declared per share .................               0.11            0.11
Weighted average shares outstanding ....................         11,400,544      11,348,576
Weighted average diluted shares outstanding ............         11,805,671      11,815,045

See accompanying notes.

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        ADDITIONAL
                                              COMMON      PAID IN     RETAINED     TREASURY
                                              STOCK       CAPITAL     EARNINGS       STOCK
                                             ---------  ----------    ---------    ---------
                                                              (Unaudited)
                                             (Dollars in thousands, except per share data)
Balance January 1, 2003 ..................   $     234   $ 189,786    $ 107,598    $(125,650)
Net income ...............................          --          --          654           --
Other comprehensive income, net of tax:
     Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment .........
Total comprehensive income ...............
Purchase of treasury stock ...............          --          --           --       (6,417)
Amortization or award under RRP ..........          --          --           --           --
Exercise of stock options ................          --        (113)          --          559
Tax benefit related to stock options
     exercised ...........................          --          26           --           --
Dividends declared on common stock
     ($0.11 per share) ...................          --          --       (1,194)          --
                                             ---------   ---------    ---------    ---------
Balance March 31, 2003 ...................   $     234   $ 189,699    $ 107,058    $(131,508)
                                             =========   =========    =========    =========

Balance January 1, 2004 ..................   $     234   $ 189,879    $ 106,354    $(132,741)
Net income ...............................          --          --        1,244           --
Other comprehensive income, net of tax:
     Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment .........
Total comprehensive income ...............
Purchase of treasury stock ...............          --          --           --          (77)
Amortization or award under RRP ..........          --          (6)          --           --
Exercise of stock options ................          --        (191)          --        1,231
Tax benefit related to stock options
     exercised ...........................          --          62           --           --
Dividends declared on common stock
     ($0.11 per share) ...................          --          --       (1,208)          --
                                             ---------   ---------    ---------    ---------
Balance March 31, 2004 ...................   $     234   $ 189,744    $ 106,390    $(131,587)
                                             =========   =========    =========    =========
                                             UNEARNED      UNEARNED      ACCUM.
                                              COMMON        COMMON       OTHER
                                               STOCK        STOCK       COMPRE-
                                             ACQUIRED      ACQUIRED     HENSIVE
                                              BY ESOP      BY RRP        INCOME       TOTAL
                                             ---------    ---------    ---------    ---------
                                                               (Unaudited)
                                              (Dollars in thousands, except per share data)
Balance January 1, 2003 ..................   $  (8,356)   $  (2,827)   $    (123)   $ 160,662
Net income ...............................          --           --           --          654
Other comprehensive income, net of tax:
     Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment .........                                   913          913
                                                                                    ---------
Total comprehensive income ...............                                              1,567
Purchase of treasury stock ...............          --           --           --       (6,417)
Amortization or award under RRP ..........          --           --           --           --
Exercise of stock options ................          --           --           --          446
Tax benefit related to stock options
     exercised ...........................          --           --           --           26
Dividends declared on common stock
     ($0.11 per share) ...................          --           --           --       (1,194)
                                             ---------    ---------    ---------    ---------
Balance March 31, 2003 ...................   $  (8,356)   $  (2,827)   $     790    $ 155,090
                                             =========    =========    =========    =========

Balance January 1, 2004 ..................   $  (7,158)   $  (1,523)   $     908    $ 155,953
Net income ...............................          --           --           --        1,244
Other comprehensive income, net of tax:
     Change in unrealized appreciation on
     available-for-sale securities, net of
     reclassification adjustment .........                                 1,341        1,341
                                                                                    ---------
Total comprehensive income ...............                                              2,585
Purchase of treasury stock ...............          --           --           --          (77)
Amortization or award under RRP ..........          --          168           --          162
Exercise of stock options ................          --           --           --        1,040
Tax benefit related to stock options
     exercised ...........................          --           --           --           62
Dividends declared on common stock
     ($0.11 per share) ...................          --           --           --       (1,208)
                                             ---------    ---------    ---------    ---------
Balance March 31, 2004 ...................   $  (7,158)   $  (1,355)   $   2,249    $ 158,517
                                             =========    =========    =========    =========

See accompanying notes.

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                              2004               2003
                                                                           ---------          ---------
                                                                                   (Unaudited)
                                                                              (Dollars in thousands)
Operating activities:
     Net income ........................................................   $   1,244          $     654
     Adjustments to reconcile net income to net cash provided by operating activities:
             Provision for losses on loans .............................         739                478
             Depreciation and amortization .............................         359                443
             Deferred income tax benefit ...............................        (526)              (642)
             Amortization of cost of stock benefit plans ...............         162                 --
             Tax benefit from exercises of nonqualified stock options ..          62                 26
             Change in deferred income .................................          (2)               134
             Increase in interest receivable ...........................        (177)              (302)
             Decrease in accrued interest payable ......................        (229)               (48)
             Proceeds from sale of loans held-for-sale .................       3,005              3,571
             Origination of loans held-for-sale ........................      (2,839)            (4,329)
             Net gain on sale of securities available-for-sale .........        (321)                --
             Decrease in prepaid expenses and other assets .............       1,598              2,320
             (Decrease) increase in other liabilities ..................        (871)             1,359
                                                                           ---------          ---------
                  Net cash provided by operating activities ............       2,204              3,664
                                                                           ---------          ---------

Investing activities:
     Proceeds from maturities, pay downs and sales of securities .......      49,354            126,972
     Purchases of securities available-for-sale ........................     (46,762)          (118,555)
     Net loan originations and principal payments received .............      (3,980)           (16,963)
     Proceeds from sale of real estate owned ...........................         474                825
     Purchases of property and equipment ...............................      (1,366)              (138)
     Disposal of property and equipment ................................       1,089                 36
                                                                           ---------          ---------
         Net cash used in investing activities .........................      (1,191)            (7,823)
                                                                           ---------          ---------

Financing activities:
     Proceeds from exercise of stock options ...........................       1,040                446
     Dividends paid on common stock ....................................      (1,484)            (1,267)
     Purchase of treasury stock ........................................         (77)            (6,417)
     Net increase in savings and money market accounts .................      14,461             34,348
     Net decrease in certificates of deposit ...........................     (31,074)           (20,238)
     Net increase in advance payments by borrowers for taxes and
         insurance .....................................................       1,445              2,137
     Net decrease in borrowed funds ....................................         (32)               (30)
                                                                           ---------          ---------
             Net cash flows used by financing activities ...............     (15,721)             8,979
                                                                           ---------          ---------
Increase (decrease) in cash and cash equivalents .......................     (14,708)             4,820
Cash and cash equivalents at beginning of period .......................     178,213            210,141
                                                                           ---------          ---------
Cash and cash equivalents at end of period .............................   $ 163,505          $ 214,961
                                                                           =========          =========

Supplemental disclosure of non-cash activities:
     Loans transferred to real estate owned ............................   $   1,148          $     136
     Cash paid for interest on deposits ................................       4,065              5,273
     Cash paid for interest on borrowings ..............................       6,263              6,600
     Cash paid for taxes ...............................................          --                506

See accompanying notes.

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF FINANCIAL STATEMENTS PRESENTATION

      The consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) included herein are unaudited; however, such information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

      The annualized results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States. The March 31, 2004 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported period. Actual results could differ from these estimates.

      Certain reclassifications have been made to prior period's consolidated financial statements to place them on a basis comparable with the current period's consolidated financial statements.

2. STOCK-BASED COMPENSATION

      The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued by Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company's employees' stock options, which have been granted, equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the Recognition and Retention Plan
(RRP) is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

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

                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                 2004              2003
                                              ---------          ---------
                                              (Dollars in thousands except
                                                     per share data)
Net income (as reported) ..................   $   1,244          $     654
Stock-based compensation expense determined
     using fair value method, net of tax ..         171                193
                                              ---------          ---------
Pro forma net income ......................   $   1,073          $     461
                                              =========          =========

Basic earnings per share (as reported) ....   $    0.11          $    0.06
Pro forma basic earnings per share ........        0.09               0.04
Diluted earnings per share (as reported) ..        0.11               0.06
Pro forma diluted earnings per share ......        0.09               0.04

      The fair value of the option grants for the three months ended March 31, 2004 and 2003 was estimated using the Black-Scholes option value model, with the following assumptions:

                             THREE MONTHS ENDED MARCH 31,
                             ----------------------------
                               2004                2003
                             --------            --------
Dividend yield ..........         3.0%                3.1%
Expected volatility .....        27.8                30.2
Risk free interest ......         3.1                 3.9
Original expected life...    10 years            10 years

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

3. COMPREHENSIVE INCOME

      Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following tables disclose the changes in the components of other accumulated comprehensive income for the three months ended March 31, 2004 and 2003:

                                                             MARCH 31, 2004
                                                      ----------------------------
                                                       BEFORE TAX  TAX   AFTER TAX
                                                         AMOUNT   EFFECT   AMOUNT
                                                         ------   ------   ------
                                                         (Dollars in thousands)
Unrealized holding gains (losses) on securities
available-for-sale:
    Unrealized holding gains (losses), net .........     $2,409   $  872   $1,537
    Less:  reclassification adjustment for net gains
         (losses), included in net income ..........        321      125      196
                                                         ------   ------   ------
Unrealized gains (losses), net .....................     $2,088   $  747   $1,341
                                                         ======   ======   ======

                                                          MARCH 31, 2003
                                                  ------------------------------
                                                  BEFORE TAX   TAX     AFTER TAX
                                                    AMOUNT    EFFECT     AMOUNT
                                                  ----------  ------   ---------
                                                      (Dollars in thousands)
Unrealized holding gains (losses) on securities
available-for-sale:
    Unrealized holding gains (losses), net ....     $1,396    $  483    $  913
    Less: reclassification adjustment for net
     gains (losses), included in net income....         --        --        --
                                                    ------    ------    ------
Unrealized gains (losses), net ................     $1,396    $  483    $  913
                                                    ======    ======    ======

4. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                         ----------------------------
                                                                            2004             2003
                                                                         -----------      -----------
                                                                            (Dollars in thousands,
                                                                            except per share data)
Net income ...........................................................   $     1,244      $       654
                                                                         ===========      ===========
Weighted average common shares outstanding ...........................    11,400,544       11,348,576
Common share equivalents - assuming exercise of dilutive stock options       405,127          466,469
                                                                         -----------      -----------
Weighted average common shares and common
    share equivalents outstanding ....................................    11,805,671       11,815,045
                                                                         ===========      ===========
Basic earnings per share .............................................   $      0.11      $      0.06
Diluted earnings per share ...........................................          0.11             0.06

5. NEW ACCOUNTING PRONOUNCEMENTS

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

      In December 2003, the FASB reissued FIN 46 with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIEs commonly referred to as special-purpose entities (SPEs) as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The adoption of FIN 46 did not have a material impact on the Company's results of operations, financial position, or liquidity because the Company has not identified any VIEs.

6. SUBSEQUENT EVENTS

      On April 1, 2004, a substantial portion of the remaining shares in the Company's Recognition and Retention Plan (RRP), a stock-based incentive plan, became fully vested. The amortized cost related to these shares was $1.2 million, which had been accrued over the past 12 months. On April 1, 2004, the remaining 1,050 shares available for grant were granted to two employees. As of April 1, 2004, there was a total of 17,850 shares that have not yet vested and will vest at the rate of 20% per year from the date of grant.

      Subsequent to March 31, 2004, the Company foreclosed on a motel located South of Chicago, Illinois which had secured a commercial real estate loan. As of March 31, 2004, the book value of this loan was $4.5 million and the Company had $1.4 million of its allowance for losses on loans allocated to this loan. After taking a $1.8 million charge-off, the Company transferred the asset to real estate owned at its net realizable value. The Company has received a $2.7 million offer to purchase this asset from an independent third-party for cash. The Company has a signed contract for sale and anticipates closing to take place during the second quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

      When used in this Form 10-Q or future filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions, or the negative thereof, are intended to identify "forward-looking statements" within the meaning of the Private Litigation Reform Act of 1995.

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

OVERVIEW

      The Company's net income increased to $1.2 million ($0.11 diluted earnings per share) for the first quarter 2004, up from $654,000 ($0.06 diluted earnings per share) for the same period of 2003. During the three months ended March 31, 2004, the financial services industry continued to be impacted by the low interest rate environment.

      While refinancing and prepayment activity slowed from the record levels felt during the year ended 2003, the Company was able to increase its net interest margin to 1.98% for the first quarter 2004 from 1.81% for the previous year period. The improvement in net interest margin was primarily related to the Company's lower average cost of deposits during the first quarter of 2004, which amounted to 1.67%, down 63 basis points from 2.30% for the first quarter of 2003.

      The Company's fixed-rate Federal Home Loan Bank (FHLB) borrowings continue to significantly impact earnings as the average cost on these borrowings for the first quarter 2004 was 6.02%, relatively stable from the average cost during the first quarter 2003 of 5.96%. While the advances can be prepaid, the Company would incur a substantial prepayment penalty, calculated based on the present value of the future cash flows discounted at current interest rates. As of March 31, 2004, the Company estimated the prepayment penalty to be $61.9 million to pay off its aggregate FHLB advances. With an anticipated increase in interest rates, the Company expects the estimated prepayment penalties to decrease in future periods. The Company will continue to evaluate its FHLB advances and the associated prepayment penalties.

      The Company's income tax benefit for the three months ended March 31, 2004 was $21,000 or 1.7% of pre-tax income compared to income tax expense of $313,000 or 32.4% of pre-tax income for the three months ended March 31, 2003. The significant decrease in income tax expense resulted primarily from the application of available tax credits and the effects of permanent tax differences on the Company's pre-tax earnings. The Company anticipates that these tax credits and permanent differences will continue to have a favorable impact on tax expense throughout the remainder of 2004.

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

      The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this Management's Discussion and Analysis, provide information on the methodology and policies relating to the valuation of significant assets and liabilities. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans to be a critical accounting policy.

      Allowance for Losses on Loans. The allowance for losses on loans represents management's estimates of probable credit losses inherent in the loan portfolio, which is the largest asset type on the Company's consolidated balance sheet. Estimating the amount of the allowance for losses on loans requires significant judgments using estimates such as the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company establishes provisions for losses on loans, which are charged to operations, in order to maintain the allowance for losses on loans at a level which is deemed appropriate to absorb losses inherent in the portfolio.

      In determining the appropriate level of the allowance for losses on loans, among other factors, management considers:

      -     past and anticipated loss experience,

      -     evaluations of real estate collateral,

      -     current and anticipated economic conditions,

      -     volume and type of lending, and

      -     levels of non-performing and other classified loans.

      The amount of the allowance is based on estimates, and ultimate losses may vary from such estimates. Management assesses the allowance for losses on loans on a quarterly basis and makes appropriate provisions to maintain the allowance at an appropriate level. The actual determination of the total provision is the combination of specific reserves, which may be established from time to time on individual classified assets and a general reserve that is based in part on certain loss factors applied to various loan pools as stratified by the Company considering historical charge-offs and delinquency levels. To the extent that actual outcomes differ from management estimates, an additional provision for loan losses could be required that could adversely affect earnings or financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for Citizens Financial Services, FSB (the Bank or Citizens) and the carrying value of its other non-performing assets, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans in the future.

      Additionally, the Company engages an independent third party to periodically review its commercial loans and commercial real estate loans. The recommendations of this review are reviewed and compared to the Company's asset classification, and adjustments are made as deemed appropriate by management.

      Goodwill and Intangible Assets. The Company records all assets and liabilities acquired in purchase acquisitions, including goodwill and other intangibles, at fair value as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Goodwill and indefinite-lived assets are no longer amortized but are subject, at a minimum, to annual tests for impairment. Under certain situations, interim impairment tests may be required if events occur or circumstances change that would more likely than not reduce the fair value of an asset below its carrying amount. Other intangible assets are amortized over their estimated useful lives using the straight-line method and are subject to impairment if events or circumstances indicate a possible inability to realize the carrying amount. The initial recognition of goodwill and other intangible assets and subsequent impairment analysis require management to make subjective assumptions regarding the fair value of the Company's assets and liabilities. It is possible that these judgments may change over time as market conditions or Company strategies change, and these changes may cause the Company to record impairment charges to adjust the goodwill to its estimated fair value.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

      The following table provides information regarding (i) the Company's interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                                                                THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------------------------------------------------------
                                                                      2004                                     2003
                                                     --------------------------------------   -------------------------------------
                                                      AVERAGE                     AVERAGE      AVERAGE                    AVERAGE
                                                      BALANCE       INTEREST     YIELD/COST    BALANCE       INTEREST    YIELD/COST
                                                     ----------    ----------    ----------   ----------    ----------   ----------
                                                                                  (Dollars in thousands)
Interest-earning assets:
     Loans receivable (1) .........................  $  987,872    $   14,116          5.75%  $  944,634    $   15,240         6.54%
     Securities (2) ...............................     330,242         2,670          3.25      341,120         2,433         2.89
     Other interest-earning assets (3) ............     171,686           638          1.49      232,206           930         1.62
                                                     ----------    ----------                 ----------    ----------
         Total interest-earning assets ............   1,489,800        17,424          4.70    1,517,960        18,603         4.97

Non-interest earning assets .......................      68,987                                   77,718
                                                     ----------                               ----------
Total assets ......................................  $1,558,787                               $1,595,678
                                                     ==========                               ==========

Interest-bearing liabilities:
     Deposits:
         Checking accounts ........................  $   93,069            66          0.29%  $   90,327           166         0.75%
         Money market accounts ....................     125,380           289          0.93      131,770           529         1.63
         Savings accounts .........................     205,908           210          0.41      213,439           511         0.97
         Certificates of deposit ..................     501,856         3,271          2.62      487,415         4,019         3.34
                                                     ----------    ----------                 ----------    ----------
             Total deposits .......................     926,213         3,836          1.67      922,951         5,225         2.30
     Borrowings ...................................     418,464         6,263          6.02      449,406         6,600         5.96
                                                     ----------    ----------                 ----------    ----------
         Total interest-bearing
             liabilities ..........................   1,344,677        10,099          3.02    1,372,357        11,825         3.49
                                                                   ----------                               ----------
Non-interest bearing deposits .....................      37,800                                   34,611
Non-interest bearing liabilities ..................      19,432                                   31,092
                                                     ----------                               ----------
Total liabilities .................................   1,401,909                                1,438,060
Stockholders' equity ..............................     156,878                                  157,618
                                                     ----------                               ----------
Total liabilities and stockholders' equity ........  $1,558,787                               $1,595,678
                                                     ==========                               ==========
Net interest-earning assets .......................  $  145,123                               $  145,603
                                                     ==========                               ==========
Net interest income /  Interest rate spread .......                $    7,325          1.68%                $    6,778         1.48%
                                                                   ==========    ==========                 ==========    =========
Net interest margin ...............................                                    1.98%                                   1.81%
                                                                                 ==========                               =========
Ratio of average interest-earning assets to average
     interest-bearing liabilities .................                                  110.79%                                 110.61%
                                                                                 ==========                               =========

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2)   Average balances of securities are based on historical costs.

(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.

RATE /VOLUME ANALYSIS

      The following table details the effects of changing rates and volumes on the Company's net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

                                                       THREE MONTHS ENDED MARCH 31,
                                                          2004 COMPARED TO 2003
                                               -------------------------------------------
                                                        INCREASE (DECREASE) DUE TO
                                               -------------------------------------------
                                                                                TOTAL NET
                                                                       RATE/    INCREASE /
                                                RATE      VOLUME      VOLUME    (DECREASE)
                                               -------    -------    -------    ----------
                                                           (Dollars in thousands)
Interest-earning assets:
     Loans receivable ......................   $(1,742)   $   698    $   (80)    $(1,124)
     Securities ............................       325        (78)       (10)        237
     Other interest-earning assets .........       (67)      (242)        17        (292)
                                               -------    -------    -------     -------
         Total net change in income on
             interest-earning assets .......    (1,484)       378        (73)     (1,179)
Interest-bearing liabilities:
     Deposits:
         Checking ..........................      (102)         5         (3)       (100)
         Money market ......................      (225)       (26)        11        (240)
         Savings accounts ..................      (293)       (18)        10        (301)
         Certificates of deposit ...........      (842)       119        (25)       (748)
                                               -------    -------    -------     -------
             Total deposits ................    (1,462)        80         (7)     (1,389)
     Borrowings ............................       126       (454)        (9)       (337)
                                               -------    -------    -------     -------
         Total net change in expense on
             interest-bearing liabilities ..    (1,336)      (374)       (16)     (1,726)
                                               -------    -------    -------     -------
Net change in net interest income ..........   $  (148)   $   752    $   (57)    $   547
                                               =======    =======    =======     =======

RESULTS OF OPERATIONS

      Net Income. Net income for the first quarter of 2004 was $1.2 million, up from $654,000 reported in the same quarter of the previous year. First quarter diluted earnings per share equaled $0.11, an 83% increase over diluted earnings per share of $0.06 in the first quarter of 2003. The improvement in diluted earnings per share primarily reflects an improvement in the net interest margin as well as increases in non-interest income.

      Net Interest Income. Net interest income is the principal source of earnings for the Company and consists of interest income on loans and investment securities less interest expense on deposits and borrowed funds. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on the Company's interest-earning assets and the average rate paid on its interest-bearing liabilities, and the relative amount of interest-earning assets and interest-bearing liabilities. The Company's interest rate spreads were 1.68% and 1.48% for the three months ended March 31, 2004 and 2003, respectively. The

Company's net interest margin (which is net interest income as a percentage of average interest-earning assets) was 1.98% and 1.81% for the three months ended March 31, 2004 and 2003, respectively.

      The Company's net interest income for the first quarter of 2004 was $7.3 million, up 8.1% from $6.8 million for the first quarter of 2003. The increase in net interest income was primarily due to reduced rates paid on our interest-bearing deposits, which more than offset the declines in yields on interest-earning assets. The continuing low interest rate environment throughout 2003 and into 2004 has allowed the Company to further reduce deposit rates. The Company expects its net interest income and net interest margin to continue to improve in the second quarter of 2004 as loan volume increases and interest expense declines due to the withdrawal or repricing to lower rates of $186.6 million in certificates of deposit which currently have a weighted average cost of 2.33% and are scheduled to mature in the second quarter.

      Interest Income. Total interest income decreased by $1.2 million from the first quarter of 2003 to $17.4 million during the first quarter of 2004 primarily due to the lower average yields earned and the lower average balances of interest-earning assets.

      The Company's average yield on interest-earning assets decreased 27 basis points during the first quarter of 2004 to 4.70% from 4.97% during the first quarter of 2003. The decrease was mainly caused by the lower rate environment during the quarter ended March 31, 2004 as compared to the same period of 2003. As a result of the lower rate environment, the average yields on loans receivable decreased 79 basis points during the first quarter of 2004 from the first quarter of 2003. The decrease in yields on loans receivable was partially offset by an increase in average yields on the Company's securities portfolio to 3.25% from 2.89% for the first quarter of 2003. The increase in yields on the securities portfolio was primarily caused by the lower yields earned during the first quarter of 2003 as accelerated prepayments of mortgage loans underlying mortgage-related securities caused the rate of premium amortization on these securities to be accelerated over the scheduled amounts during the period.

      Interest Expense. Total interest expense decreased by $1.7 million from the first quarter of 2003 to $10.1 million for the first quarter of 2004. The average balance of interest-bearing liabilities decreased 2.0% and the average cost of interest-bearing liabilities decreased 47 basis points. As mentioned above, the low interest rate environment has allowed the Company to reduce its funding costs on interest-bearing deposits. The Company also incurred less interest expense on its fixed-rate FHLB debt as the average balance decreased 6.9% due to normal amortization for the quarter ended March 31, 2004 from the same prior period 2003.

      Provision for Losses on Loans. The Company's provision for losses on loans increased to $739,000 for the first quarter of 2004 from $478,000 for the first quarter of 2003. The increase was primarily a result of the Company increasing a specific reserve for one non-performing commercial real estate loan secured by a motel located South of Chicago, Illinois. As of March 31, 2004, the book value of this loan was $4.5 million. In May 2004, the Company charged off $1.8 million, of which $1.4 million had previously been allocated in the allowance for losses on loans, related to this loan and transferred it to real estate owned at its net realizable value. Also during May 2004, the Company received a $2.7 million offer to purchase the asset from an independent third-party for cash. The Company has a signed contract for sale and anticipates closing to take place during the second quarter of 2004.

      The Company maintains the allowance for losses on loans at a level that management believes will be adequate to cover inherent losses on existing loans based on internal evaluations of collectibility, prior loss experience, value of underlying collateral and other factors including the composition and concentrations within the loan portfolio and the level and trends of classified assets and non-performing assets. As of March 31, 2004, the allowance for losses on loans to total loans receivable was 1.15%, up from 1.06% at December 31, 2003.

      Non-interest income. Non-interest income was $2.9 million for the quarter ended March 31, 2004, an increase of $663,000 over the first quarter of 2003. This increase was mainly a result of increased fees on the Company's Overdraft Protection Program of $193,000, a $321,000 gain on the sale of available-for-sale securities, and a $150,000 increase in other income. The Company continues to seek additional sources of non-interest income.

      Non-interest expense. Non-interest expense for the first quarter of 2004 was $8.3 million, an increase of $693,000 over the $7.6 million reported during the first quarter of 2003. This increase was primarily due to compensation and benefits increases related to the addition of six commercial loan officers and seven credit administration and analyst professionals hired during the second half of 2003 as the Company restructured its Commercial Loan Department.

      Also contributing to the increase in non-interest expense for the quarter ended March 31, 2004 was $16,000 of amortization expense for the core deposit intangible that was recorded in September 2003 for acquisition of the Bank's branch office in Bolingbrook, Illinois. There were no core deposit intangibles recorded or amortized during the quarter ended March 31, 2003.

      Other general and administrative expenses increased $144,000 in the first quarter of 2004 compared to the first quarter of 2003. Expenses related to improvements to the Company's electronic banking program contributed $40,000 to this increase as the Company continued to upgrade its online banking and bill pay functions. The new products, rolled out to customers in April 2004, provide several enhancements to the Company's electronic delivery channels which allows the customer to utilize a virtual website for almost all of their banking needs. Also included in other general and administrative expense for the quarter ended March 31, 2004 were estimated losses of $132,000 on the Company's investments in various tax credit investment funds. In accordance with its tax strategy, the Company participates in these partnerships to receive low-income housing credits.

      As of April 1, 2004, the majority of the Company's Recognition and Retention Plan, a stock-based incentive plan established in February 1999, will be 100% vested. As such, the Company expects to realize a monthly reduction of approximately $100,000 pretax in compensation and benefit expenses related to this plan for the remainder of 2004 compared to 2003.

      Income Tax Expense. The Company's income tax benefit for the three months ended March 31, 2004 was $21,000 or 1.7% of pre-tax income compared to income tax expense of $313,000 or 32.4% of pre-tax income for the three months ended March 31, 2003. The significant decrease in income tax expense resulted primarily from the application of available tax credits and the effects of permanent tax differences on the Company's pre-tax earnings.

CHANGES IN FINANCIAL CONDITION

      General. During the quarter ended March 31, 2004, the Company's total assets decreased by $13.8 million to $1.56 billion from $1.57 billion at December 31, 2003. The significant changes in the composition of the balance sheet during the quarter ended March 31, 2004 included a decrease in cash and cash equivalents of $14.7 million which was a result of a decrease of total deposits of $16.5 million.

      Securities. Amortized cost of the Company's securities and their fair values were as follows at March 31, 2004 and December 31, 2003:

                                                                                          GROSS       GROSS
                                                                             AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                                                               COST        GAINS     LOSSES     VALUE
                                                                             ---------  ---------- ----------  --------
                                                                                      (Dollars in thousands)
At March 31, 2004:
     Callable agency securities, corporate bonds, and commercial paper ...    $138,048   $  1,490   $      3   $139,535
     Participation certificates and collateralized mortgage obligations ..     100,002      1,763         16    101,749
     Real estate mortgage investment conduits ............................      74,268        584         69     74,783
     Trust preferred securities ..........................................       4,935         --        106      4,829
     Equity securities ...................................................       6,073        217        414      5,876
                                                                              --------   --------   --------   --------
                                                                              $323,326   $  4,054   $    608   $326,772
                                                                              ========   ========   ========   ========
At December 31, 2003:
     Agency securities, corporate bonds, and commercial paper ............    $132,127   $    692   $      -   $132,819
     Participation certificates and collateralized mortgage obligations ..     108,468        888        255    109,101
     Real estate mortgage investment conduits ............................      75,245        626         73     75,798
     Trust preferred securities ..........................................       4,934         --        267      4,667
     Equity securities ...................................................       5,657        178        431      5,404
                                                                              --------   --------   --------   --------
                                                                              $326,431   $  2,384   $  1,026   $327,789
                                                                              ========   ========   ========   ========

      Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented below at March 31, 2004 and December 31, 2003:

                                               MARCH 31, 2004        DECEMBER 31, 2003
                                            --------------------   --------------------
                                             AMOUNT   PERCENTAGE    AMOUNT   PERCENTAGE
                                            --------  ----------   --------  ----------
                                                      (Dollars in thousands)
Commercial and construction loans:
     Commercial real estate .............   $439,052       44.6%   $427,462       43.5
     Construction and land development ..    110,168       11.2     127,760       13.0
     Commercial and industrial ..........     47,271        4.8      36,222        3.7
                                            --------   --------    --------   --------
     Total commercial loans .............    596,491       60.6     591,444       60.2

Retail loans:
     Single-family residential ..........    305,643       31.0     316,768       32.3
     Home equity loans ..................     77,379        7.9      71,360        7.3
     Other ..............................      5,252        0.5       2,422        0.2
                                            --------   --------    --------   --------
     Total retail loans .................    388,274       39.4     390,550       39.8
                                            --------   --------    --------   --------

Total loans receivable ..................   $984,765      100.0%   $981,994      100.0%
                                            ========   ========    ========   ========

      Total loans increased slightly during the first quarter of 2004 as loan fundings were partially offset by refinancing and prepayment activity. The Company estimates its pipeline at the end of the first quarter remains strong with over $80.0 million of new loan originations for commercial and retail loans expected to close during the second quarter of 2004.

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

      At March 31, 2004, the Bank's allowance for losses on loans amounted to $11.3 million or 48.14% and 1.15% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision for losses on loans amounted to $739,000 and $478,000 for the three months ended March 31, 2004 and 2003, respectively. Management of the Bank believes that, as of March 31, 2004, the allowance for losses on loans was adequate.

      The following is a summary of changes in the allowance for losses on loans for the periods presented:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                             2004              2003
                                                           --------          --------
                                                             (Dollars in thousands)
Balance at beginning of period ........................    $ 10,453          $  8,674
Provision for losses on loans .........................         739               478
Charge-offs ...........................................         (70)             (136)
Recoveries ............................................         173               138
                                                           --------          --------
Balance at end of period ..............................    $ 11,295          $  9,154
                                                           ========          ========

      Management of the Bank determines the sufficiency of the allowance for losses on loans based upon its periodic assessment of the risk elements in its loan portfolio. Management of Citizens utilizes analytical data as well as anticipated borrower performance in light of general economic conditions existing in the Bank's market area.

      The determination of the adequacy of the allowance at March 31, 2004 specifically considered various factors, including the balance of outstanding loans and the increases in the ratio of commercial loans to total loans. These loans were in excess of 60% of total loans receivable at March 31, 2004. Because of the fact that commercial loans have historically resulted in more losses than retail loans, the Bank's classified commercial loans are evaluated and allocated separately from the general allocation of the entire portfolio.

      Non-performing Assets. The following table provides information relating the Company's non-performing assets as of the dates indicated.

                                                MARCH 31, 2004   DECEMBER 31, 2003
                                                --------------   -----------------
                                                      (Dollars in thousands)
Non-accrual loans:
     Commercial loans:
         Commercial real estate .............       $13,341           $11,460
         Construction and land development ..         4,196             4,180
         Commercial and industrial ..........           844             1,205
                                                    -------           -------
         Total commercial loans .............        18,381            16,845

     Retail loans:
         Single-family residential ..........         4,850             5,584
         Home equity ........................           199               272
         Other ..............................            35                19
                                                    -------           -------
         Total retail loans .................         5,084             5,875
                                                    -------           -------
         Total non-accruing loans ...........        23,465            22,720
Other real estate owned, net ................           880               206
                                                    -------           -------
     Total non-performing assets ............       $24,345           $22,926
                                                    =======           =======

Performing troubled debt restructurings .....       $   293           $   296
Non-performing assets to total assets .......          1.56%             1.46%
Non-performing loans to total loans .........          2.38              2.31
Total non-performing assets and troubled debt
     restructurings to total assets .........          1.58              1.48

      Goodwill and Intangible Assets. During 2003, the Company recorded approximately $1.2 million in goodwill and $325,000 in core deposit intangibles in connection with the acquisition of a branch office in Bolingbrook, Illinois. Effective January 1, 2002, the Company adopted SFAS No. 142, which requires that goodwill and intangible assets that have indefinite lives no longer be amortized but be reviewed for impairment annually, or more frequently if certain indicators arise. The Company will perform an annual impairment test of goodwill each year. Impairment losses on recorded goodwill, if any, will be recorded as operating expenses. These core deposit intangibles are being amortized over an estimated useful life of five years.

      Goodwill at March 31, 2004 was $1.2 million and core deposit intangibles were $293,000. Amortization expense related to the branch acquisition is expected to be recorded in the amount of $65,000 each year for five years.

      Deposits and Borrowed Money. The following table sets forth the dollar amount of deposits and the percentage of total deposits in various types of deposits offered by the Bank at the dates indicated.

                                      MARCH 31, 2004           DECEMBER 31, 2003
                                 -----------------------    -----------------------
                                   AMOUNT     PERCENTAGE      AMOUNT     PERCENTAGE
                                 ----------   ----------    ----------   ----------
                                            (Dollars in thousands)
Checking accounts:
     Non-interest bearing ....   $   41,054          4.3%   $   36,358          3.7%
     Interest bearing ........       93,470          9.8        91,618          9.4
Money market accounts ........      129,463         13.5       123,851         12.7
Savings accounts .............      207,079         21.6       204,621         21.0
                                 ----------   ----------    ----------   ----------
         Core deposits .......      471,066         49.2       456,448         46.8
Certificates of deposit:
     $100,000 or less ........      363,821         37.9       391,327         40.2
     Over $100,000 ...........      124,026         12.9       127,594         13.0
                                 ----------   ----------    ----------   ----------
         Time Deposits .......      487,847         50.8       518,921         53.2
                                 ----------   ----------    ----------   ----------
            Total Deposits ...   $  958,913        100.0%   $  975,369        100.0%
                                 ==========   ==========    ==========   ==========

      Deposits were $958.9 million at March 31, 2004 compared to $975.4 million at December 31, 2003. The decrease of $16.5 million was primarily the result of a $31.1 million decrease in certificates of deposit accounts which was partially offset by a $14.6 million increase in core deposits. Of the remaining certificates of deposit accounts, approximately $186.6 million are expected to withdraw or reprice at lower current market rates when these deposits mature in the second quarter of 2004. The current weighted average rate on these deposits is 2.33%.

      Borrowed money consists of the following:

                                                   MARCH 31, 2004               DECEMBER 31, 2003
                                             --------------------------    --------------------------
                                              WEIGHTED                       WEIGHTED
                                               AVERAGE                       AVERAGE
                                                 RATE          AMOUNT         RATE          AMOUNT
                                             -----------    -----------    -----------    ----------
                                                              (Dollars in thousands)
Secured advances from FHLB - Indianapolis:
     Maturing in 2010 - fixed-rate .......          5.92%   $   400,000           5.92%   $   400,000
     Maturing in 2014 - fixed-rate .......          6.71          1,244           6.71          1,244
     Maturing in 2018 - fixed-rate .......          5.54          2,911           5.54          2,911
     Maturing in 2019 - fixed-rate .......          6.32          7,803           6.32          7,835
Secured advances from FHLB - Chicago:

     Maturing in 2008 - fixed-rate .......          5.26          6,500           5.26          6,500
                                                            -----------                   -----------
                                                            $   418,458                   $   418,490
                                                            ===========                   ===========
Weighted-average interest rate ...........          5.92%                         5.92%

      Advances totaling $400.0 million with final maturities in 2010 contain call dates in 2004. Advances totaling $6.5 million with final maturities in 2008 contain call dates in 2004.

      The advances can be prepaid subject to a substantial penalty which is calculated based on the present value of the future cash flows at current interest rates. At March 31, 2004, the Company estimated the prepayment penalty at $61.9 million to pay off the aggregate advances. Should interest rates increase, the Company expects the estimated prepayment penalty to decrease.

      Pursuant to collateral agreements with the Federal Home Loan Bank of Indianapolis (FHLB-IN), advances are secured by the following assets as of March 31, 2004:

                                          AMOUNT
DESCRIPTION OF COLLATERAL                 PLEDGED
-------------------------               -----------
                                        (Dollars in
                                         thousands)
FHLB-IN stock                            $ 26,773
First mortgage loans                      308,652
Mortgage-backed securities                123,902
Agency securities                          76,341
FHLB-IN time deposits                       6,000
                                         --------
                                         $541,668
                                         ========

      Pursuant to collateral agreements with the Federal Home Loan Bank of Chicago (FHLB-C), advances are secured by stock in the FHLB-C, FHLB corporate notes with a carrying value of $15.2 million and certain mortgage-backed securities having a carrying value of $2.7 million as of March 31, 2004

      As of March 31, 2004, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds at the market rate for the purchase of federal funds at the time of request. The lines were not used during the three months ended March 31, 2004.

      Capital Resources. Stockholders' equity was $158.5 million at March 31, 2004 compared to $156.0 million at December 31, 2003. The $2.6 million increase includes:

      -     Net income of $1.2 million,

      - Increases in unrealized appreciation on available-for-sale securities of $1.3 million, and

      -     Exercises of stock options totaling $1.0 million.

Cash dividends declared of $1.2 million partially offset these increases.

      During the first quarter of 2004, the Company repurchased 5,142 shares of its common stock at an average price of $14.98 per share pursuant to the share repurchase program announced in July 2002. Since its initial public offering, the Company has repurchased an aggregate of 11,536,045 shares of its common stock at an average price of $11.74 per share. As of March 31, 2004, the Company has 1,236,727 of shares remaining for repurchase in its current share repurchase program.

      At March 31, 2004 the Bank's regulatory capital was in excess of regulatory limits set by the Office of Thrift Supervision. The current requirements and the Bank's actual levels at March 31, 2004 and at December 31, 2003 are provided below:

                                                                                TO BE WELL-CAPITALIZED
                                                                                     UNDER PROMPT
                                                      FOR CAPITAL ADEQUACY         CORRECTIVE ACTION
                                   ACTUAL                      PURPOSES                PROVISIONS
                           -----------------------    -----------------------   -----------------------
                             AMOUNT       RATIO         AMOUNT       RATIO        AMOUNT       RATIO
                           ----------   ----------    ----------   ----------   ----------   ----------
                                                       (Dollars in thousands)
As of March 31, 2004:
     Risk-based ........   $  142,603        13.10%   $   87,060        >8.00%  $  108,825       >10.00%
     Tangible ..........      131,308         8.54        23,066        >1.50       30,754        >2.00
     Core ..............      131,308         8.54        61,509        >4.00       76,886        >5.00

As of December 31, 2003:
     Risk-based ........   $  141,974        13.04%   $   87,083        >8.00%  $  108,854       >10.00%
     Tangible ..........      131,521         8.46        23,307        >1.50       31,076        >2.00
     Core ..............      131,521         8.46        62,152        >4.00       77,690        >5.00

LIQUIDITY AND COMMITMENTS

      The Company's liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company's primary historical sources of funds are:

      -     deposits,

      - scheduled payments of amortizing loans and mortgage-related securities,

      - prepayments and maturities of outstanding loans and mortgage-related securities,

      - maturities of investment securities and other short-term investments,

      -     funds provided from operations, and

      -     borrowings from the FHLB.

      Scheduled payments from the amortization of loans, mortgage-related securities, maturing investment securities, and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending requirements. At March 31, 2004, the Company had cash and cash equivalents of $163.5 million which was a decrease of $14.7 million from December 31, 2003.

      Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as interest-bearing deposits and federal funds sold. On a longer-term basis, the Company invests funds not used for maintaining and expanding the loan portfolio in securities. Given the current low interest rate environment, the Company is investing these funds predominantly in relatively low yielding assets with estimated average durations of two years or less with the expectation that the funds will be readily available for investment in higher yielding assets when the interest rate market turns upward. The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, pay maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

      The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are securities available-for-sale and dividends from the Bank. On a parent company-only basis, at March 31, 2004, the Company had $7.5 million in securities available-for-sale. These sources of liquidity can also be supplemented by fees assessed by the Company to the Bank.

      CONTRACTUAL OBLIGATIONS. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of March 31, 2004.

                                                                    PAYMENTS DUE BY PERIOD
                                                ------------------------------------------------------------
                                                            OVER ONE     OVER THREE
                                                ONE YEAR     THROUGH       THROUGH     OVER FIVE
                                                OR LESS    THREE YEARS    FIVE YEARS     YEARS       TOTAL
                                                --------   -----------   -----------   ---------   ---------
                                                                   (Dollars in thousands)
Federal Home Loan Bank advances .............   $    209   $       463   $     7,031   $ 410,755   $ 418,458
Operating leases.............................        592         1,222           127           -       1,941
                                                --------   -----------   -----------   ---------   ---------
                                                $    801   $     1,685   $     7,158   $ 410,755   $ 420,399
                                                ========   ===========   ===========   =========   =========

      See the Deposits and Borrowed Money section for further discussion surrounding the Company's FHLB advances. The Company's operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices.

      The Company also has commitments to fund maturing certificates of deposit which are scheduled to mature within one year or less. These deposits total $397.2 million at March 31, 2004. Based on historical experience, management believes that a significant portion of the maturing deposits will remain with the Bank.

      OFF-BALANCE SHEET OBLIGATIONS. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

               The following table details the amounts and expected maturities of significant commitments as of March 31, 2004.

                                                            OVER ONE     OVER THREE
                                                ONE YEAR     THROUGH       THROUGH     OVER FIVE
                                                OR LESS    THREE YEARS    FIVE YEARS     YEARS       TOTAL
                                                --------   -----------   -----------   ---------   ---------
                                                                   (Dollars in thousands)
Commitments to extend credit:
    Commercial...............................   $ 58,488             -             -           -   $  58,488
    Retail...................................     17,997             -             -           -      17,997
Commitments to purchase loans:
    Commercial...............................     38,450             -             -           -      38,450
    Retail...................................     15,000             -             -           -      15,000
Commitments to fund unused construction
    Loans....................................     46,213             -             -           -      46,213
Commitments to fund unused lines of
    credit:
    Commercial...............................     38,051             -             -           -      38,051
    Retail...................................     70,743             -             -           -      70,743
Letters of credit............................      3,733         1,409           388           -       5,530
Credit enhancements..........................          -         6,578         8,487      28,969      44,034
                                                --------   -----------   -----------   ---------   ---------
                                                $288,675   $     7,987   $     8,875   $  28,969   $ 334,506
                                                ========   ===========   ===========   =========   =========

      The above listed commitments do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report to stockholders for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      No change in our internal control over financial reporting (as defined in Rule 13a - 15(f) or 15(d) - 15(f) under the Securities Exchange Act of 1934, as amended) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

      Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15(d) - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

PART II. OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

      (a) - (d) Not applicable.

      (e) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company's common stock during the indicated periods.

                                                        TOTAL NUMBER OF      MAXIMUM NUMBER OF
                                                      SHARES PURCHASED AS   SHARES THAT MAY YET
                      TOTAL NUMBER                      PART OF PUBLICLY    BE PURCHASED UNDER
                       OF SHARES      AVERAGE PRICE     ANNOUNCED PLANS        THE PLANS OR
      PERIOD           PURCHASED     PAID PER SHARE       OR PROGRAMS          PROGRAMS (4)
-------------------   ------------   --------------   -------------------   -------------------
January 1-31, 2004           5,142   $        14.98                 5,142             1,236,727
February 1-29, 2004              -                -                     -             1,236,727
March 1-31, 2004                 -                -                     -             1,236,727
                      ------------   --------------   -------------------   -------------------
           Total             5,142   $        14.98                 5,142             1,236,727
                      ============   ==============   ===================   ===================

-----------------
(1) The Company instituted a repurchase program for 1,300,000 shares in July 2002 which was publicly announced on July 23, 2002. Prior to January 1, 2004, a total of 1,258,131 shares had been repurchased under that program. A total of 5,142 shares were purchased in an open-market transaction in January 2004 under the same program. A repurchase program for an additional 1,200,000 shares was publicly announced on March 17, 2003. The programs do not have expiration dates.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) An annual meeting of stockholders of the Company was held on April 27, 2004 ("Annual Meeting").

      (b) None.

      (c) There were 12,254,223 shares of Common Stock of the Company eligible to be voted at the Annual Meeting, and 10,814,913 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

      (1) Election of directors for a three-year term.

Frank D. Lester       9,803,774   FOR     1,011,139   WITHHELD
Thomas F. Prisby      9,989,495   FOR       825,418   WITHHELD

      (d) None.

ITEM 5.

OTHER INFORMATION

      None.

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

      10.5 Employment Agreement entered into between CFS Bancorp, Inc. and James W. Prisby**

      10.7  CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan***

      10.8 CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement***

      10.9  CFS Bancorp, Inc. 2003 Stock Option Plan****

      10.10 Employment Agreement entered into between Citizens Financial Services, FSB and Charles V. Cole*****

      10.11 Employment Agreement entered into between Citizens Financial Services, FSB and Thomas L. Darovic*****

      10.12 Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole*****

      10.13 Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic*****

      31.1  Rule 13a-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer

      32.0  Section 1350 Certifications

------------------
* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

** Incorporated by Reference from the Company's report on Form 10-Q for the quarterly period ended June 30, 2003.

*** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.

**** Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.

***** Incorporated by Reference from the Company's annual report on Form 10-K for the year ended December 31, 2003.

(b) Reports filed on Form 8-K.

      On January 8, 2004, the Company filed a Current Report on Form 8-K, dated January 7, 2004, in connection with the announcement of two new Bank directors.

      On February 2, 2004, the Company filed a Current Report on Form 8-K, dated January 29, 2004, furnishing its report of earnings for the quarter and year ended December 31, 2003.

      On March 19, 2004, the Company filed a Current Report on Form 8-K, dated March 18, 2004, in connection with the announcement of its quarterly dividend.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: May 10, 2004                     By:   /s/ Thomas F. Prisby
                                           -------------------------------------
                                           Thomas F. Prisby, Chairman and
                                           Chief Executive Officer

Date: May 10, 2004                     By:   /s/ Charles V. Cole
                                           -------------------------------------
                                           Charles V. Cole, Executive Vice
                                           President and Chief Financial Officer