Form 10-Q
period 2004-06-30
CFS BANCORP INC
filed 2004-08-09
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2004.

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

The Registrant had 12,308,434 shares of Common Stock issued and outstanding as of August 6, 2004.

                                CFS BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                              Page No.
                                                                                              --------
                          PART I FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)................................................       3

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................................      10

Item 3.    Quantitative and Qualitative Disclosures About Market Risk......................      29

Item 4.    Controls and Procedures.........................................................      30

                         PART II OTHER INFORMATION

Item 1.    Legal Proceedings...............................................................      30

Item 2.    Changes in Securities, Use of Proceeds from Registered Securities and
           Issuer Purchases of Equity Securities...........................................      30

Item 3.    Defaults upon Senior Securities.................................................      31

Item 4.    Submission of Matters to a Vote of Security Holders.............................      31

Item 5.    Other Information...............................................................      31

Item 6.    Exhibits and Reports on Form 8-K................................................      32

Signature Page ............................................................................      34

Certifications for Principal Executive Officer and Principal Financial Officer.............      35

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                       JUNE 30, 2004   DECEMBER 31, 2003
                                                                       -------------   -----------------
                                                                        (Unaudited)
                                                                             (Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions ..................   $     16,680       $    18,675
Interest-bearing deposits ..........................................          8,358           142,139
Federal funds sold .................................................          8,497            17,399
                                                                       ------------       -----------
   Cash and cash equivalents .......................................         33,535           178,213
Securities available-for-sale, at fair value .......................        347,479           327,789
Investment in Federal Home Loan Bank stock, at cost ................         27,397            26,766
Loans receivable, net of unearned fees .............................      1,008,081           981,994
   Allowance for losses on loans ...................................        (11,299)          (10,453)
                                                                       ------------       -----------
     Net loans .....................................................        996,782           971,541
Accrued interest receivable ........................................          6,599             6,623
Real estate owned ..................................................            776               206
Office properties and equipment ....................................         13,687            13,738
Investment in Bank-owned life insurance ............................         32,649            31,926
Prepaid expenses and other assets ..................................         11,403            11,132
Intangible assets ..................................................          1,462             1,494
                                                                       ------------       -----------
     Total assets ..................................................   $  1,471,769       $ 1,569,428
                                                                       ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits ...........................................................   $    879,102       $   975,369
Borrowed money .....................................................        418,432           418,490
Advance payments by borrowers for taxes and insurance ..............          6,316             5,595
Other liabilities ..................................................         13,392            14,021
                                                                       ------------       -----------
   Total liabilities ...............................................      1,317,242         1,413,475
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized .....              -                 -
Common stock, $0.01 par value; 85,000,000 shares authorized;
   23,423,306 shares issued as of June 30, 2004 and December 31,
   2003; 12,290,934 and 12,200,015 shares outstanding as of
   June 30, 2004 and December 31, 2003, respectively ...............            234               234
Additional paid-in capital .........................................        189,727           189,879
Retained earnings, substantially restricted ........................        104,813           106,354
Treasury stock, at cost: 11,132,372 and 11,223,291 shares as of
   June 30, 2004 and December 31, 2003, respectively ...............       (131,805)         (132,741)
Unallocated common stock held by ESOP ..............................         (7,158)           (7,158)
Unearned common stock acquired by RRP ..............................           (187)           (1,523)
Accumulated other comprehensive income (loss), net of tax ..........         (1,097)              908
                                                                       ------------       -----------
   Total stockholders' equity ......................................        154,527           155,953
                                                                       ------------       -----------
     Total liabilities and stockholders' equity ....................   $  1,471,769       $ 1,569,428
                                                                       ============       ===========

See accompanying notes.

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                        JUNE 30,                        JUNE 30,
                                                             -----------------------------   -----------------------------
                                                                 2004            2003            2004             2003
                                                             -------------   -------------   -------------   -------------
                                                                                      (Unaudited)
                                                                 (Dollars in thousands, except share and per share data)
Interest income:
   Loans ..................................................  $     13,730    $     14,974    $     27,846    $     30,214
   Securities .............................................         2,601           1,818           5,271           4,334
   Other ..................................................           469             891           1,107           1,738
                                                             ------------    ------------    ------------    ------------
     Total interest income ................................        16,800          17,683          34,224          36,286
Interest expense:
   Deposits ...............................................         3,185           4,539           7,021           9,764
   Borrowings .............................................         6,263           6,672          12,526          13,272
                                                             ------------    ------------    ------------    ------------
     Total interest expense ...............................         9,448          11,211          19,547          23,036
                                                             ------------    ------------    ------------    ------------
Net interest income before provision for losses on loans...         7,352           6,472          14,677          13,250
Provision for losses on loans .............................         1,918             509           2,657             987
                                                             ------------    ------------    ------------    ------------
Net interest income after provision for losses on loans             5,434           5,963          12,020          12,263
Non-interest income:
   Service charges and other fees .........................         1,853           1,744           3,501           3,222
   Commission income ......................................           171             192             323             318
   Net realized losses on available-for-sale securities              (366)             (1)            (45)             (1)
   Net (loss) gain on sale of office properties ...........            (1)             24              (1)             24
   Income from Bank-owned life insurance ..................           365             367             723             729
   Other income ...........................................           253             322             687             606
                                                             ------------    ------------    ------------    ------------
     Total non-interest income ............................         2,275           2,648           5,188           4,898
Non-interest expense:
   Compensation and employee benefits .....................         4,638           4,427           9,525           8,866
   Net occupancy expense ..................................           615             578           1,257           1,200
   Professional fees ......................................         1,264             461           1,661             948
   Data processing ........................................           722             465           1,232             894
   Furniture and equipment expense ........................           456             480             919             957
   Marketing ..............................................           285             227             572             426
   Amortization of core deposit intangibles ...............            17               -              33               -
   Other general and administrative expenses ..............           975           1,017           2,049           1,947
                                                             ------------    ------------    ------------    ------------
     Total non-interest expense ...........................         8,972           7,655          17,248          15,238
                                                             ------------    ------------    ------------    ------------
Income (loss) before income taxes .........................        (1,263)            956             (40)          1,923
Income tax expense (benefit) ..............................          (906)            258            (927)            571
                                                             ------------    ------------    ------------    ------------
     Net income (loss) ....................................  $       (357)   $        698    $        887    $      1,352
                                                             ============    ============    ============    ============

Per share data:
   Basic earnings (loss) per share ........................  $      (0.03)   $       0.06    $       0.08    $       0.12
   Diluted earnings (loss) per share ......................         (0.03)           0.06            0.07            0.12
   Cash dividends declared per share ......................          0.11            0.11            0.22            0.22
Weighted average shares outstanding .......................    11,620,390      11,256,183      11,510,467      11,302,378
Weighted average diluted shares outstanding ...............    11,887,039      11,644,232      11,846,355      11,729,637

See accompanying notes.

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             UNALLOC.  UNEARNED   ACCUM.
                                                                                              COMMON    COMMON    OTHER
                                                         ADDITIONAL                           STOCK     STOCK    COMPRE-
                                               COMMON     PAID IN     RETAINED    TREASURY     HELD    ACQUIRED  HENSIVE
                                               STOCK      CAPITAL     EARNINGS      STOCK    BY ESOP    BY RRP    INCOME     TOTAL
                                             ----------  ---------   ---------   ---------   -------   --------  --------  --------
                                                                                  (Unaudited)
                                                                 (Dollars in thousands, except per share data)
Balance January 1, 2003 ...................  $      234  $ 189,786   $ 107,598   $(125,650)  $(8,356)  $(2,827)  $  (123)  $160,662
Net income ................................           -          -       1,352           -         -         -         -      1,352
Other comprehensive income, net of tax:
  Change in unrealized appreciation on
  available-for-sale securities, net
  of reclassification adjustment ..........                                                                        1,064      1,064
                                                                                                                           --------
Total comprehensive income ................                                                                                   2,416
Purchase of treasury stock ................           -          -           -      (8,993)        -         -         -     (8,993)
Amortization or award under RRP ...........           -        (47)          -           -         -     1,302         -      1,255
Exercise of stock options .................           -       (207)          -       1,270         -         -         -      1,063
Tax benefit related to stock options
  exercised ...............................           -         26           -           -         -         -         -         26
Dividends declared on common stock
  ($0.22 per share) .......................           -          -      (2,388)          -         -         -         -     (2,388)
                                             ----------  ---------   ---------   ---------   -------   -------   -------   --------
Balance June 30, 2003 .....................  $      234  $ 189,558   $ 106,562   $(133,373)  $(8,356)  $(1,525)  $   941   $154,041
                                             ==========  =========   =========   =========   =======   =======   =======   ========

Balance January 1, 2004 ...................  $      234  $ 189,879   $ 106,354   $(132,741)  $(7,158)  $(1,523)  $   908   $155,953
Net income ................................           -          -         887           -         -         -         -        887
Other comprehensive loss, net of tax:
  Change in unrealized appreciation on
  available-for-sale securities, net of
  reclassification adjustment .............                                                                       (2,005)    (2,005)
                                                                                                                           --------
Total comprehensive loss ..................                                                                                  (1,118)
Purchase of treasury stock ................           -          -           -        (854)        -         -         -       (854)
Amortization or award under RRP ...........           -        (32)          -           -         -     1,336         -      1,304
Exercise of stock options .................           -       (258)          -       1,790         -         -         -      1,532
Tax benefit related to stock options
  exercised ...............................           -        138           -           -         -         -         -        138
Dividends declared on common stock
  ($0.22 per share) .......................           -          -      (2,428)          -         -         -         -     (2,428)
                                             ----------  ---------   ---------   ---------   -------   -------   -------   --------
Balance June 30, 2004                        $      234  $ 189,727   $ 104,813   $(131,805)  $(7,158)  $  (187)  $(1,097)  $154,527
                                             ==========  =========   =========   =========   =======   =======   =======   ========

See accompanying notes.

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      SIX MONTHS ENDED JUNE 30,
                                                                      -------------------------
                                                                         2004           2003
                                                                      ----------     ----------
                                                                              (Unaudited)
                                                                        (Dollars in thousands)
Operating activities:
   Net income .....................................................   $     887      $   1,352
   Adjustments to reconcile net income to net cash provided by operating activities:
       Provision for losses on loans ..............................       2,657            987
       Depreciation and amortization ..............................         765            844
       Net premium amortization on securities available-for-sale...       1,514          3,902
       Deferred income tax benefit ................................        (642)        (1,187)
       Amortization of cost of stock benefit plans ................       1,304          1,255
       Tax benefit from exercises of nonqualified stock options             138             26
       Change in deferred income ..................................         168            493
       Increase in interest receivable ............................          24            571
       Decrease in accrued interest payable .......................        (298)          (113)
       Proceeds from sale of loans held-for-sale ..................       5,612          6,580
       Origination of loans held-for-sale .........................      (5,390)        (7,312)
       Net loss realized on securities available-for-sale .........          45              1
       Decrease (increase) in prepaid expenses and other assets              70         (1,147)
       (Decrease) increase in other liabilities ...................         (96)         2,247
                                                                      ---------      ---------
         Net cash provided by operating activities ................       6,758          8,499
                                                                      ---------      ---------

Investing activities:
   Proceeds from maturities, paydowns and sales of securities .....     134,486        287,559
   Purchases of securities available-for-sale .....................    (159,045)      (215,916)
   Redemption of Federal Home Loan Bank stock .....................           -             12
   Net loan originations and principal payments received ..........     (32,207)       (42,541)
   Proceeds from sale of real estate owned ........................       3,349          1,445
   Purchases of property and equipment ............................        (685)          (379)
   Disposal of property and equipment .............................           4            769
                                                                      ---------      ---------
     Net cash (used for) provided by investing activities .........     (54,098)        30,949
                                                                      ---------      ---------

Financing activities:
   Proceeds from exercise of stock options ........................       1,532          1,063
   Dividends paid on common stock .................................      (2,412)        (2,612)
   Purchase of treasury stock .....................................        (854)        (8,993)
   Net increase in savings and money market accounts ..............      38,724         32,046
   Net decrease in certificates of deposit ........................    (134,991)       (62,929)
   Net increase in advance payments by borrowers for taxes and
     insurance ....................................................         721          2,524
   Net decrease in borrowed funds .................................         (58)           (54)
                                                                      ---------      ---------
       Net cash flows used for financing activities ...............     (97,338)       (38,955)
                                                                      ---------      ---------
(Decrease) increase in cash and cash equivalents ..................    (144,678)           493
Cash and cash equivalents at beginning of period ..................     178,213        210,141
                                                                      ---------      ---------
Cash and cash equivalents at end of period ........................   $  33,535      $ 210,634
                                                                      =========      =========

Supplemental disclosure of non-cash activities:
   Loans transferred to real estate owned .........................   $   3,919      $     838
   Cash paid for interest on deposits .............................       7,250          9,804
   Cash paid for interest on borrowings ...........................      12,595         13,345
   Cash paid for taxes ............................................           -          1,374

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

      The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States. The June 30, 2004 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

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

      Certain reclassifications have been made to prior period's consolidated financial statements to conform to the current period's consolidated financial statements.

2. STOCK-BASED COMPENSATION

      The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued by Employees (APB No. 25). Under APB No. 25, because the exercise price of the Company's employees' stock options, which have been granted, equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the Recognition and Retention Plan (RRP) is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

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

                                                     THREE MONTHS ENDED         SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     ------------------       ------------------
                                                       2004       2003          2004       2003
                                                     --------   --------      --------   --------
                                                     (Dollars in thousands except per share data)
Net income (loss) (as reported)...................   $  (357)   $   698       $   887    $ 1,352
Stock-based compensation expense determined
   using fair value method, net of tax............      (128)      (211)         (292)      (404)
                                                     -------    -------       -------    -------
Pro forma net income (loss).......................   $  (485)   $   487       $   595    $   948
                                                     =======    =======       =======    =======
Basic earnings (loss) per share (as reported).....   $ (0.03)   $  0.06       $  0.08    $  0.12
Pro forma basic earnings (loss) per share.........     (0.04)      0.04          0.05       0.08
Diluted earnings (loss) per share (as reported)...     (0.03)      0.06          0.07       0.12
Pro forma diluted earnings (loss) per share.......     (0.04)      0.04          0.05       0.08

      The fair value of the option grants for the three and six months ended June 30, 2004 and 2003 was estimated using the Black-Scholes option value model, with the following assumptions:

                                     THREE MONTHS ENDED   SIX MONTHS ENDED
                                          JUNE 30,            JUNE 30,
                                     ------------------  ------------------
                                       2004      2003      2004      2003
                                     --------  --------  --------  --------
Dividend yield...................        3.3%      3.1%      3.3%      3.1%
Expected volatility..............       27.4      30.2      27.4      30.2
Risk-free interest...............        6.9       3.9       6.9       3.9
Original expected life...........    6 years   7 years   6 years   7 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility.

3. COMPREHENSIVE INCOME

      Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following tables disclose the changes in the components of other accumulated comprehensive income (loss) for the six months ended June 30, 2004 and 2003.

                                                                 JUNE 30, 2004
                                                        -----------------------------
                                                        BEFORE TAX   TAX    AFTER TAX
                                                          AMOUNT    EFFECT    AMOUNT
                                                        ----------  ------  ---------
                                                            (Dollars in thousands)
Unrealized holding losses on securities
  available-for-sale:
  Unrealized holding losses, net ....................    $(3,115)   $1,081  $ (2,034)
  Less: reclassification adjustment for net losses...
    included in net income ..........................        (45)       16       (29)
                                                         -------    ------  --------
Unrealized losses, net ..............................    $(3,070)   $1,065  $ (2,005)
                                                         =======    ======  ========

                                                                 JUNE 30, 2003
                                                        -----------------------------
                                                        BEFORE TAX   TAX    AFTER TAX
                                                          AMOUNT    EFFECT    AMOUNT
                                                        ----------  ------  ---------
                                                           (Dollars in thousands)
Unrealized holding gains on securities
  available-for-sale:
  Unrealized holding gains, net .....................    $ 1,651    $(588)  $  1,063
  Less: reclassification adjustment for net losses
    included in net income ..........................         (1)       -         (1)
                                                         -------    -----   --------
Unrealized gains, net ...............................    $ 1,652    $(588)  $  1,064
                                                         =======    =====   ========

4. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2004 and 2003:

                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                      JUNE 30,
                                               ----------------------------   ---------------------------
                                                   2004            2003           2004           2003
                                               -------------   ------------   ------------   ------------
                                                     (Dollars in thousands, except per share data)
Net income (loss) ...........................  $       (357)   $        698   $        887   $      1,352
                                               ============    ============   ============   ============

Weighted average common shares outstanding...    11,620,390      11,256,183     11,510,467     11,302,378
Common share equivalents (1) ................       266,649         388,049        335,888        427,259
                                               ------------    ------------   ------------   ------------
Weighted average common shares and common
  share equivalents outstanding .............    11,887,039      11,644,232     11,846,355     11,729,637
                                               ============    ============   ============   ============

Basic earnings (loss) per share .............  $      (0.03)   $       0.06   $       0.08   $       0.12
Diluted earnings (loss) per share ...........         (0.03)           0.06           0.07           0.12

(1) Assuming exercise of dilutive stock options and a portion of the unearned awards under the RRP.

5. NEW ACCOUNTING PRONOUNCEMENTS

The Meaning of Other-Than-Temporary and Its Application to Certain Investments
------------------------------------------------------------------------------

      In January 2003, the Emerging Issues Task Force (EITF) began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF issued additional guidance in March 2004 establishing criteria for recognition and measurement under this pronouncement to be effective for reporting periods beginning after June 15, 2004. This additional guidance was used in our evaluation of securities available-for-sale for other-than-temporary losses.

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

OVERVIEW

      During the second quarter of 2004, the Company continued to make progress on various strategic initiatives resulting in the following:

      - net interest margin increased to 2.05% for the second quarter of 2004 from 1.98% for the first quarter of 2004 and from 1.73% for the second quarter of 2003,

      - low-cost core deposit totals increased 5.1% from the first quarter of 2004 through the Company's continued promotional efforts and retail incentives, and

      - total loan and line of credit originations for the second quarter of 2004 were over $130 million and represented a 65% increase from the first quarter of 2004.

      However, the Company's second quarter earnings were adversely impacted by the following:

      - a $1.9 million provision for losses on loans for the second quarter of 2004,

      - legal expenses of $939,000 related to the Company's goodwill litigation against the U.S. Government, and

      - a $343,000 write-down in the cost basis of a trust preferred security deemed to be partially impaired during the second quarter of 2004.

      Primarily as a result, the Company reported a net loss of $357,000 for the second quarter of 2004 as compared to net income of $698,000 reported in the second quarter of 2003.

      During the second quarter of 2004, the Company took advantage of an extremely steep yield curve by repositioning its fixed-income bond portfolio. The Company was able to increase the weighted-average yield on this segment of the portfolio from 2.47% at the end of March 2004 to 3.01% at the end of June 2004 by selling over $60 million of short-term securities and purchasing securities with a longer term. While the Company recognized a net loss of $23,000 on the sales of these securities, management expects that the repositioning of the portfolio will add to pre-tax income throughout the remainder of 2004.

      Although the Company's net interest margin improved for the quarter, the margin and the Company's earnings continue to be impacted by the putable fixed-rate Federal Home Loan Bank (FHLB) borrowings. The weighted-average cost of these borrowings remained relatively stable at 6.02% during the second quarter of 2004 as compared to 5.96% for the second quarter of 2003. Management, under the guidance of the Board of Directors, continues to explore the possibility of refinancing these borrowings at current market rates including reviewing the prepayment penalties associated with the borrowings. As of June 30, 2004, the prepayment penalty was estimated at $37.2 million.

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

      The amount of the allowance is based on estimates, and the amount of losses ultimately recognized may vary from such estimates. Management assesses the allowance for losses on loans on a quarterly basis and makes appropriate provisions to maintain the allowance at an appropriate level. The actual determination of the total provision is the combination of specific reserves, which may be established from time to time on individual classified assets, and a general reserve that is based in part on certain loss factors applied to various loan pools as stratified by the Company considering historical charge-offs and delinquency levels. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required that could adversely affect earnings or the Company's financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for Citizens Financial Services, FSB (the Bank or Citizens) and the carrying value of its other non-performing assets, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans in the future.

      Additionally, the Company engages an independent third party to periodically review its commercial business and commercial real estate loans. The recommendations of this review are reviewed and compared to the Company's asset classification, and adjustments are made as deemed appropriate by management.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

      The following tables provide information regarding (i) the Company's interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

                                                                   THREE MONTHS ENDED JUNE 30,
                                           ------------------------------------------------------------------------
                                                           2004                                 2003
                                           -----------------------------------  -----------------------------------
                                             AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                             BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST
                                           -----------  ----------  ----------  -----------  ----------  ----------
                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)..................  $   999,818  $   13,730      5.52%   $   956,481  $   14,974      6.28%
   Securities (2)................. ......      342,194       2,601      3.06        317,453       1,818      2.30
   Other interest-earning assets (3).....       98,227         469      1.92        227,634         891      1.57
                                           -----------  ----------              -----------  ----------
     Total interest-earning assets.......    1,440,239      16,800      4.69      1,501,568      17,683      4.72

Non-interest earning assets..............       74,719                               81,659
                                           -----------                          -----------
Total assets.............................  $ 1,514,958                          $ 1,583,227
                                           ===========                          ===========

Interest-bearing liabilities:
   Deposits:
     Checking accounts...................  $    96,960          58      0.24%   $    93,367         254      1.09%
     Money market accounts...............      137,240         304      0.89        150,462         409      1.09
     Savings accounts....................      209,192         175      0.34        215,782         377      0.70
     Certificates of deposit.............      430,820       2,648      2.47        451,729       3,499      3.11
                                           -----------  ----------              -----------  ----------
       Total deposits....................      874,212       3,185      1.47        911,340       4,539      2.00

   Borrowings............................      418,436       6,263      6.02        449,380       6,672      5.96
                                           -----------  ----------              -----------  ----------
     Total interest-bearing
       liabilities.......................    1,292,648       9,448      2.94      1,360,720      11,211      3.30
                                                        ----------                           ----------
Non-interest bearing deposits............       42,452                               35,172
Non-interest bearing liabilities.........       20,282                               32,246
                                           -----------                          -----------
Total liabilities........................    1,355,382                            1,428,138
Stockholders' equity.....................      159,576                              155,089
                                           -----------                          -----------
Total liabilities and stockholders'
   equity ...............................  $ 1,514,958                          $ 1,583,227
                                           ===========                          ===========
Net interest-earning assets..............  $   147,591                          $   140,848
                                           ===========                          ===========
Net interest income / interest
   rate spread...........................               $    7,352      1.75%                $    6,472      1.42%
                                                        ==========    ======                 ==========    ======
Net interest margin......................                               2.05%                                1.73%
                                                                      ======                               ======
Ratio of average interest-earning
   assets to average interest-bearing
   liabilities...........................                             111.42%                              110.35%
                                                                      ======                               ======

(1) The average balance of loans receivable is net of unearned fees and includes non-performing loans, interest on which is recognized on a cash basis.

(2)   Average balances of securities are based on historical costs.

(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.

                                                                    SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------------------------------------------
                                                           2004                                 2003
                                           -----------------------------------  -----------------------------------
                                             AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                                             BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST
                                           -----------  ----------  ----------  -----------  ----------  ----------
                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)..................  $   992,449  $   27,846      5.64%   $   949,169  $   30,214      6.42%
   Securities (2)........................      336,218       5,271      3.15        329,226       4,334      2.65
   Other interest-earning assets (3).....      134,957       1,107      1.65        229,906       1,738      1.52
                                           -----------  ----------              -----------  ----------
     Total interest-earning assets.......    1,463,624      34,224      4.70      1,508,301      36,286      4.85

Non-interest earning assets..............       72,975                               81,118
                                           -----------                          -----------
Total assets.............................  $ 1,536,599                          $ 1,589,419
                                           ===========                          ===========

Interest-bearing liabilities:
   Deposits:
     Checking accounts...................  $    95,015         124      0.26%   $    91,856         535      1.17%
     Money market accounts...............      131,310         593      0.91        141,167         823      1.18
     Savings accounts....................      207,550         385      0.37        214,617         888      0.83
     Certificates of deposit.............      466,338       5,919      2.55        469,474       7,518      3.23
                                           -----------  ----------              -----------  ----------
       Total deposits....................      900,213       7,021      1.57        917,114       9,764      2.15

   Borrowings............................      418,450      12,526      6.02        449,393      13,272      5.96
                                           -----------  ----------              -----------  ----------
     Total interest-bearing
       liabilities.......................    1,318,663      19,547      2.98      1,366,507      23,036      3.40
                                                        ----------                           ----------
Non-interest bearing deposits............       40,125                               34,892
Non-interest bearing liabilities.........       19,584                               31,673
                                           -----------                          -----------
Total liabilities........................    1,378,372                            1,433,072
Stockholders' equity.....................      158,227                              156,347
                                           -----------                          -----------
Total liabilities and stockholders'
   equity ...............................  $ 1,536,599                          $ 1,589,419
                                           ===========                          ===========
Net interest-earning assets..............  $   144,961                          $   141,794
                                           ===========                          ===========
Net interest income / interest
   rate spread...........................               $   14,677      1.72%                $   13,250      1.45%
                                                        ==========    ======                 ==========    ======
Net interest margin......................                               2.02%                                1.77%
                                                                      ======                               ======
Ratio of average interest-earning
assets to average interest-bearing
   liabilities...........................                             110.99%                              110.38%
                                                                      ======                               ======

(1) The average balance of loans receivable is net of unearned fees and includes non-performing loans, interest on which is recognized on a cash basis.

(2)   Average balances of securities are based on historical costs.

(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.

RATE /VOLUME ANALYSIS

      The following tables detail the effects of changing rates and volumes on the Company's net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                        2004 COMPARED TO 2003
                                            -------------------------------------------
                                                     INCREASE (DECREASE) DUE TO
                                            -------------------------------------------
                                                                             TOTAL NET
                                                                   RATE/     INCREASE /
                                              RATE      VOLUME     VOLUME    (DECREASE)
                                            --------   --------   --------   ----------
                                                      (Dollars in thousands)
Interest-earning assets:
   Loans receivable .....................   $(1,839)   $   678    $   (83)    $(1,244)
   Securities ...........................       595        142         46         783
   Other interest-earning assets ........       196       (507)      (111)       (422)
                                            -------    -------    -------     -------
     Total net change in income on
       interest-earning assets ..........    (1,048)       313       (148)       (883)
Interest-bearing liabilities:
   Deposits:
     Checking accounts ..................      (198)        10         (8)       (196)
     Money market accounts ..............       (76)       (36)         7        (105)
     Savings accounts ...................      (196)       (12)         6        (202)
     Certificates of deposit ............      (722)      (162)        33        (851)
                                            -------    -------    -------     -------
       Total deposits ...................    (1,192)      (200)        38      (1,354)
   Borrowings ...........................        54       (459)        (4)       (409)
                                            -------    -------    -------     -------
     Total net change in expense on
       interest-bearing liabilities......    (1,138)      (659)        34      (1,763)
                                            -------    -------    -------     -------
Net change in net interest income .......   $    90    $   972    $  (182)    $   880
                                            =======    =======    =======     =======

                                                      SIX MONTHS ENDED JUNE 30,

                                                        2004 COMPARED TO 2003
                                            -------------------------------------------
                                                     INCREASE (DECREASE) DUE TO
                                            -------------------------------------------
                                                                             TOTAL NET
                                                                   RATE/     INCREASE /
                                              RATE      VOLUME     VOLUME    (DECREASE)
                                            --------   --------   --------   ----------
                                                      (Dollars in thousands)
Interest-earning assets:
   Loans receivable .....................   $(3,583)   $ 1,378    $  (163)    $(2,368)
   Securities ...........................       827         92         18         937
   Other interest-earning assets ........       148       (718)       (61)       (631)
                                            -------    -------    -------     -------
     Total net change in income on
       interest-earning assets ..........    (2,608)       752       (206)     (2,062)
Interest-bearing liabilities:
   Deposits:
     Checking accounts ..................      (415)        18        (14)       (411)
     Money market accounts ..............      (186)       (57)        13        (230)
     Savings accounts ...................      (490)       (29)        16        (503)
     Certificates of deposit ............    (1,559)       (50)        10      (1,599)
                                            -------    -------    -------     -------
       Total deposits ...................    (2,650)      (118)        25      (2,743)
   Borrowings ...........................       180       (914)       (12)       (746)
                                            -------    -------    -------     -------
     Total net change in expense on
       interest-bearing liabilities......    (2,470)    (1,032)        13      (3,489)
                                            -------    -------    -------     -------
Net change in net interest income .......   $  (138)   $ 1,784    $  (219)    $ 1,427
                                            =======    =======    =======     =======

RESULTS OF OPERATIONS

      Net Income. The Company had a net loss for the second quarter of 2004 totaling $357,000, as compared to net income of $698,000 reported in the same quarter of the previous year. The Company's net income for the six months ended June 30, 2004 was $887,000, as compared to net income of $1.4 million for the first six months of 2003. The reduced income levels from the comparable periods in the prior year was mainly a result of the impact of the increased provision for losses on loans, increased legal expenses and the write-down in the cost basis of a trust preferred security during the second quarter of 2004.

      Net Interest Income. Net interest income is the principal source of earnings for the Company and consists of interest income on loans and investment securities less interest expense on deposits and borrowed funds. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on the Company's interest-earning assets and the average rate paid on its interest-bearing liabilities, and the relative amount of interest-earning assets and interest-bearing liabilities. The Company's interest rate spread increased for the three and six month periods ended June 30, 2004 to 1.75% and 1.72%, respectively, from 1.42% and 1.45% for comparable periods ended June 30, 2003.

      The Company's net interest margin (which is net interest income as a percentage of average interest-earning assets) improved to 2.05% for the three months ended June 30, 2004 as compared to 1.73% for the same period in 2003. Net interest margin for the first half of 2004 was 2.02%, up from 1.77% during the first half of 2003.

      The Company's net interest income for the second quarter of 2004 was $7.4 million, up 13.6% from $6.5 million for the second quarter of 2003. Net interest income for the six months ended June 30, 2004 was $14.7 million, up 10.8% from $13.3 million for comparable period in the prior year. The increase in net interest income was primarily due to a lower cost of funds as over $180 million of certificates of deposit with above-market interest rates either repriced at lower current market rates or were withdrawn at maturity during the second quarter of 2004. The Company expects its net interest income and net interest margin to continue to improve during the remainder of 2004 as a result of continued loan growth, the effects of the repositioning of its securities portfolio and increased core deposits.

      Interest Income. Total interest income of $16.8 million for the three months ended June 30, 2004 decreased by $883,000 from $17.7 million for the second quarter of 2003. Interest income for the first six months of 2004 totaled $34.2 million as compared to $36.3 million for the first six months of 2003. The decrease in interest income for the quarter and the six month period in 2004 was a result of the lower rate environment during 2004 as compared to 2003. The average balances of interest-earning assets also decreased for the quarter and six months ended June 30, 2004 by 4.1% and 3.0%, respectively, from the comparable 2003 periods.

      The Company's average yield on interest-earning assets remained relatively stable during the second quarter of 2004 at 4.69% as compared to 4.72% during the second quarter of 2003. For the six months ended June 30, 2004, the average yield on interest-earning assets was 4.70% as compared to 4.85% for the comparable prior year period.

      The average yields on loans receivable decreased 76 basis points during the second quarter of 2004 from the second quarter of 2003 and 78 basis points during the first six months of 2004 from the first six months of 2003. The main reason for the decreased loan yields was a result of the lower interest rate environment experienced during 2004. The decrease in yields on loans receivable was offset by an increase in average yields on the Company's securities and other interest-earning assets to 2.81% from 2.00% for the second quarter of 2003 and to 2.72% from 2.19% for the six months ended June 30, 2003. These increases resulted from reduced premium amortization on the Company's investment portfolio combined with a decrease in total funds invested in low-yielding overnight funds during 2004.

      Interest Expense. Total interest expense of $9.4 million for the three months ended June 30, 2004 represented a decrease of $1.8 million from $11.2 million incurred for the second quarter of 2003. Interest expense was $19.5 million for the six months ended June 30, 2004, a decrease of $3.5 million from $23.0 million for the six months ended June 30, 2003.

      The average balance of interest-bearing liabilities decreased 5.0% and the average cost of interest-bearing liabilities decreased 36 basis points during the second quarter of 2004 as compared to the second quarter of 2003. For the six months ended June 30, 2004, the average balance of interest-bearing liabilities decreased 3.5% and the average cost of interest-bearing liabilities decreased 42 basis points as compared to the six months ended June 30, 2003.

      The average cost of interest-bearing deposits for the quarter ended June 30, 2004 was down 53 basis points to 1.47% from 2.00% for the second quarter of 2003. The average cost of these deposits was also down 58 basis points to 1.57% for the six months ended June 30, 2004 from 2.15% for the same comparable 2003 period. The lower cost of deposits is mainly a result of over $180 million of above-market rate certificates of deposit either being repriced to lower current market rates or withdrawn at maturity during the second quarter of 2004 combined with the lower interest rate environment during 2004. Also contributing to the lower cost of deposits is an increase in low-cost core deposits of 5.1% and 8.5% at June 30, 2004 from the levels existing at March 31, 2004 and December 31, 2003, respectively.

      Provision for losses on loans. The Company's provision for losses on loans was $1.9 million for the second quarter of 2004 as compared to $509,000 for the second quarter of 2003. The provision for the six months ended June 30, 2004 was $2.7 million, up from $987,000 for the comparable period in 2003. See additional discussion regarding the increases in the provision included in the "Allowance for Losses on Loans" and the "Critical Accounting Policies" sections in this Form 10-Q.

      Non-interest income. Non-interest income was $2.3 million for the quarter ended June 30, 2004, a decrease of $373,000 from the second quarter of 2003. This decrease was mainly the result of a $343,000 write-down in the cost basis of a $1.1 million trust preferred security that was deemed to be partially impaired during the second quarter of 2004. For further discussion related to this impaired security, see the "Securities" section in this Form 10-Q. In addition, the Company incurred $23,000 of net losses on the sale of approximately $60 million of available-for-sale securities during the second quarter of 2004 as part of the repositioning of its portfolio.

      Non-interest income for the six months ended June 30, 2004 was $5.2 million, up from $4.9 million for the comparable prior year period. The increase is mainly a result of the increase in service charges and other fees which includes fees related to the Company's Overdraft Protection Program.

      Non-interest expense. Non-interest expense for the second quarter and first six months of 2004 was $9.0 million and $17.2 million, respectively, representing increases of $1.3 million and $2.0 million, respectively, from the second quarter and first six months of 2003. These increases were primarily related to the legal expenses associated with the Company's goodwill litigation case that went to trial during June 2004. The legal expenses incurred during the second quarter and first six months of 2004 related to this case were $939,000 and $1.0 million, respectively. These 2004 expenses were significantly higher than the expenses related to this litigation that were incurred during the second quarter and first six months of 2003 totaling $44,000 and $55,000, respectively. The Company estimates that the legal expenses related to the goodwill case for the remainder of 2004 will be approximately $300,000. See Item 1 of Part II in this Form 10-Q for a discussion of the litigation.

      In addition, the Company's data processing expenses increased $257,000 and $338,000, respectively, during the second quarter and first six months of 2004 due to its migration to a new core data processor during the second quarter of 2004. Since these increased costs were related to the actual conversion and migration to the new processor, management anticipates a reduction in overall core processing costs while obtaining enhanced functionality within the system.

      Income Tax Expense. The Company's income tax benefit for the three months ended June 30, 2004 was $906,000 or 71.7% of pre-tax losses compared to income tax expense of $258,000 or 27.0% of pre-tax income for the three months ended June 30, 2003. The income tax benefit for the six months ended June 30, 2004 was $927,000 compared to income tax expense of $571,000 for the six months ended June 30, 2003. The significant decrease in income tax expense was a result of the lower pre-tax income for the three and six month periods ended June 30, 2004 combined with the application of available tax credits, the effects of permanent tax differences on the Company's pre-tax earnings and the reversal of tax accruals no longer considered necessary. The Company anticipates that these tax credits and permanent differences will continue to have a favorable impact on the income tax expense for the remainder of 2004.

CHANGES IN FINANCIAL CONDITION

      General. At June 30, 2004, the Company's total assets had decreased by $97.7 million to $1.47 billion from $1.57 billion at December 31, 2003. The significant changes in the composition of the balance sheet during the six months ended June 30, 2004 included a decrease in cash and cash equivalents of $144.7 million. This decrease was a result of a decrease in total deposits of $96.3 million as the Company allowed higher costing certificates of deposit to runoff which was combined with increases in net loans receivable of $25.2 million and securities of $19.7 million.

      Securities. Amortized cost of the Company's securities and their fair values were as follows at June 30, 2004 and December 31, 2003:

                                                               GROSS      GROSS
                                                 AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                                   COST       GAINS       LOSSES      VALUE
                                                 ---------  ----------  ----------  ---------
                                                            (Dollars in thousands)
At June 30, 2004:
   Agency securities, corporate bonds, and
     commercial paper .........................  $ 188,286  $      129  $  (1,354)  $ 187,061
   Mortgage-backed securities .................     84,365         533       (540)     84,358
   Collateralized mortgage obligations ........     67,388         451       (252)     67,587
   Trust preferred securities .................      5,699           -       (461)      5,238
   Equity securities ..........................      3,453           -       (218)      3,235
                                                 ---------  ----------  ---------   ---------
                                                 $ 349,191  $    1,113  $  (2,825)  $ 347,479
                                                 =========  ==========  =========   =========

At December 31, 2003:
   Agency securities, corporate bonds, and
     commercial paper .........................  $ 132,127  $      692  $       -   $ 132,819
   Mortgage-backed securities .................    108,468         888       (255)    109,101
   Collateralized mortgage obligations ........     75,245         626        (73)     75,798
   Trust preferred securities .................      6,148           -       (562)      4,667
   Equity securities ..........................      4,443         178       (136)      5,404
                                                 ---------  ----------  ---------   ---------
                                                 $ 326,431  $    2,384  $  (1,026)  $ 327,789
                                                 =========  ==========  =========   =========

      During the latter part of the second quarter of 2004, the Company took advantage of an extremely steep yield curve and repositioned a portion of its securities portfolio. Over $60 million of fixed-income bonds were sold and replaced with securities having a weighted-average maturity of 42 months. The weighted-average maturity and weighted-average yield on this segment of the portfolio increased from 26.7 months and 2.47% at the end of March 2004 to 30.8 months and 3.01% at the end of the second quarter of 2004. None of these newly purchased securities is callable before its stated maturity. While the Company recognized a net loss of approximately $23,000 on these securities sales during the second quarter, management expects that the repositioning of the portfolio will improve pre-tax income over the remainder of 2004.

      Also during the second quarter of 2004, management identified one impaired trust preferred security with a cost basis of $1.1 million and an estimated fair value of $497,000 as of June 30, 2004. Based on a credit analysis performed on the parent company of the issuer, the Company took a $343,000 write-down in the cost basis of this security during the second quarter of 2004.

      In June 2004, the issuer of the security announced that it had elected to defer the regularly scheduled distributions on these securities and does not expect to resume distributions until it determines that the issuer's profitability can support these payments. Although the issuer has the right to suspend distributions without being in default, the decision to forego the distribution, the fact that there is limited public data available other than annual reports and the limited marketability of this issue caused the Company to review this investment for impairment. The issuer has changed its business strategy in recent years which has adversely affected the issuer's earnings. Since the change in strategy, the issuer has had decreasing profits and has been subject to various regulatory operating restrictions and enforcement actions. On March 31, 2004, the issuer completed a revised Business Plan covering the remainder of 2004 as well as 2005. The Company will continue to monitor the activities of the issuer throughout the workout timeframe and will re-evaluate the impairment as new information becomes available.

      Management does not believe that any other individual unrealized loss as of June 30, 2004 represents an other-than-temporary impairment. The unrealized losses reported for the remainder of the portfolio are attributable to changes in interest rates and the current low interest rate environment.

      Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented below as of June 30, 2004 and December 31, 2003:

                                               JUNE 30, 2004          DECEMBER 31, 2003
                                           ----------------------  ----------------------
                                             AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                           ----------  ----------  ----------  ----------
                                                        (Dollars in thousands)
Commercial and construction loans:
  Commercial real estate ................  $  411,337     40.8%    $  427,462     43.5%
  Construction and land development......     156,493     15.5        127,760     13.0
  Commercial and industrial .............      47,970      4.8         36,222      3.7
                                           ----------    -----     ----------    -----
  Total commercial loans ................     615,800     61.1        591,444     60.2

Retail loans:
  Single-family residential .............     296,037     29.3        316,768     32.3
  Home equity loans .....................      88,596      8.8         71,360      7.3
  Other .................................       7,648      0.8          2,422      0.2
                                           ----------    -----     ----------    -----
  Total retail loans ....................     392,281     38.9        390,550     39.8
                                           ----------    -----     ----------    -----

Total loans receivable ..................  $1,008,081    100.0%    $  981,994    100.0%
                                           ==========    =====     ==========    =====

      Total loans increased 2.7% during the first six months of 2004 as the Company continued its efforts to increase total commercial loans which grew over 4% since December 31, 2003. Total loan originations for the second quarter of 2004 were strong with over $130 million in new loan and line of credit originations. This was a 65% increase over the first quarter of 2004. The Company believes its loan pipeline at the end of the second quarter remains strong with over $82 million of commercial and retail loan commitments as of June 30, 2004.

      Allowance for Losses on Loans. At June 30, 2004, the Bank's allowance for losses on loans amounted to $11.3 million or 47.83% and 1.12% of the Bank's non-performing loans and total loans receivable, respectively. Management of the Bank believes that, as of June 30, 2004, the allowance for losses on loans was adequate.

      The following is a summary of changes in the allowance for losses on loans for the periods presented:

                                           SIX MONTHS ENDED JUNE 30,
                                           -------------------------
                                              2004           2003
                                           -----------    ----------
                                            (Dollars in thousands)
Balance at beginning of period...........  $   10,453     $   8,674
Provision for losses on loans............       2,657           987
Charge-offs..............................      (2,035)         (324)
Recoveries...............................         224           149
                                           ----------     ---------
Balance at end of period.................  $   11,299     $   9,486
                                           ==========     =========

      During the second quarter of 2004, the Company increased its provision for losses on loans due to the following:

- An additional provision of $400,000 on a $4.5 million non-performing commercial real estate loan which was secured by a motel. During the second quarter, the Company foreclosed on the collateral, incurred a $1.8 million charge-off to reduce the carrying value to its net realizable value and then sold the asset for $2.7 million.

- A classification downgrade with respect to an $8.8 million commercial real estate loan secured by a hotel in Michigan. The Company is seeking to obtain additional collateral to reduce the risk of loss, if any. The change in the classification resulted in a $660,000 additional provision increasing the allowance for losses on loans.

- The requirement by the Office of Thrift Supervision (OTS) to establish a $715,000 general reserve for one commercial real estate loan participation purchased from a lending company that has filed for bankruptcy and is under investigation for fraud. While the Company currently believes its $2.9 million loan is not substantially at risk of loss, the Company has nevertheless established this general reserve in accordance with OTS requirements.

      Non-performing Assets. The following table provides information relating to the Company's non-performing assets as of the dates indicated.

                                                       JUNE 30, 2004  DECEMBER 31, 2003
                                                       -------------  -----------------
                                                            (Dollars in thousands)
Non-accrual loans:
   Commercial loans:
     Commercial real estate..........................  $     13,905     $     11,460
     Construction and land development...............         3,525            4,180
     Commercial and industrial.......................         1,058            1,205
                                                       ------------     ------------
     Total commercial loans..........................        18,488           16,845

   Retail loans:
     Single-family residential.......................         4,962            5,584
     Home equity.....................................           128              272
     Other...........................................            44               19
                                                       ------------     ------------
     Total retail loans..............................         5,134            5,875
                                                       ------------     ------------
     Total non-accruing loans........................        23,622           22,720
Other real estate owned, net.........................           776              206
                                                       ------------     ------------
   Total non-performing assets.......................  $     24,398     $     22,926
                                                       ============     ============

Performing troubled debt restructurings..............  $         42     $        296

Non-performing assets to total assets................          1.66%            1.46%
Non-performing loans to total loans..................          2.34             2.31
Total non-performing assets and troubled debt
   restructurings to total assets....................          1.66             1.48

      The increase in non-performing commercial real estate loans at June 30, 2004 from December 31, 2003 relates to the transfer of the $8.7 million loan secured by a full-service hotel in the Chicago metropolitan area to non-performing status in April 2004. The Company is in the process of assessing the value of the collateral and anticipates completing that process by the end of the third quarter. Also contributing to the increase is the transfer of two loans totaling $2.2 million which are secured by a country club in Indiana. The Company has begun foreclosure proceedings on the collateral, believes it is fully collateralized with no risk of loss and anticipates resolution of these two loans by the end of 2004.

      Partially offsetting the increase in non-performing commercial loans was the foreclosure on and transfer of the $4.5 million motel loan to real estate owned prior to it being sold in the second quarter of 2004 and the full payoff of a $3.8 million loan secured by a strip mall that had been classified as non-performing during the fourth quarter of 2003.

      One non-performing construction and land development loan totaling $560,000 was paid in full during the second quarter of 2004 decreasing the total non-performing loans in this category from December 31, 2003.

      Deposits and Borrowed Money. The following table sets forth the dollar amount of and the percentage of total deposits in each deposit category offered by the Bank at the dates indicated.

                                           JUNE 30, 2004         DECEMBER 31, 2003
                                      ----------------------  ----------------------
                                        AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                        ------    ----------    ------    ----------
                                                  (Dollars in thousands)
Checking accounts:
   Non-interest bearing.............  $   46,941      5.3%    $   36,358      3.7%
   Interest bearing.................      95,638     10.9         91,618      9.4
Money market accounts...............     143,588     16.3        123,851     12.7
Savings accounts....................     209,005     23.8        204,621     21.0
                                      ----------    -----     ----------    -----
     Core deposits..................     495,172     56.3        456,448     46.8
Certificates of deposit:
   $100,000 or less.................     296,541     33.8        391,327     40.1
   Over $100,000....................      87,389      9.9        127,594     13.1
                                      ----------    -----     ----------    -----
     Time Deposits..................     383,930     43.7        518,921     53.2
                                      ----------    -----     ----------    -----
       Total Deposits...............  $  879,102    100.0%    $  975,369    100.0%
                                      ==========    =====     ==========    =====

      Deposits were $879.1 million at June 30, 2004 compared to $975.4 million at December 31, 2003. The decrease of $96.3 million was primarily the result of a reduction of $135.0 million in certificates of deposit, partially offset by an increase in core deposits of $38.7 million. The decrease in the certificates was primarily due to the runoff of above-market rate certificates as these certificates matured during the second quarter of 2004.

      The Company has made progress in reducing the cost of its deposits by increasing its non-interest bearing deposits by 29% since December 31, 2003. Total core deposits are also up over 5% during the second quarter of 2004 and 8% for the first six months of 2004 as compared to March 31, 2004 and December 31, 2003, respectively. These increases are a direct result of the Company's promotional efforts and retail incentive programs which have focused on the generation of low-cost deposits.

      Borrowed money consists of the following:

                                                      JUNE 30, 2004     DECEMBER 31, 2003
                                                   ------------------  ------------------
                                                   WEIGHTED            WEIGHTED
                                                   AVERAGE             AVERAGE
                                                    RATE      AMOUNT     RATE     AMOUNT
                                                   --------  --------  --------  --------
                                                           (Dollars in thousands)
Secured advances from FHLB - Indianapolis:
   Maturing in 2010 - fixed-rate...............      5.92%   $400,000    5.92%   $400,000
   Maturing in 2014 - fixed-rate...............      6.71       1,244    6.71       1,244
   Maturing in 2018 - fixed-rate...............      5.54       2,911    5.54       2,911
   Maturing in 2019 - fixed-rate...............      6.32       7,777    6.32       7,835
Secured advances from FHLB - Chicago:
   Maturing in 2008 - fixed-rate...............      5.26       6,500    5.26       6,500
                                                             --------            --------
                                                             $418,432            $418,490
                                                             ========            ========
Weighted-average stated interest rate..........      5.92%               5.92%

      Advances with final maturities in 2008 and 2010 contain quarterly call dates by the FHLB through maturity. Advances maturing in 2019 are amortizing notes.

      The high cost of these advances continued to have a significant adverse impact on the Company's net interest margin. As such, the Company is currently analyzing the potential risks and rewards of prepaying these advances. The prepayment penalty is calculated and set by the FHLB pursuant to a specified formula which makes the FHLB financially indifferent to the Company's decision to prepay the advance. As of June 30, 2004, the prepayment penalty was estimated at $37.2 million.

      As part of the analysis of potential risks and rewards, the Company's Asset/Liability Committee (ALCO) is evaluating various options to generate the liquidity needed to pay the principal due along with the penalty. The Committee's analysis includes the potential use of new fixed-rate FHLB advances with maturities ranging from one to three years, new variable-rate FHLB advances, brokered and retail deposits, and asset sales to generate the needed liquidity.

      If the advances are prepaid, the penalty would have a significant adverse impact on the Company's financial results for the quarter and the year in which the debt is repaid; however, the Company would begin to realize reduced interest expense and a corresponding increase in its net interest margin. There can be no assurances that the Company will prepay these advances or at what the specific amount the prepayment penalty will be in the event that the Company does prepay these borrowings.

      Pursuant to collateral agreements with the Federal Home Loan Bank of Indianapolis (FHLB-IN), advances are secured by the following assets as of June 30, 2004:

                                   AMOUNT
DESCRIPTION OF COLLATERAL          PLEDGED
-------------------------        -----------
                                 (Dollars in
                                  thousands)
FHLB-IN stock                    $    27,072
First mortgage loans                 301,022
Mortgage-backed securities           105,526
Agency securities                     65,593
                                 -----------
                                 $   499,213
                                 ===========

      Pursuant to collateral agreements with the Federal Home Loan Bank of Chicago (FHLB-C), advances are secured by stock in the FHLB-C and FHLB corporate notes with a carrying value of $14.8 million as of June 30, 2004.

      As of June 30, 2004, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds at the market rate for the purchase of federal funds at the time of request. The lines were not used during the six months ended June 30, 2004.

      Capital Resources. Stockholders' equity was $154.5 million at June 30, 2004 as compared to $156.0 million at December 31, 2003. The decrease was primarily due to:

- a shift from an unrealized gain of $908,000 at December 31, 2003 to an unrealized loss of $1.1 million at June 30, 2004,

- dividends declared during the first six months of 2004 totaling $2.4 million, and

- repurchases of the Company's common stock during the first six months of 2004 totaling $854,000.

Partially offsetting the above decreases in stockholders' equity, the Company also realized during the first six months of 2004:

-     year to date net income of $887,000,

- vesting of $1.3 million of common stock under the Company's Recognition and Retention Plan, and

-     stock option exercises totaling $1.5 million.

      Primarily during the early part of the second quarter of 2004, the Company repurchased 55,459 shares of its common stock at an average price of $14.01 per share pursuant to the share repurchase programs announced in July 2002 and March 2003. Since its initial public offering, the Company has repurchased an aggregate of 11,591,504 shares of its common stock at an average price of $11.75 per share. As of June 30, 2004, the Company has 1,181,268 of shares remaining for repurchase in its current share repurchase program.

         At June 30, 2004, the Bank's regulatory capital was in excess of regulatory limits set by the OTS. The current requirements and the Bank's actual levels at June 30, 2004 and at December 31, 2003 are provided below:

                                                                     TO BE WELL-CAPITALIZED
                                                                          UNDER PROMPT
                                               FOR CAPITAL ADEQUACY    CORRECTIVE ACTION
                                   ACTUAL           PURPOSES               PROVISIONS
                             ----------------  --------------------  ----------------------
                              AMOUNT    RATIO     AMOUNT   RATIO        AMOUNT     RATIO
                             --------  ------    --------  ------      ---------  -------
                                                  (Dollars in thousands)
As of June 30, 2004:
   Risk-based..............  $142,025  12.96%    $ 87,664  >8.00%      $ 109,580  >10.00%
   Tangible................   130,890   8.96       21,906  >1.50          29,207   >2.00
   Core....................   130,890   8.96       58,415  >4.00          73,018   >5.00

As of December 31, 2003:
   Risk-based..............  $141,974  13.04%    $ 87,083  >8.00%      $ 108,854  >10.00%
   Tangible................   131,521   8.46       23,307  >1.50          31,076   >2.00
   Core....................   131,521   8.46       62,152  >4.00          77,690   >5.00

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

      At June 30, 2004, the Company had cash and cash equivalents of $33.5 million which was a decrease of $144.7 million from December 31, 2003. The decrease was mainly caused by the following:

      -     a decrease in total deposits of $96.3 million,

      - loan originations, net of principal payments received, of $32.2 million, and

      -     net purchases of securities totaling $24.6 million.

Cash flows from operating activities also provided $6.8 million of liquidity to slightly offset the above decreases in cash and cash equivalents.

      The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, pay maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments. Should the Company choose to repay the FHLB advances prior to maturity, the Company would generate liquidity through various options including brokered certificates of deposit, borrowing from the FHLB and utilizing the liquidity in its investment portfolio. Through the Company's ALCO, options for borrowing funds at both fixed- and variable-rates with staggered maturities would be considered in an effort to minimize the interest rate risk associated with taking on new debt.

      The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are securities available-for-sale and dividends from the Bank. Under regulations of the OTS, without prior approval, these dividends are limited to the extent of the Bank's cumulative earnings for the year. On a parent company-only basis, at June 30, 2004, the

Company had $5.6 million in securities available-for-sale. These sources of liquidity can also be supplemented by fees assessed by the Company to the Bank.

      CONTRACTUAL OBLIGATIONS. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of June 30, 2004.

                                                         PAYMENTS DUE BY PERIOD
                                        -------------------------------------------------------
                                                    OVER ONE    OVER THREE
                                        ONE YEAR     THROUGH     THROUGH    OVER FIVE
                                        OR LESS    THREE YEARS  FIVE YEARS    YEARS     TOTAL
                                        --------   -----------  ----------  ---------  --------
                                                        (Dollars in thousands)
Federal Home Loan Bank advances(1)...   $    211     $    467    $  7,035   $ 410,719  $418,432
Operating leases ....................        578          846         219           -     1,643
                                        --------     --------    --------   ---------  --------
                                        $    789     $  1,313    $  7,254   $ 410,719  $420,075
                                        ========     ========    ========   =========  ========

--------------------
(1) Does not include interest expense at the weighted-average stated rate of 5.92% for the periods presented.

      See the "Deposits and Borrowed Money" section for further discussion surrounding the Company's FHLB advances. The Company's operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices.

      The Company also has commitments to fund maturing certificates of deposit which are scheduled to mature within one year or less. These deposits total $292.1 million at June 30, 2004. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

      OFF-BALANCE SHEET OBLIGATIONS. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the third party for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      The following table details the amounts and expected maturities of significant commitments as of June 30, 2004.

                                                           OVER ONE    OVER THREE
                                               ONE YEAR     THROUGH     THROUGH    OVER FIVE
                                               OR LESS    THREE YEARS  FIVE YEARS    YEARS     TOTAL
                                               --------   -----------  ----------  ---------  --------
                                                               (Dollars in thousands)
Commitments to extend credit:
   Commercial ...............................  $ 41,057     $     -     $      -     $     -  $ 41,057
   Retail ...................................    19,105           -            -           -    19,105
Commitments to purchase loans:
   Commercial ...............................    22,500           -            -           -    22,500
   Retail ...................................         -           -            -           -         -
Commitments to fund unused construction
   Loans ....................................    36,303           -            -           -    36,303
Commitments to fund unused lines of
   credit:
   Commercial ...............................    51,736           -            -           -    51,736
   Retail ...................................    76,071           -            -           -    76,071
Letters of credit ...........................     5,744       1,030          287           -     7,061
Credit enhancements .........................         -       6,578        8,887      33,641    49,106
                                               --------     -------     --------    --------  --------
                                               $252,516     $ 7,608     $  9,174    $ 33,641  $302,939
                                               ========     =======     ========    ========  ========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Company's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's annual report to stockholders for the year ended December 31, 2003. There has been no material change in the Company's assessment of market risk since December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

      No change in the Company's internal control over financial reporting (as defined in Rule 13a - 15(f) or 15(d) - 15(f) under the Securities Exchange Act of 1934, as amended) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

      Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15(d) - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Bank's suit that was filed against the U.S. government during 1993 went to trial in June 2004 in the U.S. Court of Claims. The Bank had already been granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The trial concluded in early July 2004. The Bank anticipates a ruling in early 2005 following additional briefings. The Bank is unable to predict the outcome of its damage claim against the United States and the amount of damages that may be awarded to the Bank, if any, in the event that a judgment is rendered in the Bank's favor. Consequently, the Bank cannot give assurances as to the results of this claim or the timing of any proceedings in relation thereto. The cost, including attorneys' fees, experts' fees and related expenses, of the litigation was approximately $939,000 for the second quarter of 2004. The Bank estimates that the expenses related to this case will be $300,000 for the remainder of 2004.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS FROM REGISTERED SECURITIES AND ISSUER PURCHASES OF EQUITY SECURITIES

      (a) - (d) Not applicable.

      (e) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company's common stock during the indicated periods.

                                                                      MAXIMUM NUMBER OF
                                                  TOTAL NUMBER OF    SHARES THAT MAY YET
                                                SHARES PURCHASED AS           BE
                   TOTAL NUMBER  AVERAGE PRICE    PART OF PUBLICLY     PURCHASED UNDER
                    OF SHARES         PAID        ANNOUNCED PLANS        THE PLANS OR
     PERIOD         PURCHASED      PER SHARE        OR PROGRAMS          PROGRAMS(1)
----------------   ------------  -------------  -------------------  -------------------
April 1-30, 2004      20,524       $   14.77          20,524              1,216,203
May 1-31, 2004             -               -               -              1,216,203
June 1-30, 2004       34,935           13.56          34,935              1,181,268
                      ------       ---------          ------              ---------
           Total      55,459       $   14.01          55,459              1,181,268
                      ======       =========          ======              =========

---------------
(1) The Company instituted a repurchase program for 1,300,000 shares in July 2002 which was publicly announced on July 23, 2002. Prior to April 1, 2004, a total of 1,263,273 shares had been repurchased under that program. A total of 20,524 and 16,203 shares were purchased in open-market transactions in April and June, 2004, respectively under this program which was completed with the June purchases. A repurchase program for an additional 1,200,000 shares was publicly announced on March 17, 2003. Prior to April 1, 2004, no shares had been repurchased under this program. During June 2004, 18,732 shares were purchased under this program. This program does not have an expiration date.

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

      10.12 Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole*****

      10.13 Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic*****

      31.1    Rule 13a-14(a) Certification of Chief Executive Officer

      31.2    Rule 13a-14(a) Certification of Chief Financial Officer

      32.0    Section 1350 Certifications

----------------
* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

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

      (b) Reports filed on Form 8-K.

      On April 27, 2004, the Company filed a Current Report on Form 8-K, dated April 27, 2004, furnishing its report of earnings for the quarter ended March 31, 2004.

      On May 19, 2004, the Company filed a Current Report on Form 8-K, dated May 18, 2004, in connection with the announcement of two new Company directors.

      On May 26, 2004, the Company filed a Current Report on Form 8-K, dated May 24, 2004, in connection with the change in its certifying accountant.

      On May 28, 2004, the Company filed a Current Report on Form 8-K, dated May 27, 2004, in connection with the engagement of the Company's new auditors.

      On June 3, 2004, the Company filed a Current Report on Form 8-K, dated June 2, 2004, in connection with the completion of its seventh stock repurchase program.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: August 9, 2004                   By: /s/ Thomas F. Prisby
                                           -------------------------------------
                                           Thomas F. Prisby, Chairman and
                                           Chief Executive Officer

Date: August 9, 2004                   By: /s/ Charles V. Cole
                                           -------------------------------------
                                           Charles V. Cole, Executive Vice
                                           President and Chief Financial Officer