Form 10-Q
period 2004-09-30
CFS BANCORP INC
filed 2004-11-09
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2004.

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

The Registrant had 12,341,822 shares of Common Stock issued and outstanding as of November 5, 2004.

                                CFS BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                 Page No.
                                                                                 --------
                     PART I FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited).....................................       3
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................      10
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........      31
Item 4.  Controls and Procedures..............................................      32

                       PART II OTHER INFORMATION

Item 1.  Legal Proceedings....................................................      33
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........      33
Item 3.  Defaults upon Senior Securities......................................      33
Item 4.  Submission of Matters to a Vote of Security Holders..................      34
Item 5.  Other Information....................................................      34
Item 6.  Exhibits.............................................................      35
Signature Page................................................................      36
Certifications for Principal Executive Officer and Principal Financial Officer      37

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                         SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                                                         ------------------     -----------------
                                                                             (Unaudited)
                                                                                     (Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions....................      $       17,770        $       18,213
Interest-bearing deposits............................................              39,852               149,577
Federal funds sold...................................................               6,343                 9,961
                                                                           --------------        --------------
   Cash and cash equivalents.........................................              63,965               177,751
Securities available-for-sale, at fair value.........................             284,939               326,304
Investment in Federal Home Loan Bank stock, at cost..................              27,374                26,766
Loans receivable, net of unearned fees...............................           1,000,424               982,579
   Allowance for losses on loans.....................................             (16,506)              (10,453)
                                                                           ---------------       ---------------
     Net loans.......................................................             983,918               972,126
Accrued interest receivable..........................................               5,966                 6,624
Real estate owned....................................................                 590                   206
Office properties and equipment......................................              16,676                13,738
Investment in Bank-owned life insurance..............................              33,001                31,926
Prepaid expenses and other assets....................................              12,046                12,335
Intangible assets....................................................               1,446                 1,494
                                                                           --------------        --------------
     Total assets....................................................      $    1,429,921        $    1,569,270
                                                                           ==============        ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits.............................................................      $      847,353        $      978,440
Borrowed money.......................................................             411,829               418,490
Advance payments by borrowers for taxes and insurance................               8,206                 5,595
Other liabilities....................................................              10,131                10,792
                                                                           --------------        --------------
   Total liabilities.................................................           1,277,519             1,413,317
Stockholders' equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized.......                  -                     -
Common stock, $0.01 par value; 85,000,000 shares authorized;
   23,423,306 shares issued as of September 30, 2004 and December 31,
2003; 12,310,222 and 12,200,015 shares outstanding as of
   September 30, 2004 and December 31, 2003, respectively............                 234                   234
Additional paid-in capital...........................................             189,701               189,879
Retained earnings, substantially restricted..........................             100,813               106,354
Treasury stock, at cost: 11,113,084 and 11,223,291 shares as of
   September 30, 2004 and December 31, 2003, respectively............            (131,578)             (132,741)
Unallocated common stock held by ESOP................................              (7,158)               (7,158)
Unearned common stock acquired by RRP................................                (148)               (1,523)
Accumulated other comprehensive income, net of tax...................                 538                   908
                                                                           --------------        --------------
   Total stockholders' equity........................................             152,402               155,953
                                                                           --------------        --------------
     Total liabilities and stockholders' equity......................      $    1,429,921        $    1,569,270
                                                                           ==============        ==============

See accompanying notes.

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                            ---------------------------   ---------------------
                                                                2004           2003           2004            2003
                                                            ------------   ------------   ------------    --------
                                                                                   (Unaudited)
                                                             (Dollars in thousands, except share and per share data)
Interest income:
   Loans................................................      $   14,541     $   14,628      $   42,388     $   44,818
   Securities...........................................           2,712          1,631           7,983          5,844
   Other................................................             338            745           1,514          2,683
                                                              ----------     ----------      ----------     ----------
     Total interest income..............................          17,591         17,004          51,885         53,345
Interest expense:
   Deposits.............................................           2,818          3,603           9,839         13,367
   Borrowings...........................................           6,340          6,730          18,866         20,002
                                                              ----------     ----------      ----------     ----------
     Total interest expense.............................           9,158         10,333          28,705         33,369
                                                              ----------     ----------      ----------     ----------
Net interest income before provision for losses on loans           8,433          6,671          23,180         19,976
Provision for losses on loans...........................           6,172            502           8,829          1,489
                                                              ----------     ----------      ----------     ----------
Net interest income after provision for losses on loans.           2,261          6,169          14,351         18,487
Non-interest income:
   Service charges and other fees.......................           1,922          1,906           5,474          5,207
   Commission income....................................             204            202             527            520
   Net realized gains on available-for-sale securities..             126            326              81            325
   Net gain (loss) on sale of office properties.........               -              4              (1)            28
   Income from Bank-owned life insurance................             355            363           1,078          1,092
   Other income.........................................             453            403           1,583          1,449
                                                              ----------     ----------      ----------     ----------
     Total non-interest income..........................           3,060          3,204           8,742          8,621
Non-interest expense:
   Compensation and employee benefits...................           5,772          4,666          15,235         13,467
   Net occupancy expense................................             501            562           1,759          1,764
   Professional fees....................................             775            393           2,420          1,353
   Data processing......................................             644            542           2,096          1,654
   Furniture and equipment expense......................             258            461           1,176          1,416
   Marketing............................................             229            262             812            726
   Amortization of core deposit intangibles.............              16              -              49              -
   Other general and administrative expenses............           2,488          1,205           4,948          3,523
                                                              ----------     ----------      ----------     ----------
     Total non-interest expense.........................          10,683          8,091          28,495         23,903
                                                              ----------     ----------      ----------     ----------
Income (loss) before income taxes.......................          (5,362)         1,282          (5,402)         3,205
Income tax expense (benefit)............................          (2,581)           315          (3,508)           886
                                                              -----------    ----------      -----------    ----------
     Net income (loss)..................................      $   (2,781)    $      967      $   (1,894)    $    2,319
                                                              ===========    ==========      ===========    ==========
     Comprehensive income (loss)........................      $   (1,146)    $    1,151      $   (2,264)    $    3,567
                                                              ===========    ==========      ===========    ==========
Per share data:
   Basic earnings (loss) per share......................      $    (0.24)    $     0.09      $    (0.16)    $     0.21
   Diluted earnings (loss) per share....................           (0.24)          0.08           (0.16)          0.20
   Cash dividends declared per share....................            0.11           0.11            0.33           0.33
Weighted average shares outstanding.....................      11,648,808     11,251,705      11,555,801     11,285,488
Weighted average diluted shares outstanding.............      11,905,252     11,658,617      11,866,131     11,705,965

See accompanying notes.

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                   ADDITIONAL
                                         COMMON     PAID IN     RETAINED     TREASURY
                                         STOCK       CAPITAL    EARNINGS       STOCK
                                         -----       -------    --------       -----
                                                              (Unaudited)
                                          (Dollars in thousands, except per share data)
Balance January 1, 2003..............   $     234   $ 189,786   $ 107,598   $(125,650)
Net income...........................          -           -        2,319          -
Other comprehensive income, net of tax:
  Change in unrealized appreciation
  on available-for-sale securities,
  net of reclassification adjustment

Total comprehensive income...........
Purchase of treasury stock...........          -           -           -       (9,203)
Amortization or award under RRP......          -          (47)         -           -
Exercise of stock options............          -         (258)         -        1,559
Tax benefit related to stock options
exercised............................          -           27          -           -

Dividends declared on common stock
 ($0.33 per share)...................          -           -       (3,583)         -
                                        ---------   ---------   ----------  ---------
Balance September 30, 2003...........   $     234   $ 189,508   $ 106,334   $(133,294)
                                        =========   =========   =========   ==========

Balance January 1, 2004..............   $     234   $ 189,879   $ 106,354   $(132,741)
Net loss.............................          -           -       (1,894)         -
Other comprehensive loss, net of tax:
  Change in unrealized appreciation
  on available-for-sale securities,
  net of reclassification adjustment

Total comprehensive loss.............
Purchase of treasury stock...........          -           -           -         (869)
Amortization or award under RRP......          -          (20)         -           -
Exercise of stock options............          -         (296)         -        2,032
Tax benefit related to stock options
exercised............................          -          138          -           -

Dividends declared on common stock ($0.
  33 per share)......................          -           -       (3,647)         -
                                        ---------   ---------   ----------  ---------
Balance September 30, 2004...........   $     234   $ 189,701   $ 100,813   $(131,578)
                                        =========   =========   =========   ==========

                                         UNALLOC.   UNEARNED     ACCUM.
                                         COMMON     COMMON       OTHER
                                          STOCK      STOCK      COMPRE-
                                          HELD      ACQUIRED    HENSIVE
                                        BY ESOP      BY RRP      INCOME      TOTAL
                                        -------      ------      ------      -----
                                        (Dollars in thousands, except per share data)
Balance January 1, 2003..............   $  (8,356)  $  (2,827)  $    (123)  $ 160,662
Net income...........................           -           -           -        2,319
Other comprehensive income, net of tax:
  Change in unrealized appreciation
  on available-for-sale securities,
  net of reclassification adjustment                                1,248       1,248
                                                                            ---------
Total comprehensive income...........                                           3,567
Purchase of treasury stock...........           -           -           -      (9,203)
Amortization or award under RRP......           -       1,302           -       1,255
Exercise of stock options............           -           -           -       1,301
Tax benefit related to stock options
exercised............................           -           -           -          27

Dividends declared on common stock
 ($0.33 per share)...................           -           -           -      (3,583)
                                        ---------   ---------   ---------   ---------
Balance September 30, 2003...........   $  (8,356)  $  (1,525)  $   1,125   $ 154,026
                                        ==========  ==========  =========   =========

Balance January 1, 2004..............   $  (7,158)  $  (1,523)  $     908   $ 155,953
Net loss.............................           -          -           -       (1,894)
Other comprehensive loss, net of tax:
  Change in unrealized appreciation
  on available-for-sale securities,
  net of reclassification adjustment                                (370)        (370)
                                                                            ---------
Total comprehensive loss.............                                          (2,264)
Purchase of treasury stock...........           -          -           -         (869)
Amortization or award under RRP......           -       1,375          -        1,355
Exercise of stock options............           -          -           -        1,736
Tax benefit related to stock options
exercised............................           -          -           -          138

Dividends declared on common stock
 ($0.33 per share)...................           -          -           -       (3,647)
                                        ---------   ---------   ---------   ---------
Balance September 30, 2004...........   $  (7,158)  $    (148)  $     538   $ 152,402
                                        ==========  ==========  =========   =========

See accompanying notes.

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                              ----------------------
                                                                              2004              2003
                                                                              ----              ----
                                                                                   (Unaudited)
                                                                              (Dollars in thousands)
Operating activities:
   Net income (loss)..................................................     $   (1,894)       $    2,319
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Provision for losses on loans...................................         8,829             1,489
       Depreciation and amortization...................................         1,150             1,202
       Net premium amortization on securities available-for-sale                2,044             5,358
       Deferred income tax benefit.....................................        (3,551)              925
       Amortization of cost of stock benefit plans.....................         1,355             1,255
       Tax benefit from exercises of nonqualified stock options........           138                27
       Proceeds from sale of loans held-for-sale.......................         9,415             8,707
       Origination of loans held-for-sale..............................        (8,073)          (11,576)
       Net gain realized on securities available-for-sale..............           (81)             (325)
       Dividends received on Federal Home Loan Bank Stock..............          (933)             (675)
       Increase in cash surrender value of Bank owned life insurance...        (1,078)             (574)
       Decrease (increase) in prepaid expenses and other assets........         4,673            (3,755)
       (Decrease) increase in other liabilities........................          (431)            3,550
       Other...........................................................            71               182
                                                                           ----------        ----------
         Net cash provided by operating activities.....................        11,634             8,109
                                                                           ----------        ----------
Investing activities:
   Proceeds from maturities, paydowns and sales of securities..........       205,032           456,273
   Purchases of securities available-for-sale..........................      (166,193)         (386,586)
   Redemption of Federal Home Loan Bank stock..........................           325                17
   Net loan originations and principal payments received...............       (26,234)          (49,576)
   Proceeds from sale of real estate owned.............................         3,585             1,644
   Purchases of property and equipment.................................        (4,068)           (1,810)
   Disposal of property and equipment..................................            29               630
                                                                           ----------        ----------
     Net cash provided by investing activities.........................        12,476            20,592
                                                                           ----------        ----------
Financing activities:
   Proceeds from exercise of stock options.............................         1,736             1,301
   Dividends paid on common stock......................................        (3,626)           (3,518)
   Purchase of treasury stock..........................................          (869)           (9,203)
   Net decrease in deposit accounts....................................      (131,087)          (70,238)
   Net increase in advance payments by borrowers for taxes and
     Insurance.........................................................         2,611               635
   Net decrease in borrowed funds......................................        (6,661)          (30,898)
                                                                           -----------       -----------
       Net cash flows used for financing activities....................      (137,896)         (111,921)
                                                                           -----------       -----------
Decrease in cash and cash equivalents..................................      (113,786)          (83,220)
Cash and cash equivalents at beginning of period.......................       177,751           204,504
                                                                           ----------        ----------
Cash and cash equivalents at end of period.............................    $   63,965        $  121,284
                                                                           ==========        ==========
Supplemental disclosure of non-cash activities:
   Loans transferred to real estate owned..............................    $    3,919        $    1,115
   Cash paid for interest on deposits..................................        10,103            13,579
   Cash paid for interest on borrowings................................         1,183             1,187
   Cash paid for taxes.................................................            -              1,439

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

      The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004. The accompanying consolidated financial statements are unaudited and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with accounting principles generally accepted in the United States. The September 30, 2004 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2003 included in the Company's Annual Report on Form 10-K.

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

2. STOCK-BASED COMPENSATION

      The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued by Employees (APB No. 25). Under APB No. 25, because the exercise price of each of the Company's employees' stock options which have been granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized at the time of grant. Compensation expense for shares granted under the Recognition and Retention Plan (RRP) is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

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

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                           -------------------            ------------------
                                                           2004            2003            2004           2003
                                                           ----            ----            ----           ----
                                                             (Dollars in thousands except per share data)
Net income (loss) (as reported)......................    $   (2,781)    $      967      $   (1,894)    $    2,319
Stock-based compensation expense determined
   using fair value method, net of tax..........               (125)          (213)           (417)          (578)
                                                         ----------     -----------     -----------    -----------
Pro forma net income (loss).....................         $   (2,906)    $      754      $   (2,311)    $    1,741
                                                         ==========     ==========      ===========    ==========
Basic earnings (loss) per share (as reported)...         $    (0.24)    $     0.09      $   (0.16)     $     0.21
Pro forma basic earnings (loss) per share.......              (0.25)          0.07          (0.20)           0.15
Diluted earnings (loss) per share (as reported).              (0.24)          0.08          (0.16)           0.20
Pro forma diluted earnings (loss) per share.....              (0.25)          0.06          (0.20)           0.15

         The fair value of the option grants for the three and nine months ended September 30, 2004 and 2003 was estimated using the Black-Scholes option value model, with the following assumptions:

                                                            THREE MONTHS ENDED             NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                            -------------------            ------------------
                                                            2004           2003            2004           2003
                                                            ----           ----            ----           ----
Dividend yield..................................             3.2%           3.1%            3.2%           3.1%
Expected volatility.............................            27.0           30.2            27.0           30.2
Risk-free interest..............................             3.8            3.9             3.8            3.9
Original expected life..........................         7 years         7 years        7 years        7 years

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility.

3. COMPREHENSIVE INCOME

      Change in the fair value of securities available-for-sale is presented on a net basis on the Consolidated Statement of Changes in Stockholders' Equity. The following tables disclose the changes in the components of other accumulated comprehensive income (loss) for the nine months ended September 30, 2004 and 2003.

                                                                      SEPTEMBER 30, 2004
                                                         --------------------------------------------
                                                         BEFORE TAX          TAX            AFTER TAX
                                                           AMOUNT           EFFECT           AMOUNT
                                                         ----------         ------          ---------
                                                                   (Dollars in thousands)
Unrealized holding losses on securities
  available-for-sale:
  Unrealized holding losses, net....................     $    (458)       $     154         $    (304)
  Less:  reclassification adjustment for net gains
    included in net losses..........................            81              (15)               66
                                                         ---------        ---------         ---------
Unrealized losses, net..............................     $    (539)       $     169         $    (370)
                                                         =========        =========         =========

                                                                      SEPTEMBER 30, 2003
                                                        --------------------------------------------
                                                        BEFORE TAX          TAX            AFTER TAX
                                                          AMOUNT           EFFECT            AMOUNT
                                                        ----------         ------          ---------
                                                                   (Dollars in thousands)
Unrealized holding gains on securities
  available-for-sale:
  Unrealized holding gains, net.....................     $   2,136        $     (676)       $   1,460
  Less:  reclassification adjustment for net gains
    included in net income..........................           325              (113)             212
                                                         ---------        ----------        ---------
Unrealized gains, net...............................     $   1,811        $     (563)       $   1,248
                                                         =========        ==========        =========

4. EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2004 and 2003:

                                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                           ------------------             -----------------
                                                          2004           2003            2004           2003
                                                          ----           ----            ----           ----
                                                            (Dollars in thousands, except per share data)
Net income (loss)...................................   $    (2,781)   $       967     $     (1,894)  $     2,319
                                                       ===========    ===========     ============   ===========
Weighted average common shares outstanding..........    11,648,808     11,251,705       11,555,801    11,285,488
Common share equivalents (1)........................       256,444        406,912          310,330       420,477
                                                       -----------    -----------     ------------   -----------
Weighted average common shares and common
  share equivalents outstanding.....................    11,905,252     11,658,617       11,866,131    11,705,965
                                                       ===========    ===========     ============   ===========
Basic earnings (loss) per share.....................   $     (0.24)   $      0.09     $      (0.16)  $      0.21
Diluted earnings (loss) per share...................         (0.24)          0.08            (0.16)         0.20

------------------
(1) Assumes exercise of dilutive stock options and also a portion of the unearned awards under the RRP.

5. NEW ACCOUNTING PRONOUNCEMENTS

The Meaning of Other-Than-Temporary and Its Application to Certain Investments

      In January 2003, the Emerging Issues Task Force (EITF) began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. The EITF issued additional guidance in March 2004 establishing criteria for recognition and measurement under this pronouncement to be effective for reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. This additional guidance could have an impact on the Company's unrealized losses on securities available-for-sale. Currently, the FASB expects to issue the FSP no later than December 2004.

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

      The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company's lending and investment activities, legislative changes, changes in operations, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected. Such forward-looking statements are not guarantees of future performance. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

OVERVIEW

      During the third quarter of 2004, the Company's net interest income continued to improve increasing 26.4% to $8.4 million from $6.7 million for the third quarter of 2003. Net interest income for the nine months ended September 30, 2004 increased 16.0% to $23.2 million from $20.0 million for the comparable period in the prior year. The annualized net interest margin increased 33.5% to 2.43% from 1.82% for the third quarter of 2003 which was mainly a result of higher yields earned on securities coupled with a decrease in the interest rate paid on deposits. For the nine months ended September 30, 2004, the annualized net interest margin was 2.16%, up from 1.79% for the same period in 2003.

      Offsetting the increased net interest income was an increase in the provision for losses on loans. In connection with the Company's third quarter evaluation of the adequacy of its allowance for losses on loans, management identified eight loans with an estimated aggregate impairment of $10.3 million. The estimated impairment along with management's assessment of the adequacy of the Company's allowance for losses on loans resulted in an additional $6.2 million provision for losses on loans during the third quarter of 2004 as compared to $502,000 for the same period in 2003. For the nine months ended September 30, 2004, the provision for losses on loans was $8.8 million, an increase from the provision for losses on loans of $1.5 million for the nine months ended September 30, 2003.

      As previously communicated, management of the Company continues to explore the possibility of refinancing its outstanding fixed-rate Federal Home Loan Bank
(FHLB) borrowings. During the third quarter of 2004, the Company identified an opportunity to partially reduce the negative impact of these borrowings by prepaying $6.5 million of such borrowings which bore a 5.26% fixed interest rate. This prepayment resulted in a $485,000 charge to other non-interest expense.

      In addition to the above, the Company's financial results for the third quarter of 2004 were also adversely impacted by the following:

      - additional compensation expense of $1.0 million incurred as a result of the resignation of a senior executive officer;
      - an additional $585,000 impairment in the cost basis of a trust preferred security deemed to be other than temporarily impaired during the quarter;
      - the write-down of $421,000 in viatical receivables held by the Bank that were determined to be impaired;
      - additional legal expenses of $381,000 related to the Company's goodwill litigation; and
      - an increase in loan collection expenses of $231,000 compared to the third quarter of 2003.

      As a result, the Company reported a net loss of $2.8 million for the third quarter of 2004 as compared to net income of $967,000 reported for the third quarter of 2003. For the nine months ended September 30, 2004, the Company reported a net loss of $1.9 million as compared to net income of $2.3 million for the nine months ended September 30, 2003.

      The Company continued to increase its commercial loan portfolio. Loan originations remained high with over $107.0 million in new loans and lines of credit being originated during the three months ended September 30, 2004. Total loan originations for the nine months ended September 30, 2004 were $317.3 million.

      After strong growth in the Company's average core deposits of 5.1% during the second quarter of 2004, the Company had modest success in the continued growth of average core deposits, which growth amounted to 0.8%, during the third quarter of 2004 as the rise in general interest rates caused disintermediation in the Company's money market deposit accounts.

      Also during the third quarter of 2004, the Company opened two new Bank branch offices increasing its footprint in northwest Indiana and Chicago's southwestern suburbs. The Dyer, Indiana branch was opened on August 30 and provides additional convenience for our Dyer customers. On September 30, 2004, the Company opened a new Darien, Illinois branch facility which included only the building and furniture and fixtures acquired from a Chicago-based bank. The Company has planned several marketing campaigns to generate new customers at both of these offices.

CRITICAL ACCOUNTING POLICIES

      The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the industry in which it operates. Application of these principles requires management to make estimates or judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates or judgments. Certain policies inherently have a greater reliance on the use of estimates, and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates or judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal cash flow and other modeling techniques.

      The most significant accounting policies followed by the Company are presented in Note 1 to the consolidated financial statements. These policies along with the disclosures presented in the other financial statement notes and in this Management's Discussion and Analysis provide information on the methodology and policies relating to the valuation of significant assets and liabilities. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans to be a critical accounting policy.

      Allowance for Losses on Loans. The Company maintains an allowance for losses on loans at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company's estimate of probable losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information.

      The allowance for losses on loans contains allocations for probable losses that have been identified relating to specific borrowing relationships pursuant to Statement of Financial Accounting Standards No. (SFAS) 114, Accounting by Creditors for Impairment of a Loan, as well as probable losses for pools of loans pursuant to SFAS 5, Accounting for Contingencies. One component of the Company's allowance for losses on loans consists of expected losses resulting in specific credit allocations for individual loans. These specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of the loss associated with specific loans, including the estimation of the amount and timing of future cash flows and collateral values.

      Another component of the allowance for losses on loans reflects management's estimates of probable inherent but undetected losses within various pools of loans with similar characteristics. This component is based in part on certain loss factors applied to various loan pools as stratified by the Company. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions. The allowance for losses on loans may also include a relatively small portion that remains unallocated.

      Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at an appropriate level. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required that could adversely affect earnings or the Company's financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for Citizens Financial Services, FSB (the Bank or Citizens) and the carrying value of its other non-performing assets, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans in the future.

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

                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                       -------------------------------------------------------------------------------------
                                                         2004                                     2003
                                       ----------------------------------------  -------------------------------------------
                                         AVERAGE                      AVERAGE       AVERAGE                        AVERAGE
                                         BALANCE       INTEREST      YIELD/COST     BALANCE      INTEREST         YIELD/COST
                                         -------       --------      ----------     -------      --------         ----------
                                                                       (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)...........    $ 1,004,586    $    14,541         5.76%    $   976,415    $    14,628          5.94%
   Securities (2).................        322,772          2,712         3.34         277,000          1,631          2.34
   Other interest-earning assets(3)        51,293            338         2.62         200,526            745          1.47
                                      -----------    -----------                  -----------    -----------
     Total interest-earning assets      1,378,651         17,591         5.08       1,453,941         17,004          4.64
Non-interest earning assets.......         71,589                                      69,373
                                      -----------                                 -----------
Total assets......................    $ 1,450,240                                 $ 1,523,314
                                      ===========                                 ===========
Interest-bearing liabilities:
   Deposits:
     Checking accounts............    $    95,373             58         0.24%    $    94,156             71          0.30%
     Money market accounts........        141,040            329         0.93         140,054            328          0.93
     Savings accounts.............        207,144            175         0.34         214,158            231          0.43
     Certificates of deposit......        365,699          2,256         2.45         416,700          2,973          2.83
                                      -----------    -----------                  -----------    -----------
       Total deposits.............        809,256          2,818         1.39         865,068          3,603          1.65
   Borrowings.....................        420,312          6,340         6.00         448,093          6,730          5.96
                                      -----------    -----------                  -----------    -----------
     Total interest-bearing
       liabilities................      1,229,568          9,158         2.96       1,313,161         10,333          3.12
                                                     -----------                                 -----------
Non-interest bearing deposits.....         46,121                                      36,987
Non-interest bearing liabilities..         19,054                                      18,846
                                      -----------                                 -----------
Total liabilities.................      1,294,743                                   1,368,994
Stockholders' equity..............        155,497                                     154,320
                                      -----------                                 -----------
Total liabilities and
stockholders' equity..............    $ 1,450,240                                 $ 1,523,314
                                      ===========                                 ===========
Net interest-earning assets.......    $   149,083                                 $   140,780
                                      ===========                                 ===========
Net interest income / interest
rate   spread.....................                   $     8,433         2.12%                   $     6,671          1.52%
                                                     ===========   ==========                    ===========    ==========
Net interest margin...............                                       2.43%                                        1.82%
                                                                   ==========                                   ==========
Ratio of average interest-earning
assets to average
   interest-bearing liabilities...                                     112.12%                                      110.72%
                                                                   ==========                                   ==========

----------------------
(1) The average balance of loans receivable is net of unearned fees and includes non-performing loans, interest on which is recognized on a cash basis.

(2)   Average balances of securities are based on historical costs.

(3) Includes money market accounts, federal funds sold, interest-earning bank deposits and FHLB stock.

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------------------------------------------------------
                                                            2004                                        2003
                                         -----------------------------------------   ------------------------------------------
                                            AVERAGE                      AVERAGE        AVERAGE                       AVERAGE
                                           BALANCE        INTEREST      YIELD/COST      BALANCE     INTEREST         YIELD/COST
                                           -------        --------      ----------      -------     --------         ----------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)..............    $   996,515    $    42,388         5.68%    $   958,413    $    44,818          6.25%
   Securities (2)....................        331,704          7,983         3.21         311,627          5,844          2.51
   Other interest-earning assets (3).        106,866          1,514         1.89         220,006          2,683          1.63
                                         -----------    -----------                  -----------    -----------
     Total interest-earning assets         1,435,085         51,885         4.83       1,490,046         53,345          4.79
Non-interest earning assets..........         72,722                                      68,873
                                         -----------                                 -----------
Total assets.........................    $ 1,507,807                                 $ 1,558,919
                                         ===========                                 ===========
Interest-bearing liabilities:
   Deposits:
     Checking accounts...............    $    95,135            182         0.26%    $    92,636            359          0.52%
     Money market accounts...........        134,602            922         0.91         140,788          1,398          1.33
     Savings accounts................        207,358            560         0.36         214,368          1,119          0.70
     Certificates of deposit.........        432,502          8,175         2.52         451,663         10,491          3.11
                                         -----------    -----------                  -----------    -----------
       Total deposits................        869,597          9,839         1.51         899,455         13,367          1.99
   Borrowings........................        419,075         18,866         6.01         448,954         20,002          5.96
                                         -----------    -----------                  -----------    -----------
     Total interest-bearing
       liabilities...................      1,288,672         28,705         2.98       1,348,409         33,369          3.31
                                                        -----------                                 -----------
Non-interest bearing deposits........         43,232                                      35,721
Non-interest bearing liabilities.....         18,593                                      19,125
                                         -----------                                 -----------
Total liabilities....................      1,350,497                                   1,403,255
Stockholders' equity.................        157,310                                     155,664
                                         -----------                                 -----------
Total liabilities and
stockholders' equity ................    $ 1,507,807                                 $ 1,558,919
                                         ===========                                 ===========
Net interest-earning assets..........    $   146,413                                 $   141,637
                                         ===========                                 ===========
Net interest income / interest
rate   spread........................                   $    23,180         1.85%                   $    19,976          1.48%
                                                        ===========   ==========                    ===========    ==========
Net interest margin..................                                       2.16%                                        1.79%
                                                                      ==========                                   ==========
Ratio of average interest-earning
assets to average
   interest-bearing liabilities......                                     111.36%                                      110.50%
                                                                      ==========                                   ==========

(1) The average balance of loans receivable is net of unearned fees and includes non-performing loans, interest on which is recognized on a cash basis.

(2)   Average balances of securities are based on historical costs.

(3) Includes money market accounts, federal funds sold, interest-earning bank deposits and FHLB stock.

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

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                        2004 COMPARED TO 2003
                                                   ------------------------------------------------------------
                                                                     INCREASE (DECREASE) DUE TO
                                                   ------------------------------------------------------------
                                                                                                       TOTAL NET
                                                                                       RATE/          INCREASE /
                                                    RATE              VOLUME          VOLUME          (DECREASE)
                                                    ----              ------          ------          ----------
                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans receivable............................    $     (495)      $      422       $      (14)      $      (87)
   Securities..................................           696              270              115            1,081
   Other interest-earning assets...............           576             (554)            (429)            (407)
                                                   ----------       ----------       ----------       ----------
     Total net change in income on
       interest-earning assets.................           777              138             (328)             587
Interest-bearing liabilities:
   Deposits:
     Checking accounts.........................           (14)               1                -              (13)
     Money market accounts.....................            (1)               2                -                1
     Savings accounts..........................           (50)              (8)               2              (56)
     Certificates of deposit...................          (402)            (364)              49             (717)
                                                   ----------       ----------       ----------       ----------
       Total deposits..........................          (467)            (369)              51             (785)
   Borrowings..................................            29             (417)              (2)            (390)
                                                   ----------       ----------       ----------       ----------
     Total net change in expense on
       interest-bearing liabilities............          (438)            (786)              49           (1,175)
                                                   ----------       ----------       ----------       ----------
Net change in net interest income..............    $    1,215       $      924       $     (377)      $    1,762
                                                   ==========       ==========       ==========       ==========


                                                                   NINE MONTHS ENDED SEPTEMBER 30,
                                                                        2004 COMPARED TO 2003
                                                   ------------------------------------------------------------
                                                                     INCREASE (DECREASE) DUE TO
                                                   ------------------------------------------------------------
                                                                                                      TOTAL NET
                                                                                       RATE/          INCREASE /
                                                    RATE              VOLUME           VOLUME         (DECREASE)
                                                    ----              ------           ------         ----------
                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans receivable............................    $   (4,051)      $    1,782       $     (161)      $   (2,430)
   Securities..................................         1,655              377              107            2,139
   Other interest-earning assets...............           434           (1,380)            (223)          (1,169)
                                                   ----------       -----------      -----------      -----------
     Total net change in income on
       interest-earning assets.................        (1,962)             779             (277)          (1,460)
Interest-bearing liabilities:
   Deposits:
     Checking accounts.........................          (182)              10               (5)            (177)
     Money market accounts.....................          (434)             (61)              19             (476)
     Savings accounts..........................          (540)             (37)              18             (559)
     Certificates of deposit...................        (1,954)            (445)              83           (2,316)
                                                   -----------      -----------      ----------       -----------
       Total deposits..........................        (3,110)            (533)             115           (3,528)
   Borrowings..................................           209           (1,331)             (14)          (1,136)
                                                   ----------       -----------      -----------      -----------
     Total net change in expense on
       interest-bearing liabilities............        (2,901)          (1,864)             101           (4,664)
                                                   -----------      -----------      ----------       -----------
Net change in net interest income..............    $      939       $    2,643       $     (378)      $    3,204
                                                   ==========       ==========       ===========      ==========

RESULTS OF OPERATIONS

      Net Income (Loss). The Company had a net loss for the third quarter of 2004 totaling $2.8 million, as compared to net income of $967,000 reported in the comparable quarter of the previous year. The Company's net loss for the nine months ended September 30, 2004 was $1.9 million, as compared to net income of $2.3 million for the first nine months of 2003. The reduced net income levels from the comparable periods in the prior year were primarily the result of the impact of the increased provision for losses on loans and non-recurring charges recorded during the third quarter of 2004.

      Net Interest Income. Net interest income is the principal source of earnings for the Company and consists of interest income earned on loans and investment securities less interest expense paid on deposits and borrowed funds. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on the Company's interest-earning assets and the average rate paid on its interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.

      The Company's net interest margin (which is net interest income as a percentage of average interest-earning assets) improved to 2.43% for the three months ended September 30, 2004 as compared to 1.82% for the same period in 2003. Net interest margin for the first nine months of 2004 was 2.16%, up from 1.79% during the first nine months of 2003.

      The Company's net interest income for the third quarter of 2004 increased 26.4% to $8.4 million from $6.7 million for the third quarter of 2003. Net interest income for the nine months ended September 30, 2004 increased 16.0% to $23.2 million from $20.0 million for the comparable period in the prior year. The increase in net interest income was primarily due to higher yields on securities and other interest-earning assets along with a reduction in the average cost of deposits. The Company expects its net interest income and net interest margin to modestly improve during the remainder of 2004 as a result of continued loan growth, increased core deposits and higher interest rates.

      Interest Income. Total interest income of $17.6 million for the three months ended September 30, 2004 increased by $587,000 from $17.0 million for the third quarter of 2003. Interest income for the first nine months of 2004 totaled $51.9 million compared to $53.3 million for the first nine months of 2003. Although the average balance of interest-earning assets decreased 5.2% and 3.7%, respectively, for the quarter and nine months ended September 30, 2004 from the comparable previous year periods, interest income increased for the same periods as a result of reduced premium amortization on the Company's securities portfolio combined with a decrease in total funds invested in low-yielding overnight funds.

      The Company's average yield on interest-earning assets increased 9.5% during the third quarter of 2004 to 5.08% from 4.64% during the third quarter of 2003. For the nine months ended September 30, 2004, the average yield on interest-earning assets was 4.83%, slightly up from 4.79% for the comparable prior year period.

      The average yields on loans receivable decreased 18 basis points during the third quarter of 2004 from the third quarter of 2003 and 57 basis points during the first nine months of 2004 from the first nine months of 2003. The main reason for the decreased loan yields was a result of the lower interest rate environment experienced during 2003 which caused borrowers to refinance at lower rates coupled with the effects of the increase in non-accrual loans during 2004 from 2003. This decrease in average yields on loans was partially offset by an increase in the average yields on the Company's securities and other interest-earning assets.

      The average yield on securities increased to 3.34% for the three months ended September 30, 2004 from 2.34% from the comparable prior year period. For the nine months ended September 30, 2004, the average yield on securities increased to 3.21% from 2.51% from the nine months ended September 30, 2003. These increases were mainly a result of reduced levels of premium amortization during 2004 as the prepayments of mortgage loans underlying the mortgage-related securities slowed significantly.

      The average yields on other interest-earning assets increased to 2.62% for the three months ended September 30, 2004 from 1.47% for the comparable prior year period and to 1.89% for the nine months ended September 30, 2004 from 1.63% for the comparable prior year period. These increases were a direct result of a decrease in total funds invested in lower-yielding overnight funds during the 2004 periods.

      Interest Expense. Total interest expense of $9.2 million for the three months ended September 30, 2004 represented a decrease of $1.2 million from $10.3 million incurred for the third quarter of 2003. Interest expense was $28.7 million for the nine months ended September

30, 2004, a decrease of $4.7 million from $33.4 million for the nine months ended September 30, 2003.

      The average balance of interest-bearing liabilities decreased 6.4% and the average cost of interest-bearing liabilities decreased 16 basis points during the third quarter of 2004 as compared to the third quarter of 2003. For the nine months ended September 30, 2004, the average balance of interest-bearing liabilities decreased 4.4% and the average cost of interest-bearing liabilities decreased 33 basis points as compared to the nine months ended September 30, 2003.

      The average cost of interest-bearing deposits for the quarter ended September 30, 2004 was down 26 basis points to 1.39% from 1.65% for the third quarter of 2003. The average cost of these deposits was also down 48 basis points to 1.51% for the nine months ended September 30, 2004 from 1.99% for the same period in 2003. The lower cost of deposits for the third quarter of 2004 was mainly a result of higher cost deposits repricing at lower rates. The decrease for the nine months ended September 30, 2004 was mainly a result of over $180 million of above-market rate certificates of deposit either being repriced to lower current market rates or withdrawn at maturity during 2004. Also contributing to the lower cost of deposits was a 4.4% increase in the average balance of low-cost core deposits for the three months ended September 30, 2004 from the levels existing at December 31, 2003.

      Provision for losses on loans. The Company's provision for losses on loans was $6.2 million for the third quarter of 2004 as compared to $502,000 for the third quarter of 2003. The provision for the nine months ended September 30, 2004 was $8.8 million, up from $1.5 million for the comparable period in 2003. In connection with the Company's third quarter evaluation of the adequacy of its allowance for losses on loans, the Company obtained updated information, including in some instances new appraisals, on its non-performing loans. Based on the new information, management identified eight loans that required a reserve allocation because of a change in either the borrower's ability to perform their obligations under the terms and conditions of the loan agreements or the estimated value of the collateral. The total principal amount of these eight loans was $31.9 million. With respect to these eight loans, the Company identified an impairment reserve of $10.3 million, an increase from the $3.8 million reserve in the aggregate for these loans at June 30, 2004.

      Non-interest income. Non-interest income was $3.1 million for the quarter ended September 30, 2004, a decrease of $144,000 from the third quarter of 2003. The Company's non-interest income for the third quarter of 2003 included $326,000 of net realized gains on securities available-for-sale compared to $126,000 for the third quarter of 2004. Due primarily to increased usage of the Company's ATMs and check cards, the Company realized a $36,000 increase in other income during the third quarter of 2004 from the quarter ended September 30, 2003. Service charges and other fees were also up by $16,000 during the quarter ended September 30, 2004 compared to quarter ended September 30, 2003 as a result of the Company modifying certain fees on deposit accounts. This modification went into effect on September 1, 2004.

      Non-interest income was $8.7 million for the first nine months of 2004, up $121,000 from $8.6 million for the first nine months of 2003. Non-interest income for the first nine months of 2003 included $325,000 in net realized gains on securities available-for-sale compared to $81,000 for the first nine months of 2004. The increase in non-interest income from the 2003 period was primarily related to an increase in service charges and other fees as a result of fees realized from the Company's Overdraft Protection Program.

      Net realized gains on available-for-sale securities were $126,000 for the third quarter of 2004, down $200,000 from the third quarter of 2003. During the 2004 quarter, the Company sold approximately $55 million in securities available-for-sale resulting in a realized gain of $711,000. The assets were sold to take advantage of a rapid flattening of the yield curve. A portion of the proceeds were used for the early repayment of FHLB Chicago advances with the remainder to be used for general bank purposes including, but not limited to, loan growth, reinvestment in other securities, and possible repayment or refinancing of additional FHLB advances. Partially offsetting these realized gains, the Company identified an additional $585,000 impairment in the cost basis of a $764,000 trust preferred security that was deemed to be other than temporarily impaired. For further discussion related to this impaired security, see the "Securities" section in this Form 10-Q.

      For the nine months ended September 30, 2004, net realized gains on available-for-sale securities were $81,000, compared to $325,000 for the same prior year period. The decrease in the gains was mainly a result of the write-downs in the cost basis of the trust preferred security previously mentioned which offset the net realized gains on the sale of over $128 million in securities for the nine months ended September 30, 2004.

      Non-interest expense. Non-interest expense for the third quarter and first nine months of 2004 was $10.7 million and $28.5 million, respectively, representing increases of $2.6 million and $4.6 million, respectively, from the third quarter and first nine months of 2003. Included in the increase were the legal expenses associated with the Company's goodwill litigation case that went to trial during June 2004. The legal expenses incurred during the third quarter and first nine months of 2004 related to this case were $381,000 and $1.2 million, respectively, which were significantly higher than those incurred for the same periods in 2003. The Company estimates that the legal expenses related to this case will be less than $100,000 for the remainder of 2004. See Item 1 of
Part II in this Form 10-Q for a discussion of the status of the litigation.

      Also adding to the increase in non-interest expense for the quarter and nine months ended September 30, 2004, the Company incurred charges as follows:

      - compensation expense of $1.0 million related to the resignation of a senior executive officer;

      - a prepayment penalty of $485,000 for the early repayment of $6.5 million in FHLB Chicago advances;

      - the write-down of $421,000 in viatical receivables to $537,000 held by the Bank that were determined to be impaired; and

      -     an increase in loan collection expenses of $231,000.

The prepayment penalty, write-down of the viatical receivables, and increased loan collection expenses are included in other general and administrative expenses.

      Income Tax Expense. The Company's income tax benefit for the three months ended September 30, 2004 was $2.6 million compared to income tax expense of $315,000 for the three months ended September 30, 2003. The income tax benefit for the nine months ended September 30, 2004 was $3.5 million compared to income tax expense of $886,000 for the nine months ended September 30, 2003. The significant decrease in income tax expense was a result of the lower pre-tax income for the three and nine month periods ended September 30, 2004 combined with the application of available tax credits, the effects of permanent tax differences on the Company's pre-tax earnings, and the reversal of tax accruals no longer considered necessary. The Company anticipates that these available tax credits, permanent tax differences, and reversals of tax accruals will continue to have a favorable impact on the income tax expense for the remainder of 2004.

CHANGES IN FINANCIAL CONDITION

      General. At September 30, 2004, the Company's total assets had decreased by $139.3 million to $1.43 billion from $1.57 billion at December 31, 2003. The significant changes in the composition of the balance sheet during the nine months ended September 30, 2004 included a decrease in cash and cash equivalents of $113.8 million. This decrease was a result of a decrease in total deposits of $131.1 million and an increase in net loans receivable of $17.8 million.

      Securities. The amortized cost of the Company's securities and their fair values were as follows at September 30, 2004 and December 31, 2003:

                                                                      GROSS           GROSS
                                                        AMORTIZED    UNREALIZED     UNREALIZED           FAIR
                                                          COST         GAINS          LOSSES             VALUE
                                                        ---------    ----------     ----------           ----
                                                                         (Dollars in thousands)
At September 30, 2004:
   Agency securities, corporate bonds, and
     commercial paper................................  $   157,600     $       642    $      (299)   $   157,943
   Mortgage-backed securities........................       61,461             730            (74)        62,117
   Collateralized mortgage obligations...............       58,218             234           (122)        58,330
   Trust preferred securities........................        5,116               -           (129)         4,987
   Equity securities.................................        1,725               6           (169)         1,562
                                                       -----------     -----------    ------------   -----------
                                                       $   284,120     $     1,612    $      (793)   $   284,939
                                                       ===========     ===========    ============   ===========
At December 31, 2003:
   Agency securities, corporate bonds, and
     commercial paper................................  $   132,127     $       692    $         -    $   132,819
   Mortgage-backed securities........................      108,468             888           (255)       109,101
   Collateralized mortgage obligations...............       75,245             626            (73)        75,798
   Trust preferred securities........................        6,148               -           (562)         5,586
   Equity securities.................................        2,958             178           (136)         3,000
                                                       -----------     -----------    ------------   -----------
                                                       $   324,946     $     2,384    $    (1,026)   $   326,304
                                                       ===========     ===========    ============   ===========

      During the third quarter of 2004, approximately $55 million of available-for-sale securities were sold realizing a net gain on the sales of $711,000. The assets were sold to take advantage of a flattening yield curve. Partially offsetting the gains on sales of securities, the Company identified an additional $585,000 impairment in a trust preferred security with a cost basis of $764,000. The write-down to fair value was made when the issuer announced in September 2004 the continuation of interest deferral on the trust preferred securities coupled with the sale of a significant portion of the issuer's assets, the continuing restructuring objectives, and regulatory restrictions on the issuer.

      Management does not believe that any other unrealized loss on the Company's securities as of September 30, 2004 represents an other-than-temporary impairment. The unrealized losses reported for the remainder of the portfolio were attributable to changes in interest rates.

      Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented below as of September 30, 2004 and December 31, 2003:

                                                           SEPTEMBER 30, 2004              DECEMBER 31, 2003
                                                         -----------------------        -----------------------
                                                         AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE
                                                         ------        ----------       ------       ----------
                                                                        (Dollars in thousands)
Commercial and construction loans:
  Commercial real estate............................  $   403,907          40.4%     $   429,883         43.7%
  Construction and land development.................      156,073          15.6          125,636         12.8
  Commercial and industrial.........................       51,292           5.1           36,222          3.7
                                                      -----------        ------      -----------       ------
  Total commercial loans............................      611,272          61.1          591,741         60.2
Retail loans:
  Single-family residential.........................      285,479          28.5          316,774         32.2
  Home equity loans.................................       95,739           9.6           71,360          7.3
  Other.............................................        7,934           0.8            2,704          0.3
                                                      -----------        ------      -----------       ------
  Total retail loans................................      389,152          38.9          390,838         39.8
                                                      -----------        ------      -----------       ------
Total loans receivable..............................  $ 1,000,424         100.0%     $   982,579        100.0%
                                                      ===========        ======      ===========       ======

      Total loans increased 1.8% during the first nine months of 2004 as the Company's efforts to increase total commercial loans continued. Total commercial loans grew over 3% since December 31, 2003. Total loan originations, net of principal repayments, for the nine months ended September 30, 2004 were $26.2 million.

      Allowance for Losses on Loans. At September 30, 2004, the Bank's allowance for losses on loans amounted to $16.5 million or 50.1% of the Bank's non-performing loans and 1.65% of its total loans receivable. Management of the Bank believes that, as of September 30, 2004, the allowance for losses on loans was adequate.

      The following is a summary of changes in the allowance for losses on loans for the periods presented:

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                             2004                  2003
                                                             ----                  ----
                                                               (Dollars in thousands)
Balance at beginning of period......................     $     10,453          $      8,721
Provision for losses on loans.......................            8,829                 1,489
Charge-offs.........................................           (2,999)                 (473)
Recoveries..........................................              223                   173
                                                         ------------          ------------
Balance at end of period............................     $     16,506          $      9,910
                                                         ============          ============

      See additional discussion for the increased provision for losses on loans under the sub-heading "Provision for Losses on Loans" above.

      During the third quarter of 2004, the Company charged-off two commercial loans totaling $762,000. Prior to their charge-off, these two loans were already classified and had combined reserve provisions totaling $513,000 at the beginning of the third quarter of 2004.

      Non-performing Assets. The following table provides information relating to the Company's non-performing assets as of the dates indicated. The Company has no loans past due greater than 90 days that are still accruing interest at either date presented below.

                                                         SEPTEMBER 30,          DECEMBER 31,
                                                             2004                   2003
                                                         -------------          ------------
                                                                (Dollars in thousands)
Non-accrual loans:
   Commercial loans:
     Commercial real estate..........................     $      20,884         $      11,460
     Construction and land development...............             6,021                 4,180
     Commercial and industrial.......................               293                 1,205
                                                          -------------         -------------
     Total commercial loans..........................            27,198                16,845
   Retail loans:
     Single-family residential.......................             5,566                 5,584
     Home equity.....................................               164                   272
     Other...........................................                48                    19
                                                          -------------         -------------
     Total retail loans..............................             5,778                 5,875
                                                          -------------         -------------
     Total non-accruing loans........................            32,976                22,720
Other real estate owned, net.........................               590                   206
                                                          -------------         -------------
   Total non-performing assets.......................     $      33,566         $      22,926
                                                          =============         =============
Performing troubled debt restructurings..............     $          42         $         296
Non-performing assets to total assets................              2.35%                 1.46%
Non-performing loans to total loans..................              3.30                  2.32
Total non-performing assets and troubled debt
   restructurings to total assets....................              2.35                  1.48

      The increase in non-performing commercial real estate loans from December 31, 2003 to September 30, 2004 was primarily related to the following:

      - One loan totaling $8.8 million which is secured by a hotel in Michigan and was transferred to non-accrual status during the third quarter of 2004. The Company is negotiating a forbearance agreement to obtain additional collateral of 15.4 acres of adjacent land along with requiring a hotel consultant to assist with the hotel's operation. As of September 30, 2004, the loan was considered an impaired loan with an estimated loss allocation of $811,000.

      - An $8.7 million loan which is secured by a full-service hotel in the Chicago metropolitan area which was transferred to non-accrual status during the second quarter of 2004. Management is reviewing its options for this loan and considering various alternatives including receiving additional collateral or selling the loan to a third party. The loan was considered impaired as of September 30, 2004 with an estimated loss allocation of $3.5 million.

      - Two loans totaling $2.2 million which were transferred to non-accrual status during the second quarter of 2004. These loans are secured by a golf course in Indiana. The Company has filed a foreclosure action; however, management believes the loans will pay off prior to any judicial sale. Based on the collateral value, the Company believes there is no risk of loss related to these two loans as of September 30, 2004.

      Partially offsetting the increase in non-performing commercial real estate loans from December 31, 2003 to September 30, 2004 were the following:

      - the foreclosure on and transfer of a $4.5 million motel loan to real estate owned prior to it being sold in the second quarter of 2004; and

      - the full payoff during the second quarter of 2004 of a $3.8 million loan secured by a strip mall that was transferred to non-performing status during the fourth quarter of 2003.

      Included in the non-performing construction and land development loans are the following loans:

      - A $2.9 million loan participation that was transferred to non-accrual status during the third quarter of 2004 at the direction of the Office of Thrift Supervision (OTS). This loan was purchased from a lending company that has filed for bankruptcy and is under investigation for fraud. During October 2004, the underlying loan was paid off in full; however, the proceeds are being held by the bankruptcy trustee pending resolution of the case. A creditor's plan has been set for confirmation in December 2004; therefore, the Company expects resolution of the case to occur by the end of 2004 with the proceeds being received shortly thereafter. However, there is no assurance the plan will be confirmed by that time or that the case will be resolved by the end of 2004. The Company has identified this loan as an impaired asset with a loss allocation estimated at $715,000. While the Company currently believes its $2.9 million loan is not substantially at risk of loss, the Company has nevertheless established this loss allocation in accordance with OTS requirements.

      - A $2.8 million loan secured by a 144 unit apartment complex located in Indiana. A receiver was appointed for this project and the Company filed a foreclosure action prior to September 30, 2004. This loan has been identified as an impaired asset with an estimated loss allocation of $1.3 million.

      The Company also has impaired loans that were performing as of September 30, 2004. These loans consist of the following:

      - A $4.7 million commercial real estate loan secured by a hotel within the greater Chicagoland area. Despite insufficient debt service coverage, the loan is current due to guarantor support. The Company continues to monitor the loan to ensure the loan remains current. The loan was considered impaired as of September 30, 2004 with an estimated loss allocation of $1.6 million.

      - Three commercial real estate loans totaling $3.5 million which are secured by a first mortgage on a golf course in northwest Indiana and a third mortgage on a separate golf course in northwest Indiana. Although the borrowers continue to make monthly payments, the loans continue to be between 30 and 90 days past due. The estimated loss allocation associated with these loans was $1.5 million as of September 30, 2004.

      - Two commercial and industrial loans, one of which was a line of credit, to the same borrower totaling $1.0 million which are secured by the business assets of a direct mail advertising service company in Virginia. The Company signed a forbearance agreement to allow the borrower time to market the business for sale. In conjunction with the forbearance, the borrowers paid off the $150,000 line of credit subsequent to September 30, 2004. The Company has identified an estimated loss allocation of $790,000 associated with these loans.

      Deposits and Borrowed Money. The following table sets forth the dollar amount and the percentage of total deposits in each deposit category offered by the Bank at the dates indicated.


                                                            SEPTEMBER 30, 2004              DECEMBER 31, 2003
                                                       ---------------------------    --------------------------
                                                          AMOUNT        PERCENTAGE       AMOUNT       PERCENTAGE
                                                       -----------      ----------    -----------     ----------
                                                                         (Dollars in thousands)
Checking accounts:
   Non-interest bearing..............................  $    45,576           5.4%     $    40,017          4.1%
   Interest-bearing..................................       91,049          10.7           91,385          9.3
Money market accounts................................      137,566          16.2          123,799         12.7
Savings accounts.....................................      203,686          24.1          204,312         20.9
                                                       -----------        ------      -----------       ------
     Core deposits...................................      477,877          56.4          459,513         47.0
Certificates of deposit:
   $100,000 or less..................................      287,328          33.9          396,433         40.5
   Over $100,000.....................................       82,148           9.7          122,494         12.5
                                                       -----------        ------      -----------       ------
     Time deposits...................................      369,476          43.6          518,927         53.0
                                                       -----------        ------      -----------       ------
       Total Deposits................................  $   847,353         100.0%     $   978,440        100.0%
                                                       ===========        ======      ===========       ======

      Deposits were $847.4 million at September 30, 2004 compared to $978.4 million at December 31, 2003. The decrease of $131.1 million was primarily the result of a reduction of $149.5 million in certificates of deposit, partially offset by an increase in core deposits of $18.4 million. The decrease in the certificates was primarily due to the runoff of above-market rate certificates as these certificates matured primarily during the second quarter of 2004.

      The Company has made progress in reducing the cost of its deposits by increasing its non-interest bearing deposits by 13.9% since December 31, 2003. Total core deposits are also up 4.0% as of September 30, 2004 compared to December 31, 2003. These increases are a direct result of the Company's promotional efforts and retail incentive programs which focused on the generation of low-cost core deposits.

      Borrowed money consists of the following:

                                                SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                               -------------------    -------------------
                                               WEIGHTED               WEIGHTED
                                               AVERAGE                AVERAGE
                                                RATE       AMOUNT       RATE       AMOUNT
                                               --------  ----------   --------   ---------
                                                         (Dollars in thousands)
Secured advances from FHLB - Indianapolis:
  Maturing in 2010 - fixed-rate                  5.92%   $  400,000      5.92%   $ 400,000
  Maturing in 2014 - fixed-rate                  6.71         1,227      6.71        1,244
  Maturing in 2018 - fixed-rate                  5.54         2,911      5.54        2,911
  Maturing in 2019 - fixed-rate                  6.32         7,691      6.32        7,835
Secured advances from FHLB - Chicago:
  Maturing in 2008 - fixed-rate                     -             -      5.26        6,500
                                                         ----------              ---------
                                                         $  411,829              $ 418,490
                                                         ==========              =========
Weighted-average stated interest rate            5.93%                   5.92%

      Advances with final maturities in 2010 contain quarterly call dates by the FHLB through maturity. Advances maturing in 2019 are amortizing notes.

      Management of the Company continues to explore the possibility of refinancing the fixed-rate FHLB borrowings as the high cost of these advances continued to have a significant adverse impact on the Company's net interest margin. As such, the Company identified an opportunity to partially reduce the negative impact of these borrowings by prepaying $6.5 million of advances maturing in 2008 which bore a 5.26% fixed interest rate. The early repayment of these advances resulted in a $485,000 charge to other non-interest expense during the quarter ended September 30, 2004. The Company continues to analyze the potential risks and rewards of prepaying all or a portion of its remaining advances. The prepayment penalty is calculated and set by the FHLB pursuant to a predetermined specified formula. As of September 30, 2004, the prepayment penalty for all of the remaining $411.8 million in advances was estimated at $46.2 million.

      As part of the analysis of potential risks and rewards, the Company's Asset/Liability Committee (ALCO) is evaluating various options to generate the liquidity needed to pay the principal amount of the borrowings due along with the penalty. The Committee's analysis includes the potential use of new fixed-rate FHLB advances with maturities ranging from one to three years, new variable-rate FHLB advances, brokered and retail deposits, and asset sales to generate the needed liquidity.

      If the advances are prepaid, the penalty would have a significant adverse impact on the Company's financial results for the quarter and the year in which the debt is repaid; however, the Company would begin to realize reduced interest expense and a corresponding increase in its net interest margin. There can be no assurances that the Company will prepay any of its remaining advances. The Company cannot provide any assurance as to the total amount of the prepayment penalty in the event that the Company does prepay either a portion or all of these borrowings.

      Pursuant to collateral agreements with the Federal Home Loan Bank of Indianapolis (FHLB-IN), advances are secured by the following assets as of September 30, 2004:

                                                AMOUNT
DESCRIPTION OF COLLATERAL                      PLEDGED
-------------------------                    -----------
                                             (Dollars in
                                              thousands)
FHLB-IN stock                                $    27,374
Residential first mortgage loans                 290,216
Commercial first mortgage loans                  231,984
Mortgage-backed securities                       153,307
Agency securities                                 43,354
                                             -----------
                                             $   746,235
                                             ===========

      As of September 30, 2004, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds at the market rate for the purchase of federal funds at the time of a request. During the third quarter, these lines were used for liquidity purposes. As of September 30, 2004, these lines had a zero balance. The maximum amount borrowed during the third quarter of 2004 was $10.5 million and the weighted-average rate paid was 1.76%.

      Capital Resources. Stockholders' equity was $152.4 million at September 30, 2004 compared to $156.0 million at December 31, 2003. The decrease was primarily due to:

      -     the net loss of $1.9 million for the nine months;

      - a decrease of $370,000 in unrealized gains on available-for-sale securities, net of tax;

      - dividends declared during the first nine months of 2004 totaling $3.6 million; and

      - repurchases of the Company's common stock during the first nine months of 2004 totaling $869,000.

Partially offsetting the above decreases in stockholders' equity, the Company also realized during the first nine months of 2004:

      - vesting of $1.4 million of common stock under the Company's Recognition and Retention Plan (RRP); and

      -     stock option exercises totaling $1.7 million.

      At September 30, 2004, the Bank's regulatory capital was in excess of regulatory limits set by the OTS. The current requirements and the Bank's actual levels at September 30, 2004 and at December 31, 2003 are provided below:

                                                                           TO BE WELL-CAPITALIZED
                                                                                UNDER PROMPT
                                                  FOR CAPITAL ADEQUACY       CORRECTIVE ACTION
                                  ACTUAL               PURPOSES                  PROVISIONS
                            ------------------   ---------------------    ----------------------
                             AMOUNT     RATIO     AMOUNT        RATIO     AMOUNT          RATIO
                            --------    ------   -------        ------    --------        -----
                                                 (Dollars in thousands)
As of September 30, 2004:
  Risk-based                $140,337    12.82%   $87,567        >8.00%    $109,458        >10.00%
  Tangible                   128,612     9.07     21,274        >1.50       21,987         >2.00
  Core                       128,612     9.07     56,730        >4.00       70,913         >5.00
As of December 31, 2003:
  Risk-based                $141,974    13.04%   $87,083        >8.00%    $108,854        >10.00%
  Tangible                   131,521     8.46     23,307        >1.50       31,076         >2.00
  Core                       131,521     8.46     62,152        >4.00       77,690         >5.00

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

      -     funds provided from operations, and o borrowings from the FHLB.

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

      At September 30, 2004, the Company had cash and cash equivalents of $64.0 million which was a decrease of $113.8 million from December 31, 2003. The decrease was mainly caused by the following:

      -     a decrease in total deposits of $131.1 million;

      - loan originations, net of principal payments received, of $26.2 million;

      -     decrease in borrowed funds of $6.7 million;

      -     purchases of property and equipment totaling $4.1 million; and

      -     dividends paid of $3.6 million.

Cash flows from operating activities also provided $11.6 million of liquidity and net proceeds from maturities, paydowns and sales of securities provided $38.8 million to slightly offset the above decreases in cash and cash equivalents.

      The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, pay maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments. Should the Company choose to repay additional FHLB advances prior to maturity, the Company expects that it would generate additional liquidity through various options including using brokered certificates of deposit, borrowing from the FHLB and utilizing the liquidity in its securities portfolio.

      The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents, securities available-for-sale and dividends from the Bank. Under regulations of the OTS, without prior approval, the dividends from the Bank are limited to the extent of the Bank's cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, at September 30, 2004, the Company had $6.9 million in cash and cash equivalents along with $5.4 million in securities available-for-sale.

      CONTRACTUAL OBLIGATIONS. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of September 30, 2004.

                                                 PAYMENTS DUE BY PERIOD
                          ---------------------------------------------------------------------
                                        OVER ONE       OVER THREE
                           ONE YEAR      THROUGH         THROUGH      OVER FIVE
                           OR LESS     THREE YEARS     FIVE YEARS       YEARS          TOTAL
                          ---------    -----------     ----------     ---------      ---------
                             (Dollars in thousands)
FHLB advances (1)......   $     218     $     483      $     554      $ 410,574      $ 411,829
Operating leases.......         562           767            166              -          1,495
                          ---------     ---------      ---------      ---------      ---------
                          $     780     $   1,250      $     720      $ 410,574      $ 413,324
                          =========     =========      =========      =========      =========

----------
(1) Does not include interest expense at the weighted-average stated rate of 5.93% for the periods presented.

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

      The Company also has commitments to fund maturing certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $303.1 million at September

30, 2004. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

      OFF-BALANCE SHEET OBLIGATIONS. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the third party for commitments to extend credit and letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

      The following table details the amounts and expected maturities of significant commitments as of September 30, 2004.

                                                  OVER ONE    OVER THREE
                                      ONE YEAR     THROUGH     THROUGH   OVER FIVE
                                       OR LESS   THREE YEARS  FIVE YEARS    YEARS       TOTAL
                                      ---------  -----------  ---------- ---------    ---------
                                                       (Dollars in thousands)
Commitments to extend credit:
  Commercial........................  $  20,798   $       -   $       -   $       -   $  20,798
  Retail............................     14,609           -           -           -      14,609
Commitments to purchase loans:
  Commercial........................     28,500           -           -           -      28,500
  Retail............................          -           -           -           -           -
Commitments to fund unused
  construction loans................     51,881           -           -           -      51,881
Commitments to fund unused lines of
  credit:
  Commercial........................     46,378           -           -           -      46,378
  Retail............................     82,002           -           -           -      82,002
Letters of credit...................      6,962       1,016       2,866           -      10,844
Credit enhancements.................          -       6,533      14,303      28,027      48,863
                                      ---------   ---------   ---------   ---------   ---------
                                      $ 251,130   $   7,549   $  17,169   $  28,027   $ 303,875
                                      =========   =========   =========   =========   =========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Bank, like other financial institutions, is subject to interest rate risk (IRR). IRR refers to the risk that changes in market interest rates might adversely affect net interest income or the net portfolio value (NPV) of its assets, liabilities, and off-balance sheet contracts. IRR is primarily the result of an imbalance between the price sensitivity of the Bank's interest-earning assets and its interest-bearing liabilities. These imbalances can be caused by differences in the maturity, repricing, and coupon characteristics of assets and liabilities as well as options (such as loan prepayment options).

      The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin and interest rate risk. The Asset/Liability Management Policy falls under the authority of the Board of Directors who in turn assigns its formulation, revision, and administration to the Asset/Liability Committee (ALCO). The ALCO meets monthly and consists of certain senior officers of the Bank and one outside director. The results of the monthly meetings are reported to the Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board-approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank's capital position, review the current and prospective liquidity positions, and monitor alternative funding sources.

      While maintaining its interest rate spread objectives, the Bank attempts to reduce interest rate risk with a variety of strategies designed to maintain what the Bank believes to be an appropriate relationship between its assets and liabilities. First, the Bank emphasizes the origination or purchase of real estate mortgage loans and commercial loans with adjustable interest rates or fixed rates of interest for an initial term of three or five years that convert to an adjustable interest rate based on various indices plus a margin for the remainder of the loan's contractual term. These indices include prime or the constant maturity of United States Treasury obligations. At September 30, 2004, the Bank had approximately $730.3 million of adjustable-rate loans in its loan portfolio. Second, the Bank's securities portfolio consists primarily of securities that have expected average lives of five years or less at time of purchase. Third, the Bank has a substantial amount of savings, demand deposit and money market accounts which the Bank believes may be less sensitive to changes in interest rates than certificate of deposit accounts. At September 30, 2004, the Bank had $477.9 million of these types of accounts.

      The Bank utilizes the OTS NPV model as its primary method of monitoring its exposure to IRR. The NPV represents the excess of the present value of expected cash flows from assets over the present value of expected cash flows from liabilities. The NPV model estimates the sensitivity of the Bank's NPV over a series of instantaneous and sustained parallel shifts in interest rates. On a quarterly basis, the ALCO reviews the calculations of NPV as adjusted for expected cash flows from off-balance sheets contracts, if any, for compliance with Board-approved tolerance limits.

      The table below presents, as of September 30, 2004 and December 31, 2003, an analysis of the Bank's IRR as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point (1%) increments, up to 300 basis points (3%) and down 100 basis points in accordance with OTS regulations. As illustrated in the table, the Bank's NPV in the base case (0 basis point change) increased $725,000 from $138.2 million as of December 31, 2003 to $138.9 million as of September 30, 2004.


                                                       Net Portfolio Value
                               ---------------------------------------------------------------------
                                       September 30, 2004                   December 31, 2003
                               ---------------------------------     ------------------------------
                               $ Amount     $ Change    % Change     $ Amount     $ Change    % Change
                               --------     --------    --------     --------     --------    --------
Assumed Change in Interest
   Rates (Basis Points)                                 (dollars in thousands)
           +300                $136,695     $ (2,218)     (1.6%)     $118,872     $(19,316)     (14.0%)
           +200                 142,881        3,969       2.9        130,804       (7,385)     (5.3)
           +100                 144,128        5,215       3.8        147,771        9,582       6.9
              0                 138,913           --        --        138,188           --        --
           -100                 126,158      (12,755)     (9.2)       130,281       (7,908)     (5.7)

      As modeled above, a decrease in interest rates of 100 basis points or an increase in interest rates of 300 basis points would have an adverse impact on the Bank's NPV while an increase in interest rates of 100 basis points or 200 basis points would have a positive impact on the Bank's NPV as of September 30, 2004. The changes in the interest rate risk profile of the Bank as of September 30, 2004 from December 31, 2003 is primarily due to the changes in interest rates and changes in the mix of interest-earning assets and interest-bearing liabilities. As of September 30, 2004 and December 31, 2003, the Bank was within the Board-approved tolerance limits in each rate scenario.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Bank's suit that was filed against the U.S. government during 1993 went to trial in June 2004 in the U.S. Court of Claims. The Bank had already been granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The trial concluded in early July 2004. The Bank anticipates a ruling in the first half of 2005 following additional briefings. The Bank is unable to predict the outcome of its damage claim against the United States and the amount of damages that may be awarded to the Bank, if any, in the event that a judgment is rendered in the Bank's favor. Consequently, the Bank cannot give assurances as to the results of this claim or the timing of any proceedings in relation thereto. The cost, including attorneys' fees, experts' fees and related expenses, of the litigation was approximately $381,000 for the third quarter of 2004. The Bank estimates that the expenses related to this case will be less than $100,000 for the remainder of 2004.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      (a) - (b) Not applicable.

      (c) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company's common stock during the indicated periods.

                                                                             MAXIMUM NUMBER OF
                                                        TOTAL NUMBER OF     SHARES THAT MAY YET
                                                      SHARES PURCHASED AS             BE
                       TOTAL NUMBER                    PART OF PUBLICLY       PURCHASED UNDER
                        OF SHARES      AVERAGE PRICE   ANNOUNCED PLANS         THE PLANS OR
      PERIOD            PURCHASED     PAID PER SHARE     OR PROGRAMS            PROGRAMS (8)
--------------------   ------------   --------------  -------------------   -------------------
July 1-31, 2004               --          $    --                --              1,181,268
August 1-31, 2004             --               --                --              1,181,268
September 1-30, 2004       1,112            13.53             1,112              1,180,156
                           -----          -------         ---------
      Total                1,112          $ 13.53             1,112              1,180,156
                           =====          =======         =========

--------------
(1) The Company instituted a repurchase program for 1,200,000 shares in March 2003 which was publicly announced on March 17, 2003. Prior to July 1, 2004, a total of 18,732 shares had been repurchased under that program. A total of 1,112 shares were purchased in September 2004 under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5. OTHER INFORMATION

      Not applicable.

ITEM 6. EXHIBITS

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

      10.10 Employment Agreement entered into between Citizens Financial Services, FSB and Charles V. Cole*****

      10.11 Employment Agreement entered into between Citizens Financial Services, FSB and Thomas L. Darovic*****

      10.12 Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole*****

      10.13 Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic*****

      10.14 Separation Agreement entered into between Citizens Financial Services, FSB, CFS Bancorp and James W. Prisby

      31.1  Rule 13a-14(a) Certification of Chief Executive Officer

      31.2  Rule 13a-14(a) Certification of Chief Financial Officer

      32.0  Section 1350 Certifications

-------------

* Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

** Incorporated by Reference from the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003.

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

CFS BANCORP, INC.

Date: November 9, 2004             By: /s/ Thomas F. Prisby
                                       -----------------------------------------
                                       Thomas F. Prisby, Chairman and
                                       Chief Executive Officer

Date: November 9, 2004             By: /s/ Charles V. Cole
                                       -----------------------------------------
                                       Charles V. Cole, Executive Vice President
                                       and Chief Financial Officer