Form 10-K
period 2004-12-31
CFS BANCORP INC
filed 2005-03-16
CIK 1058438

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2004

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NO.: 0-24611

                               CFS BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                      DELAWARE                                            35-2042093
          (State or other jurisdiction of                              (I.R.S. Employer
           incorporation or organization)                           Identification Number)

                   707 RIDGE ROAD                                           46321
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

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

     As of June 30, 2004, the aggregate value of the 12,290,934 shares of Common Stock of the Registrant outstanding on such date, which excludes 708,157 shares held by all directors and executive officers of the Registrant as a group, was approximately $153.5 million. This figure is based on the last known trade price of $13.25 per share of the Registrant's Common Stock on June 30, 2004.

     Number of shares of Common Stock outstanding as of March 11, 2005:
12,382,322

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 26, 2005 are incorporated by reference into
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       CFS BANCORP, INC. AND SUBSIDIARIES

                                   FORM 10-K

                                     INDEX

                                                                               PAGE
                                                                               ----
                                      PART I.
Item 1.          Business....................................................    2
Item 2.          Properties..................................................   15
Item 3.          Legal Proceedings...........................................   16
Item 4.          Submission of Matters to a Vote of Security Holders.........   17
                                     PART II.
Item 5.          Market for the Registrant's Common Stock, Related
                 Stockholders Matters and Issuer Purchases of Equity
                 Securities..................................................   18
Item 6.          Selected Financial Data.....................................   18
Item 7.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations...................................   20
Item 7A.         Quantitative and Qualitative Disclosures about Market
                 Risk........................................................   44
Item 8.          Financial Statements and Supplementary Data.................   46
Item 9.          Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosures...................................   80
Item 9A.         Controls and Procedures.....................................   80
Item 9B.         Other Information...........................................   80
                                     PART III.
Item 10.         Directors and Executive Officers of the Registrant..........   81
Item 11.         Executive Compensation......................................   81
Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters..................   81
Item 13.         Certain Relationships and Related Transactions..............   81
Item 14.         Principal Accountant Fees and Services......................   81
                                     PART IV.
Item 15.         Exhibits and Financial Statement Schedules..................   81
Signature Page...............................................................   83
Certifications for Principal Executive Officer and Principal Financial
  Officer....................................................................   84

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

                                    PART I.

ITEM 1. BUSINESS

GENERAL

     CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) is a registered unitary savings and loan holding company and was organized in March 1998 to facilitate the July 1998 conversion of its subsidiary, Citizens Financial Services, FSB (the Bank or Citizens Financial), from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (Conversion). In conjunction with the Conversion, the Company completed an initial public offering. The Company and the Bank are subject to oversight and examination by the Office of Thrift Supervision (OTS). See
"Regulation -- Regulation of Savings and Loan Holding Companies."

     The Company's primary assets consist of the outstanding shares of common stock of the Bank and the Company's loan to the Bank for the employee stock ownership plan (ESOP). The Company has no significant liabilities. The management of the Company and the Bank are substantially identical. The Company neither owns nor leases any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition, the Company utilizes the support staff of the Bank from time to time. Additional employees may be hired as appropriate to the extent the Company expands or changes its business in the future.

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

     The Bank was originally organized in 1934 and conducts its business from its executive offices in Munster, Indiana, as well as 24 banking centers located in Lake and Porter Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois. The Bank also has an Operations Center located in Highland, Indiana which is dedicated to its Customer Call Center and other back office operations.

     The Bank's revenue is derived from interest on loans, mortgage-backed and related securities and investments, loan and deposit fees, and investment commissions. The Bank's operations are significantly impacted by general and economic conditions, the monetary policy of the federal government, including the FRB, legislative tax policies and governmental budgetary matters. The Bank's revenue has been largely dependent on net interest income, which is the difference between interest earned on interest-bearing assets and the interest expense paid on interest-bearing liabilities. However, the Bank continues to focus on generating other sources of income through loan and deposit fees, investment commissions and other non-interest income to be a significant source of revenue.

AVAILABLE INFORMATION

     CFS Bancorp, Inc. is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. The Company's filings are available to the public at the SEC's web site at http://www.sec.gov. Members of the public may also read and copy any document the Company files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, DC 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition, the Company's stock is listed for trading on the NASDAQ National Market and trades under the symbol "CITZ." You may find additional information regarding the Company at www.nasdaq.com.

     In addition to the foregoing, the Company maintains an internet website at www.cfsbancorp.com. The Company makes copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents on its website as soon as reasonably practicable after it files such material with or furnishes such documents to the SEC.

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

MARKET AREA AND COMPETITION

     Citizens Financial maintains 24 banking centers in Lake and Porter Counties in northwest Indiana and in Cook, DuPage and Will Counties in Illinois. The areas served by Citizens Financial are part of the Chicago Metropolitan Statistical Area.

     The Bank has historically concentrated its efforts in the market surrounding its offices and has in recent years broadened that market into the Midwestern United States mainly through the development of commercial lending relationships. The Bank's market area reflects diverse socioeconomic factors. Traditionally, the market area in northwest Indiana and the suburban areas south of Chicago were dependent on heavy manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly significant to the region in the last decade. Growth in the local economies can be expected to occur largely as a result of the continued interrelation with Chicago as well as suburban business centers in the area.

     The Bank faces significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers in the United States, and the market for deposit funds is highly competitive. The Bank's competition for loans comes principally from commercial banks, other savings banks, savings associations and mortgage-banking companies. The Bank's most direct competition for deposits has historically come from savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

     General. Citizens Financial originates commercial and retail loans. Included in the Bank's commercial loan portfolio are commercial real estate, construction and land development, and commercial and industrial loans. The retail loan portfolio includes single-family residential mortgage loans, home equity loans and lines of credit (together, HELOCs) and other consumer loans including auto loans. Since the Conversion, the Bank shifted its lending emphasis, increasing its involvement in commercial loans, while concurrently reducing its originations of single-family residential mortgage loans.

     The Bank's lending strategy is to diversify its portfolio in an effort to limit risks associated with any particular loan type or industry while building a quality loan portfolio. The Bank has established specific collateral concentration limits in a manner that will not hamper its lenders in the pursuit of new business in a variety of sectors.

     The Bank's commercial loan underwriting focuses on the financial strength of the borrower and guarantors, the cash flow of a business, and the underlying collateral. While the Bank offers both fixed- and adjustable-rate loan products, its emphasis remains on originating adjustable-rate loans, which management believes will better control its interest rate risk.

     The Bank utilizes secondary market standards for underwriting single-family residential mortgage loans which facilitates its ability to sell these loans into the secondary market. Secondary market requirements place limitations on debt to income ratios and loan size among other factors. As part of the underwriting process, the Bank evaluates, among other things, the customers' credit history, income, employment stability, repayment capacity and collateral.

     The Bank utilizes a Risk-Based Lending (RBL) approach for underwriting HELOCs and other consumer loans. The RBL approach employed by the Bank evaluates the borrower's credit score, debt-to-income ratio and the loan's collateral value. Borrowers with a higher credit score generally qualify for a lower interest rate.

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

     Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to certain designated amounts. The Loan Committee of Citizens Financial meets weekly and reviews all loans that exceed individual loan approval authorities. All new loans are reviewed by the full Board of Directors of Citizens Financial as part of its monthly review of the Loan Committee minutes.

     A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $19.0 million in the case of the Bank at December 31, 2004), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Since January 2003, the Bank has had a general guideline of limiting any one loan or multiple loans to the same borrower to 75% of the regulatory limit.

     The Bank is also required to monitor its aggregate loans to corporate groups. These are loans that are given to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate property and underwritten based on separate cash flows, the entities may all be owned or controlled by one individual or a group of individuals. The Bank is required by regulation to limit its aggregate loans to any corporate group to 50% of Tier 1 capital. At December 31, 2004, Tier 1 capital was $120.1 million. Citizens Financial's two largest corporate group relationships at December 31, 2004 equaled $40.9 million and $24.1 million, respectively. Both of these relationships are below the group limit of $60.1 million and are performing in accordance with their terms.

COMMERCIAL AND CONSTRUCTION LENDING

     General. In recent years, the Company's strategy has changed with respect to its loan portfolio as the Company has significantly increased its emphasis on originating commercial loans. The Company increased the number of experienced commercial loan officers and employees to build a regionally structured Commercial Loan Department. The regional structure allows the loan officers to build relationships with the businesses in their communities and to tailor business development plans based on the needs of that specific area. While the commercial lending group develops business relationships within its market area, they also pursue commercial lending opportunities outside the Bank's market area through participations with other financial institutions.

     Commercial Real Estate. The majority of the Bank's commercial loan portfolio is made up of loans secured by commercial real estate, including multi-family residential loans. These loans generally have 3 to 10 year terms with an amortization period of 25 years or less. The interest rates on these loans are generally fixed for the first five years followed by a one time adjustment which then becomes the fixed-rate of the loan for the remaining term. The Bank has also offered loans with a fixed interest rate for an initial three or five year period and which then adjusts annually to a designated index such as one-year U.S. Treasury obligations adjusted to a constant maturity (CMT) plus a stipulated margin for the remainder of the term. Commercial real estate loans generally have shorter terms to maturity and higher yields than the Bank's single-family residential mortgage loans. Upon closing, the Bank usually receives fees of between 0.5% and 1.0% of the principal loan balance. These loans are typically subject to prepayment penalties. The Bank generally obtains personal guarantees of the borrower's principals as additional security for any commercial real estate loans.

     Citizens Financial evaluates various aspects of commercial real estate loan transactions in an effort to mitigate credit risk. In underwriting these loans, consideration is given to the stability of the property's cash flow history, future operating projections, management experience, current and projected occupancy, market position, location and physical condition. In addition, the Bank also performs sensitivity analysis on cash flow, vacancy trends and interest rate projections when underwriting the loans to determine how different scenarios may impact the borrowers' ability to repay the loans. The Bank has generally imposed a debt coverage ratio (the ratio of net income before payment of debt service to debt service) of not less than 110% for commercial real estate loans. The underwriting analysis also includes credit checks and a review of the financial condition of the borrower and guarantor. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for new commercial real estate loan transactions. All appraisal reports and any necessary environmental site assessments are reviewed by the Bank before the loan closes.

     Commercial real estate lending entails substantially different risks compared to single-family residential lending because such loans often involve large loan balances to single borrowers and because the payment experience on these loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses, or other commercial space. The Bank attempts to minimize its risk exposure by considering properties with existing operating performance which can be analyzed, requiring conservative debt coverage ratios and periodically monitoring the operation and physical condition of the collateral as well as the business occupying the property.

     The Bank also invests, on a participating basis, in commercial real estate loans originated by other lenders. In these transactions, the Bank reviews such loans utilizing the same credit policies applicable to loans it originates.

     The Bank's commercial real estate loans are secured by hotels, medical office facilities, multi-family residential buildings, churches, small office buildings, strip shopping centers and other commercial uses. These loans are usually originated in amounts of less than $15.0 million, and as of December 31, 2004, the average size of the Bank's commercial real estate loans was approximately $1.1 million.

     Construction and Land Development Loans. The Bank currently offers construction loans for commercial real estate and multi-family residential properties along with construction loans to local residential builders. The Bank's construction portfolio also includes construction/permanent, single-family residential loans which, by their terms, will convert to permanent mortgage loans upon the completion of their construction. At the time of conversion, these loans will become part of the Bank's single-family residential mortgage loan portfolio.

     The Bank also originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. These loans are secured by a mortgage on the property which is generally limited to the lesser of 75% of its appraised value or 75% of its cost and are typically made for a period of up to three years. The Bank requires monthly interest payments during the term of the loan. The principal of the loan is reduced as lots are sold and released. All of the Bank's land loans are secured by property located in its primary market area. In addition, the Bank generally obtains personal guarantees from the borrower's principals for construction and land development loans.

     The Bank's loan underwriting and processing procedures require a property appraisal by an approved independent appraiser and that each construction and development loan is reviewed by independent architects, engineers or other qualified third parties for verification of costs. Disbursements during the construction phase are based on regular on-site inspections and approved certifications. In the case of construction loans on commercial projects where the Bank provides the permanent financing, the Bank usually requires firm lease commitments on some portion of the property under construction from qualified tenants. In addition, the Bank primarily provides residential and commercial construction lending within the Midwestern United States.

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

     At December 31, 2004, the average size of the Bank's construction and land development loans was approximately $810,000.

     Commercial and Industrial Loans. The Bank also originates commercial loans that are secured by business assets other than real estate and secured and unsecured operating lines of credit. These types of loans undergo an underwriting process similar to the other types of commercial lending the Bank offers; however, these loans tend to be riskier in nature since the repayment is based on the cash flows of the business operation. As of December 31, 2004, the average size of the Bank's commercial and industrial loans was approximately $250,000.

RETAIL LENDING

     General. The Bank's retail lending program includes single-family residential loans, HELOCs, auto loans and other consumer loans. The Bank's primary focus continues to be on originating variable-rate retail products, primarily through its HELOC programs and by retaining any variable-rate single-family residential loans while selling most fixed-rate loans originated with servicing released. The Bank's retail lenders are responsible for originating its retail loans. The retail lenders are also assisted by the Bank's branch origination program and call center within its market area.

     Single-Family Residential Loans. Substantially all of the Bank's single-family residential mortgage loans consist of conventional loans. Conventional loans are neither insured by the Federal Housing Administration
(FHA) nor partially guaranteed by the Department of Veterans Affairs (VA). The vast majority of the Bank's single-family residential mortgage loans are secured by properties located in Lake and Porter Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois.

     Citizens Financial's residential mortgage loans have either fixed interest rates or variable interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities of 15 or 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan and interest by the maturity date. Substantially all of the Bank's single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

     The Bank's fixed-rate loans are generally originated under terms, conditions and documentation which permit them to be pre-sold in the secondary market for mortgages. By pre-selling these loans, the Bank limits the interest rate risk associated with fixed rate loans. At December 31, 2004, $60.1 million, or 21.6% of the Bank's single-family residential mortgage loans, were fixed-rate loans. During 2004, the Bank sold approximately $13.2 million of fixed-rate loans with servicing released.

     The adjustable-rate single-family residential mortgage (ARM) loans currently offered by the Bank have interest rates which are fixed for the initial three or five years and then adjust annually to a CMT plus a stipulated margin. The Bank's ARMs generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate over the life of the loan. This cap is generally 6% above the initial rate. The Bank's ARMs require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and, thus, do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2004, $218.1 million, or 78.4% of the Bank's single-family residential mortgage loans, were adjustable-rate loans.

     While the Bank has focused on providing ARMs to decrease the risk related to changes in the interest rate environment, these types of loans also involve other risks. As interest rates rise, the customers' payments on an ARM also increases to the extent permitted by the loan terms thereby increasing the potential for default. Also, when interest rates decline substantially, borrowers tend to refinance into fixed-rate loans. The Bank believes that these risks generally are less than the risks associated with holding long-term fixed-rate loans.

     The volume and types of ARMs originated by Citizens Financial are affected by such market factors as the level of interest rates, competition, consumer preferences and availability of funds. Accordingly, although the Bank anticipates that it will continue to offer ARMs, the increased emphasis over the past few years on growing the Bank's commercial lending portfolio has reduced the proportion of single-family residential loans to total loans.

     The Bank's single-family residential loans generally do not exceed amounts limited to the maximum amounts contained in U.S. Government sponsored agency guidelines. In addition, the maximum loan-to-value (LTV) ratio for the Bank's single-family residential mortgage loans is generally 95% of the secured property's appraised value, provided that private mortgage insurance is generally obtained on the portion of the principal amount that exceeds 80% of the appraised value.

     HELOC. The majority of the Bank's home equity products are HELOCs which are structured as a variable-rate line of credit with terms up to 20 years including a 10 year repayment period. The Bank also offers home equity loans with a 10 year term which have a fixed-rate for the first five years and a one-time rate adjustment after the fifth year. Both types of home equity products are secured by the underlying equity in the borrower's residence. The Bank's HELOCs generally require LTV ratios of 90% or less after taking into consideration any first mortgage loan. However, the most creditworthy customers may qualify to receive up to 100% LTV. There is a higher risk associated with this type of lending since the HELOCs are typically secured by a second mortgage. The Bank looks to the borrower's credit history as an indication of risk and as a factor in establishing the interest rate on the loan or line of credit.

     Other Loans. Citizens Financial's other retail loans consist primarily of consumer loans, loans secured by deposit accounts and auto loans. The Bank is not actively marketing its consumer loans and offers them primarily as a service to its existing customers.

SECURITIES ACTIVITIES

     The Company's investment policy, which has been established by the Board of Directors, is designed to prescribe authorized investments and outline the Company's practices for managing risks involved with investment securities. The policy emphasizes:

     - principal preservation,

     - favorable returns on investment,

     - liquidity within designated guidelines,

     - minimal credit risk, and

     - flexibility.

     The Company's investment policy permits investments in various types of securities including obligations of the U.S. Treasury, federal agencies, government sponsored entities, investment grade corporate obligations (A rated or better), trust preferred stocks, other equity securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors. The Company currently does not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative instruments.

     The Company evaluates securities for other-than-temporary (OTT) impairment on a quarterly basis, and more frequently when economic or market concerns warrant additional evaluations. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. The Company has the intent to recover the costs associated with these securities but can give no assurance that losses will not be realized if it is deemed that there will be a future economic benefit in realizing the loss.

     If management determines that an investment security has experienced an OTT decline in value, the loss is recognized in the income statement. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income in stockholders' equity) and not recognized in income until the security is ultimately sold.

     The Company currently utilizes an outside investment advisor for developing and monitoring an investment strategy designed to maximize the portfolio's total return while maintaining acceptable levels of risk. The Company currently employs a strategy that maximizes total returns by proactively managing where securities are purchased and held along the yield curve. An inherent byproduct of this strategy is the recognition of realized gains and losses. These gains and losses should be looked upon as part of the portfolio's overall total return.

SOURCE OF FUNDS

     General. Deposits are the primary source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments, prepayments, and borrowings. Loan repayments are historically a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank has used borrowings in the past, primarily FHLB advances, to supplement its deposits as a source of funds.

     Deposits. The Bank's deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, statement and passbook savings accounts, and term certificate accounts. The Bank considers its checking, money market and savings accounts to be its core deposits. Deposit account terms may vary with principal differences including: (i) the minimum balance required; (ii) the time periods the funds must remain on deposit; and
(iii) the interest rate paid on the account.

     The Bank utilizes traditional marketing methods to attract new customers and deposits, and it does not advertise for deposits outside of its market area. The Bank does not currently utilize the services of deposit brokers. The Bank traditionally has relied on customer service and convenience in marketing its deposit products. The Bank has implemented an initiative to attract core deposits in all markets by offering various limited-time promotions for new deposit accounts. As the need for funds warrant, the Bank may continue to use certificate of deposit promotions in new markets to build its customer base.

     Borrowings. Although deposits are the Bank's primary source of funds, the Bank's policy has been to utilize borrowings, such as advances from the FHLB. The advances from the FHLB of Indianapolis are secured by capital stock of the FHLB of Indianapolis, a blanket pledge of certain of the Bank's mortgage loans, investment securities, and mortgage-backed securities and the FHLB of Indianapolis time deposits. These advances are made in accordance with several different credit programs, each of which has its own interest rate and range of maturities.

TRUST ACTIVITIES

     The Company also provides limited fiduciary services through the Bank's Trust Department primarily for convenience to its existing customers. Services offered include fiduciary services for trusts and estates and land trusts. Prior to December 31, 2004, the Trust Department maintained 23 trust/fiduciary accounts with an aggregate principal balance of $1.0 million at such date. The Trust Department also administered 44 beneficiary-managed land trusts in Indiana during 2004. Gross revenue from the Trust Department for the year ended December 31, 2004 was $12,000.

     The accounts maintained by the Trust Department consist of "managed" and "non-managed" accounts. Managed accounts are those accounts under custody for which the Bank has responsibility for administration and investment management and/or investment advice. Non-managed accounts are those accounts for which the Bank merely acts as a custodian. The Company receives fees dependent upon the level and type of service provided. The Trust Department administers various trust accounts, estates and guardianships.

     Most of the significant operations of the Trust Department have been outsourced to a third-party trust company as of December 31, 2004. It is anticipated that all further trust prospects, with the exception of Indiana land trusts, will be referred to the third-party trust company for which the Bank will receive a referral fee. The Bank anticipates that it will continue to provide trust services for Indiana land trusts as needed in the future. Executive management of the Trust Department is provided by the Bank's Senior Vice President -- Corporate Counsel, subject to direction by the Trust Committee.

SUBSIDIARIES

     During 2004, the Bank had one active, wholly-owned subsidiary, CFS Holdings, Ltd. (CFS Holdings). This subsidiary was approved by the OTS in January 2001 and was funded and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was funded with approximately $140.0 million of the Bank's investment securities and performs a significant amount of the Bank's securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established for CFS Holdings by the Bank. Revenues of CFS Holdings were $4.7 million for the year ended December 31, 2004 compared to $3.7 million and $5.2 million for the years ended December 31, 2003 and 2002, respectively. Operating expenses of this subsidiary were $68,000 for the year ended December 31, 2004 compared to $58,000 and $61,000 for the years ended December 31, 2003 and 2002, respectively.

     Prior to 2003, the Bank had two other subsidiaries which are no longer active. These subsidiaries were CFS Insurance Agency, Inc. (CFS Insurance) and CFS Investment Services, Inc. (CFS Investments). CFS Investments was primarily involved in the sale of mutual funds and other securities to members of the general public in the Bank's primary market area. In August 2002, the Bank entered into an agreement to outsource this activity and discontinued providing these services directly through CFS Investment Services. The outsourcing allowed the Bank to recognize commission income on the sale of these products while reducing the operating expenses associated with this subsidiary.

     CFS Insurance was an independent insurance brokerage subsidiary which offered a full line of insurance products to the general public. Effective November 30, 2002 the Bank sold the assets of this agency and entered into a five year lease, with the purchaser, for the building from which the agency conducted its operations. In 2004, the Bank sold the building to a third party for a profit of $220,000.

EMPLOYEES

     Citizens Financial had 327 full-time equivalent employees at December 31, 2004. None of these employees is represented by a collective bargaining agent, and the Bank believes that it enjoys good relations with its personnel.

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

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the FRB decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that certain classes of savings associations may be required to give the OTS prior notice of transactions with affiliates.

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

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (Act) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The bill requires the principal chief executive officer and the principal chief financial officer to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself.

     The Act extended the period during which certain types of suits can be brought against a company or its officers and provides for disgorgement of bonuses issued to top executives prior to restatement of a company's financial statements if such restatement was due to corporate misconduct and a range of enhanced penalties for corporate executives who are guilty of fraud or other violations. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's registered public accounting firm (RPAF). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert" as defined by the SEC and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) U.S. generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC. Pursuant to the regulations of the SEC and its Exemptive Order dated November 30, 2004, the Company anticipates that management's annual report and the related attestation report of the Company's RPAF will be timely filed as an amendment to this Annual Report on Form 10-K. See Item 9A of this Form 10-K below.

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

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (i) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, and similar risks of a high proportion of off-balance sheet risk; (ii) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented and are not managed adequately under OTS regulations; and (iii) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     The Bank's tangible and core capital ratios were 9.24%, and its total risk-based capital ratio was 12.23% at December 31, 2004. At such date, the Bank met the capital requirements of a "well-capitalized" institution under applicable OTS regulations.

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

     Prompt Corrective Action. The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification:
"well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution's capital classification. At December 31, 2004, the Bank met the capital requirements of a "well-capitalized" institution under applicable OTS regulations.

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

     Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes -- "well-capitalized," "adequately capitalized" and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and Bank Insurance Fund-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to 0.27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The Bank's deposit insurance premiums totaled $139,000, or 0.015%, of its insured deposits for the year ended December 31, 2004.

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

ITEM 2. PROPERTIES

                             OFFICES AND PROPERTIES

     The following table sets forth certain information relating to Citizens Financial's offices at December 31, 2004. In addition, the Bank maintains 31 automated teller machines (ATMs), with 26 of such ATMs at the Bank's branch offices.

                                                                 NET BOOK VALUE OF
                                                    LEASE      PROPERTY AND LEASEHOLD
                                       OWNED OR   EXPIRATION      IMPROVEMENTS AT           DEPOSITS AT
LOCATION                                LEASED       DATE        DECEMBER 31, 2004       DECEMBER 31, 2004
--------                               --------   ----------   ----------------------   --------------------
                                                                          (DOLLARS IN THOUSANDS)
EXECUTIVE OFFICE:
707 Ridge Road                           Owned         --              $2,566                 $126,911
Munster, IN 46321
BRANCH OFFICES:
5311 Hohman Avenue                       Owned         --                 262                   83,243
Hammond, IN 46320
155 N. Main Street                       Owned         --                 285                   85,325
Crown Point, IN 46307
1720 45(th) Street                       Owned         --                 479                  102,527
Munster, IN 46321
4740 Indianapolis Blvd.                  Owned         --                 202                   40,811
East Chicago, IN 46312
2121 E. Columbus Drive(1)               Leased       2008                 330                   21,874
East Chicago, IN 46312
803 W. 57th Avenue                      Leased       2006                   2                   25,201
Merrillville, IN 46410
855 Thornapple Way                       Owned         --                 263                   35,617
Valparaiso, IN 46383
3853 45(th) Street                       Owned         --                 824                   21,990
Highland, IN 46322
10644 S. Cicero Avenue                  Leased       2006                   7                    7,655
Oak Lawn, IL 60453
9161 W. 151st Street                    Leased       2007                  17                   24,113
Orland Park, IL 60462
3301 W. Vollmer Road                    Leased       2007                  43                   48,062
Flossmoor, IL 60422
154th Street at Broadway                Leased       2006                 121                   30,815
Harvey, IL 60426
13323 S. Baltimore                       Owned         --                 196                   28,241
Chicago, IL 60426

                                                                 NET BOOK VALUE OF
                                                    LEASE      PROPERTY AND LEASEHOLD
                                       OWNED OR   EXPIRATION      IMPROVEMENTS AT           DEPOSITS AT
LOCATION                                LEASED       DATE        DECEMBER 31, 2004       DECEMBER 31, 2004
--------                               --------   ----------   ----------------------   --------------------
                                                                          (DOLLARS IN THOUSANDS)
601 E. 162nd Street                      Owned         --                 212                   56,157
South Holland, IL 60473
7101 W. 127(th) Street                   Owned         --                 196                   43,236
Palos Heights, IL 60463
425 E. 170(th) Street(2)                 Owned         --                 273                       --
South Holland, IL 60473
1218 Sheffield Avenue(3)                Leased       2005                  --                   16,199
Dyer, IN 46311
7229 S. Kingery Highway                 Leased       2007                  53                   12,189
Willowbrook, IL 60527
7650 Harvest Drive(4)                    Owned         --               1,807                   16,670
Schererville, IN 46375
2547 Plainfield/Naperville Road         Leased       2006                  84                    1,777
Naperville, IL 60564
310 S. Weber Road                        Owned         --               1,150                    5,056
Bolingbrook, IL 60490
1100 East Joliet Street                 Leased       2008                 148                    1,952
Dyer, IN 46311
8301 Cass Avenue                         Owned         --               3,312                    2,337
Darien, IL 60561
OTHER PROPERTIES:
8149 Kennedy Avenue(5)                  Leased       2006                  69                   25,220
Highland, IN 46322

---------------

(1) Full service branch facility located in grocery store chain.

(2) Deposits included with office located at 162(nd) Street.

(3) This full service branch facility located in a local grocery store chain closed on January 22, 2005.

(4) Includes 3,570 square feet of space currently under lease to third party.

(5) Operations Center.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     In 1983, with the assistance of the Federal Savings and Loan Insurance Corporation (FSLIC) as set forth in an assistance agreement (Assistance Agreement), the Bank acquired First Federal Savings and Loan Association of East Chicago, East Chicago, Indiana (East Chicago Savings), and Gary Federal Savings and Loan Association, Gary, Indiana (Gary Federal). The FSLIC-assisted supervisory acquisitions of East Chicago Savings and Gary Federal were accounted for using the purchase method of accounting which resulted in supervisory goodwill (the excess of cost over the fair value of net assets acquired), an intangible asset, of $52.9 million, compared to $40.2 million of goodwill as reported on a generally accepted accounting principles basis. Such goodwill was included in the Bank's regulatory capital. The Assistance Agreement relating to the Bank's acquisitions of East Chicago Savings and Gary Federal provided for the inclusion of supervisory goodwill as an asset on the Bank's balance sheet, to be amortized over 35 years for regulatory purposes and includable in regulatory capital. Pursuant to the regulations adopted by the OTS to implement the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the regulatory capital requirement for federal savings banks was increased and the amount of supervisory goodwill that could be included in regulatory capital decreased significantly. At September 30, 1989, the Bank had approximately

$26.0 million of remaining supervisory goodwill. Even excluding supervisory goodwill, however, the Bank exceeded the capital requirements of FIRREA at such date. As of January 1, 1994, the Bank adopted Financial Accounting Standards Board (FASB) Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Upon the adoption of this change in accounting principle, the Bank wrote down the remaining balance of the goodwill.

     On May 13, 1993, the Bank filed suit against the U.S. government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit was filed in the United States Court of Federal Claims and is titled Citizens Financial Services, FSB, v. United States (Case No. 93-306-C). The Bank was granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The damages case went to trial in June 2004 and concluded in early July 2004.

     The Bank sought damages of more than $20.0 million based on the report and testimony of its expert witness. The Government's position was that the Bank suffered no compensable damage as a result of the breach. On March 7, 2005, the Court of Claims' judge entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the Government is entitled to recover certain costs from the Bank with respect to one claim that the Bank had voluntarily dismissed during the proceeding. At this time, the Company has no information regarding the amount of cost that the Government may seek to recover from the Bank. Management of the Company is currently reviewing its options and has 60 days from the date of the trial court's decision in which to file an appeal. The Bank's cost, including attorneys' fees, experts' fees, and related expenses of the litigation was approximately $1.4 million, $183,000 and $258,000 in 2004, 2003 and 2002, respectively.

     The Bank is also in litigation to foreclose on its loans made to a golf course. The loans total $2.2 million. As a result of the Bank's foreclosure proceedings, the current owners of the property have attempted to avoid the foreclosure and collection on the debt and have further counterclaimed for damages, due to the Bank's alleged bad faith and breach of an alleged oral agreement with current ownership. While the Bank believes these claims to be without merit, the loss to the Bank could be substantial in the event the borrowers prevail on their counterclaim. At this stage, the opposing party has not made a formal demand for a specific amount of damages. Thus, the Bank cannot with any certainty determine the total amount at risk or what the amount of any potential loss might be.

     Other than the above-referenced litigation, the Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     (a) The Company's common stock is traded on the NASDAQ National Market under the symbol "CITZ". As of December 31, 2004, there were 12,385,322 shares of common stock outstanding which was held by 2,285 stockholders of record. The following table sets forth the quarterly share price and dividends paid per share during each quarter of 2004 and 2003.

                                                               SHARE PRICE
                                                             ---------------   DIVIDEND
                                                              HIGH     LOW       PAID
                                                             ------   ------   --------
2003
  First Quarter............................................  $14.39   $13.51    $0.10
  Second Quarter...........................................   15.00    13.69     0.11
  Third Quarter............................................   14.98    13.84     0.11
  Fourth Quarter...........................................   15.00    13.90     0.11
2004
  First Quarter............................................  $15.16   $14.57    $0.11
  Second Quarter...........................................   14.84    12.99     0.11
  Third Quarter............................................   13.93    12.90     0.11
  Fourth Quarter...........................................   14.85    13.54     0.11

     The information for equity compensation plans is incorporated by reference from Item 12 of this Form 10-K.

     (b) Not applicable.

     (c) During the fourth quarter of 2004, the Company did not repurchase any shares of its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                                                            DECEMBER 31,
                                   --------------------------------------------------------------
                                      2004         2003         2002         2001         2000
                                   ----------   ----------   ----------   ----------   ----------
                                                       (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL CONDITION
  DATA:
Total assets.....................  $1,314,714   $1,569,270   $1,579,276   $1,604,134   $1,710,376
Loans receivable, net of deferred
  fees...........................     988,085      982,579      939,417      891,014    1,005,914
Allowance for losses on loans....      13,353       10,453        8,721        7,662        7,187
Securities, available-for-sale...     202,219      326,304      335,363      323,383      313,383
Securities, held-to-maturity.....          --           --       21,402       37,034      249,641
Deposits.........................     863,178      978,440      953,042      945,948      934,012
Borrowed money...................     286,611      418,490      449,431      462,658      548,076
Stockholders' equity.............     147,911      155,953      160,662      171,284      199,368
Stockholders' equity per
  outstanding share..............  $    11.94   $    12.78   $    12.68   $    12.57   $    11.88
Average stockholders' equity to
  average assets.................       10.58%       10.01%       10.55%       11.37%       11.87%
Non-performing assets to total
  assets.........................        2.14         1.46         1.03         0.94         0.75
Allowance for losses on loans to
  non-performing loans...........       48.25        46.01        56.91        55.23        60.65
Allowance for losses on loans to
  total loans....................        1.35         1.06         0.93         0.86         0.71

                                                         YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------
                                              2004      2003      2002       2001       2000
                                            --------   -------   -------   --------   --------
                                               (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
SELECTED OPERATIONS DATA:
Interest income...........................  $ 68,986   $71,389   $86,664   $108,107   $118,876
Interest expense..........................    38,900    43,678    53,068     70,288     73,033
                                            --------   -------   -------   --------   --------
Net interest income.......................    30,086    27,711    33,596     37,819     45,843
Provision for losses on loans.............     8,885     2,326     1,956      1,150      3,375
                                            --------   -------   -------   --------   --------
Net interest income after provision for
  losses on loans.........................    21,201    25,385    31,640     36,669     42,468
Non-interest income.......................    11,610    12,788    12,214     10,728      6,081
Non-interest expense......................    46,592    34,034    33,678     31,433     31,035
                                            --------   -------   -------   --------   --------
Income (loss) before income taxes.........   (13,781)    4,139    10,176     15,964     17,514
Income tax expense (benefit)..............    (7,204)      601     2,971      4,791      6,821
                                            --------   -------   -------   --------   --------
Net income (loss).........................  $ (6,577)  $ 3,538   $ 7,205   $ 11,173   $ 10,693
                                            ========   =======   =======   ========   ========
Earnings (loss) per share (basic).........  $  (0.57)  $  0.31   $  0.60   $   0.80   $   0.66
Earnings (loss) per share (diluted).......     (0.57)     0.30      0.58       0.77       0.66
Cash dividends declared per common
  share...................................      0.44      0.44      0.40       0.36       0.36
Dividend payout ratio.....................       N/M    146.67%    68.96%     46.75%     54.55%
SELECTED OPERATING RATIOS:
Net interest margin.......................      2.13%     1.87%     2.22%      2.36%      2.83%
Average interest-earning assets to average
  interest-bearing liabilities............    111.59    110.45    109.54     112.09     113.59
Ratio of non-interest expense to average
  total assets............................      3.14      2.19      2.12       1.86       1.84
Return (loss) on average assets...........     (0.44)     0.23      0.45       0.66       0.63
Return (loss) on average equity...........     (4.19)     2.28      4.30       5.82       5.34
Efficiency ratio(1).......................    111.54     87.99     75.81      68.43      59.82

                                        SELECTED QUARTERLY RESULTS OF OPERATIONS
                              -------------------------------------------------------------
                                                          2004
                              -------------------------------------------------------------
                              4(TH) QUARTER   3(RD) QUARTER   2(ND) QUARTER   1(ST) QUARTER
                              -------------   -------------   -------------   -------------
                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.............     $17,101         $17,591         $16,832         $17,462
Interest expense............      10,195           9,158           9,448          10,099
                                 -------         -------         -------         -------
Net interest income.........       6,906           8,433           7,384           7,363
Provisions for losses on
  loans.....................          56           6,172           1,918             739
Non-interest income.........       2,868           3,060           2,550           3,132
Non-interest expense........      18,097          10,683           9,279           8,533
                                 -------         -------         -------         -------
Income (loss) before income
  taxes.....................      (8,379)         (5,362)         (1,263)          1,223
Income tax expense
  (benefit).................      (3,696)         (2,581)           (906)            (21)
                                 -------         -------         -------         -------
Net income (loss)...........     $(4,683)        $(2,781)        $  (357)        $ 1,244
                                 =======         =======         =======         =======
Earnings (loss) per share
  (basic)...................     $ (0.40)        $ (0.24)        $ (0.03)        $  0.11
Earnings (loss) per share
  (diluted).................       (0.40)          (0.24)          (0.03)           0.11
Dividends declared per
  share.....................        0.11            0.11            0.11            0.11
Net interest margin.........        2.06%           2.43%           2.06%           1.99%
Average interest-earning
  assets to average
  interest-bearing
  liabilities...............      112.34          112.12          111.43          110.59
Ratio of non-interest
  expense to average total
  assets....................        5.11            2.93            2.46            2.20
Return (loss) on average
  assets....................       (1.32)          (0.76)          (0.09)           0.32
Return (loss) on average
  equity....................      (11.95)          (7.11)          (0.90)           3.19
Efficiency ratio(1).........      182.28           93.98           90.09           83.86

                                        SELECTED QUARTERLY RESULTS OF OPERATIONS
                              -------------------------------------------------------------
                                                          2003
                              -------------------------------------------------------------
                              4(TH) QUARTER   3(RD) QUARTER   2(ND) QUARTER   1(ST) QUARTER
                              -------------   -------------   -------------   -------------
                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income.............     $18,044         $17,004         $17,711         $18,630
Interest expense............      10,309          10,333          11,211          11,825
                                 -------         -------         -------         -------
Net interest income.........       7,735           6,671           6,500           6,805
Provisions for losses on
  loans.....................         837             502             509             478
Non-interest income.........       4,167           3,204           2,920           2,497
Non-interest expense........      10,131           8,091           7,955           7,857
                                 -------         -------         -------         -------
Income (loss) before income
  taxes.....................         934           1,282             956             967
Income tax expense
  (benefit).................        (285)            315             258             313
                                 -------         -------         -------         -------
Net income (loss)...........     $ 1,219         $   967         $   698         $   654
                                 =======         =======         =======         =======
Earnings (loss) per share
  (basic)...................     $  0.11         $  0.09         $  0.06         $  0.06
Earnings (loss) per share
  (diluted).................        0.10            0.08            0.06            0.06
Dividends declared per
  share.....................        0.11            0.11            0.11            0.11
Net interest margin.........        2.10%           1.82%           1.69%           1.87%
Average interest-earning
  assets to average
  interest-bearing
  liabilities...............      110.27          110.72          110.36          110.35
Ratio of non-interest
  expense to average total
  assets....................        2.62            2.11            2.02            2.01
Return (loss) on average
  assets....................        0.32            0.25            0.18            0.17
Return (loss) on average
  equity....................        3.13            2.49            1.81            1.68
Efficiency ratio(1).........       97.08           84.77           84.65           84.47

---------------

(1) The Company's efficiency ratio is a percentage of non-interest expense to the sum of net interest income and non-interest income excluding gains or losses on the sale of securities and assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     During the fourth quarter of 2004, the Company restructured certain of its FHLB borrowings to reduce interest costs in future years, shorten the duration of its liabilities, reduce repricing risk, and eliminate the callable feature. In the debt restructuring, the Company prepaid $400.0 million of its callable fixed-rate borrowings and replaced that debt with $325.0 million of new non-callable FHLB borrowings. The Company structured the transaction in a manner it initially believed, based on its analysis and discussions with the Company's independent registered public accounting firm, would allow for extinguishment of debt accounting pursuant to Emerging Issues Task Force No. 96-19, Debtor's Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). Extinguishment of debt accounting would have resulted in the recognition of $42.0 million in prepayment penalties associated with the restructuring in the fourth quarter of 2004 as a charge to non-interest expense and significantly reduced the Company's interest expense in future periods. Subsequent to December 31, 2004, it was determined that the technical requirements for extinguishment of debt accounting of EITF 96-19 were not satisfied. As a result, the Company recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense during the fourth quarter of 2004 and deferred the remaining $32.2 million prepayment penalty in accordance with EITF 96-19. During the fourth quarter of 2004, the Company amortized as an adjustment to the cost of the new borrowings $2.1 million of interest expense. The remaining $30.1 million of prepayment penalties as of December 31, 2004 will be recognized in interest expense as an adjustment to the cost of the Company's borrowings in future periods. The increase in interest expense related to the remaining prepayment penalties is expected to be $14.4 million, $9.6 million, $4.5 million, $1.5 million and $200,000 in the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively. Although the accounting for this transaction under EITF 96-19 did not allow the Company to reduce its interest costs immediately, the Company anticipates the restructuring will have a positive overall effect in future periods by, among other things, improving the Company's interest rate risk profile.

     During the year ended December 31, 2004, the financial services industry continued to be impacted by the low interest rate environment. The Company was able to make strides in increasing its net interest margin by effectively managing its cost of deposits and redeploying certain lower yielding interest-earning assets into higher yielding loans. The Company's net interest income before the provision for losses on loans improved during 2004 to $30.1 million compared to $27.7 million for 2003, an increase of 8.6%. The Company's net interest margin increased 13.9% to 2.13% for the year ended December 31, 2004 from 1.87% for 2003.

     As discussed below, the composition of the Company's loan portfolio has changed significantly in recent years. The amounts of the Company's commercial real estate, construction and land development and commercial and industrial loans have become the predominant types of loans in the Company's loan portfolio. These types of loans amounted to 60.7%, in the aggregate, of the total loan portfolio at December 31, 2004 compared to 28.0% at December 31, 2000. See "Changes in Financial Position -- Loan Portfolio Composition" in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. Commercial loans are generally deemed to involve a greater degree of risk than single-family residential mortgage loans. During the year ended December 31, 2004, the Company's charge-offs of commercial real estate, construction and land development and commercial and industrial loans amounted to $5.7 million in the aggregate, or 92.2% of total charge-offs for the year. While the company believes the amount of its allowance for losses on loans at December 31, 2004 is appropriate, no assurance can be given that additional charge-offs and or provisions to the allowance for losses on loans may not be required in the future.

     The Company increased its provision for losses on loans by $6.6 million in 2004 compared to 2003, primarily as a result of increased impairment allocations related to eight loans. In addition, the Company's financial results for 2004 were also adversely impacted by the following:

     - legal expenses of $1.4 million related to the Company's goodwill litigation;

     - a $1.0 million impairment of a trust preferred security deemed to be other than temporarily impaired during the year;

     - the write-down of $421,000 in viatical receivables held by the Bank that were determined to be impaired; and

     - an increase in loan collection expenses of $300,000 compared to 2003.

     The Company also incurred an additional $1.0 million in compensation expense related to the resignation of a senior executive officer. This increase, however, was partially offset by an overall decrease of $1.1 million in pension related expenses during 2004 as compared to 2003.

CRITICAL ACCOUNTING POLICIES

     The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to establish various accounting policies. Certain of these accounting policies require management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities. The judgments and assumptions used by management are based on historical experience, projected results, internal cash flow modeling techniques and other factors which management believes are reasonable under the circumstances.

     The Company's significant accounting policies are presented in Note 1 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. These policies along with the disclosures presented in the other financial statement notes and in this management's discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans to be a critical accounting policy.

     Allowance for Losses on Loans. The Company maintains an allowance for losses on loans at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company's estimate of probable incurred losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information.

     One component of the allowance for losses on loans contains allocations for probable inherent but undetected losses within various pools of loans with similar characteristics pursuant to Statement of Financial Accounting Standards No. (SFAS) 5, Accounting for Contingencies. This component is based in part on certain loss factors applied to various loan pools as stratified by the Company. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions.

     The second component of the allowance for losses on loans contains allocations for probable losses that have been identified relating to specific borrowing relationships pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan. This component of the allowance for losses on loans consists of expected losses resulting in specific credit allocations for individual loans not considered within the above mentioned loan pools. The analysis on each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

     Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at an appropriate level. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required that could adversely affect earnings or the Company's financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for Citizens and the carrying value of its other non-performing assets, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans in the future.

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

                                                  YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------------------
                                         2004                                 2003
                          ----------------------------------   ----------------------------------
                           AVERAGE                 AVERAGE      AVERAGE                 AVERAGE
                           BALANCE     INTEREST   YIELD/COST    BALANCE     INTEREST   YIELD/COST
                          ----------   --------   ----------   ----------   --------   ----------
                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1)...  $  998,706   $56,910        5.70%    $  965,373   $59,408        6.15%
  Securities(2).........     311,605    10,029        3.22        311,652     8,637        2.77
  FHLB stock............      27,394     1,199        4.38         26,222     1,348        5.14
  Other interest-earning
    assets(3)...........      71,873       848        1.18        179,468     1,996        1.11
                          ----------   -------                 ----------   -------
      Total interest-
        earning
        assets..........   1,409,578    68,986        4.89      1,482,715    71,389        4.81
Non-interest earning
  assets................      73,646                               70,035
                          ----------                           ----------
Total assets............  $1,483,224                           $1,552,750
                          ==========                           ==========
Interest-bearing
  liabilities:
  Deposits:
    Checking accounts...  $   94,857       241        0.25     $   92,546       430        0.46
    Money market
      accounts..........     135,396     1,254        0.93        137,893     1,744        1.26
    Savings accounts....     205,682       730        0.35        212,765     1,347        0.63
    Certificates of
      deposit...........     417,854    10,616        2.54        457,999    13,755        3.00
                          ----------   -------                 ----------   -------
        Total
          deposits......     853,789    12,841        1.50        901,203    17,276        1.92
  Borrowings............     409,347    26,059        6.37        441,275    26,402        5.98
                          ----------   -------                 ----------   -------
      Total interest-
        bearing
        liabilities.....   1,263,136    38,900        3.08      1,342,478    43,678        3.25
                                       -------                              -------
Non-interest bearing
  deposits..............      44,365                               36,567
Non-interest bearing
  liabilities...........      18,776                               18,308
                          ----------                           ----------
Total liabilities.......   1,326,277                            1,397,353
Stockholders' equity....     156,947                              155,397
                          ----------                           ----------
Total liabilities and
  stockholders'
  equity................  $1,483,224                           $1,552,750
                          ==========                           ==========
Net interest-earning
  assets................  $  146,442                           $  140,237
                          ==========                           ==========
Net interest income/
  interest rate
  spread................               $30,086        1.81%                 $27,711        1.56%
                                       =======      ======                  =======      ======
Net interest margin.....                              2.13%                                1.87%
                                                    ======                               ======
Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities...........                            111.59%                              110.45%
                                                    ======                               ======

                               YEAR ENDED DECEMBER 31,
                          ----------------------------------
                                         2002
                          ----------------------------------
                           AVERAGE                 AVERAGE
                           BALANCE     INTEREST   YIELD/COST
                          ----------   --------   ----------
                                (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable(1)...  $  914,688   $63,329        6.92%
  Securities(2).........     383,699    18,559        4.84
  FHLB stock............      26,057     1,574        6.04
  Other interest-earning
    assets(3)...........     189,911     3,202        1.69
                          ----------   -------
      Total interest-
        earning
        assets..........   1,514,355    86,664        5.72
Non-interest earning
  assets................      75,397
                          ----------
Total assets............  $1,589,752
                          ==========
Interest-bearing
  liabilities:
  Deposits:
    Checking accounts...  $   97,979       562        0.57
    Money market
      accounts..........     108,119     2,173        2.01
    Savings accounts....     207,552     2,668        1.29
    Certificates of
      deposit...........     509,897    20,314        3.98
                          ----------   -------
        Total
          deposits......     923,547    25,717        2.78
  Borrowings............     458,864    27,351        5.96
                          ----------   -------
      Total interest-
        bearing
        liabilities.....   1,382,411    53,068        3.84
                                       -------
Non-interest bearing
  deposits..............      22,853
Non-interest bearing
  liabilities...........      16,811
                          ----------
Total liabilities.......   1,422,075
Stockholders' equity....     167,677
                          ----------
Total liabilities and
  stockholders'
  equity................  $1,589,752
                          ==========
Net interest-earning
  assets................  $  131,944
                          ==========
Net interest income/
  interest rate
  spread................               $33,596        1.88%
                                       =======      ======
Net interest margin.....                              2.22%
                                                    ======
Ratio of average
  interest-earning
  assets to average
  interest-bearing
  liabilities...........                            109.54%
                                                    ======

---------------

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2) Average balances of securities are based on historical costs.

(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.

RATE/VOLUME ANALYSIS

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

                                                           YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------
                                       2004 COMPARED TO 2003                     2003 COMPARED TO 2002
                                    INCREASE (DECREASE) DUE TO                 INCREASE (DECREASE) DUE TO
                              ---------------------------------------   ----------------------------------------
                                                  RATE/    TOTAL NET                         RATE/    TOTAL NET
                               RATE     VOLUME    VOLUME   INC./(DEC)     RATE     VOLUME    VOLUME   INC./(DEC)
                              -------   -------   ------   ----------   --------   -------   ------   ----------
                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans receivable..........  $(4,397)  $ 2,051   $(152)    $(2,498)    $ (7,040)  $ 3,509   $ (390)   $ (3,921)
  Securities................    1,393        (1)      0       1,392       (7,925)   (3,485)   1,488      (9,922)
  FHLB stock................     (200)       60      (9)       (149)        (235)       10       (1)       (226)
  Other interest-earning
    assets..................      121    (1,196)    (73)     (1,148)      (1,090)     (176)      60      (1,206)
                              -------   -------   -----     -------     --------   -------   ------    --------
    Total net change in
       income on
       interest-earning
       assets...............   (3,083)      914    (234)     (2,403)     (16,290)     (142)   1,157     (15,275)
Interest-bearing
  liabilities:
  Deposits:
    Checking accounts.......     (195)       11      (5)       (189)        (107)      (31)       6        (132)
    Money market accounts...     (466)      (32)      8        (490)        (805)      598     (222)       (429)
    Savings accounts........     (592)      (45)     20        (617)      (1,354)       67      (34)     (1,321)
    Certificates of
       deposit..............   (2,119)   (1,206)    186      (3,139)      (5,000)   (2,068)     509      (6,559)
                              -------   -------   -----     -------     --------   -------   ------    --------
       Total deposits.......   (3,372)   (1,272)    209      (4,435)      (7,266)   (1,434)     259      (8,441)
  Borrowings................    1,689    (1,910)   (122)       (343)         103    (1,048)      (4)       (949)
                              -------   -------   -----     -------     --------   -------   ------    --------
  Total net change in
    expense on
    interest-bearing
    liabilities.............   (1,683)   (3,182)     87      (4,778)      (7,163)   (2,482)     255      (9,390)
                              -------   -------   -----     -------     --------   -------   ------    --------
Net change in net interest
  income....................  $(1,400)  $ 4,096   $(321)    $ 2,375     $ (9,127)  $ 2,340   $  902    $ (5,885)
                              =======   =======   =====     =======     ========   =======   ======    ========

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

     Net Income. The Company recognized a net loss for the year ended December 31, 2004 of $6.6 million, or a $0.57 loss per share, compared to net income of $3.5 million, or $0.30 per diluted share ($0.31 per basic share), for the year ended December 31, 2003. The net loss was primarily a result of a $9.8 million charge to non-interest expense related to the Company's $400.0 million debt restructure which occurred during the fourth quarter of 2004 and an increase in the provision for losses on loans to $8.9 million from $2.3 million for the year ended December 31, 2003.

     Also adversely impacting the Company's results for the year ended December 31, 2004 were the following:

     - legal expenses of $1.4 million related to the Company's goodwill litigation;

     - a $1.0 million impairment of a trust preferred security deemed to be other than temporarily impaired during the year;

     - the write-down of $421,000 in viatical receivables held by the Bank that were determined to be impaired; and

     - an increase in loan collection expenses of $300,000 compared to 2003.

     The Company also incurred an additional $1.0 million in compensation expense related to the resignation of a senior executive officer. However, this increase was partially offset by an overall decrease of $1.1 million in pension related expenses during 2004 as compared to 2003.

     Net Interest Income. Net interest income before the provision for losses on loans is the principal source of earnings for the Company and consists of interest income received on loans and investment securities less interest expense paid on deposits and borrowed funds. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on the Company's interest-earning assets and the average rate paid on its interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities.

     The Company's net interest margin, which is net interest income as a percentage of average interest-earning assets, for the year ended 2004 improved 13.9% to 2.13% from 1.87% for 2003. The Company's net interest income before the provision for losses on loans for the year ended December 31, 2004 totaled $30.1 million and represented an 8.6% increase from $27.7 million for the year ended December 31, 2003. The increase in the net interest income and the net interest margin for the year was mainly the result of effective management of the cost of deposits combined with the redeployment of lower yielding other interest-earning assets into higher yielding loans. Although the Company refinanced its FHLB debt at lower fixed-rates, the amortization of a portion of the prepayment penalties negatively impacted the net interest margin for the year ended December 31, 2004. The Company expects the net interest margin to continue to be adversely impacted as a direct result of the amortization through interest expense of the remaining prepayment penalty during 2005 and in future years.

     Interest Income. The Company reported total interest income of $69.0 million for the year ended December 31, 2004 compared to $71.4 million for the year ended December 31, 2003. The decrease was primarily due to a 4.9% decrease in average interest-earning assets during 2004 from 2003 which was partially offset by a slight increase of 8 basis points in the yield of average interest-earning assets. The Company was able to redeploy certain lower yielding interest-earning assets into higher yielding loans throughout 2004 as well as use some of the repayments received on lower yielding assets to prepay a portion of its FHLB borrowings.

     During the year ended December 31, 2004 compared to the previous year, the Company's average loan balances increased $33.3 million or 3.5% while the average balance of the Company's other interest-earning assets (including the Company's money market accounts, federal funds sold and interest-bearing bank deposits) decreased $107.6 million or 60.0%.

     Interest Expense. During 2004, the Company proactively managed its cost of interest-bearing deposits and borrowings and reduced interest expense by $4.8 million or 10.9% as compared to 2003. Total interest expense amounted to $38.9 million for the year ended December 31, 2004 compared to $43.7 million for the year ended December 31, 2003. Interest expense on deposits decreased 25.7% to $12.8 million during 2004 from 2003 primarily as a result of a 42 basis point reduction in the average rate paid on total deposits coupled with a $47.4 million decrease in the average balance of total deposits. The Company continues to focus on increasing core deposits as a means of managing its total cost of deposits.

     Interest expense on borrowings during 2004 decreased by $343,000 from 2003 primarily as a result of the overall lower average level of debt during 2004. Included in interest expense in 2004 is the amortization of $2.1 million in prepayment penalties recognized as a result of the debt restructuring completed in the fourth quarter of 2004. The Company expects that the fourth quarter restructuring of the FHLB advances will continue to impact interest expense as the remaining prepayment penalties are amortized as an adjustment to the cost of the new borrowings. Additional interest expense related to the amortization of the remaining prepayment penalties is expected to be $14.4 million, $9.6 million, $4.5 million, $1.5 million and $200,000 in the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

     Provision for Losses on Loans. The Company's provision for losses on loans was $8.9 million for the year ended December 31, 2004 compared to $2.3 million in 2003. The $6.6 million increase in the provision was mainly the result of the Company's increased impairment allocation for impaired loans coupled with an increase in the amount of loan charge-offs during 2004.

     During 2004, the Company identified eight impaired loans with a total aggregate balance of $31.9 million. The aggregate required impairment allocation was $10.3 million, an increase from the previous allocation of $3.8 million for these loans. Each of these eight loans was reviewed for impairment based upon updated information received in conjunction with its overall evaluation of the adequacy of the allowance for losses on loans. This updated information identified either a change in the borrower's ability to perform their loan obligations or in the estimated value of the collateral. See additional information regarding the increases in the provision included in the "Allowance for Losses on Loans" section below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

     Non-Interest Income. The Company's service charges and other fees increased by $615,000 or 8.9% for the full year of 2004 compared to 2003. The increases were primarily related to service charges generated by the Company's Overdraft Protection Privilege product provided to both retail and business customers. In 2004, the Company was able to realize a full year of income related to its Business Overdraft Privilege which was introduced in July 2003. The Company also increased the number of non-interest bearing checking accounts by approximately 15% since December 31, 2003 which added to the increase in service charges and other fees on deposit accounts. During the fourth quarter of 2004, the Company also realized a $220,000 gain on the sale of land and an office building. Prior to the sale, the building was leased to a company that acquired the assets of the CFS Insurance Agency, Inc. in November 2002.

     The improvements in service charges and other fees in the 2004 periods were more than offset by changes in the amount of net realized gains on sales of securities and losses realized in the cost basis of one impaired security in 2004 compared to 2003. Net realized gains on sales of securities were $719,000 for the year ended December 31, 2004 compared to $1.9 million for 2003. During 2004, the Company also recorded an impairment write-down of $1.0 million related to the other than temporary impairment of one trust preferred security that had an original cost basis of $1.1 million.

     Non-Interest Expense. The Company's non-interest expense for the year ended December 31, 2004 totaled $46.6 million compared to $34.0 million for the year ended December 31, 2003. The majority of this increase relates to the $9.8 million of prepayment penalties that were expensed during 2004 as part of the Company's restructuring of its FHLB borrowings.

     Exclusive of the prepayment penalties, the most significant changes in the Company's non-interest expense in 2004 compared to 2003 were in professional fees, which increased $991,000; data processing costs, which increased $477,000; and other general and administrative expenses, which increased $784,000. The increase in professional fees was due primarily to $1.4 million of legal expenses incurred during 2004 in connection with the Company's goodwill case that went to trial during the year. The increased data processing charges related to the conversion to a new processor. The increase in other general and administrative costs was primarily due to charges relating to the write-down of the carrying value of certain viatical receivables by $421,000 to $537,000. An increase in loan collection expense of $300,000 was also a factor in the increase in other general and administrative costs. The Company also incurred $1.0 million of compensation expense relating to the resignation of a senior executive officer during 2004. This increase in compensation expense was partially offset by a $1.1 million decrease in pension expense for 2004 as compared to 2003.

     Income Tax Expense. The Company's income tax benefit for the year ended December 31, 2004 totaled $7.2 million. The recognition during the year ended December 31, 2004 of income tax benefits was a significant change from the income tax expense incurred during 2003. The significant shift from income tax expense to income tax benefits during 2004 was the result of the pre-tax losses combined with the application of available tax credits, the effects of permanent tax differences on the Company's pre-tax earnings and the reversal of tax accruals no longer considered necessary. The available tax credits and permanent tax differences are expected to have a favorable impact on income tax expense throughout 2005.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO YEAR ENDED DECEMBER 31, 2002

     Net Income. Net income for the year ended December 31, 2003 was $3.5 million, or $0.30 per diluted share ($0.31 per basic share), compared to $7.2 million, or $0.58 per diluted share ($0.60 per basic share), for the year ended December 31, 2002. The historically low interest rate environment which prevailed throughout 2003 caused further deterioration in the Company's net interest margin. Net interest income for the year ended December 31, 2003 decreased by $5.9 million or 17.5% from the year ended December 31, 2002.

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

     Net Interest Income. The Company's average interest rate spread was 1.56% and 1.88% for the years ended December 31, 2003 and 2002, respectively. The Company's net interest margin was 1.87% and 2.22% during the years ended December 31, 2003 and 2002, respectively.

     The Company's net interest income for the year ended December 31, 2003 totaled $27.7 million and represented a $5.9 million decrease from $33.6 million for the year ended December 31, 2002. The decrease in net interest income in 2003 was due primarily to the combined effects of the low interest rate environment and lower average balances of interest-earning assets for the year ended December 31, 2003 compared to the year ended December 31, 2002.

     Interest Income. The Company reported total interest income of $71.4 million for the year ended December 31, 2003 compared to $86.7 million for the year ended December 31, 2002. The $15.3 million or 17.6% decrease was primarily due to a $31.6 million decrease in average interest-earning assets as well as a decrease in the average yield on interest-earning assets of 91 basis points for the year ended December 31, 2003 as compared to 2002.

     The average balances of the Company's interest-earning assets continued to decline during 2003 as a result of unprecedented refinancing activity which caused significant rate reductions within the loan portfolio and accelerated amortization of premiums on its mortgage-backed securities portfolio. Given the low interest rate environment during 2003, the Company reinvested these funds predominantly in relatively low yielding assets with estimated average durations of two years or less as well as overnight funds with the expectation that they will be readily available for investment in higher yielding assets when the interest rate cycle turns upward. During 2003, the Company made considerable progress in its strategy to transfer assets from lower yielding securities to higher yielding loans. During the year ended December 31, 2003 compared to the previous year, average loan balances increased $50.7 million or 5.5% while the average balance of the Company's securities portfolio decreased $72.0 million or 18.8%.

     Interest Expense. In contrast to the adverse impact on the asset side of the balance sheet, the low interest rate environment in 2003 provided some positive opportunities on the funding side. The Company proactively managed its funding costs throughout 2003 by aggressively lowering the interest rate paid on its core deposits which historically have not been rate sensitive. Total interest expense amounted to $43.7 million for the year ended December 31, 2003 compared to $53.1 million for the year ended December 31, 2002. The $9.4 million or 17.7% reduction in interest expense during 2003 was primarily the result of an 86 basis point reduction in the average rate paid on interest-bearing deposits coupled with a $22.3 million decrease in the average balance of interest-bearing deposits.

     Provision for Losses on Loans. The Company's provision for losses on loans was $2.3 million for the year ended December 31, 2003 compared to $2.0 million in 2002. The increase in provision was a result of the Company's increased emphasis on growing the commercial real estate and multi-family residential loan portfolios which are generally deemed to involve more risk of loss than single-family residential real estate loans. This change in emphasis has resulted in an increase in the allowance for losses on loans.

     Non-Interest Income. The Company reported non-interest income of $12.8 million for the year ended December 31, 2003 compared to $12.2 million for the year ended December 31, 2002. The primary reasons for the increase in non-interest income in 2003 compared to 2002 were a:

     - $1.2 million increase in service charges and other fees, and

     - $1.6 million increase in net gains on the sale of securities,

which were partially offset compared to the Company's results in 2002 by the absence of insurance commissions of $1.2 million and the $1.1 million net gain on the sale of the Company's insurance agency that were realized during 2002.

     The increase in service charges and other fees during 2003 was mainly realized from the Company's popular Overdraft Protection Privilege offered to both retail and business checking customers.

     The Company also realized $651,000 of commission income during 2003, which was the first full year of outsourcing its alternative investment program. Through this program, the Company's third party outsourcing partner sold nearly $36 million of tax deferred annuities and other investments as an alternative investment to our depositors.

     Non-Interest Expense. The Company reported non-interest expense of $34.0 million for the year ended December 31, 2003 compared to $33.7 million for the year ended December 31, 2002.

     While the Company's salary expense remained relatively stable during 2003 compared to 2002, compensation and employee benefits expense increased as a result of a $1.3 million payment to the Company's defined benefit pension plan during the fourth quarter of 2003. As with many pension plans, the Company's plan was adversely affected by three years of declining investment returns and record low interest rates which caused the level of funded benefits to drop significantly. The voluntary contribution was made to keep the plan funded at a level deemed appropriate. The Company froze the benefits associated with this plan in March 2003. Although no further benefits will accrue while the freeze remains in place, the freeze does not reduce the benefits accrued through March 2003.

     Professional fees were $1.8 million for the year ended December 31, 2003 compared to $1.3 million for 2002. The increase in professional fees was mainly the result of the Company hiring independent third parties to:

     - perform an information systems technology assessment which led to the decision to move forward to upgrade our core data processor and helped prioritize additional technology systems and upgrades,

     - improve the processing and underwriting for the Company's Home Equity Lines of Credit (HELOC) program and implementation of our HELOC equity access card, and

     - implement new software designed to streamline and enhance the processing and underwriting of retail loans.

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

CHANGES IN FINANCIAL CONDITION

     General. During the year ended December 31, 2004, the Company's total assets decreased by $254.6 million to $1.31 billion from $1.57 billion at December 31, 2003. The significant changes in the composition of the Company's balance sheet during the year ended December 31, 2004 include a:

     - net decrease in cash and cash equivalents of $139.7 million,

     - net decrease in securities of $124.1 million,

     - net decrease in total deposits of $115.3 million, and

     - net decrease in FHLB borrowings of $131.9 million.

     The decrease in total assets was a direct result of a decrease in certificates of deposit and FHLB borrowings. During 2004, certificates of deposit decreased $145.9 million due to managed runoff of above market rate certificates as they reached maturity. Partially offsetting the decrease in certificates was an increase in core deposits of $30.6 million. The Company has continued to focus on obtaining lower costing core deposits through its promotional efforts and retail incentive programs.

     During 2004, the Bank repaid $406.5 million of fixed-rate FHLB borrowings, of which $400.0 million was repaid and replaced with $325.0 million of new FHLB borrowings during the fourth quarter of 2004. Subsequent to the debt restructuring, an additional $20.0 million was repaid by the Company during the fourth quarter of 2004. The Company incurred $42.0 million of prepayment penalties related to the debt restructuring, of which, $32.2 million is being deferred as an adjustment to the carrying value of the total debt outstanding and will be recognized in interest expense as an adjustment to the cost of the borrowings over their remaining life. See further discussions related to these transactions in the "Borrowed Funds" section below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Loan Portfolio Composition. The following table sets forth the composition of the Bank's loans receivable, net of unearned fees, and the percentage of loans by category as of the dates indicated.

                                                                       DECEMBER 31,
                       -------------------------------------------------------------------------------------------------------------
                              2004                  2003                  2002                  2001                   2000
                       -------------------   -------------------   -------------------   -------------------   ---------------------
                                  PERCENT               PERCENT               PERCENT               PERCENT                 PERCENT
                        AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL    AMOUNT    OF TOTAL     AMOUNT     OF TOTAL
                       --------   --------   --------   --------   --------   --------   --------   --------   ----------   --------
                                                                  (DOLLARS IN THOUSANDS)
Commercial and
  construction loans:
  Commercial real
    estate...........  $396,420     40.1%    $429,883     43.7%    $343,043     36.5%    $193,373     21.7%    $  165,499     16.5%
  Construction and
    land
    development......   145,162     14.7      125,636     12.8      122,833     13.1       95,017     10.7         98,522      9.8
  Commercial and
    industrial.......    58,682      5.9       36,222      3.7       40,073      4.3       23,949      2.7         17,492      1.7
                       --------              --------              --------              --------              ----------
  Total commercial
    and construction
    loans............   600,264     60.7      591,741     60.2      505,949     53.9      312,339     35.1        281,513     28.0
Retail loans:
  Single-family
    residential......   277,501     28.1      316,774     32.2      385,548     41.0      535,193     60.1        701,140     69.7
  Home equity loans
    and lines of
    credit...........   102,981     10.5       71,360      7.3       45,106      4.8       41,416      4.6         20,534      2.0
  Other..............     7,339      0.7        2,704      0.3        2,814      0.3        2,066      0.2          2,727      0.3
                       --------    -----     --------    -----     --------    -----     --------    -----     ----------    -----
  Total retail
    loans............   387,821     39.3      390,838     39.8      433,468     46.1      578,675     64.9        724,401     72.0
                       --------    -----     --------    -----     --------    -----     --------    -----     ----------    -----
  Total loans
    receivable.......  $988,085    100.0%    $982,579    100.0%    $939,417    100.0%    $891,014    100.0%    $1,005,914    100.0%
                       ========    =====     ========    =====     ========    =====     ========    =====     ==========    =====

     During the year ended December 31, 2004, the Company originated over $50.0 million of new loans within its commercial real estate portfolio which were more than offset by loan repayments, charge-offs and transfers to other real estate owned. The Company purchased total commercial real estate participations of $3.6 million which was more than offset by $9.1 million of commercial real estate participations sold. The Company's construction and land development loan portfolio increased as a result of over $129.0 million of originations and $47.0 million of participations purchased. The Company's construction and land development loans had $87.6 million of available credit under construction loans and land development lines of credit as of December 31, 2004. The Company's commercial and industrial loan portfolio also increased due to new fundings of over $21.0 million and participations purchased of $22.5 million. Both the construction and land development and the commercial and industrial loan portfolios were also impacted by principal repayments.

     During 2004, the Company's single-family residential loan portfolio continued to decline as repayments more than offset new originations of over $29.0 million. The Bank also sold $13.2 million of fixed-rate single-family residential mortgage loans with servicing released during 2004. The continued decline in single-family residential loans since 2001 in each of the last three years is primarily due to the high levels of refinancing and prepayments experienced throughout the industry. Given the lower interest rate environment during the past three years, the Company focused on originating more variable-rate products, including HELOCs. Total HELOCs originated during 2004 were over $86.0 million and were partially offset by repayments. As of December 31, 2004, the Company had $70.3 million in unused HELOCs. The Company's other loans consist mainly of $6.7 million in participations purchased for indirect auto loans during 2004 which were offset by repayments on all consumer loans.

     As reflected in the preceding table, the Company's portfolio of commercial real estate loans has increased significantly in recent years. At December 31, 2004, these loans represented 40.1% of the company's total loan portfolio. In addition, the Company's construction and land development loans and commercial and industrial loans have increased and, at December 31, 2004, represented 14.7% and 5.9%, respectively, of the Company's total loan portfolio. These types of commercial loans are all generally deemed to have a higher degree of risk than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of the project or business or the successful completion of the construction project. Local and general economic conditions, supply and demand, the abilities of the borrower to manage the creditor's operations, and many other factors, affect the borrower's ability to repay.

     Included in the Company's commercial and construction loan portfolio is an aggregate of $122.9 million or 12.4% of the Company's total loan portfolio, of loans to the hotel and motel industry. The Company has no other concentrations of loans to any industry exceeding 10% of its total loan portfolio. The hotel and motel business is very competitive and the success of the hotel and motel operators and their ability to repay loans is dependent on local and general economic conditions among other factors. See further discussions related to the Company's commercial and construction portfolio charge-offs and non-performing assets in the "Allowance for Losses on Loans" and the "Non-Performing Assets" sections below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Contractual Principal Repayments and Interest Rates. The following table sets forth scheduled contractual amortization of the Bank's loans at December 31, 2004, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no scheduled repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

                                                             PRINCIPAL REPAYMENTS CONTRACTUALLY DUE
                                              TOTAL AT            IN YEAR(S) ENDED DECEMBER 31,
                                            DECEMBER 31,     ---------------------------------------
                                                2004            2005       2006-2009     THEREAFTER
                                           ---------------   ----------   -----------   ------------
                                                            (DOLLARS IN THOUSANDS)
Commercial and construction loans:
  Commercial real estate.................     $397,616        $ 21,600      $147,512      $228,504
  Construction and land Development......      145,736          53,528        86,367         5,841
  Commercial and industrial..............       58,706          34,590        20,029         4,087
                                              --------        --------      --------      --------
  Total commercial and construction
     loans...............................      602,058         109,718       253,908       238,432
Retail loans:
  Single-family residential..............      278,234           1,627        15,532       261,075
  Home equity loans and lines of
     credit..............................      102,987           4,311           969        97,707
  Other..................................        7,339           1,301         4,689         1,349
                                              --------        --------      --------      --------
  Total retail loans.....................      388,560           7,239        21,190       360,131
                                              --------        --------      --------      --------
Total loans receivable(1)(2).............     $990,618        $116,957      $275,098      $598,563
                                              ========        ========      ========      ========

---------------

(1) Gross loans receivable does not include deferred fees of $2.5 million as of December 31, 2004.

(2) Of the $873.7 million of loan principal repayments contractually due after December 31, 2005, $222.0 million have fixed interest rates and $651.7 million have variable interest rates which reprice from one month up to five years.

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

ALLOWANCE FOR LOSSES ON LOANS

     The allowance for losses on loans is maintained at a level believed adequate by management to absorb estimated probable loan losses. Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent losses in the portfolio, evaluations of real estate collateral, composition of the loan portfolio, current economic conditions and levels of non-performing and other classified loans. Loans which are determined to be uncollectible are charged off against the allowance for losses on loans and recoveries of loans that were previously charged off are credited to the allowance. See further analysis in the "Critical Accounting Policies" previously discussed in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as Note 1 to the consolidated financial statements.

     The Company's charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management's ongoing evaluation of collectibility.

     As of December 31, 2004, the Bank's allowance for losses on loans amounted to $13.4 million or 48.25% and 1.35% of the Bank's non-performing loans and total loans receivable, respectively. The Bank's provision for losses on loans amounted to $8.9 million for the year ended December 31, 2004 and $2.3 million for 2003. Management of the Company believes that, as of December 31, 2004, the allowance for losses on loans was adequate.

     As of December 31, 2004, the Company had eight impaired loans with aggregate outstanding balances of $25.1 million with impairment allocation related to these loans of $6.4 million. Six of the impaired loans are commercial real estate loans, of which three are secured by hotels and total $20.5 million with aggregate impairment allocations of $4.1 million. The other three impaired commercial real estate loans are secured by a golf course and total $3.5 million with an impairment allocation of $1.5 million. The two remaining impaired loans are commercial loans, of which one is secured by business assets and the other by improved land. These two loans total $1.2 million with an aggregate impairment allocation of $751,000.

     The following table sets forth the activity in the Bank's allowance for losses on loans during the periods indicated.

                                                           YEAR ENDED DECEMBER 31,
                                                ----------------------------------------------
                                                 2004      2003      2002      2001     2000
                                                -------   -------   -------   ------   -------
                                                            (DOLLARS IN THOUSANDS)
Allowance at beginning of period..............  $10,453   $ 8,721   $ 7,662   $7,187   $ 5,973
Provision.....................................    8,885     2,326     1,956    1,150     3,375
  Charge-offs:
     Commercial and construction loans:
       Commercial real estate.................   (3,635)     (178)      (87)    (279)   (2,136)
       Construction and land development......   (1,206)     (142)      (31)      (6)      (10)
       Commercial and industrial..............     (903)      (92)     (877)    (450)       --
                                                -------   -------   -------   ------   -------
       Total commercial and construction
          loans...............................   (5,744)     (412)     (995)    (735)   (2,146)
     Retail loans:
       Single-family residential..............     (217)      (83)      (82)    (120)     (115)
       Home equity loans......................       --        --        --       --        --
       Other..................................     (268)     (265)     (106)      --       (18)
                                                -------   -------   -------   ------   -------
       Total retail loans.....................     (485)     (348)     (188)    (120)     (133)
                                                -------   -------   -------   ------   -------
     Total charge-offs........................   (6,229)     (760)   (1,183)    (855)   (2,279)
  Recoveries:
     Commercial and construction loans:
       Commercial real estate.................        7         4        --       10         1
       Construction and land development......       --        90        24       42        50
       Commercial and industrial..............      105        14        38       --        --
                                                -------   -------   -------   ------   -------
       Total commercial and construction
          loans...............................      112       108        62       52        51
     Retail loans:
       Single-family residential..............      104        40       219      124        64
       Home equity loans......................        3        --        --       --        --
       Other..................................       25        18         5        4         3
                                                -------   -------   -------   ------   -------
       Total retail loans.....................      132        58       224      128        67
                                                -------   -------   -------   ------   -------
     Total recoveries.........................      244       166       286      180       118
                                                -------   -------   -------   ------   -------
       Net loans charged-off to allowance for
          losses on loans.....................   (5,985)     (594)     (897)    (675)   (2,161)
                                                -------   -------   -------   ------   -------
          Allowance at end of period..........  $13,353   $10,453   $ 8,721   $7,662   $ 7,187
                                                =======   =======   =======   ======   =======
Allowance for losses on loans to total
  non-performing loans at end of period.......    48.25%    46.01%    56.91%   55.23%    60.65%
Allowance for losses on loans to total loans
  at end of period............................     1.35      1.06      0.93     0.86      0.71
Net charge-offs to average loans
  outstanding.................................     0.60      0.06      0.10     0.07      0.22

     Net charge-offs for 2004 totaled $6.0 million, or 0.6% of average loans outstanding, as compared to $594,000 or 0.06% of average loans outstanding for 2003. Gross charge-offs in 2004 of $6.2 million relate primarily to commercial loans and include a:

     - $1.8 million charge-off during the second quarter of 2004 on a $4.5 million commercial real estate loan secured by a motel prior to this loan being transferred to other real estate owned and sold for $2.7 million during the same quarter;

     - $1.7 million partial charge-off during the fourth quarter of 2004 on a loan secured by a hotel in the Chicago metropolitan area; and

     - $1.2 million partial charge-off during the fourth quarter of 2004 on a commercial construction loan secured by an apartment complex.

Both of these loans with partial charge-offs are non-performing loans. See additional disclosure related to these loans within the "Non-Performing Assets" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

     Allocation of the Allowance for Losses on Loans. The Bank allocates its allowance for losses on loans by loan category. Various percentages are assigned to the loan categories based on their historical loss factors and management's analysis of their relative risks. The following table shows the allocation of the allowance for losses on loans by loan type for each of the last five years:

                                                           DECEMBER 31,
                       -------------------------------------------------------------------------------------
                                2004                     2003                     2002               2001
                       ----------------------   ----------------------   ----------------------   ----------
                                    ALLOWANCE                ALLOWANCE                ALLOWANCE
                       ALLOWANCE    AS A % OF   ALLOWANCE    AS A % OF   ALLOWANCE    AS A % OF   ALLOWANCE
                       ALLOCATION   CATEGORY    ALLOCATION   CATEGORY    ALLOCATION   CATEGORY    ALLOCATION
                       ----------   ---------   ----------   ---------   ----------   ---------   ----------
                                                      (DOLLARS IN THOUSANDS)
Residential real
  estate:
  Single-family owner
    occupied.........   $   730       0.20%      $   488        0.13%      $  481       0.11%       $2,262
  Single-family non-
    owner occupied...        56       0.20           134        0.24          233       0.47           276
  Multi-family.......     1,005       1.20         2,352        2.31        2,282       2.29           716
Business/Commercial..     9,368       2.34         5,155        1.48        4,159       1.47         3,067
Business/Commercial
  non-real estate....     1,412       3.36         1,096        1.71          440       1.54           388
Developed Lots.......       125       0.36           102        1.04           55       0.75            95
Land.................       289       0.63           566        1.57          432       1.33           247
Consumer.............       368       3.55           447       12.70          277       0.71            48
Other assets.........        --         --           113          --          189         --            --
Unallocated..........        --         --            --          --          173         --           563
                        -------                  -------                   ------                   ------
                        $13,353                  $10,453                   $8,721                   $7,662
                        =======                  =======                   ======                   ======

                                  DECEMBER 31,
                       ----------------------------------
                         2001               2000
                       ---------   ----------------------
                       ALLOWANCE                ALLOWANCE
                       AS A % OF   ALLOWANCE    AS A % OF
                       CATEGORY    ALLOCATION   CATEGORY
                       ---------   ----------   ---------
                             (DOLLARS IN THOUSANDS)
Residential real
  estate:
  Single-family owner
    occupied.........    0.40%       $2,845       0.40%
  Single-family non-
    owner occupied...    0.80           298       0.80
  Multi-family.......    1.00           773       1.00
Business/Commercial..    1.75         2,393       1.75
Business/Commercial
  non-real estate....    2.50           419       2.50
Developed Lots.......    1.25            57       1.25
Land.................    1.75           198       1.75
Consumer.............    2.00            73       2.00
Other assets.........      --            --         --
Unallocated..........      --           131         --
                                     ------
                                     $7,187
                                     ======

ASSET QUALITY

     General. All of the Bank's assets are subject to review under its classification system. See discussion on "Classified and Criticized Assets." Loans are periodically reviewed by the Bank's Loan Committee. The Board of Directors also reviews the classified assets on a quarterly basis. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made prior to 30 days after a payment is due. Late charges are generally assessed after 15 days with additional efforts being made to collect the past due payments. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank may institute foreclosure or other proceedings, as deemed necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on loans past due 90 days or more.

     Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. Foreclosed assets are held for sale and such assets are carried at the lower of fair value minus estimated costs to sell the property or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed, and costs incurred for the improvement or development of such property are capitalized up to the extent of the property's net realizable value.

     Delinquent Loans. The following table sets forth information concerning certain delinquent loans, at the dates indicated, in dollar amounts and as a percentage of each category of the Bank's loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans. The following table contains information on loans that are 60 to 89 days delinquent. For the periods presented, the Bank had no loans earning interest that are greater than 90 days delinquent.

                                                                DECEMBER 31,
                                       ---------------------------------------------------------------
                                              2004                  2003                  2002
                                       -------------------   -------------------   -------------------
                                           60-89 DAYS            60-89 DAYS            60-89 DAYS
                                           DELINQUENT            DELINQUENT            DELINQUENT
                                       -------------------   -------------------   -------------------
                                                PERCENT OF            PERCENT OF            PERCENT OF
                                                   LOAN                  LOAN                  LOAN
                                       AMOUNT    CATEGORY    AMOUNT    CATEGORY    AMOUNT    CATEGORY
                                       ------   ----------   ------   ----------   ------   ----------
                                                           (DOLLARS IN THOUSANDS)
Commercial and construction loans:
  Commercial real estate.............  $  105      0.03%     $  943      0.22%     $1,149      0.33%
  Construction and land
     development.....................   1,614      1.11       1,657      1.32         341      0.28
  Commercial and industrial..........     562      0.96         470      1.30         781      1.95
                                       ------                ------                ------
  Total commercial and construction
     loans...........................   2,281      0.38       3,070      0.52       2,271      0.45
Retail loans:
  Single-family residential..........   2,358      0.85       2,704      0.85       4,482      1.16
  Home equity loans..................      73      0.07          49      0.07         161      0.36
  Other..............................      13      0.18           2      0.07          10      0.36
                                       ------                ------                ------
  Total retail loans.................   2,444      0.63       2,755      0.70       4,653      1.07
                                       ------                ------                ------
Total................................  $4,725      0.48%     $5,825      0.59%     $6,924      0.74%
                                       ======                ======                ======

     Non-Performing Assets. The following table sets forth information with respect to non-performing and certain under-performing assets identified by Citizens Financial, including non-accrual loans and other real estate owned. Citizens Financial had no accruing loans 90 days or more past due at any of the below-referenced dates.

                                                        DECEMBER 31,
                                       -----------------------------------------------
                                        2004      2003      2002      2001      2000
                                       -------   -------   -------   -------   -------
                                                   (DOLLARS IN THOUSANDS)
Non-accrual loans:
  Commercial and construction loans:
     Commercial real estate..........  $19,197   $11,460   $ 5,657   $ 1,834   $ 1,330
     Construction and land
       development...................    1,895     4,180     1,323     1,361     4,167
     Commercial and industrial.......      236     1,205       692     1,117       559
                                       -------   -------   -------   -------   -------
     Total commercial and
       construction loans............   21,328    16,845     7,672     4,312     6,056
  Retail loans:
     Single-family residential.......    5,855     5,584     7,294     8,579     5,230
     Home equity loans...............      460       272       324       692       405
     Other...........................       32        19        35       291       158
                                       -------   -------   -------   -------   -------
     Total retail loans..............    6,347     5,875     7,653     9,562     5,793
                                       -------   -------   -------   -------   -------
     Total non-accrual loans.........   27,675    22,720    15,325    13,874    11,849
Other real estate owned, net.........      525       206       893     1,128     1,058
                                       -------   -------   -------   -------   -------
  Total non-performing assets........  $28,200   $22,926   $16,218   $15,002   $12,907
                                       =======   =======   =======   =======   =======
Performing troubled debt
  restructuring......................  $    41   $   296   $   338   $   417   $   586
Non-performing assets to total
  assets.............................     2.14%     1.46%     1.03%     0.94%     0.75%
Non-performing loans to total
  loans..............................     2.80%     2.31%     1.63%     1.51%     1.13%
Total non-performing assets and
  troubled debt restructurings to
  total assets.......................     2.15%     1.48%     1.05%     0.96%     0.79%

     During 2004, the non-performing commercial real estate loans increased from December 31, 2003 primarily as a result of the following:

     - One loan totaling $8.8 million as of December 31, 2004 secured by a hotel in Michigan and was transferred to non-accrual status during the third quarter of 2004. As of December 31, 2004, this loan was considered an impaired loan with an estimated impairment allocation of $811,000. During December 2004, Bank management negotiated a forbearance agreement to obtain additional collateral of a total of 15 acres of land along with the borrower's hiring a hotel consultant to assist with the hotel's operation.

     - One loan totaling $8.7 million secured by a hotel in the Chicago metropolitan area was transferred to non-accrual during the second quarter of 2004 and was subsequently written-down through an impairment allocation to a balance of $7.0 million as of December 31, 2004. The loan was still considered impaired and has a remaining estimated impairment allocation of $1.8 million as of December 31, 2004. During December 2004, Bank management negotiated a forbearance agreement extending the maturity of the loan through May 2005 when the loan is required to be paid off. In conjunction with the forbearance agreement, the borrower placed the title of the property in escrow. The borrowers have the opportunity for a 120 day extension if they pay additional funds on the loan. Should the loan not be paid off at maturity under the terms of the forbearance agreement, the title to the property is to be transferred to the Bank. During the first quarter of 2005, the borrowers filed for reorganization under Chapter 11 of the Bankruptcy Code.

     - Two loans totaling $2.2 million were transferred to non-accrual status during the second quarter of 2004. These loans are secured by a golf course in Indiana. The Bank has filed a foreclosure action; however, the current owners have filed a countersuit against the Bank. See "Legal Proceedings" for more details. Based on the collateral values, the Company believes there is little risk of loss related to the outstanding balance of these loans as of December 31, 2004.

     Partially offsetting the above increases in non-performing commercial real estate loans, the Bank foreclosed on and transferred a $2.7 million motel loan to other real estate owned prior to it being sold for $2.7 million during the second quarter of 2004. Also, the Bank received the full payoff during the second quarter of 2004 of a $3.8 million loan secured by a strip mall that was transferred to non-performing status during the fourth quarter of 2003.

     The decrease in non-performing loans related to construction and land development related to the full payoff of two loans totaling $3.5 million in the aggregate and the $1.2 million partial charge-off of a non-performing commercial construction loan secured by an apartment complex. The amount charged off on this loan was equal to the impairment allocation identified at the end of the third quarter of 2004.

     The interest income that would have been recorded during the year ended December 31, 2004, if all of the Bank's non-performing loans at the end of such period had been current in accordance with their terms during such periods, was $1.8 million. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $357,000.

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

     As of December 31, 2004, the Bank had an aggregate of $41.9 million of classified assets, 81% of which were classified substandard and 19% of which were classified as doubtful, compared to $43.0 million of classified assets as of December 31, 2003.

SECURITIES

     As of December 31, 2003, all of the Company's investment securities were classified as available-for-sale. Securities classified as available-for-sale are carried at fair value. Unrealized gains and losses on available-for-sale securities are recognized as direct increases or decreases in equity, net of applicable deferred income taxes.

     The following table set forth information regarding the carrying and fair value of the Company's securities at the dates indicated.

                                                              DECEMBER 31,
                                ------------------------------------------------------------------------
                                         2004                     2003                     2002
                                ----------------------   ----------------------   ----------------------
                                AMORTIZED                AMORTIZED                AMORTIZED
                                  COST      FAIR VALUE     COST      FAIR VALUE     COST      FAIR VALUE
                                ---------   ----------   ---------   ----------   ---------   ----------
                                                         (DOLLARS IN THOUSANDS)
Available-for-sale:
  Government sponsored entity
     securities (GSE) and
     commercial paper(1)......  $ 96,663     $ 95,915    $132,127     $132,819    $ 30,767     $ 31,087
  Mortgage-backed
     securities...............    55,602       55,983     108,468      109,101      64,084       64,768
  Collateralized mortgage
     obligations..............    48,815       48,738      75,245       75,798     231,752      231,870
  Trust preferred
     securities...............        90           90       6,148        5,586       4,931        4,400
  Equity securities...........     1,701        1,493       2,958        3,000       4,061        3,238
                                --------     --------    --------     --------    --------     --------
     Total available-for-sale
       securities.............  $202,871     $202,219    $324,946     $326,304    $335,595     $335,363
                                ========     ========    ========     ========    ========     ========
Held-to-maturity:
  Mortgage-backed
     securities...............  $     --     $     --    $     --     $     --    $ 20,651     $ 21,161
  Collateralized mortgage
     obligations..............        --           --          --           --         751          816
                                --------     --------    --------     --------    --------     --------
     Total held-to-maturity
       securities.............  $     --     $     --    $     --     $     --    $ 21,402     $ 21,977
                                ========     ========    ========     ========    ========     ========

---------------

(1) The majority of the GSE securities at December 31, 2002 were callable securities. The Company held no callable GSE securities at December 31, 2004 or December 31, 2003. The Company also held no commercial paper at December 31, 2004.

     The decrease in total securities from December 31, 2003 to December 31, 2004 was primarily a result of the Company selling approximately $60.0 million of securities available-for-sale during the fourth quarter of 2004 in conjunction with the restructuring of its FHLB debt in order to fund the prepayment penalties incurred in the restructuring. The remainder of the decline related to the sale of securities during the second quarter of 2004 as the Company took advantage of a steep yield curve to reposition its investment portfolio.

     During 2004, management identified one impaired trust preferred security. Write-downs to fair value of $1.0 million were made during 2004 when the issuer first deferred an interest payment during the second quarter of 2004 and again when the issuer announced the continuation of interest deferral on the trust preferred securities coupled with the sale of a significant portion of the issuer's assets, continuing restructuring objectives, and regulatory restrictions on the issuer. As of December 31, 2004, the new carrying value of this trust preferred security was $90,000, which was equal to its market value.

     Management does not believe any remaining individual unrealized loss as of December 31, 2004 represents an other-than-temporary (OTT) impairment. The unrealized losses reported for agency securities, mortgage-backed securities and collateralized mortgage obligations are, in their entirety, on securities issued by the federal government, its agencies or GSEs, including the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie
Mac) and the Government National Mortgage Association (GNMA), and in management's belief, are attributable to changes in interest rates and the resultant change in the shape of the yield curve. The unrealized losses associated with equity securities relate to one issuance. Management believes that the unrealized loss is specifically related to the changes in interest rates and the resultant change in the shape of the yield curve.

     The following table sets forth certain information regarding the maturities and weighted average yield of the Company's securities as of December 31, 2004. The amounts listed in the table are based on carrying value and the yield is calculated based on amortized cost.

                                                           COLLATERALIZED
                                         MORTGAGE-BACKED      MORTGAGE       TRUST PREFERRED        EQUITY
                       GSE SECURITIES     SECURITIES(1)    OBLIGATIONS(1)       SECURITIES        SECURITIES          TOTAL
                       ---------------   ---------------   ---------------   ----------------   --------------   ----------------
                       AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT   YIELD    AMOUNT    YIELD
                       -------   -----   -------   -----   -------   -----   -------   ------   ------   -----   --------   -----
                                                                 (DOLLARS IN THOUSANDS)
Maturities:
  Within 1 year......  $    --     --%   $   260   4.11%   $24,367   3.66%     $--        --%   $   --     --%   $ 24,627   3.67%
  1 - 5 years........   95,915   2.80     46,434   4.23     24,371   3.77       --        --        --     --     166,720   3.34
  5 - 10 years.......       --     --      9,289   5.39         --     --       --        --        --     --       9,289   5.39
  After 10 years(2)..       --     --         --     --         --     --       90        --        --     --          90     --
  Other(3)...........       --     --         --     --         --     --       --        --     1,493     --       1,493     --
                       -------           -------           -------             ---              ------           --------
                       $95,915   2.80%   $55,983   4.40%   $48,738   3.72%     $90        --%   $1,493     --%   $202,219   3.45%
                       =======           =======           =======             ===              ======           ========
Average months to
  Maturity...........       23                35                14             286                  --                 24

---------------

(1) The Company's mortgage-backed securities and collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these securities are based on historical and estimated prepayment rates for the underlying mortgage collateral. The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.

(2) Security is impaired; therefore, the Company has not calculated a related yield.

(3) Other securities include equity securities which have no stated maturity date and are not included in the average months to maturity.

DEPOSITS

     The following table sets forth the dollar amount of deposits and the percentage of total deposits in each deposit category offered by the Bank at the dates indicated.

                                                            DECEMBER 31,
                                ---------------------------------------------------------------------
                                        2004                    2003                    2002
                                ---------------------   ---------------------   ---------------------
                                 AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE    AMOUNT    PERCENTAGE
                                --------   ----------   --------   ----------   --------   ----------
                                                       (DOLLARS IN THOUSANDS)
Checking accounts:
  Non-interest bearing........  $ 51,713       6.0%     $ 40,017       4.1%     $ 30,895       3.2%
  Interest-bearing............    94,878      11.0        91,385       9.3        90,172       9.5
Money market accounts.........   147,211      17.1       123,799      12.7       121,982      12.8
Savings accounts..............   196,358      22.7       204,312      20.9       212,323      22.3
                                --------     -----      --------     -----      --------     -----
     Core deposits............   490,160      56.8       459,513      47.0       455,372      47.8
Certificates of deposit:
  $100,000 or less............   288,597      33.4       396,433      40.5       388,688      40.8
  Over $100,000...............    84,421       9.8       122,494      12.5       108,982      11.4
                                --------     -----      --------     -----      --------     -----
     Time deposits............   373,018      43.2       518,927      53.0       497,670      52.2
                                --------     -----      --------     -----      --------     -----
       Total deposits.........  $863,178     100.0%     $978,440     100.0%     $953,042     100.0%
                                ========     =====      ========     =====      ========     =====

     Total deposits at December 31, 2004 decreased from total deposits at December 31, 2003 primarily due to a decrease of certificates of deposit of $145.9 million in the aggregate which was primarily a result of managed runoff of above-market-rate certificates as they reached maturity. The majority of these certificates were originated during 2003 when the Company offered above-market-rate short-term certificates on new money deposits to attract new customers. While the Company did not offer similar promotions during 2004, it may continue to use these types of promotions from time to time to build its customer base.

     Partially offsetting the decrease in certificates of deposit during 2004 was an increase in core deposits of $30.6 million. The Company continues to manage its interest expense on deposits by effectively managing the cost of its deposits and by focusing on obtaining low cost core deposits through promotional efforts and retail incentive programs.

     The following table sets forth the amount and remaining maturities of the Bank's certificates of deposit at December 31, 2004.

                                               OVER ONE     OVER TWO
                                                 YEAR         YEARS
                                    THROUGH     THROUGH      THROUGH        OVER       INTEREST CATEGORY
                                    ONE YEAR   TWO YEARS   THREE YEARS   THREE YEARS        TOTALS
                                    --------   ---------   -----------   -----------   -----------------
                                                           (DOLLARS IN THOUSANDS)
0.00% to 0.99%....................  $  2,155    $   186      $    --       $    --         $  2,341
1.00% to 1.99%....................   160,561     12,230          180            --          172,971
2.00% to 2.99%....................    68,588     35,049        4,609         1,318          109,564
3.00% to 3.99%....................     6,375      7,481        2,670        14,305           30,831
4.00% to 4.99%....................       870      1,918        7,850         3,143           13,781
5.00% to 5.99%....................     3,411      1,417        2,190           581            7,599
6.00% to 6.99%....................    13,939      9,043          988           963           24,933
7.00% to 8.99%....................     8,402        844        1,274           478           10,998
                                    --------    -------      -------       -------         --------
Total.............................  $264,301    $68,168      $19,761       $20,788         $373,018
                                    ========    =======      =======       =======         ========

     As of December 31, 2004, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $90.6 million. The following table presents the maturity of these time certificates of deposit.

                                                                DECEMBER 31, 2004
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
3 months or less............................................         $27,275
Over 3 months through 6 months..............................          15,134
Over 6 months through 12 months.............................          17,744
Over 12 months..............................................          30,468
                                                                     -------
                                                                     $90,621
                                                                     =======

BORROWED FUNDS

     A summary of the Company's borrowed funds at December 31, 2004 and 2003 is as follows:

                                                             DECEMBER 31,
                                               -----------------------------------------
                                                      2004                  2003
                                               -------------------   -------------------
                                               WEIGHTED              WEIGHTED
                                               AVERAGE               AVERAGE
                                                 RATE      AMOUNT      RATE      AMOUNT
                                               --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Secured advances from FHLB -- Indianapolis:
  Maturing in 2005 -- variable-rate..........    1.95%    $ 34,000       --%    $     --
  Maturing in 2005 -- fixed-rate.............    3.00       10,000       --           --
  Maturing in 2006 -- fixed-rate.............    3.41       87,000       --           --
  Maturing in 2007 -- fixed-rate.............    3.65       87,000       --           --
  Maturing in 2008 -- fixed-rate.............    3.89       72,000       --           --
  Maturing in 2009 -- fixed-rate.............    4.09       15,000       --           --
  Maturing in 2010 -- fixed-rate.............      --           --     5.92      400,000
  Maturing in 2014 -- fixed-rate(1)..........    6.71        1,227     6.71        1,244
  Maturing in 2018 -- fixed-rate(1)..........    5.54        2,865     5.54        2,911
  Maturing in 2019 -- fixed-rate(1)..........    6.31        7,691     6.32        7,835
Secured advances from FHLB -- Chicago:
  Maturing in 2008 -- fixed-rate.............      --           --     5.26        6,500
                                                          --------              --------
                                                           316,783               418,490
Less: deferred premium on early
  extinguishment of debt.....................              (30,172)                   --
                                                          --------              --------
                                                          $286,611              $418,490
                                                          ========              ========
Weighted-average interest rate...............    3.55%                 5.92%

---------------

(1) These advances are amortizing borrowings and are listed by their contractual maturity.

     During the third quarter of 2004, the Company repaid $6.5 million of advances maturing in 2008 which bore a 5.26% fixed interest rate and recognized a $485,000 charge to other non-interest expense. During the fourth quarter of 2004, the Company repaid $400.0 million of callable fixed-rate advances with an average cost of 5.92% and an average remaining term of 64.2 months. These prepaid advances were replaced with $325.0 million of new non-callable FHLB advances. These new advances included an aggregate $271.0 million of non-callable fixed-rate FHLB advances with an average cost of 3.64% and an average term of 34.3 months in a laddered portfolio with maturities ranging from 21 to 60 months. The new borrowings also included $54.0 million of short-term variable-rate borrowings, of which, $20.0 million was repaid on December 31, 2004.

     The Company paid $42.0 million of prepayment penalties related to the prepaid advances and recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense during the fourth quarter of 2004. The remaining $32.2 million of prepayment penalties is being deferred as an adjustment to the carrying value of the borrowings and will be recognized in interest expense as an adjustment to the cost of the new borrowings over their remaining life. The increase in interest expense related to the remaining prepayment penalties is expected to be $14.4 million, $9.6 million, $4.5 million, $1.5 million and $200,000 in the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

CAPITAL RESOURCES

     Stockholders' equity at December 31, 2004 was $147.9 million as compared to $156.0 million at December 31, 2003. The decrease was primarily due to a:

     - $6.6 million net loss;

     - $1.3 million increase in unrealized losses on available-for-sale securities, net of tax;

     - $4.9 million declaration of cash dividends during 2004; and

     - $869,000 of repurchases of the Company's common stock during 2004.

Partially offsetting the above decreases in stockholders' equity, the Company also realized during 2004:

     - $1.4 million of common stock that vested under the Company's Recognition and Retention Plan;

     - $1.7 million of shares earned under the Company's Employee Stock Ownership Plan; and

     - $2.3 million of stock option exercises.

     For the year ended December 31, 2004, the Company repurchased 61,713 shares of its common stock at an average price of $14.08 per share pursuant to the share repurchase program announced in March 2003. Since its initial public offering in 1998, the Company has repurchased an aggregate of 11,592,616 shares of its common stock at an average price of $11.75 per share. As of December 31, 2004, the Company has 1,180,156 of shares remaining to be repurchased under its current share repurchase program.

     At December 31, 2004, the Bank was deemed to be well capitalized based on its internal calculations with tangible and core regulatory capital ratios of 9.24% and a risk-based capital ratio of 12.23%.

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

     - deposits,

     - scheduled payments of amortizing loans and mortgage-backed securities,

     - prepayments and maturities of outstanding loans and mortgage-backed securities,

     - maturities of investment securities and other short-term investments,

     - funds provided from operations, and

     - borrowings from the FHLB.

     Scheduled payments from the amortization of loans, mortgage-related securities, maturing investment securities, and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings. In addition, the Company invests excess funds in federal funds sold and other short-term interest-earning assets which provide liquidity to meet lending and other corporate funding requirements.

     At December 31, 2004, the Company had cash and cash equivalents of $38.1 million which was a decrease of $139.7 million from December 31, 2003. The decrease was mainly caused by decreases in total deposits and borrowed money of $115.3 million and $101.7 million, respectively. In addition, the Company utilized $42.0 million of cash to pay the prepayment penalties associated with its fourth quarter of 2004 debt restructuring and loan originations, net of principal payments received, utilized $16.3 million of liquidity. These decreases were partially offset by a net decrease in securities of $124.1 million.

     The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, pay maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

     The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank's cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, for the year ended December 31, 2004, the Company received $2.9 million in dividends from the Bank. At December 31, 2004, the parent company had $11.9 million in cash on hand and $337,000 of securities available-for-sale.

     Under certain banking regulations, the Bank is required to file a notice or, under certain circumstances, an application with the OTS prior to paying any dividends to the Company. In addition, the Bank is required to maintain certain regulatory capital requirements. At December 31, 2004, the Bank was deemed well-capitalized. See Note 12 in the consolidated financial statements for more information on the Bank's regulatory capital.

     Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2004.

                                                     PAYMENTS DUE BY PERIOD
                                   -----------------------------------------------------------
                                               OVER ONE     OVER THREE
                                   ONE YEAR     THROUGH      THROUGH        OVER
                                   OR LESS    THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
                                   --------   -----------   ----------   ----------   --------
                                                     (DOLLARS IN THOUSANDS)
Federal Home Loan Bank
  advances(1)....................  $44,221     $174,491      $87,561      $10,510     $316,783
Operating leases.................      589          742          127           --        1,458
                                   -------     --------      -------      -------     --------
                                   $44,810     $175,233      $87,688      $10,510     $318,241
                                   =======     ========      =======      =======     ========

---------------

(1) Does not include interest expense at the weighted-average stated rate of 3.55% for the periods presented.

     See the "Borrowed Funds" section for further discussion surrounding the Company's FHLB advances. The Company's operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. See also
Note 4 in the consolidated financial statements for further discussion related to the Company's operating leases.

     The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits total $264.3 million at December 31, 2004. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

     Off-Balance-Sheet Obligations. The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company's exposure to credit loss in the event of non-performance by the third party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     The following table details the amounts and expected maturities of significant commitments as of December 31, 2004.

                                                       OVER ONE     OVER THREE
                                           ONE YEAR     THROUGH      THROUGH        OVER
                                           OR LESS    THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
                                           --------   -----------   ----------   ----------   --------
                                                             (DOLLARS IN THOUSANDS)
Commitments to extend credit:
  Commercial.............................  $11,478      $    --      $    --      $    --     $ 11,478
  Retail.................................    9,011           --           --           --        9,011
Commitments to purchase loans:
  Commercial.............................    5,000           --           --           --        5,000
Commitments to fund unused construction
  loans..................................   20,224       37,328       11,123        4,083       72,758
Commitments to fund unused lines of
  credit:
  Commercial.............................   14,978       14,822          740          352       30,892
  Retail.................................   16,149          508          377       66,833       83,867
Letters of credit........................    5,540        3,671          284           --        9,495
Credit enhancements......................       --        6,532       31,423       10,684       48,639
                                           -------      -------      -------      -------     --------
                                           $82,380      $62,861      $43,947      $81,952     $271,140
                                           =======      =======      =======      =======     ========

     The above listed commitments do not necessarily represent future cash requirements, in that certain of these commitments often expire without being drawn upon.

     Letters of credit include credit enhancements which are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating which provides for a lower interest rate, the FHLB-IN issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB-IN and the Bank, would be required to reimburse the FHLB-IN for draws against the Letter of Credit, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially.

     The Company has not used, and has no intention of using, any significant off-balance sheet financing arrangements for liquidity purposes. In addition, the Company has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect the Company's liquidity or capital resources. The Company has not utilized and has no intention of utilizing derivatives or commodity contracts.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States, which require the measurement of financial position and operating results generally in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company's assets and liabilities are monetary in nature. Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates generally have a more significant impact on a financial institution's performance than general inflation. Over short periods of time, interest rates may not necessarily move in the same direction or in the same magnitude as inflation.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Bank, like other financial institutions, is subject to interest rate risk (IRR). This risk relates to changes in market interest rates which could adversely affect net interest income or the net portfolio value (NPV) of its assets, liabilities, and off-balance sheet contracts. IRR is primarily the result of an imbalance between the price sensitivity of the Bank's assets and its liabilities. These imbalances can be caused by differences in the maturity, repricing, and coupon characteristics of assets and liabilities as well as options (such as loan prepayment options).

     The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, interest rate risk, and liquidity. The Asset/Liability Management Policy falls under the authority of the Board of Directors who in turn assigns its formulation, revision, and administration to the Asset/Liability Committee (ALCO). The ALCO meets monthly and consists of certain senior officers of the Bank and one outside director. The results of the monthly meetings are reported to the Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank's capital position, review the current and prospective liquidity positions, and monitor alternative funding sources.

     While maintaining its interest rate spread objectives, the Bank attempts to reduce interest rate risk with a variety of strategies designed to maintain what the Bank believes to be an appropriate relationship between its assets and liabilities. First, the Bank emphasizes real estate mortgage loans and commercial loans with adjustable interest rates or fixed rates of interest for an initial term of three or five years, that convert to an adjustable rate based on the one, three and five-year constant maturity of United States Treasury obligations as the index after the initial terms and for subsequent adjustment periods. At December 31, 2004, the Bank had approximately $733.7 million of adjustable-rate loans in its portfolio. Second, the Bank's securities portfolio consists of securities that have expected average lives of five years or less at time of purchase. At December 31, 2004, the modified duration of the securities portfolio was less than two years. Third, the Bank has a substantial amount of savings, demand deposit and money market accounts which the Bank believes may be less sensitive to changes in interest rates than certificate accounts. At December 31, 2004, the Bank had $490.2 million of these types of accounts.

     The Bank utilizes the OTS NPV model as its primary method of monitoring its exposure to IRR. The NPV represents the excess of the present value of expected cash flows from assets over the present value of expected cash flows from liabilities. The NPV model estimates the sensitivity of the Bank's NPV over a series of instantaneous and sustained parallel shifts in interest rates. On a quarterly basis, the ALCO reviews the calculations of NPV as adjusted for expected cash flows from off-balance sheets contracts, if any, for compliance with Board approved tolerance limits.

     The table below presents, as of December 31, 2004 and 2003, an analysis of the Bank's IRR as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point (1%) increments, up to 300 basis points and down 100 basis points in 2004 and 2003 in accordance with OTS regulations. As illustrated in the table, the Bank's NPV in the base case (0 basis point change) increased $23.4 million from $138.2 million at December 31, 2003 to $161.6 million at December 31, 2004. The primary reason for the increase was a reduction in the effective duration of the Bank's liabilities resulting from the restructuring of the Company's FHLB advances completed in the fourth quarter of 2004. See further discussion regarding this restructure in the "Borrowed Money" section. At December 31, 2004, the Bank's overall sensitivity to interest rate risk has decreased in each of the assumed change in interest rate scenarios compared to December 31, 2003.

                                                        NET PORTFOLIO VALUE
                                  ---------------------------------------------------------------
                                                      YEAR ENDED DECEMBER 31,
                                  ---------------------------------------------------------------
                                               2004                             2003
                                  ------------------------------   ------------------------------
                                  $ AMOUNT   $ CHANGE   % CHANGE   $ AMOUNT   $ CHANGE   % CHANGE
                                  --------   --------   --------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Assumed Change in Interest Rates
  (Basis Points)
  +300..........................  $154,194   $(7,441)     (4.8)%   $118,872   $(19,316)   (14.0)%
  +200..........................   159,216    (2,419)     (1.5)     130,804     (7,385)    (5.3)
  +100..........................   162,128       493       0.3      147,771      9,582      6.9
       0........................   161,635        --        --      138,188         --       --
  -100..........................   157,103    (4,532)     (2.9)     130,281     (7,908)    (5.7)

     As modeled above, the Bank's NPV increases nominally with an increase in interest rates of 100 basis points while the NPV decreases in each of the other rate scenarios. The relatively small percentage change in the Bank's NPV in each of the rate scenarios indicates the price sensitivity of the Bank's assets reasonably matches the price sensitivity of the Bank's liabilities. At December 31, 2004 and December 31, 2003, the Bank was within the Board-approved tolerance limits in each rate scenario.

     This NPV model is a static model and does not consider potential adjustments of strategies by management on a dynamic basis in a volatile rate environment in order to protect or conserve equity values. As such, actual results may vary from the modeled results. The above analysis includes the assets and liabilities of the Bank only. Inclusion of Company only assets and liabilities would increase NPV nominally at all levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
CFS Bancorp, Inc.,
Munster, Indiana

     We have audited the accompanying consolidated statement of condition of CFS Bancorp, Inc. as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CFS Bancorp, Inc. at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

                                          /s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
March 11, 2005

               REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

Board of Directors and Stockholders
CFS Bancorp, Inc.

     We have audited the accompanying consolidated statement of condition of CFS Bancorp, Inc. (the Company) as of December 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CFS Bancorp, Inc. as of December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

                                          /s/ Ernst & Young LLP

Chicago, Illinois
February 27, 2004

                               CFS BANCORP, INC.

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                               (DOLLARS IN THOUSANDS
                                                              EXCEPT PER SHARE DATA)
                                       ASSETS
Cash and amounts due from depository institutions...........  $   16,878   $   18,213
Interest-bearing deposits...................................      11,217      149,577
Federal funds sold..........................................       9,999        9,961
                                                              ----------   ----------
    Cash and cash equivalents...............................      38,094      177,751
Securities available-for-sale, at fair value................     202,219      326,304
Investment in Federal Home Loan Bank stock, at cost.........      27,665       26,766
Loans receivable, net of unearned fees......................     988,085      982,579
  Allowance for losses on loans.............................     (13,353)     (10,453)
                                                              ----------   ----------
    Net loans...............................................     974,732      972,126
Accrued interest receivable.................................       5,456        6,624
Other real estate owned.....................................         525          206
Office properties and equipment.............................      15,511       13,738
Investment in bank-owned life insurance.....................      33,362       31,926
Prepaid expenses and other assets...........................      15,721       12,335
Intangible assets...........................................       1,429        1,494
                                                              ----------   ----------
       Total assets.........................................  $1,314,714   $1,569,270
                                                              ==========   ==========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits....................................................  $  863,178   $  978,440
Borrowed money..............................................     286,611      418,490
Advance payments by borrowers for taxes and insurance.......       8,177        5,595
Other liabilities...........................................       8,837       10,792
                                                              ----------   ----------
       Total liabilities....................................   1,166,803    1,413,317
Stockholders' equity:
  Preferred stock, $.01 par value; 15,000,000 shares
    authorized..............................................          --           --
  Common stock, $.01 par value; 85,000,000 shares
    authorized; 23,423,306 shares issued as of December 31,
    2004 and 2003; 12,385,322 and 12,200,015 shares
    outstanding as of December 31, 2004 and 2003,
    respectively............................................         234          234
  Additional paid-in capital................................     189,991      189,879
  Retained earnings, substantially restricted...............      94,904      106,354
  Treasury stock, at cost: 11,037,984 and 11,223,291 shares
    at December 31, 2004 and 2003, respectively.............    (130,689)    (132,741)
  Unallocated common stock held by ESOP.....................      (5,959)      (7,158)
  Unearned common stock acquired by RRP.....................        (148)      (1,523)
  Accumulated other comprehensive income (loss), net of
    tax.....................................................        (422)         908
                                                              ----------   ----------
       Total stockholders' equity...........................     147,911      155,953
                                                              ----------   ----------
       Total liabilities and stockholders' equity...........  $1,314,714   $1,569,270
                                                              ==========   ==========

                            See accompanying notes.

                               CFS BANCORP, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2004            2003            2002
                                                        -------------   -------------   -------------
                                                        (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Interest income:
  Loans...............................................   $    56,910     $    59,408     $    63,329
  Securities..........................................        10,029           8,637          18,559
  Federal Home Loan Bank stock........................         1,199           1,348           1,574
  Other...............................................           848           1,996           3,202
                                                         -----------     -----------     -----------
     Total interest income............................        68,986          71,389          86,664
Interest expense:
  Deposits............................................        12,841          17,276          25,717
  Borrowed Money......................................        26,059          26,402          27,351
                                                         -----------     -----------     -----------
     Total interest expense...........................        38,900          43,678          53,068
                                                         -----------     -----------     -----------
Net interest income before provision for losses on
  loans...............................................        30,086          27,711          33,596
Provision for losses on loans.........................         8,885           2,326           1,956
                                                         -----------     -----------     -----------
Net interest income after provision for losses on
  loans...............................................        21,201          25,385          31,640
Non-interest income:
  Service charges and other fees......................         7,523           6,908           5,679
  Commission income...................................           666             651           1,980
  Net realized gains on available-for-sale
     securities.......................................           719           1,900             299
  Impairment on available-for-sale securities.........        (1,018)           (120)             --
  Net gain on sale of office properties and other
     assets...........................................           225              39           1,085
  Income from bank-owned life insurance...............         1,439           1,437           1,524
  Other income........................................         2,056           1,973           1,647
                                                         -----------     -----------     -----------
     Total non-interest income........................        11,610          12,788          12,214
Non-interest expense:
  Compensation and employee benefits..................        19,834          19,804          19,958
  Net occupancy expense...............................         2,440           2,216           2,366
  Professional fees...................................         2,797           1,806           1,347
  Data processing.....................................         2,713           2,236           2,148
  Furniture and equipment expense.....................         1,612           1,771           1,920
  Marketing...........................................         1,060           1,196             974
  Amortization of core deposit intangibles............            65              16              --
  Prepayment penalties on FHLB debt...................        10,298              --              --
  Other general and administrative expenses...........         5,773           4,989           4,965
                                                         -----------     -----------     -----------
     Total non-interest expense.......................        46,592          34,034          33,678
                                                         -----------     -----------     -----------
Income (loss) before income taxes.....................       (13,781)          4,139          10,176
Income tax expense (benefit)..........................        (7,204)            601           2,971
                                                         -----------     -----------     -----------
Net income (loss).....................................   $    (6,577)    $     3,538     $     7,205
                                                         ===========     ===========     ===========
Per share data:
  Basic earnings (loss) per share.....................   $     (0.57)    $      0.31     $      0.60
  Diluted earnings (loss) per share...................         (0.57)           0.30            0.58
Weighted-average shares outstanding...................    11,599,996      11,289,254      12,000,589
Weighted-average diluted shares outstanding...........    11,897,494      11,702,635      12,492,149

                            See accompanying notes.

                               CFS BANCORP, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                             UNEARNED   UNEARNED
                                                                              COMMON     COMMON    ACCUM. OTHER
                                         ADDITIONAL                           STOCK      STOCK     COMPREHENSIVE
                                COMMON    PAID-IN     RETAINED   TREASURY    ACQUIRED   ACQUIRED      INCOME
                                STOCK     CAPITAL     EARNINGS     STOCK     BY ESOP     BY RRP       (LOSS)        TOTAL
                                ------   ----------   --------   ---------   --------   --------   -------------   --------
                                                                  (DOLLARS IN THOUSANDS)
Balance at January 1, 2002....   $234     $189,547    $105,064   $(112,167)  $(9,570)   $(4,543)      $ 2,719      $171,284
Net income for 2002...........     --           --       7,205          --        --         --            --         7,205
Comprehensive income:
  Change in unrealized
    appreciation on
    available-for-sale
    securities, net of
    reclassification and
    tax.......................     --           --          --          --        --         --        (2,842)       (2,842)
                                                                                                                   --------
Total comprehensive income....     --           --          --          --        --         --            --         4,363
Purchase of treasury stock....     --           --          --     (14,626)       --         --            --       (14,626)
Shares earned under ESOP......     --          494          --          --     1,214         --            --         1,708
Amortization of award under
  RRP.........................     --          (62)         --          --        --      1,716            --         1,654
Exercise of stock options.....     --         (285)         --       1,143        --         --            --           858
Tax benefit related to stock
  options exercised...........     --           92          --          --        --         --            --            92
Dividends declared on common
  stock ($0.40 per share).....     --           --      (4,671)         --        --         --            --        (4,671)
                                 ----     --------    --------   ---------   -------    -------       -------      --------
Balance at December 31,
  2002........................    234      189,786     107,598    (125,650)   (8,356)    (2,827)         (123)      160,662
Net income for 2003...........     --           --       3,538          --        --         --            --         3,538
Comprehensive income:
  Change in unrealized
    appreciation on
    available-for-sale
    securities, net of
    reclassification and
    tax.......................     --           --          --          --        --         --         1,031         1,031
                                                                                                                   --------
Total comprehensive income....     --           --          --          --        --         --            --         4,569
Purchase of treasury stock....     --           --          --      (9,273)       --         --            --        (9,273)
Shares earned under ESOP......     --          497          --          --     1,198         --            --         1,695
Amortization of award under
  RRP.........................     --          (47)         --          --        --      1,304            --         1,257
Exercise of stock options.....     --         (450)         --       2,182        --         --            --         1,732
Tax benefit related to stock
  options exercised...........     --           93          --          --        --         --            --            93
Dividends declared on common
  stock ($0.44 per share).....     --           --      (4,782)         --        --         --            --        (4,782)
                                 ----     --------    --------   ---------   -------    -------       -------      --------
Balance at December 31,
  2003........................    234      189,879     106,354    (132,741)   (7,158)    (1,523)          908       155,953
Net loss for 2004.............     --           --      (6,577)         --        --         --            --        (6,577)
Comprehensive income (loss):
  Change in unrealized
    appreciation on
    available-for-sale
    securities, net of
    reclassification and
    tax.......................     --           --          --          --        --         --        (1,330)       (1,330)
                                                                                                                   --------
Total comprehensive income
  (loss)......................     --           --          --          --        --         --            --        (7,907)
Purchase of treasury stock....     --           --          --        (869)       --         --            --          (869)
Shares earned under ESOP......     --          475          --          --     1,199         --            --         1,674
Amortization of award under
  RRP.........................     --          (20)         --          --        --      1,375            --         1,355
Exercise of stock options.....     --         (576)         --       2,921        --         --            --         2,345
Tax benefit related to stock
  options exercised...........     --          233          --          --        --         --            --           233
Dividends declared on common
  stock ($0.44 per share).....     --           --      (4,873)         --        --         --            --        (4,873)
                                 ----     --------    --------   ---------   -------    -------       -------      --------
Balance at December 31,
  2004........................   $234     $189,991    $ 94,904   $(130,689)  $(5,959)   $  (148)      $  (422)     $147,911
                                 ====     ========    ========   =========   =======    =======       =======      ========

                            See accompanying notes.

                               CFS BANCORP, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $  (6,577)  $   3,538   $   7,205
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Provision for losses on loans...........................      8,885       2,326       1,956
    Depreciation and amortization...........................      1,543       1,548       1,787
    Premium amortization on early extinguishment of debt....      2,052          --          --
    Net premium amortization on securities
      available-for-sale....................................      2,539       6,209       3,931
    Impairment of securities available-for-sale.............      1,018         120          --
    Deferred income tax benefit.............................     (1,137)       (603)     (1,582)
    Amortization of cost of stock benefit plans.............      3,029       2,952       3,362
    Tax benefit from exercises of nonqualified stock
      options...............................................        233          93          92
    Proceeds from sale of loans held for sale...............     13,180      12,697      12,128
    Origination of loans held for sale......................    (12,818)    (15,087)    (11,484)
    Net gain realized on sale of securities.................       (719)     (1,900)       (299)
    Dividends received on Federal Home Loan Bank stock......     (1,234)     (1,003)     (1,574)
    Net gain on sale of assets..............................       (225)         --      (1,084)
    Increase in cash surrender value of bank-owned life
      insurance.............................................     (1,439)     (1,437)     (1,524)
    Increase in goodwill from branch acquisition............         --      (1,510)         --
    Decrease (increase) in prepaid expenses and other
      assets................................................        197      (2,187)      4,675
    Decrease in other liabilities...........................     (2,351)     (1,263)     (8,075)
    Other...................................................         90         166         239
                                                              ---------   ---------   ---------
      Net cash provided by operating activities.............      6,266       4,659       9,753
INVESTING ACTIVITIES
Securities:
  Proceeds from sales.......................................    196,224      46,620      12,951
  Proceeds from maturities and pay downs....................     89,211     471,873     650,911
  Purchases.................................................   (166,193)   (490,871)   (668,267)
Redemption of Federal Home Loan Bank stock..................        335          17       1,959
Net loan fundings and principal payments received...........    (16,269)    (42,860)    (53,877)
Proceeds from sale of other real estate owned...............      3,782       1,857       2,687
Purchases of properties and equipment.......................     (4,273)     (1,179)     (1,746)
Purchase of property and equipment from branch
  acquisition...............................................         --      (1,365)         --
Disposal of properties and equipment........................      1,242       1,109       2,191
                                                              ---------   ---------   ---------
      Net cash flows provided (used) by investing
         activities.........................................    104,059     (14,799)    (53,191)
FINANCING ACTIVITIES
Proceeds from exercise of stock options.....................      2,345       1,732         858
Dividends paid on common stock..............................     (4,847)     (4,713)     (4,642)
Purchase of treasury stock..................................       (869)     (9,273)    (14,626)
Net increase (decrease) in deposit accounts.................   (115,262)     22,216       7,599
Increase in deposit accounts from branch acquisitions.......         --       3,182          --
Net increase (decrease) in advance payments by borrowers for
  taxes and insurance.......................................      2,582       1,184         (87)
Premium paid on the early extinguishment of debt............    (32,224)         --          --
Increase in borrowed funds..................................    325,000          --          --
Decrease in borrowed funds..................................   (426,707)    (30,941)    (13,227)
                                                              ---------   ---------   ---------
Net cash flows used in financing activities.................   (249,982)    (16,613)    (24,125)
                                                              ---------   ---------   ---------
Decrease in cash and cash equivalents.......................   (139,657)    (26,753)    (67,563)
Cash and cash equivalents at beginning of year..............    177,751     204,504     272,067
                                                              ---------   ---------   ---------
Cash and cash equivalents at end of year....................  $  38,094   $ 177,751   $ 204,504
                                                              =========   =========   =========
Supplemental disclosures:
  Loans transferred to other real estate owned..............  $   4,043   $   1,170   $   2,368
  Cash paid for interest on deposits........................     13,088      17,251      25,860
  Cash paid for interest on borrowings......................     24,651      26,406      27,392
  Cash paid for taxes.......................................         --       2,452       2,023

                            See accompanying notes.

                               CFS BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

     CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) is a Delaware corporation, incorporated in March 1998 for the purpose of becoming the holding company for Citizens Financial Services, FSB (the Bank or Citizens Financial). The Company is headquartered in Munster, Indiana. The Bank is a federal savings bank offering a full range of financial services to customers who are primarily located in Northwest Indiana and the south and southwest Chicagoland area. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential and commercial mortgage loans as well as other types of consumer and commercial loans.

     The Company provides financial services through its offices in northwest Indiana and the suburban areas south of Chicago. Its primary deposit products are checking, savings and money market accounts as well as certificates of deposit. Its primary lending products are commercial and construction loans and retail loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from business operations. The customers' ability to repay their loans is dependent on the general economic conditions in the area and the underlying collateral.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, the Bank. The Bank has one active subsidiary, CFS Holdings, Ltd. The Bank also has the following inactive subsidiaries: CFS Insurance Agency, Inc., CFS Investment Services, Inc., and Suburban Mortgage Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. The allowance for losses on loans and fair values of financial instruments are particularly subject to change.

CASH FLOWS

     Cash and cash equivalents include cash, interest-bearing deposits in other financial institutions under 90 days, and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions and federal funds sold.

SECURITIES

     Management determines the classification of securities at the time of purchase. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost. The Company has no trading account securities.

                               CFS BANCORP, INC.

     Interest income includes amortization of purchase premiums or discounts. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related securities, over the estimated life of the security using the level-yield method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

     Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

LOANS

     Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and portions charged off. Interest income on loans is accrued on the active unpaid principal balance. Loans held-for-sale, if any, are carried at the lower of aggregate cost or market value.

     Interest income is not accrued on loans which are delinquent 90 days or more, or for loans which management believes, after giving consideration to economic and business conditions and collection efforts, collection of interest is doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

     All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis until qualifying for return to accrual.

LOAN FEES AND COSTS

     Loan origination and commitment fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan's yield. The Company is accreting these amounts over the contractual life of the related loans. Remaining deferred loan fees and costs are reflected in income upon sale or repayment of the loan.

ALLOWANCE FOR LOSSES ON LOANS

     The Company maintains an allowance for losses on loans at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company's estimate of probable incurred losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information.

     One component of the allowance for losses on loans contains allocations for probable inherent but undetected losses within various pools of loans with similar characteristics pursuant to Statement of Financial Accounting Standards No. (SFAS) 5, Accounting for Contingencies. This component is based in part on certain loss factors applied to various loan pools as stratified by the Company. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions.

     The second component of the allowance for losses on loans contains allocations for probable losses that have been identified relating to specific borrowing relationships pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan. This component of the allowance for losses on loans consists of expected losses resulting in specific credit allocations for individual loans not considered within the above mentioned

                               CFS BANCORP, INC.

loan pools. The analysis on each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

     Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at an appropriate level. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required that could adversely affect earnings or the Company's financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for Citizens Financial and the carrying value of its other non-performing assets, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans in the future.

OTHER REAL ESTATE OWNED

     Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. Other real estate owned is recorded at fair value at the date of foreclosure. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus estimated costs to sell.

OFFICE PROPERTIES AND EQUIPMENT

     Land is carried at cost. Office properties and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 30 to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years. Leasehold improvements are amortized over the life of the lease.

BANK-OWNED LIFE INSURANCE

     The Bank has purchased life insurance policies on certain of its employees. The Bank-owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

     Other intangible assets consist of core deposit intangible assets arising from branch acquisitions. They are initially measured at fair value and then are amortized on a straight-line basis over their estimated useful lives.

LONG-TERM ASSETS

     Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

                               CFS BANCORP, INC.

LOAN COMMITMENTS AND RELATED FINANCIAL INSTRUMENTS

     Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

STOCK-BASED COMPENSATION

     The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company's employees' stock options which have been granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the Company's 1998 Recognition and Retention Plan (RRP) is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

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

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2004        2003        2002
                                                            ----------   ---------   ---------
                                                             (DOLLARS IN THOUSANDS EXCEPT PER
                                                                       SHARE DATA)
Net income (loss) (as reported)...........................   $(6,577)     $3,538      $7,205
Stock-based compensation expense determined using fair
  value method, net of tax................................       678         680         763
                                                             -------      ------      ------
Pro forma net income (loss)...............................   $(7,255)     $2,858      $6,442
                                                             =======      ======      ======
Basic earnings (loss) per share (as reported).............   $ (0.57)     $ 0.31      $ 0.60
Pro forma basic earnings (loss) per share.................     (0.63)       0.25        0.54
Diluted earnings (loss) per share (as reported)...........     (0.57)       0.30        0.58
Pro forma diluted earnings (loss) per share...............     (0.63)       0.24        0.52

     The fair value of the option grants for the years ended December 31 was estimated using the Black-Scholes option value model with the following assumptions:

                                                             2004         2003          2002
                                                          ----------   -----------   -----------
Dividend yield..........................................         3.3%          3.0%          2.8%
Expected volatility.....................................        27.4          28.3          30.2
Risk-free interest......................................         3.9           3.6           3.6
Original expected life..................................     6 years      10 years      10 years

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility.

     For additional details on the Company's stock-based compensation plans, see
Note 9 to the consolidated financial statements.

                               CFS BANCORP, INC.

INCOME TAXES

     Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Deferred tax assets are recognized for net operating losses that expire between 2016 and 2024 because the benefit is more likely than not to be realized.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of stockholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on both allocated shares and unearned shares reduce debt and accrued interest.

EARNINGS PER SHARE

     Basic earnings per common share (EPS) is net income divided by the weighted-average number of common shares outstanding during the period. ESOP shares not committed to be released and RRP shares which have not vested are not considered to be outstanding for purposes of calculating EPS. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options. The Company's potentially dilutive common shares represent shares issuable under its stock option and vested RRP plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

COMPREHENSIVE INCOME

     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

                               CFS BANCORP, INC.

PENDING ACCOUNTING PRONOUNCEMENTS

  SHARED-BASED PAYMENT

     In December 2004, the FASB issued SFAS 123, Revised, Share-Based Payment,which requires all public companies to record compensation cost for stock options and other awards provided to employees in return for employee service. The cost of the options is measured at the fair value of the options when granted, and this cost is to be expensed over the employee service period, which is normally the vesting period of the options granted. This statement will apply to awards granted or modified after the first quarter or year beginning after June 15, 2005. Compensation cost will also be recorded for prior options granted prior to this date that vest after the date of adoption. The Company plans to adopt this statement as of July 1, 2005. The effect on the Company's results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted for future awards. Existing options that will vest after the Company adopts SFAS 123, Revised, are expected to result in additional compensation expense as indicated in the table below.

                                                                    ADDITIONAL
                                                                COMPENSATION COST
                                                              ----------------------
                                                              (DOLLARS IN THOUSANDS)
Period ended July 1, 2005 thru December 31, 2005............          $  261
Years ended December 31,
  2006......................................................             428
  2007......................................................             323
  2008......................................................             197
  2009......................................................              31
                                                                      ------
                                                                      $1,240
                                                                      ======

  ACCOUNTING FOR CERTAIN LOANS OR DEBT SECURITIES ACQUIRED IN A TRANSFER

     In December 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-3 (SOP 03-3), Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. SOP 03-3 became effective for loans or debt securities acquired in fiscal years beginning after December 15, 2004. The effect of this new standard on the Company's financial position and results of operations is not expected to be material upon adoption.

LOSS CONTINGENCIES

     Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

RESTRICTIONS ON CASH

     Cash on hand or on deposit with the Federal Reserve Bank of $10.3 million and $9.4 million, respectively was required to be maintained in order to meet regulatory reserve and clearing requirements as of December 31, 2004 and 2003.

                               CFS BANCORP, INC.

DIVIDEND RESTRICTION

     Banking regulations require maintaining certain regulatory capital levels at the Bank and also limit the amount of dividends payable by the Bank to the Company. These regulations may affect the amount of cash dividends which the Company may pay to stockholders in future periods.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14 below. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

SEGMENT REPORTING

     Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Senior management evaluates the operations of the Company as one operating segment, community banking, due to the materiality of the banking operation to the Company's financial condition and results of operations, taken as a whole. As a result, separate segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans, mortgage-related services, and investment services through an outsource partner. Revenues for the significant products and services are disclosed separately in the consolidated statements of income.

RECLASSIFICATIONS

     Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.  SECURITIES

     The amortized cost of securities available-for-sale and their fair values are as follows:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
At December 31, 2004:
  GSE securities...........................  $ 96,663      $   45      $  (793)     $ 95,915
  Mortgage-backed securities...............    55,602         522         (141)       55,983
  Collateralized mortgage obligations......    48,815          94         (171)       48,738
  Trust preferred securities...............        90          --           --            90
  Equity securities........................     1,701           2         (210)        1,493
                                             --------      ------      -------      --------
                                             $202,871      $  663      $(1,315)     $202,219
                                             ========      ======      =======      ========

                               CFS BANCORP, INC.

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED
                                               COST        GAINS        LOSSES     FAIR VALUE
                                             ---------   ----------   ----------   ----------
                                                          (DOLLARS IN THOUSANDS)
At December 31, 2003:
  GSE securities and commercial paper......  $132,127      $  692      $    --      $132,819
  Mortgage-backed securities...............   108,468         888         (255)      109,101
  Collateralized mortgage obligations......    75,245         626          (73)       75,798
  Trust preferred securities...............     6,148          --         (562)        5,586
  Equity securities........................     2,958         178         (136)        3,000
                                             --------      ------      -------      --------
                                             $324,946      $2,384      $(1,026)     $326,304
                                             ========      ======      =======      ========

     The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale securities:

                                                              2004     2003    2002
                                                             -------   -----   -----
                                                             (DOLLARS IN THOUSANDS)
Available-for-sale securities:
  Gross realized gains.....................................  $ 1,544   $ 469   $ 740
  Gross realized losses....................................     (825)     (1)   (441)
  Impairment losses........................................   (1,018)   (120)     --
                                                             -------   -----   -----
     Net realized gains (losses)...........................  $  (299)  $ 348   $ 299
                                                             =======   =====   =====
  Income tax expense (benefit) on realized gains
     (losses)..............................................  $  (126)  $ 123   $  87

     During 2003, the Company sold $15.3 million of held-to-maturity mortgage-backed securities. Market conditions were deemed optimal for selling these securities and allowed the Company to reinvest the proceeds into structures with anticipated higher total returns. The gross realized gains on the sales of these securities were $1.4 million (net of tax, $874,000).

     In conjunction with the 2003 sale of the above held-to-maturity securities, the Company reclassified the remaining held-to-maturity portfolio totaling $3.2 million to available-for-sale as a reflection of its intent to hold all investments as available-for-sale. The transfer of these securities to available-for-sale resulted in $61,000 of additional unrealized gains as of December 31, 2003.

     The amortized cost and fair value of securities at December 31, 2004, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

                                                                AVAILABLE-FOR-SALE
                                                              ----------------------
                                                              AMORTIZED      FAIR
                                                                 COST        VALUE
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Due in one year or less.....................................   $     --    $     --
Due after one year through five years.......................     96,663      95,915
Due after more than ten years...............................         90          90
Mortgage-backed securities..................................     55,602      55,983
Collateralized mortgage obligations.........................     48,815      48,738
Equity securities...........................................      1,701       1,493
                                                               --------    --------
                                                               $202,871    $202,219
                                                               ========    ========

                               CFS BANCORP, INC.

     Securities pledged to secure public deposits as of December 31, 2004 and 2003 had carrying amounts of $1.6 million and $1.7 million, respectively. At year end 2004 and 2003, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies, and government sponsored entities, in an amount greater than 10% of stockholders' equity.

     Securities with unrealized losses as of December 31, 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are presented in the following tables.

                                                   DECEMBER 31, 2004
                          -------------------------------------------------------------------
                           LESS THAN 12 MONTHS     12 MONTHS OR MORE            TOTAL
                          ---------------------   -------------------   ---------------------
                            FAIR     UNREALIZED    FAIR    UNREALIZED     FAIR     UNREALIZED
                           VALUE       LOSSES     VALUE      LOSSES      VALUE       LOSSES
                          --------   ----------   ------   ----------   --------   ----------
                                                (DOLLARS IN THOUSANDS)
GSE securities..........  $ 81,837    $  (793)    $   --     $  --      $ 81,837    $  (793)
Mortgage-backed
  securities............    21,096       (127)     1,623       (14)       22,719       (141)
Collateralized mortgage
  obligations...........    17,726       (100)     5,005       (71)       22,731       (171)
Trust preferred
  securities............        --         --         --        --            --         --
Equity securities.......        --         --      1,365      (210)        1,365       (210)
                          --------    -------     ------     -----      --------    -------
                          $120,659    $(1,020)    $7,993     $(295)     $128,652    $(1,315)
                          ========    =======     ======     =====      ========    =======

                                                    DECEMBER 31, 2003
                            -----------------------------------------------------------------
                            LESS THAN 12 MONTHS     12 MONTHS OR MORE           TOTAL
                            --------------------   -------------------   --------------------
                             FAIR     UNREALIZED    FAIR    UNREALIZED    FAIR     UNREALIZED
                             VALUE      LOSSES     VALUE      LOSSES      VALUE      LOSSES
                            -------   ----------   ------   ----------   -------   ----------
                                                 (DOLLARS IN THOUSANDS)
Mortgage-backed
  securities..............  $34,371     $(255)     $   --     $  --      $34,371    $  (255)
Collateralized mortgage
  obligations.............    5,063       (73)         --        --        5,063        (73)
Trust preferred
  securities..............       --        --       5,884      (562)       5,884       (562)
Equity securities.........       49        (1)      1,354      (135)       1,403       (136)
                            -------     -----      ------     -----      -------    -------
                            $39,483     $(329)     $7,238     $(697)     $46,721    $(1,026)
                            =======     =====      ======     =====      =======    =======

     The Company evaluates securities for other-than-temporary (OTT) impairment on a quarterly basis, and more frequently when economic or market concerns warrant additional evaluations. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer's financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition.

     If management determines that an investment experienced an OTT decline in value, the loss is recognized in the income statement. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income in stockholders' equity) and not recognized in income until the security is ultimately sold. During 2004, management identified one trust preferred security with an OTT impairment of $1.0 million.

                               CFS BANCORP, INC.

     Management does not believe any remaining individual unrealized loss as of December 31, 2004 represents an OTT impairment. The unrealized losses reported for agency securities, mortgage-backed securities and collateralized mortgage obligations are, in their entirety, on securities issued by the federal government, its agencies or government sponsored entities (GSEs), including the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Association
(GNMA), and in management's belief, are attributable to changes in interest rates and the resultant change in the shape of the yield curve. The unrealized losses associated with the equity relates to one issuance. Management believes that the unrealized loss is specifically related to the changes in the interest rates and resultant change in the shape of the yield curve.

3.  LOANS RECEIVABLE

     Loans receivable, net of unearned fees, consist of the following:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Commercial and construction loans:
  Commercial real estate....................................   $396,420     $429,883
  Construction and land development.........................    145,162      125,636
  Commercial and industrial.................................     58,682       36,222
                                                               --------     --------
     Total commercial and construction loans................    600,264      591,741
Retail loans:
  Single-family residential.................................    277,501      316,774
  Home equity loans and lines of credit.....................    102,981       71,360
  Other.....................................................      7,339        2,704
                                                               --------     --------
     Total retail loans.....................................    387,821      390,838
                                                               --------     --------
  Total loans receivable, net of unearned fees..............   $988,085     $982,579
                                                               ========     ========

     The Bank's lending activities have been concentrated primarily within its market area as well as the Midwestern United States.

     At December 31, 2004 and 2003, the Company had $3.4 million and $3.4 million of loans held for sale.

     At December 31, 2004 and 2003, the Company serviced $14.3 million and $10.8 million, respectively, of loans for others.

     Activity in the allowance for losses on loans is summarized as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of year............................  $10,453   $ 8,721   $ 7,662
Provision for losses on loans...........................    8,885     2,326     1,956
Charge-offs.............................................   (6,229)     (760)   (1,183)
Recoveries..............................................      244       166       286
                                                          -------   -------   -------
Balance at end of year..................................  $13,353   $10,453   $ 8,721
                                                          =======   =======   =======

                               CFS BANCORP, INC.

     Impaired loans were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2004        2003
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Impaired loans:
  With a valuation reserve..................................   $25,120      $4,306
  With no valuation reserve required........................        --         387
                                                               -------      ------
Total impaired loans........................................   $25,120      $4,693
                                                               =======      ======
Valuation reserve relating to impaired loans................   $ 6,366      $  798
Average impaired loans during year..........................    37,669       4,745
Interest income recognized during impairment................       226          --
Cash-basis interest income recognized.......................        79           3

     Total nonperforming loans as of December 31, 2004 and 2003 were $27.7 million and $22.7 million, respectively. There were no loans past due greater than 90 days still on accrual as of December 31, 2004 and 2003. Of the total impaired loans as of December 31, 2004 and 2003, $16.1 million and $4.7 million, respectively, were on nonaccrual.

4.  OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:

                                                                           DECEMBER 31,
                                                     ESTIMATED        -----------------------
                                                    USEFUL LIVES         2004         2003
                                                    ------------      ----------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Land...........................................                        $ 3,288      $ 2,202
Buildings......................................     30-40 years         16,232       15,315
Leasehold improvements.........................  Over term of lease      1,472        1,511
Furniture and equipment........................      3-15 years         12,038       12,421
Construction in progress.......................                             98          196
                                                                       -------      -------
                                                                        33,128       31,645
Less: accumulated depreciation and
  amortization.................................                         17,617       17,907
                                                                       -------      -------
                                                                       $15,511      $13,738
                                                                       =======      =======

     Depreciation expense charged to operations in 2004, 2003 and 2002, approximated $1.5 million, $1.5 million and $1.8 million, respectively.

                               CFS BANCORP, INC.

  OPERATING LEASES

     At December 31, 2004, the Company and its subsidiaries were obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates throughout the year 2008. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices. The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2004, have initial or remaining noncancelable lease terms in excess of one year.

                                                              (DOLLARS IN THOUSANDS)
Year Ended December 31:
  2005......................................................          $  589
  2006......................................................             509
  2007......................................................             233
  2008......................................................             127
                                                                      ------
                                                                      $1,458
                                                                      ======

     Rental expense charged to operations in 2004, 2003 and 2002, amounted to approximately $675,000, $405,000 and $605,000, respectively, including amounts paid under short-term cancelable leases.

5.  GOODWILL AND INTANGIBLE ASSETS

     As of December 31, 2004 and 2003, the Company had $1.2 million of goodwill which was acquired through the Company's 2003 acquisition of a bank branch in Illinois. The goodwill was not impaired during either 2004 or 2003.

     The Company also acquired core deposit intangibles in conjunction with the same bank branch acquisition. The intangible assets acquired amounted to $325,000 in cost. For the years ended December 31, 2004 and 2003, the amortization expense related to these intangibles was $65,000 and $16,000, respectively.

     Estimated amortization expense for each of the next four years is as follows:

                                                              (DOLLARS IN THOUSANDS)
Year Ended December 31:
  2005......................................................           $ 65
  2006......................................................             65
  2007......................................................             65
  2008......................................................             49
                                                                       ----
                                                                       $244
                                                                       ====

                               CFS BANCORP, INC.

6.  DEPOSITS

     Deposits and interest rate data are summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Checking accounts:
  Non-interest bearing......................................   $ 51,713     $ 40,017
  Interest-bearing..........................................     94,878       91,385
Money market accounts.......................................    147,211      123,799
Savings accounts............................................    196,358      204,312
                                                               --------     --------
  Core deposits.............................................    490,160      459,513
Certificate of deposit accounts:
  One year or less..........................................    264,301      414,341
  Over one to two years.....................................     68,168       58,971
  Over two to three years...................................     19,761       23,260
  Over three to four years..................................     12,501       15,422
  Over four to five years...................................      6,648        5,348
  More than five years......................................      1,639        1,585
                                                               --------     --------
  Total time deposits.......................................    373,018      518,927
                                                               --------     --------
     Total deposits.........................................   $863,178     $978,440
                                                               ========     ========
Weighted-average cost of deposits...........................       1.52%        1.69%

     The aggregate amount of deposits in denominations of greater than $100,000 was $228.1 million and $232.6 million at December 31, 2004 and 2003, respectively. Deposits in excess of $100,000 generally are not federally insured.

                               CFS BANCORP, INC.

7.  BORROWED MONEY

     Borrowed money consists of the following:

                                                             DECEMBER 31,
                                               -----------------------------------------
                                                      2004                  2003
                                               -------------------   -------------------
                                               WEIGHTED              WEIGHTED
                                               AVERAGE               AVERAGE
                                                 RATE      AMOUNT      RATE      AMOUNT
                                               --------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
Secured advances from FHLB -- Indianapolis:
  Maturing in 2005 -- variable-rate..........    1.95%    $ 34,000       --%    $     --
  Maturing in 2005 -- fixed-rate.............    3.00       10,000       --           --
  Maturing in 2006 -- fixed rate.............    3.41       87,000       --           --
  Maturing in 2007 -- fixed rate.............    3.65       87,000       --           --
  Maturing in 2008 -- fixed rate.............    3.89       72,000       --           --
  Maturing in 2009 -- fixed rate.............    4.09       15,000       --           --
  Maturing in 2010 -- fixed-rate.............      --           --     5.92      400,000
  Maturing in 2014 -- fixed-rate(1)..........    6.71        1,227     6.71        1,244
  Maturing in 2018 -- fixed-rate(1)..........    5.54        2,865     5.54        2,911
  Maturing in 2019 -- fixed-rate(1)..........    6.31        7,691     6.32        7,835
Secured advances from FHLB -- Chicago:
  Maturing in 2008 -- fixed-rate.............      --           --     5.26        6,500
                                                          --------              --------
                                                           316,783               418,490
Less: deferred premium on early
  extinguishment of debt.....................              (30,172)                   --
                                                          --------              --------
                                                          $286,611              $418,490
                                                          ========              ========
Weighted-average interest rate...............    3.55%                 5.92%

---------------

(1) These advances are amortizing borrowings and are listed by their contractual maturity.

     During the third quarter of 2004, the Company repaid $6.5 million of advances maturing in 2008 which bore a 5.26% fixed interest rate and recognized a $485,000 charge to other non-interest expense. During the fourth quarter of 2004, the Company repaid $400.0 million of callable fixed-rate advances with an average cost of 5.92% and an average remaining term of 64.2 months. These prepaid advances were replaced with $325.0 million of new non-callable FHLB advances. These new advances included an aggregate $271.0 million of non-callable fixed-rate FHLB advances with an average cost of 3.64% and an average term of 34.3 months in a laddered portfolio with maturities ranging from 21 to 60 months. The new borrowings also included $54.0 million of short-term variable-rate borrowings, of which, $20.0 million was repaid on December 31, 2004.

     The Company paid $42.0 million of prepayment penalties related to the prepaid advances and recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense during the fourth quarter of 2004. The remaining $32.2 million of prepayment penalties are deferred as an adjustment to the carrying value of the borrowings and will be recognized in interest expense as an adjustment to the cost of the new borrowings over their remaining life. The increase in interest expense related to the remaining prepayment penalties is expected to be $14.4 million, $9.6 million, $4.5 million, $1.5 million and $200,000 in the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

                               CFS BANCORP, INC.

     Required principal payments are as follows:

                                                              (DOLLARS IN THOUSANDS)
Year Ended December 31:
  2005......................................................         $ 44,221
  2006......................................................           87,237
  2007......................................................           87,254
  2008......................................................           72,271
  2009......................................................           15,290
  Thereafter................................................           10,510
                                                                     --------
                                                                     $316,783
                                                                     ========

     Pursuant to collateral agreements with the Federal Home Loan Bank of Indianapolis (FHLB-IN), advances are secured by the following assets:

DESCRIPTION OF COLLATERAL                                         AMOUNT PLEDGED
-------------------------                                     ----------------------
                                                              (DOLLARS IN THOUSANDS)
FHLB-IN stock...............................................         $ 27,665
Loans secured by residential first mortgage loans...........          255,006
Loans secured by commercial first mortgage loans............          263,961
GSE securities..............................................           15,426
Mortgage-backed securities and collateralized mortgage
  obligations...............................................           86,261
                                                                     --------
                                                                     $648,319
                                                                     ========

     As of December 31, 2004, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds. During 2004, these lines were used for liquidity purposes. As of December 31, 2004, these lines had a zero balance. The maximum amount borrowed during the year ended December 31, 2004 was $15.0 million and the weighted-average rate paid was 1.93%.

     Interest expense on borrowed money totaled $26.1 million, $26.4 million and $27.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

8.  EMPLOYEE BENEFIT PLANS

     The Company participates in an industry-wide, multi-employer, defined benefit pension plan, which covers all full-time employees who have attained at least 21 years of age and completed one year of service. Calculations to determine full-funding status are made annually as of June 30. Pension expense for the years ended December 31, 2004, 2003 and 2002 was $200,000, $1.6 million and $889,000, respectively. Asset and plan benefit information is not available for participating associations on an individual basis.

     Benefits were frozen under the defined benefit pension plan effective March 1, 2003. Although no further benefits will accrue while the freeze remains in place, the freeze does not reduce the benefits accrued to date. Even though the benefits are frozen, the Company will review the funding level and will continue to make necessary contributions to keep the plan adequately funded.

     The Company also participates in a single-employer defined contribution plan, which qualifies under section 401(k) of the Internal Revenue Code. Participation eligibility in this plan is substantially the same as in the aforementioned defined benefit pension plan. This plan allows for employee contributions up to 12% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Plan

                               CFS BANCORP, INC.

expense for the years ended December 31, 2004, 2003 and 2002 was $239,000, $230,000 and $252,000, respectively.

     Effective January 1, 2005, the Company's match under this plan will no longer be distributed as an addition to the employees' contributions. In accordance with the amended plan documents, the match will be paid out on an annual basis as shares distributed through the Company's Employee Stock Ownership Plan. Any distribution through the ESOP will be made under the original specified percentage of employee contributions and will constitute future expense under the ESOP plan.

     The Company provides supplemental retirement benefits for certain senior officers in the form of payments upon retirement, death, or disability. The annual benefit is based on actuarial computations of existing plans without imposing Internal Revenue Service limits. This plan was frozen in 2003 along with the Company's pension plan. There was no expense related to this plan in 2004. Expenses related to this plan for the years ended December 31, 2003 and 2002, were $29,000 and $87,000, respectively.

     Effective January 1, 2005, the Company approved the Directors' Deferred Compensation Plan (DDCP) for compensation paid to non-executive directors of the Company and its affiliates. Under the plan, a director who elects to participate in the DDCP may elect to defer all or any part of the compensation earned by the director for services as a director until a designated time, the director's death or cessation of service as a director. The DDCP also allows the directors to receive common stock of the Company in lieu of the cash compensation that would otherwise be payable to them. The Company will accrue a liability for any obligation under these plans beginning in 2005. There has been no expense incurred for the deferred directors' fees prior to this plan taking effect.

9.  STOCK-BASED BENEFIT PLANS

     In 1998, the Company established an Employee Stock Ownership Plan (ESOP) for the employees of the Company and the Bank. The ESOP is a qualified pension plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. Upon formation, the ESOP borrowed $14.3 million from the Company and purchased 1,428,300 shares of common stock. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-twelfth of the shares are scheduled to be released each year as one-twelfth of the loan (principal and interest) is scheduled to be repaid each year. Dividends on both allocated and unallocated shares are used to pay down the loan. Expense related to this ESOP was $1.7 million for each of the three years ended December 31, 2004, 2003 and 2002. ESOP shares not committed to be released are not considered outstanding for purposes of computing EPS. The Bank made contributions to the ESOP plan in order to pay down the loan outstanding totaling $1.3 million for each of the three years ended December 31, 2004, 2003 and 2002.

     Effective January 1, 2005, the ESOP plan was amended to allow for the distribution of the Company's 401(k) match to be made by distributing shares from the ESOP to the employees. This distribution will be made on an annual basis in conjunction with the annual allocations of the ESOP.

     The following table summarizes shares of Company common stock held by the
ESOP:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
Shares allocated to participants............................     652,576      579,837
Unallocated and unearned shares.............................     595,947      715,680
                                                              ----------   ----------
                                                               1,248,523    1,295,517
                                                              ==========   ==========
Fair value of unearned ESOP shares..........................  $    8,504   $   10,592

                               CFS BANCORP, INC.

     The Company also provides supplemental retirement benefits for certain senior officers under the ESOP. This benefit is also based on computations for the existing plan exclusive of Internal Revenue Service limits. Expenses related to this plan for the years ended December 31, 2004, 2003 and 2002, were $47,000, $72,000 and $86,000, respectively.

     In February 1999, the Company, with shareholder approval, established the RRP, which is a stock-based incentive plan, and a stock option plan. The Bank contributed $7.5 million to the RRP to purchase a total of 714,150 shares of Company common stock. On April 1, 1999, the Compensation Committee of the Board of Directors granted 707,000 shares under this plan to 92 participants. On April 1, 2003, the Compensation Committee also granted 21,000 shares to five participants. On April 1, 2004, the remaining 1,050 shares were granted to two participants.

     The following table summarizes shares of Company's common stock within the RRP at December 31, 2004:


Shares purchased by the plan................................   714,150
Shares granted in 1999......................................  (707,000)
Shares forfeited in 1999....................................     2,000
Shares forfeited in 2000....................................     6,800
Shares forfeited in 2001....................................     2,700
Shares forfeited in 2002....................................     2,600
Shares granted in 2003......................................   (21,000)
Shares forfeited in 2003....................................       800
Shares granted in 2004......................................    (1,050)
                                                              --------
Shares available for grant December 31, 2004................        --
                                                              ========

     The shares granted in the RRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period from the date of grant and is based on the market value of the Company's stock as of the date of grant. The remaining unamortized cost of the RRP is reflected as a reduction in stockholders' equity. Compensation expense under this plan for the years ended December 31, 2004, 2003 and 2002 was $1.4 million, $1.3 million and $1.5 million, respectively.

     The Company has stock option plans under which shares of Company common stock are reserved for the grant of both incentive and non-qualified stock options to directors, officers, and employees. The dates the options are first exercisable and expire are determined by the Compensation Committee. The exercise price of the options is equal to the fair market value of the common stock on the grant date.

                               CFS BANCORP, INC.

     The following is a combined analysis of the stock option activity for each of the three years ended December 31, 2004, 2003 and 2002.

                                                           NUMBER OF      EXERCISE PRICE
                                                             SHARES         PER SHARE
                                                         --------------   --------------
                                                         (IN THOUSANDS)
Outstanding at January 1, 2002.........................      1,772        $1.85 - $14.46
Granted................................................        159        13.43 -  14.24
Exercised..............................................        (99)        1.85 -  11.25
Forfeited..............................................        (34)        8.44 -  14.24
                                                             -----        --------------
Outstanding at December 31, 2002.......................      1,798         4.21 -  14.46
Granted................................................        280        13.99 -  14.76
Exercised..............................................       (185)        4.21 -  14.00
Forfeited..............................................        (79)        8.19 -  14.25
                                                             -----        --------------
Outstanding at December 31, 2003.......................      1,814         4.78 -  14.76
Granted................................................        223        14.64 -  14.64
Exercised..............................................       (246)        4.78 -  13.09
Forfeited..............................................        (26)        8.44 -  14.64
                                                             -----        --------------
Outstanding at December 31, 2004.......................      1,765        $4.78 - $14.76
                                                             =====        ==============

     At December 31, 2004, there were 230,845 shares available for future grants. The weighted average exercise price of stock options exercised during 2004 was $9.49. The weighted average exercise price of options forfeited during 2004 was $14.13. The fair value of stock options granted during 2004 was $3.27 per share. Assumptions for fair value of option grants are included in Note 1.

     Options outstanding at December 31, 2004 were as follows:

                                                  AS OF DECEMBER 31, 2004
                               --------------------------------------------------------------
                                             OUTSTANDING                     EXERCISABLE
                               ---------------------------------------   --------------------
                                               WEIGHTED       WEIGHTED               WEIGHTED
                                               AVERAGE        AVERAGE                AVERAGE
                                              REMAINING       EXERCISE               EXERCISE
  RANGE OF EXERCISE PRICES:     NUMBER     CONTRACTUAL LIFE    PRICE      NUMBER      PRICE
  -------------------------    ---------   ----------------   --------   ---------   --------
$ 4.78 - $ 7.00..............     54,073         1.1           $ 5.54       54,073    $ 5.54
$ 7.01 - $10.00..............    828,080         4.4             9.78      810,820      9.81
$10.01 - $13.00..............    221,800         6.3            11.16      158,640     11.16
$13.01 - $14.76..............    660,706         8.3            14.17      186,976     13.90
                               ---------                                 ---------
Outstanding..................  1,764,659                                 1,210,509
                               =========                                 =========

                               CFS BANCORP, INC.

10.  INCOME TAXES

     The income tax provision consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2004      2003     2002
                                                           -------   ------   -------
                                                             (DOLLARS IN THOUSANDS)
Current tax expense (benefit):
  Federal................................................  $(6,066)  $1,046   $ 4,236
  State..................................................       --      158       317
Deferred tax expense (benefit):
  Federal................................................      114     (433)   (1,423)
  State..................................................   (1,252)    (170)     (159)
                                                           -------   ------   -------
                                                           $(7,204)  $  601   $ 2,971
                                                           =======   ======   =======

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                               2004     2003    2002
                                                              ------   ------   -----
Statutory rate..............................................  (35.0)%   35.0%   35.0%
State taxes.................................................   (5.9)    (0.3)    1.8
Bank-owned life insurance...................................   (3.7)   (12.2)   (5.2)
Other.......................................................   (7.7)    (8.0)   (2.4)
                                                              -----    -----    ----
Effective rate..............................................  (52.3)%   14.5%   29.2%
                                                              =====    =====    ====

                               CFS BANCORP, INC.

     Significant components of deferred tax assets and liabilities are as follows:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2004      2003
                                                              -------   ------
                                                                (DOLLARS IN
                                                                 THOUSANDS)
Deferred tax assets:
  Allowance for losses on loans.............................  $ 5,204   $4,112
  Deferred compensation.....................................      560      895
  Deferred loan fees........................................    1,291    1,238
  Operating loss/tax credit carry forward...................   12,278       --
  Other.....................................................      395       --
                                                              -------   ------
                                                               19,728    6,245
Deferred tax liabilities:
  Depreciation..............................................      144       98
  Unamortized premium on early extinguishment of debt.......   11,715       --
  FHLB stock dividends......................................    1,146      689
  Other.....................................................      601      474
                                                              -------   ------
                                                               13,606    1,261
                                                              -------   ------
Net deferred tax asset......................................    6,122    4,984
Tax effect of adjustment related to unrealized
  (appreciation) depreciation on available-for-sale
  securities................................................      218     (450)
                                                              -------   ------
Net deferred tax assets including adjustments...............  $ 6,340   $4,534
                                                              =======   ======

     The Bank has qualified under provisions of the Internal Revenue Code, which permitted it to deduct from taxable income an allowance for bad debts, which differs from the provision for such losses charged to income. Accordingly, retained earnings at December 31, 2004 include approximately $12.5 million, for which no provision for income taxes has been made. If in the future this portion of retained earnings is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable rates. If income taxes had been provided, the deferred tax liability would have been approximately $4.9 million.

     At December 31, 2004, the Company had federal and state net operating losses of $28.5 million and $34.4 million, respectively, which are being carried forward to reduce future taxable income. The carryforwards expire between 2016 and 2024.

11.  RELATED PARTY DISCLOSURES

     The Company has no material related party transactions which would require disclosure. In compliance with applicable banking regulations, the Company may extend credit to certain officers and directors of the Company and its subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.

12.  REGULATORY CAPITAL

     The principal source of cash flow for the Company is dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the

                               CFS BANCORP, INC.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below of the total risk-based, tangible, and core capital, as defined in the regulations. As of December 31, 2004, the Bank met all capital adequacy requirements to which it is subject.

     As of December 31, 2004, the Bank is categorized as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Bank must maintain minimum total risk-based, tangible, and core ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the institution's category. At December 31, 2004, the Bank's adjusted total assets were $1.3 billion and its risk-weighted assets were $1.1 billion.

                                                                        TO BE WELL-CAPITALIZED
                                                FOR CAPITAL ADEQUACY   UNDER PROMPT CORRECTIVE
                                  ACTUAL              PURPOSES            ACTION PROVISIONS
                             ----------------   --------------------   ------------------------
                              AMOUNT    RATIO    AMOUNT      RATIO       AMOUNT        RATIO
                             --------   -----   ---------   --------   -----------   ----------
                                                   (DOLLARS IN THOUSANDS)
As of December 31, 2004:
  Risk-based...............  $131,660   12.23%   $86,155      >8.00%    $107,694       >10.00%
  Tangible.................   120,075    9.24     19,485      >1.50       25,980        >2.00
  Core.....................   120,075    9.24     51,961      >4.00       64,951        >5.00
As of December 31, 2003:
  Risk-based...............  $141,974   13.04%   $87,083      >8.00%    $108,854       >10.00%
  Tangible.................   131,521    8.46     23,307      >1.50       31,076        >2.00
  Core.....................   131,521    8.46     62,152      >4.00       77,690        >5.00

                               CFS BANCORP, INC.

13.  COMMITMENTS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
TYPE OF COMMITMENT
To originate retail loans:
  Fixed rates ( 3.90% - 10.25% in 2004 and 6.50% in 2003)...   $  5,761     $  1,104
  Variable rates............................................      3,250       28,334
To originate commercial real estate loans:
  Fixed rates (6.00% in 2004 and 5.75% - 7.25% in 2003).....      1,575        6,834
  Variable rates............................................      9,193        3,401
To originate commercial and industrial loans:
  Fixed rates (6.75% - 7.25%)...............................        255           --
  Variable rates............................................        455        1,139
To purchase loans on commercial real estate:
  Fixed rates (6.25% - 7.00%)...............................      3,500           --
  Variable rates............................................      1,500           --
Unused lines of credit and construction loans...............    187,517      139,913
Letters of credit:
  Secured by cash...........................................        270          965
  Real estate...............................................      8,851        5,594
  Business assets...........................................        365           --
  Unsecured.................................................          9           --
  Other -- Credit enhancements..............................     48,639       44,149

     The above listed commitments do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. All commitments to extend credit or to purchase loans expire within the following year. Letters of credit expire at various times through 2014.

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

     The letters of credit and credit enhancements provided by the Company are considered financial guarantees under FASB Interpretation 45 Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and are carried in the aggregate at a fair value of $564,000 as of December 31, 2004.

14.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate their value, is summarized below. In cases where quoted market prices are not available, fair values are based on estimates using present value or

                               CFS BANCORP, INC.

other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

     No fair value disclosure is required with respect to certain financial instruments and all nonfinancial instruments. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     The carrying amounts and fair values of financial instruments consist of the following:

                                                         DECEMBER 31,
                                       -------------------------------------------------
                                                2004                      2003
                                       -----------------------   -----------------------
                                        CARRYING       FAIR       CARRYING       FAIR
                                         AMOUNT       VALUE        AMOUNT       VALUE
                                       ----------   ----------   ----------   ----------
                                                    (DOLLARS IN THOUSANDS)
FINANCIAL ASSETS
Cash and cash equivalents............  $   38,094   $   38,094   $  177,751   $  177,751
Securities, available-for-sale.......     202,219      202,219      326,304      326,304
Federal Home Loan Bank stock.........      27,665       27,665       26,766       26,766
Loans receivable, net of allowance
  for losses on loans................     974,732      984,445      972,126    1,004,592
Accrued interest receivable..........       5,456        5,456        6,624        6,624
                                       ----------   ----------   ----------   ----------
Total financial assets...............  $1,248,166   $1,257,879   $1,509,571   $1,542,037
                                       ==========   ==========   ==========   ==========
FINANCIAL LIABILITIES
Deposits.............................  $  863,178   $  863,562   $  978,440   $  986,052
Borrowed money.......................     286,611      317,391      418,490      474,930
Accrued interest payable.............         678          678        1,570        1,570
                                       ----------   ----------   ----------   ----------
Total financial liabilities..........  $1,150,467   $1,181,631   $1,398,500   $1,462,552
                                       ==========   ==========   ==========   ==========

     The carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable. Securities fair values are based on quotes received from a third-party pricing source.

     The Company determined that for both variable-rate and fixed-rate loans, fair values are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

     The fair value of checking, savings, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

     The fair value of borrowed money is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.

     The fair value of the Company's off-balance sheet instruments is nominal.

                               CFS BANCORP, INC.

15.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------
                                                    2004            2003            2002
                                                -------------   -------------   -------------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
Net income (loss).............................   $    (6,577)    $     3,538     $     7,205
                                                 ===========     ===========     ===========
Weighted average common shares outstanding....    11,599,996      11,289,254      12,000,589
Common share equivalents(1)...................       297,498         413,381         491,560
                                                 -----------     -----------     -----------
Weighted average common shares and common
  share equivalents outstanding...............    11,897,494      11,702,635      12,492,149
                                                 ===========     ===========     ===========
Basic earnings (loss) per share...............   $     (0.57)    $      0.31     $      0.60
Diluted earnings (loss) per share.............         (0.57)           0.30            0.58

---------------

(1) Assumes exercise of dilutive stock options and also a portion of the unearned awards under the RRP.

16.  OTHER COMPREHENSIVE INCOME

     The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2004      2003      2002
                                                          -------   -------   -------
                                                            (DOLLARS IN THOUSANDS)
Unrealized holding gains (losses) arising during the
  period:
  Unrealized net gains (losses).........................  $(2,309)  $ 3,371   $(3,838)
  Related tax (expense) benefit.........................      806    (1,241)    1,230
                                                          -------   -------   -------
  Net...................................................   (1,503)    2,130    (2,608)
Less: reclassification adjustment for net gains realized
  during the period:
  Realized net gains (losses)...........................     (299)    1,780       299
  Related tax (expense) benefit.........................      126      (681)      (65)
                                                          -------   -------   -------
  Net...................................................     (173)    1,099       234
                                                          -------   -------   -------
Total other comprehensive income (loss).................  $(1,330)  $ 1,031   $(2,842)
                                                          =======   =======   =======

17.  LEGAL PROCEEDINGS

     In 1983, with the assistance of the Federal Savings and Loan Insurance Corporation (FSLIC) as set forth in an assistance agreement (Assistance Agreement), the Bank acquired First Federal Savings and Loan Association of East Chicago, East Chicago, Indiana (East Chicago Savings), and Gary Federal Savings and Loan Association, Gary, Indiana (Gary Federal). The FSLIC-assisted supervisory acquisitions of East Chicago Savings and Gary Federal were accounted for using the purchase method of accounting which resulted in supervisory goodwill (the excess of cost over the fair value of net assets acquired), an intangible asset, of $52.9 million, compared to $40.2 million of goodwill as reported on a generally accepted accounting principles basis. Such goodwill was included in the Bank's regulatory capital. The Assistance Agreement relating to the Bank's acquisitions of East Chicago Savings and Gary Federal provided for the inclusion of supervisory goodwill as an asset on the Bank's balance sheet, to be amortized over 35 years for regulatory

                               CFS BANCORP, INC.

purposes and includable in regulatory capital. Pursuant to the regulations adopted by the OTS to implement the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the regulatory capital requirement for federal savings banks was increased and the amount of supervisory goodwill that could be included in regulatory capital decreased significantly. At September 30, 1989, the Bank had approximately $26.0 million of remaining supervisory goodwill. Even excluding supervisory goodwill, however, the Bank exceeded the capital requirements of FIRREA at such date. As of January 1, 1994, the Bank adopted FASB Statement No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions. Upon the adoption of this change in accounting principle, the Bank wrote down the remaining balance of the goodwill.

     On May 13, 1993, the Bank filed suit against the U.S. government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit was filed in the United States Court of Federal Claims and is titled Citizens Financial Services, FSB, v. United States (Case No. 93-306-C). The Bank was granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The damages case went to trial in June 2004 and concluded in early July 2004.

     The Bank sought damages of more than $20.0 million based on the report and testimony of its expert witness. The Government's position was that the Bank suffered no compensable damage as a result of the breach. On March 7, 2005, the Court of Claims' judge entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the Government is entitled to recover certain costs from the Bank with respect to one claim that the Bank had voluntarily dismissed during the proceeding. At this time, the Company has no information regarding the amount of costs that the Government may seek to recover from the Bank. Management of the Company is currently reviewing its options and has 60 days from the date of the trial court's decision in which to file an appeal. The Bank's cost, including attorneys' fees, experts' fees, and related expenses of the litigation was approximately $1.4 million, $183,000 and $258,000 in 2004, 2003 and 2002, respectively.

     Other than the above-referenced litigation, the Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

                               CFS BANCORP, INC.

18.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The tables on the following pages represent the condensed statement of financial condition as of December 31, 2004 and 2003 and condensed statement of income and cash flows for the three years ended December 31, 2004 for CFS Bancorp, Inc., the parent company.

                       CONDENSED STATEMENTS OF CONDITION
                             (PARENT COMPANY ONLY)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
Cash on hand and in banks...................................   $ 11,926     $  2,594
Securities available-for-sale...............................        337        7,374
Investment in subsidiary....................................    126,943      134,269
Mortgage loans..............................................         --        2,421
Loan receivable from ESOP...................................      7,429        8,580
Accrued interest receivable.................................         --           33
Prepaid expenses and other assets...........................      2,864        2,235
                                                               --------     --------
Total assets................................................   $149,499     $157,506
                                                               ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Accrued taxes and other liabilities.......................   $  1,588     $  1,553
Total stockholders' equity..................................    147,911      155,953
                                                               --------     --------
Total liabilities and stockholders' equity..................   $149,499     $157,506
                                                               ========     ========

                         CONDENSED STATEMENTS OF INCOME
                             (PARENT COMPANY ONLY)

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2004      2003      2002
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Dividends from subsidiary...................................  $ 2,941   $ 4,844   $12,500
Interest income.............................................    1,019     1,402     1,882
Net gain (loss) on sale of investments......................   (1,038)      (11)      299
Non-interest expense........................................   (1,276)   (1,202)   (1,190)
                                                              -------   -------   -------
Net income before income taxes and equity in earnings (loss)
  of subsidiary.............................................    1,646     5,033    13,491
Income tax benefit (expense)................................      528       (15)     (288)
                                                              -------   -------   -------
Net income before equity in undistributed earnings (loss) of
  subsidiary................................................    2,174     5,018    13,203
Equity in undistributed earnings (loss) of subsidiary.......   (8,751)   (1,480)   (5,998)
                                                              -------   -------   -------
Net income (loss)...........................................  $(6,577)  $ 3,538   $ 7,205
                                                              =======   =======   =======

                               CFS BANCORP, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (PARENT COMPANY ONLY)

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2004       2003       2002
                                                              -------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Operating activities:
  Net income (loss).........................................  $(6,577)  $  3,538   $  7,205
  Adjustments to reconcile net income (loss) to net cash
     used by operating activities:
       Net accretion of premiums/discounts..................       (3)        (3)      (710)
       Impairment of securities.............................    1,018        120         --
       Equity in undistributed earnings (loss) of the
          Bank..............................................    8,751      1,480      5,998
       Net loss (gain) on sale of available-for-sale
          investment securities.............................       20       (109)      (299)
       Decrease in interest receivable......................       32         15         71
       (Increase) decrease in prepaid expenses and other
          assets............................................     (631)       (58)    (1,196)
       Increase (decrease) in other liabilities.............      106     (1,832)     2,221
                                                              -------   --------   --------
Net cash provided by operating activities...................    2,716      3,151     13,290
Investing activities:
  Securities:
     Purchases..............................................       --       (500)       (45)
     Proceeds from paydowns and sales.......................    6,415        416     13,202
  Net loan originations and principal payment on loans......    3,572        254       (624)
                                                              -------   --------   --------
Net cash provided by investing activities...................    9,987        170     12,533
Financing activities:
  Purchase of treasury stock................................     (869)    (9,273)   (14,626)
  Proceeds from exercise of stock options...................    2,345      1,732        858
  Dividends paid on common stock............................   (4,847)    (4,713)    (4,642)
                                                              -------   --------   --------
Net cash used by financing activities.......................   (3,371)   (12,254)   (18,410)
                                                              -------   --------   --------
(Decrease) increase in cash and cash equivalents............    9,332     (8,933)     7,413
Cash and cash equivalents at beginning of year..............    2,594     11,527      4,114
                                                              -------   --------   --------
Cash and cash equivalents at end of year....................  $11,926   $  2,594   $ 11,527
                                                              =======   ========   ========

                               CFS BANCORP, INC.

19.  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                             EARNINGS (LOSS)
                                                                                PER SHARE
                                      INTEREST   NET INTEREST   NET INCOME   ----------------
                                       INCOME       INCOME        (LOSS)     BASIC    DILUTED
                                      --------   ------------   ----------   ------   -------
                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
2004
  First quarter.....................  $17,462       $7,363       $ 1,244     $ 0.11   $ 0.11
  Second quarter....................   16,832        7,384          (357)     (0.03)   (0.03)
  Third quarter.....................   17,591        8,433        (2,781)     (0.24)   (0.24)
  Fourth quarter....................   17,101        6,906        (4,683)     (0.40)   (0.40)
2003
  First quarter.....................  $18,630       $6,805       $   654     $ 0.06   $ 0.06
  Second quarter....................   17,711        6,500           698       0.06     0.06
  Third quarter.....................   17,004        6,671           967       0.09     0.08
  Fourth quarter....................   18,044        7,735         1,219       0.11     0.10

     During the third quarter of 2004, the Company's provision for losses on loans was $6.2 million as compared to $500,000 for the third quarter of 2003. This increase was a direct result of increased impairment allocations for eight impaired loans. In addition, the Company's financial results were adversely impacted by the following:

     - additional compensation expense of $1.0 million incurred as a result of a resignation of a senior executive officer;

     - an additional $585,000 OTT impairment in the cost basis of a trust preferred security;

     - the write-down of $421,000 in viatical receivables held by the Bank that were determined to be impaired;

     - additional legal expenses of $381,000 related to the Company's goodwill litigation; and

     - an increase in loan collection expenses of $231,000 compared to the third quarter of 2003.

     The Company's results during the fourth quarter of 2004 were negatively impacted by a $9.8 million charge to non-interest expense related to the early extinguishment of debt that was incurred in conjunction with the Bank's restructuring of its high fixed-rate FHLB debt. In addition, the Company also amortized through interest expense $2.1 million of the deferred premium on the early extinguishment of debts during the fourth quarter of 2004.

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

     Under the terms and provisions of the Securities Exchange Commission's Exemptive Order dated November 30, 2004, the Company will file its Management's Annual Report on Internal Control Over Financial Reporting as required by Item 308(a) of Regulation S-K and the related Attestation Report of the Registered Public Accounting Firm as required by Item 308(b) of Regulation S-K within the required 45 day period after March 16, 2005 as an amendment to this Form 10-K.

ITEM 9B.  OTHER INFORMATION

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required herein is incorporated by reference from the section of the Registrant's Proxy Statement which is expected to be filed on or about March 25, 2005 (Proxy Statement) titled Information With Respect to Nominees for Director, Continuing Directors and Executive Officers. Information related to the Company's Code of Conduct and Ethics is incorporated by reference from the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required herein is incorporated by reference from the section of the Registrant's Proxy Statement titled Executive Compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The information required herein by Item 403 of Regulation S-K is incorporated by reference from the section of the Registrant's Proxy Statement titled Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management.

     Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2004.

                                                                                  NUMBER OF SHARES
                                 NUMBER OF SHARES TO BE                          REMAINING AVAILABLE
                                    ISSUED UPON THE                              FOR FUTURE ISSUANCE
                                EXERCISE OF OUTSTANDING     WEIGHTED-AVERAGE      (EXCLUDING SHARES
                                 OPTIONS, WARRANTS AND      EXERCISE PRICE OF     REFLECTED IN THE
PLAN CATEGORY                            RIGHTS            OUTSTANDING OPTIONS      FIRST COLUMN)
-------------                   ------------------------   -------------------   -------------------
Equity Compensation Plans
  Approved by Security
  Holders.....................         1,778,784                 $11.26                230,845
Equity Compensation Plans Not
  Approved by Security
  Holders.....................                --                     --                     --
  Total.......................         1,778,784                 $11.26                230,845

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required herein is incorporated by reference from the section of the Registrant's Proxy Statement titled Transactions with Certain Related Persons.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required herein is incorporated by reference from the section of the Registrant's Proxy Statement titled Auditor Fees and Expenses.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

    3.1        Certificate of Incorporation of CFS Bancorp, Inc.(1)
    3.2        Bylaws of CFS Bancorp, Inc.(1)
    4.0        Form of Stock Certificate of CFS Bancorp, Inc.(1)
   10.1        Employment Agreement entered into between Citizens Financial
               Services, FSB and Thomas F. Prisby(2)
   10.2        Employment Agreement entered into between Citizens Financial
               Services, FSB and James W. Prisby(2)
   10.3        Employment Agreement entered into between CFS Bancorp, Inc.
               and Thomas F. Prisby(2)
   10.4        Employment Agreement entered into between CFS Bancorp, Inc.
               and James W. Prisby(2)
   10.5        CFS Bancorp, Inc. Amended and Restated 1998 Stock Option
               Plan(3)
   10.6        CFS Bancorp, Inc. Amended and Restated 1998 Recognition and
               Retention Plan and Trust Agreement(3)
   10.7        CFS Bancorp, Inc. 2003 Stock Option Plan(4)
   10.8        Employment Agreement entered into between Citizens Financial
               Services, FSB and Charles V. Cole(5)
   10.9        Employment Agreement entered into between Citizens Financial
               Services, FSB and Thomas L. Darovic(5)
   10.10       Employment Agreement entered into between CFS Bancorp, Inc.
               and Charles V. Cole(5)
   10.11       Employment Agreement entered into between CFS Bancorp, Inc.
               and Thomas L. Darovic(5)
   10.12       Separation Agreement entered into between Citizens Financial
               Services, FSB, CFS Bancorp and James W. Prisby(6)
   10.13       Employment Agreement entered into between Citizens Financial
               Services, FSB and Zoran Koricanac
   10.14       Employment Agreement entered into between CFS Bancorp, Inc.
               and Zoran Koricanac
   10.15       Amended and Restated Supplemental ESOP Benefit Plan of CFS
               Bancorp, Inc. and Citizens Financial Services, FSB
   10.16       CFS Bancorp, Inc. Directors' Deferred Compensation Plan
   23.0        Consent of Ernst & Young LLP
   23.1        Consent of Crowe Chizek and Company LLC
   31.1        Rule 13a-14(a) Certification of Chief Executive Officer
   31.2        Rule 13a-14(a) Certification of Chief Financial Officer
   32.0        Section 1350 Certifications

---------------

(1) Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

(2) Incorporated by Reference from the Company's report on Form 10-Q for the quarterly period ended June 30, 2003.

(3) Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.

(4) Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.

(5) Incorporated by Reference from the Company's annual report on Form 10-K for the year ended December 31, 2003.

(6) Incorporated by Reference from the Company's report on Form 10-Q for the quarterly period ended September 30, 2004.

                                   SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----

/s/ Thomas F. Prisby                                     Chairman of the Board and        March 16, 2005
------------------------------------------------          Chief Executive Officer
Thomas F. Prisby                                       (principal executive officer)

/s/ Charles V. Cole                                  Executive Vice President and Chief   March 16, 2005
------------------------------------------------        Financial Officer (principal
Charles V. Cole                                      financial and accounting officer)

/s/ Sally A. Abbott                                               Director                March 16, 2005
------------------------------------------------
Sally A. Abbott

/s/ Gregory W. Blaine                                             Director                March 16, 2005
------------------------------------------------
Gregory W. Blaine

/s/ Thomas J. Burns                                               Director                March 16, 2005
------------------------------------------------
Thomas J. Burns

/s/ Gene Diamond                                                  Director                March 16, 2005
------------------------------------------------
Gene Diamond

/s/ Frank D. Lester                                               Director                March 16, 2005
------------------------------------------------
Frank D. Lester

/s/ Joyce M. Simon                                                Director                March 16, 2005
------------------------------------------------
Joyce M. Simon

/s/ Robert R. Ross                                                Director                March 16, 2005
------------------------------------------------
Robert R. Ross

/s/ Charles R. Webb                                               Director                March 16, 2005
------------------------------------------------
Charles R. Webb