Form 10-K/A
period 2004-12-31
CFS BANCORP INC
filed 2005-04-22
CIK 1058438

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended: December 31, 2004

                                     OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                        Commission File No.: 0-24611



                              CFS Bancorp, Inc.
______________________________________________________________________________
            (Exact name of registrant as specified in its charter)



           Delaware                                       35-2042093
________________________________              ________________________________
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                   Identification Number)



       707 Ridge Road
      Munster, Indiana                                      46321
________________________________              ________________________________
   (Address of Principal                                  (Zip Code)
    Executive Offices)



     Registrant's telephone number, including area code: (219) 836-9990

        Securities registered pursuant to Section 12(b) of the Act:

                               Not Applicable


        Securities registered pursuant to Section 12(g) of the Act:

                 Common Stock (par value $0.01 per share)
______________________________________________________________________________
                               (Title of Class)


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

                    EXPLANATORY NOTE

     CFS Bancorp, Inc. (the "Company") is hereby amending its previously filed Annual Report on Form 10-K for the fiscal year ended December 31, 2004. This Amendment No.1 is being filed to include, under Item 9A, our management's report on internal control over financial reporting and the related attestation report of our independent registered public accounting firm.


                        PART II

Item 9A.  Controls and Procedures
--------  -----------------------

  Evaluation of Disclosure Controls and Procedures. Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15(d) - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

  Changes in Internal Control Over Financial Reporting. No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1034, as amended) occurred during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

     The management of CFS Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting.

     The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

     Management assessed the Company's internal control over financial reporting as of December 31, 2004, as required by
Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework, adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2004, the Company's internal control over financial reporting is effective.

     Crowe Chizek LLC, the independent registered public accounting firm that audited the Company's consolidated financial statements for the year ended December 31, 2004, has issued an attestation report dated April 14, 2005 on management's assessment of the Company's internal control over financial reporting. The report of Crowe Chizek LLC appears below.


/s/ Thomas F. Prisby               /s/ Charles V. Cole
------------------------------     ------------------------------
Thomas F. Prisby                   Charles V. Cole
Chairman and                       Executive Vice President and
Chief Executive Officer            Chief Financial Officer

Date: April 14, 2005

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
CFS Bancorp, Inc.
Munster, Indiana

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that CFS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CFS Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that CFS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, CFS Bancorp, Inc. has maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States), the consolidated statement of financial condition of CFS Bancorp, Inc. as of December 31, 2004, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended, and our audit report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.


/s/ Crowe Chizek and Company LLC

Oak Brook, Illinois
April 14, 2005


                              PART IV

Item 15.       Exhibits and Financial Statement Schedules.
--------       -------------------------------------------

 23            Consent of Independent Registered Public Accountants
 31.1          Rule 13(a)-14 (a) Certification of Chief Executive Officer
 31.2          Rule 13(a)-14 (a) Certification of Chief Financial Officer
 32.0          Section 1350 Certifications

                         SIGNATURES
                         ----------

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               CFS BANCORP, INC.




Date:  April 22, 2005      By: /s/ Thomas F. Prisby
                               --------------------
                               Thomas F. Prisby
                               Chairman of the Board and
                               Chief Executive Officer