Form 10-Q
period 2005-03-31
CFS BANCORP INC
filed 2005-05-10
CIK 1058438

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2005.
                                        --------------

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from           to           .
                                        ---------    ----------

                         Commission file number: 0-24611

                                CFS Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

                     Delaware                             35-2042093
           (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)            Identification No.)


                     707 Ridge Road, Munster, Indiana 46321
                    (Address of principal executive offices)

                                 (219) 836-9990
              (Registrant's telephone number, including area code)

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

The Registrant had 12,382,411 shares of Common Stock issued and outstanding as of May 6, 2005.

                                CFS BANCORP, INC.

                                TABLE OF CONTENTS

                                                                                              Page No.
                                                                                              --------
                          PART I FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)..............................................      3

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................................     10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk....................     27

Item 4.       Controls and Procedures.......................................................     28


                            PART II OTHER INFORMATION

Item 1.       Legal Proceedings.............................................................     29

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds...................     29

Item 3.       Defaults upon Senior Securities...............................................     30

Item 4.       Submission of Matters to a Vote of Security Holders...........................     30

Item 5.       Other Information.............................................................     30

Item 6.       Exhibits......................................................................     31

Signature Page    ..........................................................................     33

Certifications for Principal Executive Officer and Principal Financial Officer..............     34

                                CFS BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           MARCH 31, 2005     DECEMBER 31, 2004
                                                                         -----------------    -----------------
                                                                            (Unaudited)
                                                                                 (Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions ....................   $          16,215    $          16,878
Interest-bearing deposits ............................................                 304               11,217
Federal funds sold ...................................................               1,429                9,999
                                                                         -----------------    -----------------
   Cash and cash equivalents .........................................              17,948               38,094
Securities available-for-sale, at fair value .........................             214,692              202,219
Investment in Federal Home Loan Bank stock, at cost ..................              27,960               27,665
Loans receivable, net of unearned fees ...............................             978,179              988,085
   Allowance for losses on loans .....................................             (13,435)             (13,353)
                                                                         -----------------    -----------------
     Net loans .......................................................             964,744              974,732
Accrued interest receivable ..........................................               6,089                5,456
Other real estate owned ..............................................                 790                  525
Office properties and equipment ......................................              15,251               15,511
Investment in bank-owned life insurance ..............................              33,724               33,362
Prepaid expenses and other assets ....................................              15,786               15,721
Intangible assets ....................................................               1,413                1,429
                                                                         -----------------    -----------------
     Total assets ....................................................   $       1,298,397    $       1,314,714
                                                                         =================    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits .............................................................   $         843,085    $         863,178
Borrowed money, net of unamortized deferred premium on early
  extinguishment of debt .............................................             291,302              286,611
Advance payments by borrowers for taxes and insurance ................               9,308                8,177
Other liabilities ....................................................               8,610                8,837
                                                                         -----------------    -----------------
     Total liabilities ...............................................           1,152,305            1,166,803

Stockholders' equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized .......                  --                   --
Common stock, $0.01 par value; 85,000,000 shares authorized;
   23,423,306 shares issued as of March 31, 2005 and December 31,
   2004; 12,370,572 and 12,385,322 shares outstanding as of
   March 31, 2005 and December 31, 2004, respectively ................                 234                  234
Additional paid-in capital ...........................................             190,109              189,991
Retained earnings, substantially restricted ..........................              93,792               94,904
Treasury stock, at cost: 11,052,734 and 11,037,984 shares as of
   March 31, 2005 and December 31, 2004, respectively ................            (130,909)            (130,689)
Unallocated common stock held by ESOP ................................              (5,660)              (5,959)
Unearned common stock acquired by RRP ................................                (148)                (148)
Accumulated other comprehensive income, net of tax ...................              (1,326)                (422)
                                                                         -----------------    -----------------
   Total stockholders' equity ........................................             146,092              147,911
                                                                         -----------------    -----------------
     Total liabilities and stockholders' equity ......................   $       1,298,397    $       1,314,714
                                                                         =================    =================


                             See accompanying notes.

                                CFS BANCORP, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                       ---------------------------------------
                                                                           2005                       2004
                                                                       ------------               ------------
                                                                                      (Unaudited)
                                                                       (Dollars in thousands, except share and
                                                                                    per share data)
Interest income:
   Loans ...........................................................   $     14,573               $     14,116
   Securities ......................................................          1,721                      2,670
   FHLB dividends ..................................................            302                        330
   Other ...........................................................             67                        346
                                                                       ------------               ------------
     Total interest income .........................................         16,663                     17,462
Interest expense:
   Deposits ........................................................          3,005                      3,836
   Borrowings ......................................................          7,604                      6,263
                                                                       ------------               ------------
     Total interest expense ........................................         10,609                     10,099
                                                                       ------------               ------------
Net interest income before provision for losses on loans ...........          6,054                      7,363
Provision for losses on loans ......................................            255                        739
                                                                       ------------               ------------
Net interest income after provision for losses on loans ............          5,799                      6,624
Non-interest income:
   Service charges and other fees ..................................          1,713                      1,677
   Commission income ...............................................            165                        152
   Net realized gains (losses) on available-for-sale securities ....            (65)                       321
   Impairment on available-for-sale securities .....................           (240)                        --
   Net gain (loss) on sale of other assets .........................             62                         (1)
   Income from bank-owned life insurance ...........................            362                        358
   Other income ....................................................            484                        625
                                                                       ------------               ------------
     Total non-interest income .....................................          2,481                      3,132
Non-interest expense:
   Compensation and employee benefits ..............................          4,593                      4,859
   Net occupancy expense ...........................................            723                        643
   Professional fees ...............................................            355                        391
   Data processing .................................................            680                        655
   Furniture and equipment expense .................................            443                        462
   Marketing .......................................................            197                        295
   Amortization of core deposit intangibles ........................             16                         16
   Other general and administrative expenses .......................          1,253                      1,212
                                                                       ------------               ------------
     Total non-interest expense ....................................          8,260                      8,533
                                                                       ------------               ------------
Income before income taxes .........................................             20                      1,223
Income tax benefit .................................................           (246)                       (21)
                                                                       ------------               ------------
     Net income ....................................................   $        266               $      1,244
                                                                       ============               ============

Per share data:
   Basic earnings per share ........................................   $       0.02               $       0.11
   Diluted earnings per share ......................................           0.02                       0.11
   Cash dividends declared per share ...............................           0.12                       0.11
Weighted average shares outstanding ................................     11,786,828                 11,400,544
Weighted average diluted shares outstanding ........................     12,051,942                 11,805,671

See accompanying notes.

                                CFS BANCORP, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                           UNALLOC.  UNEARNED    ACCUM.
                                                                                            COMMON    COMMON     OTHER
                                                       ADDITIONAL                           STOCK     STOCK     COMPRE-
                                             COMMON     PAID IN     RETAINED    TREASURY    HELD     ACQUIRED   HENSIVE
                                             STOCK      CAPITAL     EARNINGS     STOCK     BY ESOP    BY RRP     INCOME    TOTAL
                                             ------    ----------   --------   ---------   -------   --------   -------   --------
                                                                                   (Unaudited)
                                                                      (Dollars in thousands, except per share data)
Balance January 1, 2004 .................   $   234    $  189,879   $106,354   $(132,741)  $(7,158)  $ (1,523)  $   908   $155,953
Net income ..............................        --            --      1,244          --        --         --        --      1,244
Other comprehensive income, net of tax:
   Change in unrealized appreciation on
   available-for-sale securities, net of
   reclassification adjustment ..........                                                                         1,341      1,341
                                                                                                                          --------
Total comprehensive income ..............                                                                                    2,585
Purchase of treasury stock ..............        --            --         --         (77)       --         --        --        (77)
Shares earned under ESOP ................        --            --         --          --        --         --        --         --
Amortization of award under RRP .........        --            (6)        --          --        --        168        --        162
Exercise of stock options ...............        --          (191)        --       1,231        --         --        --      1,040
Tax benefit related to stock options
  exercised .............................        --            62         --          --        --         --        --         62
Dividends declared on common stock
  ($0.11 per share) .....................        --            --     (1,208)         --        --         --        --     (1,208)
                                             ------    ----------   --------   ---------   -------   --------   -------   --------
Balance March 31, 2004 ..................    $  234    $  189,744   $106,390   $(131,587)  $(7,158)  $ (1,355)  $ 2,249   $158,517
                                             ======    ==========   ========   =========   =======   ========   =======   ========

Balance January 1, 2005 .................    $  234    $  189,991   $ 94,904   $(130,689)  $(5,959)  $   (148)  $  (422)  $147,911
Net income ..............................        --            --        266          --        --         --        --        266
Other comprehensive loss, net of tax:
   Change in unrealized appreciation on
   available-for-sale securities, net of
   reclassification adjustment ..........                                                                          (904)      (904)
                                                                                                                           -------
Total comprehensive loss ................                                                                                     (638)
Purchase of treasury stock ..............        --            --         --        (283)       --         --        --       (283)
Shares earned under ESOP ................        --           123         --          --       299         --        --        422
Amortization of award under RRP .........        --            --         --          --        --         --        --         --
Exercise of stock options ...............        --           (10)        --          63        --         --        --         53
Tax benefit related to stock options
  exercised .............................        --             5         --          --        --         --        --          5
Dividends declared on common stock
  ($0.12 per share) .....................        --            --     (1,378)         --        --         --        --     (1,378)
                                             ------    ----------   --------   ---------   -------   --------   -------   --------
Balance March 31, 2005 ..................    $  234    $  190,109   $ 93,792   $(130,909)  $(5,660)  $   (148)  $(1,326)  $146,092
                                             ======    ==========   ========   =========   =======   ========   =======   ========


See accompanying notes.

                                CFS BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                            ----------------------
                                                                              2005          2004
                                                                            ---------    ---------
                                                                                 (Unaudited)
                                                                            (Dollars in thousands)
Operating activities:
   Net income ...........................................................   $     266    $   1,244
   Adjustments to reconcile net income to net cash provided by
     Operating activities:
       Provision for losses on loans ....................................         255          739
       Depreciation and amortization ....................................         384          375
       Premium amortization on early extinguishment of debt .............       4,724           --
       Net premium amortization on securities available-for-sale ........         328          716
       Impairment of securities available-for-sale ......................         240           --
       Deferred income tax benefit ......................................      (1,377)        (526)
       Amortization of cost of stock benefit plans ......................         422          162
       Tax benefit from exercises of nonqualified stock options .........           5           62
       Proceeds from sale of loans held-for-sale ........................       5,426        3,005
       Origination of loans held-for-sale ...............................      (4,673)      (2,839)
       Net loss (gain) realized on sale of securities ...................          65         (321)
       Dividends received on Federal Home Loan Bank stock ...............        (295)        (336)
       Net (gain) loss realized on sale of other assets .................         (62)           1
       Increase in cash surrender value of bank-owned life insurance ....        (362)        (358)
       Decrease in prepaid expenses and other assets ....................       1,124          612
       (Decrease) increase in other liabilities .........................        (306)       1,406
                                                                            ---------    ---------
         Net cash provided by operating activities ......................       6,164        3,942
                                                                            ---------    ---------

Investing activities:
Securities:
   Proceeds from sales ..................................................      16,754       15,068
   Proceeds from maturities and paydowns ................................      11,822       34,245
   Purchases ............................................................     (43,071)     (46,340)
Net loan fundings and principal payments received .......................       8,641       (4,204)
Proceeds from sale of real estate owned .................................         241          517
Purchases of property and equipment .....................................        (124)      (1,366)
Disposal of property and equipment ......................................          15        1,088
                                                                            ---------    ---------
     Net cash used for investing activities .............................      (5,722)        (992)
                                                                            ---------    ---------

Financing activities:
Proceeds from exercise of stock options .................................          52        1,040
Dividends paid on common stock ..........................................      (1,362)      (1,484)
Purchase of treasury stock ..............................................        (283)         (77)
Net decrease in deposit accounts ........................................     (20,093)     (18,088)
Net increase in advance payments by borrowers for taxes and
   Insurance ............................................................       1,131        1,445
Net decrease in borrowed funds ..........................................         (33)         (32)
                                                                            ---------    ---------
     Net cash flows used for financing activities .......................     (20,588)     (17,196)
                                                                            ---------    ---------
Decrease in cash and cash equivalents ...................................     (20,146)     (14,246)
Cash and cash equivalents at beginning of period ........................      38,094      177,751
                                                                            ---------    ---------
Cash and cash equivalents at end of period ..............................   $  17,948    $ 163,505
                                                                            =========    =========

Supplemental disclosure of non-cash activities:
   Loans transferred to real estate owned ...............................   $     443    $   1,148
   Cash paid for interest on deposits ...................................       2,993        4,065
   Cash paid for interest on borrowings .................................       2,872        6,263
   Cash paid for taxes ..................................................          --           --

See accompanying notes.

                                CFS BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF FINANCIAL STATEMENTS PRESENTATION

         The consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of March 31, 2005 and for the three months ended March 31, 2005 and March 31, 2004 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

         The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results expected for the full year ending December 31, 2005. The accompanying consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The March 31, 2005 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 included in the Company's Annual Report on Form 10-K.

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. The allowance for losses on loans is particularly subject to change.

         Some items in the prior period financial statements were reclassified to conform to the current period's presentation.

2. STOCK-BASED COMPENSATION

         The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued by Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company's employees' stock options which have been granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the Company's Recognition and Retention Plan (RRP) is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

         Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts of compensation expense to be recognized.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                     2005               2004
                                                   ---------         ---------
                                                   (Dollars in thousands except
                                                        per share data)
Net income (as reported) .......................   $     266         $   1,244
Stock-based compensation expense determined
   using fair value method, net of tax .........         143               242
                                                   ---------         ---------
Pro forma net income ...........................   $     123         $   1,002
                                                   =========         =========

Basic earnings  per share (as reported) ........   $    0.02         $    0.11
Pro forma basic earnings per share .............        0.01              0.09
Diluted earnings per share (as reported) .......        0.02              0.11
Pro forma diluted earnings per share ...........        0.01              0.08

         The Company did not grant any options during the three months ended March 31, 2005 or 2004.

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

3. OTHER COMPREHENSIVE INCOME

         The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                            ----------------------
                                                               2005        2004
                                                            ---------    ---------
                                                            (dollars in thousands)
Unrealized holding gains (losses) arising during the
  period:
     Unrealized net securities gains (losses) ...........   $  (1,693)   $   2,409
     Related tax (expense) benefit ......................         602         (872)
                                                            ---------    ---------
     Net ................................................      (1,091)       1,537
Less:  reclassification adjustment for net gains
   realized during the period:
     Realized net securities gains (losses) .............        (305)         321
     Related tax (expense) benefit ......................         118         (125)
                                                            ---------    ---------
     Net ................................................        (187)         196
                                                            ---------    ---------
Total other comprehensive income (loss) .................   $    (904)   $   1,341
                                                            =========    =========

4.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2005 and 2004:

                                                       THREE MONTHS ENDED
                                                              MARCH 31,
                                                  -----------------------------
                                                      2005             2004
                                                  -----------       -----------
                                                  (Dollars in thousands, except
                                                          per share data)
Net income ....................................   $       266       $     1,244
                                                  ===========       ===========

Weighted average common shares outstanding ....    11,786,828        11,400,544
Common share equivalents (1) ..................       265,114           405,127
                                                  -----------       -----------
Weighted average common shares and common
  share equivalents outstanding ...............    12,051,942        11,805,671
                                                  ===========       ===========

Basic earnings per share ......................   $      0.02       $      0.11
Diluted earnings per share ....................          0.02              0.11

(1) Assumes exercise of dilutive stock options and also a portion of the unearned awards under the RRP.

         For the quarter ended March 31, 2005, the Company had 301,000 anti-dilutive options which were not included in the above calculation. The Company had no anti-dilutive options for the quarter ended March 31, 2004.

5. NEW ACCOUNTING PRONOUNCEMENTS

The Meaning of Other-Than-Temporary and Its Application to Certain Investments

         In January 2003, the Emerging Issues Task Force (EITF) began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance of Issue 03-1 due to additional proposed guidance. At March 31, 2005, gross unrealized losses on available for sale securities were $2.4 million. In addition, the Company recognized a $240,000 impairment during the first quarter of 2005. See the discussion under the heading "Changes in Financial Condition - Securities" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section in Item 2 of this Form 10-Q. The Company will continue to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management's intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

Share-Based Payment

         In December 2004, the FASB issued SFAS No. 123, Revised, Share-Based Payment, which requires all public companies to record compensation cost for stock options and other awards provided to employees in return for employee service. The cost of the options is measured at the fair value of the options when granted, and this cost is to be expensed over the employee service period, which is normally the vesting period of the options granted. This statement will apply to awards that vest, are granted or are modified after the first quarter or year beginning after June 15, 2005.

         On April 14, 2005, the SEC amended the compliance date for SFAS No. 123(R) from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123(R) as of January 1, 2006. The effect on the Company's results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted for future awards. Existing options that will vest after the Company adopts SFAS No. 123(R) are expected to result in additional compensation expense as indicated in the table below.

                                                        ADDITIONAL
                                                     COMPENSATION COST
                                                     -----------------
                                                   (dollars in thousands)
Years ended December 31,
    2006 ......................................          $   428
    2007 ......................................              323
    2008 ......................................              197
    2009 ......................................               29
                                                         -------
                                                         $   977
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

OVERVIEW

         The Company's net income totaled $266,000 or $0.02 per diluted share for the quarter ended March 31, 2005. Net interest income before the provision for losses on loans was $6.1 million and the Company's net interest margin was 2.00% for the same period. The Company's net income for the first quarter of 2005 was adversely affected by a charge to interest expense totaling $4.7 million ($2.9 million net of tax or $0.24 per diluted share) which reflects the amortization of the deferred premium on the early extinguishment of debt relating to the Company's fourth quarter 2004 restructuring of $400.0 million of Federal Home Loan Bank (FHLB) borrowings. However, the restructuring reduced the average contractual interest rates paid by the Company on its FHLB borrowings and, on a cash basis, the Company's interest payments on such borrowings were $3.4 million less ($2.1 million net of tax or $0.17 per diluted share) in the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004.

         Total borrowings at the end of March 31, 2005 were $291.3 million which is net of the unamortized premium on the early extinguishment of debt of $25.4 million. The weighted average contractual interest rate on the FHLB borrowings as of March 31, 2005 was 3.65%, a substantial decrease from the weighted average contractual interest rate of 5.92% as of March 31, 2004.

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

         The Company's significant accounting policies are presented in Note 1 to the consolidated financial statements included in Item 8 of its Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this management's discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans to be a critical accounting policy.

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

         One component of the allowance for losses on loans contains allocations for probable inherent but undetected losses within various pools of loans with similar characteristics pursuant to SFAS No. 5, Accounting for Contingencies. This component is based in part on certain loss factors applied to various loan pools as stratified by the Company. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions.

              The second component of the allowance for losses on loans contains allocations for probable losses that have been identified relating to specific borrowing relationships pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan. This component of the allowance for losses on loans consists of expected losses resulting in specific credit allocations for individual loans not considered within the above mentioned loan pools. The analysis on each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

         Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at an appropriate level. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required that could adversely affect earnings or the Company's financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for the Bank and the carrying value of its other non-performing assets, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans in the future.

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

                                                                   THREE MONTHS ENDED MARCH 31,
                                           -------------------------------------------------------------------------------
                                                            2005                                    2004
                                           --------------------------------------    -------------------------------------
                                            AVERAGE                     AVERAGE       AVERAGE                    AVERAGE
                                            BALANCE       INTEREST     YIELD/COST     BALANCE      INTEREST     YIELD/COST
                                           ----------    ----------    ----------    ----------   ----------    ----------
                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1) ................   $  983,286    $   14,573          6.01%   $  985,101   $   14,116          5.76%
   Securities (2) ......................      204,167         1,721          3.42%      330,242        2,670          3.25%
   FHLB stock ..........................       27,885           302          4.39%       27,018          330          4.91%
   Other interest-earning assets(3) ....       11,312            67          2.40%      144,668          346           .96%
                                           ----------    ----------                  ----------   ----------
     Total interest-earning assets .....    1,226,650        16,663          5.51%    1,487,029       17,462          4.72%

Non-interest earning assets ............       74,641                                    71,501
                                           ----------                                ----------
Total assets ...........................   $1,301,291                                $1,558,530
                                           ==========                                ==========

Interest-bearing liabilities:
   Deposits:
     Checking accounts .................   $   97,913            85           .35%   $   93,069           66           .29%
     Money market accounts .............      144,116           388          1.09%      125,418          289           .93%
     Savings accounts ..................      196,406           160           .33%      205,826          210           .41%
     Certificates of deposit ...........      359,828         2,372          2.67%      501,825        3,271          2.62%
                                           ----------    ----------                  ----------   ----------
       Total deposits ..................      798,263         3,005          1.53%      926,138        3,836          1.67%

   Borrowings (4) ......................      289,082         7,604         10.67%      418,463        6,263          6.02%
                                           ----------    ----------                  ----------   ----------
     Total interest-bearing
       Liabilities .....................    1,087,345        10,609          3.96%    1,344,601       10,099          3.02%
                                                         ----------                               ----------

Non-interest bearing deposits ..........       48,538                                    39,547
Non-interest bearing liabilities .......       18,172                                    17,504
                                           ----------                                ----------
Total liabilities ......................    1,154,055                                 1,401,652
Stockholders' equity ...................      147,236                                   156,878
                                           ----------                                ----------
Total liabilities and
stockholders' equity ...................   $1,301,291                                $1,558,530
                                           ==========                                ==========
Net interest-earning assets ............   $  139,305                                $  142,428
                                           ==========                                ==========
Net interest income / interest rate
  spread ...............................                 $    6,054          1.55%                $    7,363          1.70%
                                                         ==========    ==========                 ==========    ==========
Net interest margin ....................                                     2.00%                                    1.99%
                                                                       ==========                               ==========
Ratio of average interest-earning
assets to average
   interest-bearing liabilities ........                                   112.81%                                  110.59%
                                                                       ==========                               ==========

(1) The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2)  Average balances of securities are based on amortized costs.

(3) Includes money market accounts, federal funds sold and interest-earning bank deposits.

(4) The 2005 period includes $28.1 million average unamortized deferred premium on early extinguishment of debt which offsets total average FHLB borrowings of $317.1 million. Interest expense on borrowings for the 2005 period includes $4.7 million of amortization of the deferred premium on early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowings as reported to 10.67% compared to an average contractual rate of 3.65%.

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

                                                       THREE MONTHS ENDED MARCH 31,
                                                           2005 COMPARED TO 2004
                                           -----------------------------------------------------
                                                         INCREASE (DECREASE) DUE TO
                                           -----------------------------------------------------
                                                                                     TOTAL NET
                                                                         RATE/       INCREASE /
                                              RATE        VOLUME         VOLUME      (DECREASE)
                                           ----------    ----------    ----------    ----------
                                                        (Dollars in thousands)
Interest-earning assets:
   Loans receivable ....................   $      484    $      (26)   $       (1)   $      457
   Securities ..........................          114        (1,020)          (43)         (949)
   FHLB stock ..........................          (38)           11            (1)          (28)
   Other interest-earning assets .......          511          (319)         (471)         (279)
                                           ----------    ----------    ----------    ----------
     Total net change in income on
       interest-earning assets .........        1,071        (1,354)         (516)         (799)
Interest-bearing liabilities:
   Deposits:
     Checking accounts .................           15             3             1            19
     Money market accounts .............           49            43             7            99
     Savings accounts ..................          (42)          (10)            2           (50)
     Certificates of deposit ...........           37          (926)          (10)         (899)
                                           ----------    ----------    ----------    ----------
       Total deposits ..................           59          (890)           --          (831)
   Borrowings ..........................        4,744        (1,936)       (1,467)        1,341
                                           ----------    ----------    ----------    ----------
     Total net change in expense on
       interest-bearing liabilities ....        4,803        (2,826)       (1,467)          510
                                           ----------    ----------    ----------    ----------
Net change in net interest income ......   $   (3,732)   $    1,472    $      951    $   (1,309)
                                           ==========    ==========    ==========    ==========

RESULTS OF OPERATIONS

         Net Income. The Company's net income for the first quarter of 2005 was $266,000 (or $0.02 per diluted share) compared to $1.2 million (or $0.11 per diluted share) reported during the comparable 2004 period. The Company's net income during the first quarter of 2005 was adversely affected by a pre-tax charge to interest expense of $4.7 million ($2.9 million net of tax or $0.24 per diluted share) related to the amortization of the deferred premium on the early extinguishment of debt. This amortization was partially offset by a $3.4 million ($2.1 million net of tax or $0.17 per diluted share) decrease in interest expense as a result of the Company's lower contractual interest rates on the restructured borrowings for the first quarter of 2005 as compared to the first quarter of 2004.

         Net Interest Income. Net interest income is the principal source of earnings for the Company and consists of interest income earned on loans and investment securities less interest expense paid on deposits and borrowed funds. Net interest income is a function of the Company's interest rate spread, which is the difference between the average yield earned on the Company's interest-earning assets and the average rate paid on its interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's net interest spread for the first quarter of 2005 was 1.55% as compared to 1.70% for the first quarter of 2004.

         The Company's net interest income before the provision for losses on loans for the first quarter of 2005 was $6.1 million, a decrease of $1.3 million from the first quarter of 2004. The Company's net interest margin (which is net interest income as a percentage of average interest-earning assets) remained stable at 2.00% for the first quarter of 2005 as compared to the first quarter of 2004. Both the net interest income and net interest margin were negatively impacted by the $4.7 million premium amortization previously discussed. The net interest margin was also negatively affected by the average unamortized deferred premium which is classified as an offset to the Company's average borrowings outstanding. The average unamortized portion of the deferred premium totaled $28.1 million for the first quarter of 2005. The effect of the unamortized deferred premium and the related quarterly amortization was to reduce the Company's net interest margin by 156 basis points for the first quarter of 2005. Partially offsetting the effects of the deferred premium amortization was a 79 basis point increase in the average yield on earning assets combined with a 14 basis point decrease in the average cost of deposits during the first three months of 2005 compared to the first three months of 2004.

         Interest Income. Total interest income was $16.7 million for the three months ended March 31, 2005, a decrease of 4.6% from $17.5 million for the comparable 2004 period. The decrease in interest income was primarily the result of a decrease of $126.1 million in the average balance of its securities and a $133.4 million decrease in the average balance of its other interest-earning assets from the three months ended March 31, 2004 due to the Company utilizing its low yielding interest-earning assets to reduce the total amount of its borrowings, pay the prepayment penalties associated with the FHLB debt restructuring, and to allow runoff of high cost certificates of deposit. The effects of this decrease in the average balances was partially offset by a 79 basis point increase in the yields on interest-earning assets to 5.51% during the first quarter of 2005 from the first quarter of 2004 as the Company's adjustable-rate assets reflected higher market interest rates.

         Interest Expense. Total interest expense was $10.6 million for the three months ended March 31, 2005, a 5.1% increase from the comparable 2004 period. The increase in the Company's interest expense for the first quarter of 2005 from the comparable 2004 period was primarily a result of the $4.7 million premium amortization expense related to the early extinguishment of debt which is recorded as a charge to interest expense. The non-cash amortization was partially offset by a $3.4 million decrease in interest expense related to the Company's lower contractual interest rates on its restructured FHLB borrowings coupled with an $831,000 decrease in interest expense on deposits.

         The weighted average cost of deposits decreased to 1.53% for the first quarter of 2005 as compared to 1.67% for the first quarter of 2004. The average balance of interest-bearing liabilities decreased 19.1% as a result of the lower average balances on certificates of deposit combined with the reduction in the average balance of borrowings resulting from the repayment in 2004 of $75.0 million of FHLB borrowings together with the average balance of the unamortized deferred premium. The average cost of interest-bearing liabilities increased 94 basis points for the quarter ended March 31, 2005 when compared to the first quarter of 2004. The increase in the weighted average cost of interest-bearing liabilities was primarily a result of the premium amortization expense recognized during the first quarter of 2005. The interest expense related to the deferred premium amortization is expected to be $4.0 million, $2.9 million and $2.8 million before taxes in the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005, respectively.

         Provision for losses on loans. The Company's provision for losses on loans was $255,000 for the first quarter of 2005, a decrease of $484,000 from the comparable 2004 period. During the first quarter of 2004, the Company increased its provision due to a non-performing commercial real estate loan secured by a motel. During the second quarter of 2004, this loan was transferred to other real estate owned and sold.

         Non-interest income. The Company's first quarter of 2005 non-interest income was $2.5 million, a decrease of $651,000 from the first quarter of 2004. The decrease was primarily related to net realized losses on securities available-for-sale of $65,000 coupled with an "other-than-temporary" impairment of $240,000 realized on the Company's $1.5 million investment in Freddie Mac fixed-rate preferred stock. (For further discussion related to this impaired security, see the "Securities" section in this Form 10-Q.) These losses were partially offset by net realized gains of $62,000 on the sale of other real estate owned during the first quarter of 2005. Net realized gains on the sales of securities available-for-sale was $321,000 for the first quarter of 2004.

         The remaining components of non-interest income remained relatively stable during the first quarter of 2005 as compared to the first quarter of 2004 with an increase in service charges and other fees of $36,000 partially offsetting the decrease of $141,000 in other income.

         Non-interest expense. Non-interest expense for the first quarter of 2005 was $8.3 million, a decrease of $273,000 from $8.5 million for the comparable period in 2004. The decrease was primarily a result of decreased compensation and employee benefit expenses of $314,000 during the first quarter of 2005 due to reduced expense associated with the vesting of stock issued under the Company's Recognition and Retention Plan (RRP). The Company's marketing expense also decreased $98,000 during the first quarter of 2005 as compared to the comparable 2004 period due to a decrease in the use of newspaper advertising and direct mail campaigns. The above mentioned decreases were partially offset by increases in net occupancy expense related to the Company's new offices which opened during the second and third quarters of 2004 and data processing charges related to the increased usage of electronic banking services that the Company offers to its customers.

         Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of net interest income before the provision for losses on loans and non-interest income. Many financial institutions, in calculating the efficiency ratio, adjust non-interest income (as calculated under generally accepted accounting principles) to exclude certain component elements, such as gains or losses on sales of securities and assets. Management follows this practice to calculate its efficiency ratio and utilizes this non-GAAP measure in its analysis of the Company's performance. The non-GAAP measure is different from the GAAP-based efficiency ratio which is also presented in this Form 10-Q. The GAAP-based measure is calculated using non-interest expense, net interest income before the provision for losses on loans and non-interest income as presented on the Consolidated Statements of Income.

         Management computes a core efficiency ratio which is calculated as non-interest expense, excluding any prepayment penalties on early extinguishment of debt, divided by the sum of net interest income before the provision for losses on loans, excluding the deferred premium amortization, and non-interest income, adjusted for gains or losses on the sale of securities and other assets and other-than-temporary impairments. Management believes that the non-GAAP core efficiency ratio enhances investors' understanding of its business and performance. The measure is also believed to be useful in understanding the Company's performance trends and to facilitate comparisons with the performance of others in the financial services industry. Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of the Company's financial performance and better reflects the Company's core operating activities.

         The limitations associated with utilizing operating measures (such as the efficiency ratio) are the risk that different persons might disagree as to the appropriateness of items comprising these measures and that other companies might calculate these measures differently. Management of the Company compensates for these limitations by providing detailed reconciliations between GAAP information and its core efficiency ratio. These disclosures should not be considered as an alternative to GAAP.

         The Company's efficiency ratio for the first quarter of 2005 was 97% as compared to 81% for the first quarter of 2004. The Company's core efficiency ratio was 61% for the first quarter of 2005 as compared to 84% for the first quarter of 2004. The calculations of the efficiency ratio are presented below.

                                                              THREE MONTHS ENDED MARCH 31,
                                                                2005               2004
                                                              --------           --------
                                                                 (Dollars in thousands)
Non-interest expense ......................................   $  8,260           $  8,533
                                                              ========           ========
Net interest income before the provision for losses on
  loans plus non-interest income ..........................   $  8,535           $ 10,495
                                                              ========           ========
Efficiency ratio ..........................................         97%                81%

Non-interest expense ......................................   $  8,260           $  8,533
                                                              ========           ========
Net interest income before the provision for losses on
  loans plus non-interest income ..........................   $  8,535           $ 10,495
  Adjustments:
    Net (gain) loss on securities .........................         65               (321)
    Other-than-temporary impairment .......................        240                 --
    Net (gain) loss on sale of assets .....................        (62)                 1
                                                              --------           --------
    Amortization of deferred premium ......................      4,724                 --
                                                              --------           --------
      Net interest income before the provision for
        losses on loans plus non-interest income - as
        adjusted ..........................................   $ 13,502           $ 10,175
                                                              ========           ========
Core efficiency ratio .....................................         61%                84%

         Income Tax Expense. The Company's income tax benefit for the first quarter of 2005 was $246,000 compared to the income tax benefit of $21,000 for the comparable period in 2004. The increased tax benefit was a result of the lower pre-tax earnings, the effects of permanent tax differences primarily related to the Company's investment in Bank-owned life insurance and the application of available tax credits. The permanent tax differences and available tax credits are expected to continue to have a favorable impact on income tax expense throughout 2005.

CHANGES IN FINANCIAL CONDITION

         General. At March 31, 2005, the Company's total assets had decreased by $16.3 million to $1.30 billion from $1.31 billion at December 31, 2004. The significant changes in the Company's total assets were mainly a result of a decrease in cash and cash equivalents coupled with a decrease in loans receivable, net of unearned fees which were partially offset by increases in securities available-for-sale as the Company utilized its lower yielding cash and the repayments on loans to purchase securities.

         Securities. The amortized cost of the Company's securities and their fair values were as follows at March 31, 2005 and December 31, 2004:

                                                                      GROSS         GROSS
                                                       AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                           COST       GAINS         LOSSES        VALUE
                                                       ----------   ----------    ----------    ----------
                                                                         (Dollars in thousands)
At March 31, 2005:
   Government Sponsored Entity (GSE) securities ....   $  124,136   $        1    $   (1,710)   $  122,427
   Mortgage-backed securities ......................       50,409          306          (393)       50,322
   Collateralized mortgage obligations .............       40,711           56          (306)       40,461
   Trust preferred securities ......................           90           12            --           102
   Equity securities ...............................        1,386           --            (6)        1,380
                                                       ----------   ----------    ----------    ----------
                                                       $  216,732   $      375    $   (2,415)   $  214,692
                                                       ==========   ==========    ==========    ==========

At December 31, 2004:
   Government Sponsored Entity (GSE) securities ....   $   96,663   $       45    $     (793)   $   95,915
   Mortgage-backed securities ......................       55,602          522          (141)       55,983
   Collateralized mortgage obligations .............       48,815           94          (171)       48,738
   Trust preferred securities ......................           90           --            --            90
   Equity securities ...............................        1,701            2          (210)        1,493
                                                       ----------   ----------    ----------    ----------
                                                       $  202,871   $      663    $   (1,315)   $  202,219
                                                       ==========   ==========    ==========    ==========

         During the first quarter of 2005, approximately $16.8 million of available-for-sale securities were sold realizing a net loss on the sales of $65,000. The Company also identified a $240,000 impairment in a Freddie Mac fixed-rate perpetual preferred stock that had an original cost basis of $1.5 million. The impairment was identified based on the facts and circumstances surrounding the security and its issuer at the time of the impairment, including the duration and severity of the unrealized loss in the security and the uncertainty as to the timing of a full recovery.

         Management does not believe that any other unrealized loss on the Company's securities as of March 31, 2005 represents an other-than-temporary impairment. The unrealized losses reported for the remainder of the portfolio were attributable to changes in interest rates.

         Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented below as of March 31, 2005 and December 31, 2004:

                                                MARCH 31, 2005           DECEMBER 31, 2004
                                           -----------------------    -----------------------
                                             AMOUNT     PERCENTAGE      AMOUNT     PERCENTAGE
                                           ----------   ----------    ----------   ----------
                                                        (Dollars in thousands)
Commercial and construction loans:
  Commercial real estate ...............   $  414,792         42.4%   $  396,420         40.1%
  Construction and land development ....      119,955         12.3       145,162         14.7
  Commercial and industrial ............       62,889          6.4        58,682          5.9
                                           ----------   ----------    ----------   ----------
  Total commercial loans ...............      597,636         61.1       600,264         60.7

Retail loans:
  Single-family residential ............      268,591         27.5       277,501         28.1
  Home equity loans ....................      105,267         10.7       102,981         10.5
  Other ................................        6,685          0.7         7,339          0.7
                                           ----------   ----------    ----------   ----------
  Total retail loans ...................      380,543         38.9       387,821         39.3
                                           ----------   ----------    ----------   ----------

Total loans receivable .................   $  978,179        100.0%   $  988,085        100.0%
                                           ==========   ==========    ==========   ==========

         Total loans decreased 1% as of March 31, 2005 from December 31, 2004. The decrease was mainly a result of loan repayments in construction and land development loans and in single-family residential mortgage loans. Total loan repayments were partially offset by increased fundings of commercial real estate loans totaling $5.9 million and increased usage of home equity lines of credit totaling $2.3 million.

         Allowance for Losses on Loans. At March 31, 2005, the Bank's allowance for losses on loans amounted to $13.4 million and remained relatively stable compared to December 31, 2004. The allowance for losses on loans represented 51.2% and 48.3%, respectively, of the Bank's non-performing loans and 1.37% and 1.35%, respectively, of its total loans receivable as of March 31, 2005 and December 31, 2004. Management of the Bank believes that, as of March 31, 2005, the allowance for losses on loans was adequate.

         As of March 31, 2005, the Company had nine impaired loans with aggregate outstanding balances totaling $25.3 million with impairment allocations related to these loans totaling $6.2 million. Seven of the impaired loans are commercial real estate loans, of which four are secured by hotels and as of March 31, 2005, had an aggregate carrying value of $20.8 million with aggregate impairment allocations of $4.1 million. The other three impaired commercial real estate loans are secured by a golf course and as of March 31, 2005, total $3.4 million with an impairment allocation of $1.4 million. The two remaining impaired loans are commercial loans, one of which is secured by business assets and the other by improved land. As of March 31, 2005, these two loans total $1.1 million with an aggregate impairment allocation of $694,000.

         The following is a summary of changes in the allowance for losses on loans for the periods presented:

                                      THREE MONTHS ENDED MARCH 31,
                                         2005                2004
                                      --------            --------
                                          (Dollars in thousands)
Balance at beginning of period ....   $ 13,353            $ 10,453
Provision for losses on loans .....        255                 739
Charge-offs .......................       (238)                (70)
Recoveries ........................         65                 173
                                      --------            --------
Balance at end of period ..........   $ 13,435            $ 11,295
                                      ========            ========

         See additional discussion for the decreased provision for losses on loans under the sub-heading "Provision for Losses on Loans" above.

         Non-performing Assets. The following table provides information relating to the Company's non-performing assets as of the dates indicated. The Company has no loans past due greater than 90 days still on accrual at either date presented below.


                                                       MARCH 31,      DECEMBER 31,
                                                          2005             2004
                                                     -------------    ------------
                                                         (Dollars in thousands)
Non-accrual loans:
   Commercial loans:
     Commercial real estate ......................   $      19,360    $      19,197
     Construction and land development ...........           1,895            1,895
     Commercial and industrial ...................             478              236
                                                     -------------    -------------
     Total commercial loans ......................          21,733           21,328

   Retail loans:
     Single-family residential ...................           3,915            5,855
     Home equity .................................             586              460
     Other .......................................              27               32
                                                     -------------    -------------
     Total retail loans ..........................           4,528            6,347
                                                     -------------    -------------
     Total non-accruing loans ....................          26,261           27,675
Other real estate owned, net .....................             790              525
                                                     -------------    -------------
   Total non-performing assets ...................   $      27,051    $      28,200
                                                     =============    =============

Non-performing assets to total assets ............            2.08%            2.14%
Non-performing loans to total loans ..............            2.68             2.80
Total non-performing assets and troubled debt
   restructurings to total assets ................            2.09             2.15

         Total non-performing loans decreased $1.4 million or 5.1% as of March 31, 2005 as compared to December 31, 2004. The primary reason for the decrease was the transfer of seven single-family residential mortgage loans totaling $443,000 to other real estate owned during the first quarter of 2005, of which three of these properties were also sold during the quarter for a total gain on sale of $63,000. The remaining decrease in non-performing loans was a result of loan repayments offset by loans transferred to non-performing loans. With the exception of the addition of one $400,000 commercial real estate loan secured by a hotel in Michigan (see further discussion below), there were no significant transfers to non-performing loans during the first quarter of 2005.

         As of March 31, 2005, the Company's non-performing commercial real estate loans included:

         o Two loans totaling $9.2 million which are secured by a hotel in Michigan. As of March 31, 2005, these loans were considered impaired loans with an estimated impairment allocation of $811,000. In conjunction with a forbearance agreement negotiated during the fourth quarter of 2004, the Company loaned an additional $400,000 to the borrower to pay for delinquent real estate taxes on the properties securing the loans. During the first quarter of 2005, the borrower made interest payments which totaled $71,000 in the aggregate as agreed.

         o One loan totaling $7.0 million secured by a hotel in the Chicago metropolitan area which is considered impaired and had an estimated impairment allocation of $1.8 million as of March 31, 2005. During December 2004, Bank management negotiated a forbearance agreement extending the maturity of the loan through May 2005 when the loan is required to be paid off. In conjunction with the forbearance agreement, the borrower placed the title of the property in escrow. The borrowers have the opportunity for a 120 day extension if they pay additional funds on the loan. Should the loan not be paid off at maturity under the terms of the forbearance agreement, the title to the property is to be transferred to the Bank. Although the borrowers filed for reorganization under Chapter 11 of the Bankruptcy Code during the first quarter of 2005, the Company does not believe the bankruptcy will affect the terms of the forbearance agreement.

         o Two loans totaling $2.2 million which are secured by a golf course in Indiana. The Bank has filed a foreclosure action; however, the current owners have filed a countersuit against the Bank. See "Legal Proceedings" for more details. Based on the collateral values, the Company believes there is little risk of loss related to the outstanding balance of these loans as of March 31, 2005.

         Deposits and Borrowed Money. The following table sets forth the dollar amount and the percentage of total deposits in each deposit category offered by the Bank at the dates indicated.

                                     MARCH 31, 2005           DECEMBER 31, 2004
                                -----------------------    -----------------------
                                  AMOUNT     PERCENTAGE       AMOUNT    PERCENTAGE
                                ----------   ----------    ----------   ----------
                                               (Dollars in thousands)
Checking accounts:
   Non-interest bearing .....   $   47,902          5.7%   $   51,713          6.0%
   Interest-bearing .........      104,824         12.4        94,878         11.0
Money market accounts .......      142,201         16.9       147,211         17.1
Savings accounts ............      195,546         23.2       196,358         22.7
                                ----------   ----------    ----------   ----------
     Core deposits ..........      490,473         58.2       490,160         56.8
Certificates of deposit:
   $100,000 or less .........      272,275         32.3       288,597         33.4
   Over $100,000 ............       80,337          9.5        84,421          9.8
                                ----------   ----------    ----------   ----------
     Time deposits ..........      352,612         41.8       373,018         43.2
                                ----------   ----------    ----------   ----------
       Total Deposits .......   $  843,085        100.0%   $  863,178        100.0%
                                ==========   ==========    ==========   ==========

         The Company's total deposits amounted to $843.1 million at March 31, 2005 compared to $863.2 million at December 31, 2004. The decrease of $20.1 million was primarily the result of a reduction of $20.4 million in certificates of deposit, partially offset by an increase in core deposits of $313,000. The Company continues to strategically focus on increasing lower cost core deposits.

         The Company's borrowed money consisted of the following at the dates indicated:

                                                               MARCH 31, 2005             DECEMBER 31, 2004
                                                         ------------------------     --------------------------
                                                          WEIGHTED                     WEIGHTED
                                                           AVERAGE                      AVERAGE
                                                         CONTRACTUAL                  CONTRACTUAL
                                                            RATE         AMOUNT          RATE           AMOUNT
                                                         -----------   ----------     -----------    -----------
                                                                         (Dollars in thousands)
Secured advances from FHLB - Indianapolis:
   Maturing in 2005 - variable-rate ...................         2.92%  $   34,000            1.95%   $    34,000
   Maturing in 2005 - fixed-rate ......................         3.00       10,000            3.00         10,000
   Maturing in 2006 - fixed-rate ......................         3.41       87,000            3.41         87,000
   Maturing in 2007 - fixed-rate ......................         3.65       87,000            3.65         87,000
   Maturing in 2008 - fixed-rate ......................         3.89       72,000            3.89         72,000
   Maturing in 2009 - fixed-rate ......................         4.09       15,000            4.09         15,000
   Maturing in 2014 - fixed-rate (1) ..................         6.71        1,227            6.71          1,227
   Maturing in 2018 - fixed-rate (1) ..................         5.54        2,865            5.54          2,865
   Maturing in 2019 - fixed-rate (1) ..................         6.32        7,657            6.31          7,691
                                                                      -----------                    -----------
                                                                          316,749                        316,783
Less:  deferred premium on early extinguishment of
   debt ...............................................                   (25,447)                       (30,172)
                                                                      -----------                    -----------
                                                                      $   291,302                    $   286,611
                                                                      ===========                    ===========

Weighted-average contractual interest rate ............         3.65%                        3.55%

(1) These advances are amortizing borrowings and are listed by their contractual maturity.

         As of March 31, 2005, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds at the market rate for the purchase of federal funds at the time of a request. During the first quarter, these lines were used for liquidity purposes. As of March 31, 2005, these lines had a zero balance. The maximum amount borrowed during the first quarter of 2005 was $5.0 million and the weighted-average rate paid was 2.61%.

         On March 21, 2005, the Company obtained a $10.0 million revolving line of credit with a maturity date of March 31, 2006 and with each borrowing carrying an interest rate of either the Prime Rate minus 75 basis points or the LIBOR rate at the Company's option. The line of credit was obtained by the Holding Company and is secured by the stock of Citizens Financial Services, FSB. The Company did not borrow any funds under this line of credit during the first quarter of 2005.

         Capital Resources. The Company's stockholders' equity at March 31, 2005 was $146.1 million as compared to $147.9 million at December 31, 2004. The decrease was primarily due to:

         o a $904,000 increase in unrealized losses on available-for-sale securities, net of tax;

         o        cash dividends declared during 2005 totaling $1.4 million; and

         o repurchases of the Company's common stock during 2005 totaling $283,000.

Partially offsetting the above decreases in stockholders' equity, the Company also realized during 2005:

         o        net income of $266,000;

         o $422,000 related to shares committed to be released under the Company's Employee Stock Ownership Plan; and

         o        proceeds from stock option exercises totaling $52,000.

         During the first quarter of 2005, the Company repurchased 20,000 shares of its common stock with an average price of $14.17 per share pursuant to the share repurchase program announced in March 2003. Since its initial public offering, the Company has repurchased an aggregate of 11,612,616 shares of its common stock at an average price of $11.75 per share. As of March 31, 2005, the Company has 1,160,156 of shares remaining to be repurchased under its current share repurchase program.

         At March 31, 2005, the Bank's regulatory capital was in excess of regulatory limits set by the Office of Thrift Supervision (OTS). The current requirements and the Bank's actual levels at March 31, 2005 and at December 31, 2004 are provided below:

                                                                                   TO BE WELL-CAPITALIZED
                                                                                         UNDER PROMPT
                                                         FOR CAPITAL ADEQUACY        CORRECTIVE ACTION
                                    ACTUAL                     PURPOSES                   PROVISIONS
                             ---------------------      ----------------------     ----------------------
                               AMOUNT        RATIO        AMOUNT         RATIO       AMOUNT      RATIO
                             ----------      -----      ----------      ------     ----------  ----------
                                                        (Dollars in thousands)
As of March 31, 2005:
   Risk-based..............  $  134,036      12.41%     $   86,406      >8.00%     $  108,008    >10.00%
   Tangible................     122,385       9.47          19,385      >1.50          25,846     >2.00
   Core....................     122,385       9.47          51,693      >4.00          64,616     >5.00

As of December 31, 2004:
   Risk-based..............  $  131,660      12.23%     $   86,155      >8.00%     $  107,694    >10.00%
   Tangible................     120,075       9.24          19,485      >1.50          25,980     >2.00
   Core....................     120,075       9.24          51,961      >4.00          64,951     >5.00

LIQUIDITY AND COMMITMENTS

         The Company's liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company's primary historical sources of funds are:

         o        deposits,

         o scheduled payments of amortizing loans and mortgage-related securities,

         o prepayments and maturities of outstanding loans and mortgage-related securities,

         o maturities of investment securities and other short-term investments,

         o        funds provided from operations, and

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

         At March 31, 2005, the Company had cash and cash equivalents of $17.9 million which was a decrease of $20.1 million from December 31, 2004. The decrease was mainly caused by purchases of securities available-for-sale totaling $43.1 million and decreased deposits of $20.1 million. Cash outflows were partially offset by proceeds from sales, maturities and paydowns on securities available-for-sale of $28.6 million, net loan repayments of $8.6 million and cash flows from operating activities of $6.2 million.

         The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, pay maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

         The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents, securities available-for-sale and dividends from the Bank. CFS Bancorp, Inc. also has $10.0 million of available liquidity under its line of credit obtained during March 2005. Under regulations of the OTS, without prior approval, the dividends from the Bank are limited to the extent of the Bank's cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, at March 31, 2005, the Company had $11.7 million in cash and cash equivalents along with $270,000 million in securities available-for-sale.

         CONTRACTUAL OBLIGATIONS. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of March 31, 2005.

                                                             PAYMENTS DUE BY PERIOD
                               ----------------------------------------------------------------------------------
                                                  OVER ONE        OVER THREE
                                ONE YEAR           THROUGH          THROUGH          OVER FIVE
                                 OR LESS         THREE YEARS      FIVE YEARS            YEARS            TOTAL
                               -----------       -----------      -----------       -----------       -----------
                                                             (Dollars in thousands)
FHLB advances (1) ..........   $    44,224       $   174,495      $    87,568       $    10,462       $   316,749
Operating leases ...........           596               662               91                 -             1,349
                               -----------       -----------      -----------       -----------       -----------
                               $    44,820       $   175,157      $    87,659       $    10,462       $   318,098
                               ===========       ===========      ===========       ===========       ===========

(1) Does not include interest expense at the weighted-average contractual rate of 3.65% for the periods presented.

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

         The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $258.8 million at March 31, 2005. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

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

         The following table details the amounts and expected maturities of significant commitments as of March 31, 2005.

                                                             OVER ONE     OVER THREE
                                                ONE YEAR      THROUGH       THROUGH     OVER FIVE
                                                OR LESS     THREE YEARS    FIVE YEARS      YEARS        TOTAL
                                               ----------   -----------   -----------   ----------   ----------
                                                                     (Dollars in thousands)
Commitments to extend credit:
   Commercial ..............................   $   24,701   $       --    $        --   $       --   $   24,701
   Retail ..................................        9,279           --             --           --        9,279
Commitments to fund unused construction
   loans ...................................       12,029       40,152          5,012        3,275       60,468
Commitments to fund unused lines of
   credit:
   Commercial ..............................       17,083       15,036            294          653       33,066
   Retail ..................................       15,093          797            231       68,133       84,254
Letters of credit ..........................        4,512        3,806            163           --        8,481
Credit enhancements ........................           --        6,533         31,420       10,465       48,418
                                               ----------   ----------    -----------   ----------   ----------
                                               $   82,697   $   66,324    $    37,120   $   82,526   $  268,667
                                               ==========   ==========    ===========   ==========   ==========

         The above listed commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

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

          While maintaining its interest rate spread objectives, the Bank attempts to reduce interest rate risk with a variety of strategies designed to maintain what the Bank believes to be an appropriate relationship between its assets and liabilities. First, the Bank emphasizes real estate mortgage loans and commercial loans with adjustable interest rates or fixed rates of interest for an initial term of three or five years that convert to an adjustable rate based on the one, three and five-year constant maturity of United States Treasury obligations as the index after the initial terms and for subsequent adjustment periods. At March 31, 2005, the Bank had approximately $718.2 million of adjustable-rate loans in its portfolio. Second, the Bank's securities portfolio consists of securities that have expected average lives of five years or less at time of purchase. At March 31, 2005, the modified duration of the securities portfolio was less than two years. Third, the Bank has a substantial amount of savings, demand deposit and money market accounts which the Bank believes may be less sensitive to changes in interest rates than certificate accounts. At March 31, 2005, the Bank had $490.5 million of these types of accounts.

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

         The table below presents, as of March 31, 2005 and December 31, 2004, an analysis of the Bank's IRR as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point (1%) increments, up to 300 basis points and down 200 basis points in 2005 and 2004 in accordance with OTS regulations. At March 31, 2005 and December 31, 2004, the Bank was within the Board-approved tolerance limits in each rate scenario.

                                                       Net Portfolio Value
                               --------------------------------------------------------------------
                                       March 31, 2005                     December 31, 2004
                               -----------------------------      ---------------------------------
                               $ Amount  $ Change   % Change      $ Amount     $ Change    % Change
                               --------  --------   --------      ---------   ---------   ---------
                                                      (dollars in thousands)
Assumed Change in Interest
    Rates (Basis Points)
   +300                        $ 156,580 $ (9,817)      (5.9%)    $ 154,194   $  (7,441)      (4.8%)
   +200                          161,842   (4,555)      (2.7)       159,216      (2,419)      (1.5)
   +100                          165,480     (917)      (0.1)       162,128         493        0.3
      0                          166,397       --         --        161,635          --         --
   -100                          163,903   (2,494)      (1.5)       157,103      (4,532)      (2.9)
   -200(1)                       158,047   (8,350)      (5.0)

(1) Information as of December 31, 2004 was not available from the OTS.

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

         Management evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15(d) - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         Disclosure controls and procedures are the Company's controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Bank's suit that was filed against the U.S. government during 1993, Citizens Financial Services, FSB v. United States, went to trial in June 2004 in the U.S. Court of Claims. The Bank previously had been granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The trial concluded in early July 2004. On March 7, 2005, the Court of Claims entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the Government is entitled to recover certain costs from the Bank with respect to one claim that the Bank had voluntarily dismissed during the proceeding. The Government has indicated that these costs are less than $5,000. Management of the Company is currently reviewing its options and whether or not to pursue an appeal of the matter.

         On February 13, 2005, the Bank filed suit in the Lake County Superior Court sitting in Hammond, Indiana, to foreclose on its loans made to a golf course in the case titled Citizens Financial Services, FSB v. Innsbrook Country Club, Inc. and the New Innsbrook Country Club, LLC and identified Case No. 45D05-0402-PL-30. The loans in question have a balance of over $2.2 million. Subsequent to the Bank's initiation of foreclosure proceedings, the current owners of the property counterclaimed in the same action for damages, due to the Bank's alleged bad faith and breach of an alleged oral agreement with current ownership. At this stage, the opposing party has not made a formal demand for a specific amount of damages; thus, the Bank cannot, with any degree of certainty, determine the amount of any potential loss.

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

                                                        TOTAL NUMBER OF     MAXIMUM NUMBER OF
                                                      SHARES PURCHASED AS   SHARES THAT MAY YET
                      TOTAL NUMBER                     PART OF PUBLICLY     BE PURCHASED UNDER
                       OF SHARES     AVERAGE PRICE      ANNOUNCED PLANS         THE PLANS OR
      PERIOD           PURCHASED     PAID PER SHARE       OR PROGRAMS          PROGRAMS (1)
-------------------   ------------   --------------   -------------------   -------------------
January 1-31, 2005            --       $      --                    --            1,180,156
February 1-28, 2005           --              --                    --            1,180,156
March 1-31, 2005          20,000           14.17                20,000            1,160,156
                       ---------       ---------           -----------
      Total               20,000       $   14.17                20,000            1,160,156
                       =========       =========           ===========

(1) The Company publicly announced on March 17, 2003 a repurchase program for 1,200,000 shares. Prior to January 1, 2005, a total of 19,844 shares had been repurchased under that program. A total of 15,361 shares were purchased in April 2005 under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) An annual meeting of stockholders of the Company was held on April 26, 2005 (Annual Meeting).

         (b) None.

         (c) There were 12,385,087 shares of Common Stock of the Company eligible to be voted at the Annual Meeting, and 10,663,711 shares were represented at the meeting by the holders thereof, which constituted a quorum. The items voted upon at the Annual Meeting and the vote for each proposal were as follows:

         (1) Election of directors for a three-year term.

         Gregory W. Blaine         9,534,361  FOR         1,129,350   WITHHELD
         Robert R. Ross            9,673,972  FOR           989,739   WITHHELD
         Joyce M. Simon            9,909,897  FOR           753,814   WITHHELD

         (2) Approval to reincorporate the Company in the State of Indiana.

             6,758,911   FOR      655,984   AGAINST       100,592   ABSTAIN
             3,148,222   BROKER NON-VOTES

         (d) None.

ITEM 5. OTHER INFORMATION

         Not applicable.

ITEM 6.           EXHIBITS

         (a)      List of exhibits (filed herewith unless otherwise noted).

         3.1      Certificate of Incorporation of CFS Bancorp, Inc. (1)

         3.2      Bylaws of CFS Bancorp, Inc. (1)

         4.0      Form of Stock Certificate of CFS Bancorp, Inc. (1)

         10.1     Employment Agreement entered into between Citizens Financial
                  Services, FSB and Thomas F. Prisby (2)

         10.2     Employment Agreement entered into between Citizens Financial
                  Services, FSB and James W. Prisby (2)

         10.3     Employment Agreement entered into between CFS Bancorp, Inc.
                  and Thomas F. Prisby (2)

         10.4     Employment Agreement entered into between CFS Bancorp, Inc.
                  and James W. Prisby (2)

         10.5     CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan
                  (3)

         10.6     CFS Bancorp, Inc. Amended and Restated 1998 Recognition and
                  Retention Plan and Trust Agreement (3)

         10.7     CFS Bancorp, Inc. 2003 Stock Option Plan (4)

         10.8     Employment Agreement entered into between Citizens Financial
                  Services, FSB and Charles V. Cole (5)

         10.9     Employment Agreement entered into between Citizens Financial
                  Services, FSB and Thomas L. Darovic (5)

         10.10    Employment Agreement entered into between CFS Bancorp, Inc.
                  and Charles V. Cole (5)

         10.11    Employment Agreement entered into between CFS Bancorp, Inc.
                  and Thomas L. Darovic (5)

         10.12    Separation Agreement entered into between Citizens Financial
                  Services, FSB, CFS Bancorp and James W. Prisby (6)

         10.13    Employment Agreement entered into between Citizens Financial
                  Services, FSB and Zoran Koricanac (7)

         10.14    Employment Agreement entered into between CFS Bancorp, Inc.
                  and Zoran Koricanac (7)

         10.15    Amended and Restated Supplemental ESOP Benefit Plan of CFS
                  Bancorp, Inc. and Citizens Financial Services, FSB (7)

         10.16    CFS Bancorp, Inc. Directors' Deferred Compensation Plan (7)

         31.1     Rule 13a-14(a) Certification of Chief Executive Officer

         31.2     Rule 13a-14(a) Certification of Chief Financial Officer

         32.0     Section 1350 Certifications

-------------

(1) Incorporated by Reference from the Company's Registration Statement on Form S-1 filed on March 26, 1998, as amended and declared effective on May 14, 1998.

(2) Incorporated by Reference from the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2003.

(3) Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.

(4) Incorporated by Reference from the Company's Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.

(5) Incorporated by Reference from the Company's annual report on Form 10-K for the year ended December 31, 2003.

(6) Incorporated by Reference from the Company's quarterly report on Form 10-Q for the quarterly period ended September 30, 2004.

(7) Incorporated by Reference from the Company's annual report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date:  May 10, 2005            By: /s/ Thomas F. Prisby
                                   ---------------------------------------------
                                   Thomas F. Prisby, Chairman and
                                   Chief Executive Officer

Date:  May 10, 2005            By: /s/ Charles V. Cole
                                   ---------------------------------------------
                                   Charles V. Cole, Executive Vice President and Chief Financial Officer