Form 10-Q
period 2005-06-30
CFS BANCORP INC
filed 2005-08-05
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number: 0-24611

CFS Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Indiana	35-2042093
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

707 Ridge Road, Munster, Indiana 46321
(Address of principal executive offices)

(219) 836-5500
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO ☐

The Registrant had 12,315,562 shares of Common Stock issued and outstanding as of August 4, 2005.

CFS BANCORP, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3
	Consolidated Statements of Financial Condition	4
	Consolidated Statements of Income	5
	Consolidated Statements of Changes in Stockholders’ Equity	6
	Consolidated Statements of Cash Flows	7
	Notes to Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	32

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3.	Defaults upon Senior Securities	34

Item 4.	Submission of Matters to a Vote of Security Holders	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

Signature Page		36

Certifications for Principal Executive Officer and Principal Financial Officer
Exhibit 31.1
Exhibit 31.2
Exhibit 32.0

CFS BANCORP, INC.
Consolidated Statements of Financial Condition

	June 30, 2005	December 31, 2004
	(Unaudited)
	(Dollars in Thousands)
Assets
Cash and amounts due from depository institutions	$19,844	$16,878
Interest-bearing deposits	2,331	11,217
Federal funds sold	590	9,999
Cash and cash equivalents	22,765	38,094
Securities available-for-sale, at fair value	205,686	202,219
Investment in Federal Home Loan Bank stock, at cost	28,252	27,665
Loans receivable, net of unearned fees	968,659	988,085
Allowance for losses on loans	(13,892)	(13,353)
Net loans	954,767	974,732
Accrued interest receivable	5,719	5,456
Other real estate owned	658	525
Office properties and equipment	15,035	15,511
Investment in bank-owned life insurance	34,090	33,362
Prepaid expenses and other assets	14,658	15,721
Intangible assets	1,397	1,429
Total assets	$1,283,027	$1,314,714

Liabilities and Stockholders’ Equity
Deposits	$823,023	$863,178
Borrowed money, net of unamortized deferred premium on early extinguishment of debt	297,565	286,611
Advance payments by borrowers for taxes and insurance	6,531	8,177
Other liabilities	9,596	8,837
Total liabilities	1,136,715	1,166,803

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	-	-
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued as of June 30, 2005 and December 31, 2004; 12,345,782 and 12,385,322 shares outstanding as of June 30, 2005 and December 31, 2004, respectively	234	234
Additional paid-in capital	190,114	189,991
Retained earnings, substantially restricted	93,393	94,904
Treasury stock, at cost: 11,077,524 and 11,037,984 shares as of June 30, 2005 and December 31, 2004, respectively	(131,315)	(130,689)
Unallocated common stock held by ESOP	(5,361)	(5,959)
Unearned common stock acquired by RRP	(111)	(148)
Accumulated other comprehensive loss, net of tax	(642)	(422)
Total stockholders’ equity	146,312	147,911
Total liabilities and stockholders’ equity	$1,283,027	$1,314,714

See accompanying notes.

CFS BANCORP, INC.
Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$15,158	$13,731	$29,731	$27,847
Securities	1,851	2,601	3,572	5,271
FHLB dividends	290	330	592	660
Other	43	170	110	516
Total interest income	17,342	16,832	34,005	34,294
Interest expense:
Deposits	3,207	3,185	6,212	7,021
Borrowings	6,935	6,263	14,539	12,526
Total interest expense	10,142	9,448	20,751	19,547
Net interest income before provision for losses on loans	7,200	7,384	13,254	14,747
Provision for losses on loans	512	1,918	767	2,657
Net interest income after provision for losses on loans	6,688	5,466	12,487	12,090
Non-interest income:
Service charges and other fees	1,923	1,875	3,636	3,552
Commission income	104	171	269	323
Net realized gains (losses) on available-for-sale securities	(23)	(23)	(88)	298
Impairment on available-for-sale securities	-	(343)	(240)	(343)
Net gain (loss) on sale of other assets	20	-	82	(1)
Income from bank-owned life insurance	367	365	729	723
Other income	511	505	995	1,130
Total non-interest income	2,902	2,550	5,383	5,682
Non-interest expense:
Compensation and employee benefits	4,533	4,604	9,126	9,463
Net occupancy expense	704	615	1,427	1,258
Professional fees	460	1,254	815	1,645
Data processing	672	797	1,352	1,452
Furniture and equipment expense	412	456	855	918
Marketing	198	288	395	583
Amortization of core deposit intangibles	17	17	33	33
Other general and administrative expenses	1,383	1,248	2,636	2,460
Total non-interest expense	8,379	9,279	16,639	17,812
Income (loss) before income taxes	1,211	(1,263)	1,231	(40)
Income tax expense (benefit)	199	(906)	(47)	(927)
Net income (loss)	$1,012	$(357)	$1,278	$887

Per share data:
Basic earnings (loss) per share	$0.09	$(0.03)	$0.11	$0.08
Diluted earnings (loss) per share	0.08	(0.03)	0.11	0.07
Cash dividends declared per share	0.12	0.11	0.24	0.22
Weighted average shares outstanding	11,811,476	11,620,390	11,799,220	11,510,467
Weighted average diluted shares outstanding	12,027,547	11,887,039	12,039,677	11,846,355

See accompanying notes.

CFS BANCORP, INC.
Consolidated Statement of Changes in Stockholders' Equity

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Unalloc. Common Stock Held By ESOP	Unearned Common Stock Acquired By RRP	Accum. Other Compre-hensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance January 1, 2004	$234	$189,879	$106,354	$(132,741)	$(7,158)	$(1,523)	$908	$155,953
Net income	-	-	887	-	-	-	-	887
Other comprehensive loss, net of tax: Change in unrealized appreciation on available-for-sale securities, net of reclassification adjustment							(2,005)	(2,005)
Total comprehensive loss								(1,118)
Purchase of treasury stock	-	-	-	(854)	-	-	-	(854)
Shares earned under ESOP	-	-	-	-	-	-	-	-
Amortization of award under RRP	-	(32)	-	-	-	1,336	-	1,304
Exercise of stock options	-	(258)	-	1,790	-	-	-	1,532
Tax benefit related to stock options exercised	-	138	-	-	-	-	-	138
Dividends declared on common stock ($0.22 per share)	-	-	(2,428)	-	-	-	-	(2,428)
Balance June 30, 2004	$234	$189,727	$104,813	$(131,805)	$(7,158)	$(187)	$(1,097)	$154,527

Balance January 1, 2005	$234	$189,991	$94,904	$(130,689)	$(5,959)	$(148)	$(422)	$147,911
Net income	-	-	1,278	-	-	-	-	1,278
Other comprehensive loss, net of tax: Change in unrealized appreciation on available-for-sale securities, net of reclassification adjustment							(220)	(220)
Total comprehensive income								1,058
Purchase of treasury stock	-	-	-	(1,262)	-	-	-	(1,262)
Shares earned under ESOP	-	225	-	-	598	-	-	823
Amortization of award under RRP	-	12	-	-	-	37	-	49
Exercise of stock options	-	(237)	-	636	-	-	-	399
Tax benefit related to stock options exercised	-	123	-	-	-	-	-	123
Dividends declared on common stock ($0.24 per share)	-	-	(2,789)	-	-	-	-	(2,789)
Balance June 30, 2005	$234	$190,114	$93,393	$(131,315)	$(5,361)	$(111)	$(642)	$146,312

See accompanying notes.

CFS BANCORP, INC.
Consolidated Statements of Cash Flows
	Six Months Ended June 30,
	2005	2004
	(Unaudited)
	(Dollars in thousands)
Operating activities:
Net income	$1,278	$887
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	767	2,657
Depreciation and amortization	766	764
Premium amortization on early extinguishment of debt	8,716	-
Net premium amortization on securities available-for-sale	539	1,518
Impairment of securities available-for-sale	240	343
Deferred income tax benefit	(1,315)	(642)
Amortization of cost of stock benefit plans	872	1,304
Tax benefit from exercises of nonqualified stock options	123	138
Proceeds from sale of loans held-for-sale	9,658	5,612
Origination of loans held-for-sale	(13,274)	(5,390)
Net loss (gain) realized on sale of securities	88	(298)
Dividends received on Federal Home Loan Bank stock	(587)	(635)
Net (gain) loss realized on sale of other assets	(82)	1
Increase in cash surrender value of bank-owned life insurance	(729)	(723)
Decrease in prepaid expenses and other assets	2,258	1,393
Increase in other liabilities	700	1,800
Net cash provided by operating activities	10,018	8,729

Investing activities:
Securities:
Proceeds from sales	38,137	74,788
Proceeds from maturities and paydowns	23,464	59,783
Purchases	(66,305)	(158,721)
Net loan fundings and principal payments received	22,304	(32,706)
Proceeds from sale of real estate owned	577	3,424
Purchases of property and equipment	(301)	(702)
Disposal of property and equipment	49	20
Net cash provided by (used for) investing activities	17,925	(54,114)

Financing activities:
Proceeds from exercise of stock options	399	1,532
Dividends paid on common stock	(2,846)	(2,412)
Purchase of treasury stock	(1,262)	(854)
Net decrease in deposit accounts	(40,155)	(97,760)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(1,646)	721
Net increase (decrease) in borrowed funds	2,238	(58)
Net cash flows used for financing activities	(43,272)	(98,831)
Net decrease in cash and cash equivalents	(15,329)	(144,216)
Cash and cash equivalents at beginning of period	38,094	177,751
Cash and cash equivalents at end of period	$22,765	$33,535

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$639	$3,919
Cash paid for interest on deposits	6,170	7,250
Cash paid for interest on borrowings	5,849	12,595
Cash paid for taxes	-	-

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statements Presentation

The consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of June 30, 2005 and for the three and six months ended June 30, 2005 and June 30, 2004 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results expected for the full year ending December 31, 2005. The accompanying consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The June 30, 2005 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. The allowance for losses on loans is particularly subject to change.

Some items in the prior period financial statements were reclassified to conform to the current period’s presentation.

2. Stock-Based Compensation

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued by Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company’s employees’ stock options which have been granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the Company’s Recognition and Retention Plan (RRP) is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting or stock-based compensation plans had been utilized. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts of compensation expense to be recognized.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income (loss) (as reported)	$1,012	$(357)	$1,278	$887
Stock-based compensation expense determined using fair value method, net of tax	(134)	(154)	(277)	(396)
Pro forma net income (loss)	$878	$(511)	$1,001	$491

Basic earnings (loss) per share (as reported)	$0.09	$(0.03)	$0.11	$0.08
Pro forma basic earnings (loss) per share	0.07	(0.04)	0.08	0.04
Diluted earnings (loss) per share (as reported)	0.08	(0.03)	0.11	0.07
Pro forma diluted earnings (loss) per share	0.07	(0.04)	0.08	0.04

The Company did not grant any options during the three months ended June 30, 2005. The Company granted options during the three months ended June 30, 2004. The fair value of those option grants was estimated using the Black-Scholes option value model with the following assumptions:

2004
Dividend yield	3.3%
Expected volatility	27.4
Risk-free interest	3.9
Original expected life	6 years

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

3. Other Comprehensive Income

The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Unrealized holding losses arising during the period:
Unrealized net securities losses	$(697)	$(3,115)
Related tax benefit	274	1,081
Net	(423)	(2,034)
Less: reclassification adjustment for net losses realized during the period:
Realized net securities losses	(328)	(45)
Related tax benefit	125	16
Net	(203)	(29)
Total other comprehensive loss	$(220)	$(2,005)

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income (loss)	$1,012	$(357)	$1,278	$887

Weighted average common shares outstanding	11,811,476	11,620,390	11,799,220	11,510,467
Common share equivalents (1)	216,071	266,649	240,457	335,888
Weighted average common shares and common share equivalents outstanding	12,027,547	11,887,039	12,039,677	11,846,355

Basic earnings (loss) per share	$0.09	$(0.03)	$0.11	$0.08
Diluted earnings (loss) per share	0.08	(0.03)	0.11	0.07

(1) Assumes exercise of dilutive stock options and also the vesting of a portion of the unearned awards under the RRP.

For the three and six months ended June 30, 2005, the Company had 649,000 and 476,000 anti-dilutive options, respectively, which were not included in the above calculation. The Company had 605,000 and 304,000 anti-dilutive options for the three and six months ended June 30, 2004, respectively.

5. New Accounting Pronouncements

The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments

In January 2003, the Emerging Issues Task Force (EITF) began a project to provide additional guidance on when a market value decline on debt and marketable equity securities should be considered other-than-temporary. Currently, declines in market value that are considered to be other-than-temporary require that a loss be recognized through the income statement. In March 2004, the FASB ratified the consensus reached by the EITF in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued a staff position (FSP 03-1-1) which delayed the effective date for the measurement and recognition guidance of EITF 03-1 due to additional proposed guidance.

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a FASB Staff Position (FSP) which will be re-titled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The final FSP will supersede EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP FAS 115-1 will replace guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). FSP FAS 115-1 will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 should not have any significant impact on the Company's financial condition or results of operation.

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123, Revised, Share-Based Payment (SFAS 123(R)), which requires all public companies to record compensation cost for stock options and other awards provided to employees in return for employee service. The cost of the options is measured at the fair value of the options when granted, and this cost is to be expensed over the employee service period, which is normally the vesting period of the options granted. This statement would have applied to awards that vest, were granted or were modified after the first quarter or year beginning after June 15, 2005.

On April 14, 2005, the SEC amended the compliance date for SFAS No. 123(R) from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt SFAS No. 123(R) as of January 1, 2006. The effect on the Company’s results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted for future awards. Existing options that will vest after the Company adopts SFAS No. 123(R) could result in additional compensation expense as follows:

Anticipated Additional Compensation Cost (1)
(Dollars in thousands)
Years ended December 31,
2006	$616
2007	332
2008	236
2009	106
2010	46
$1,336

(1) Includes the estimated cost of stock options that were granted subsequent to June 30, 2005. See Footnote 7 for more information.

6. Reincorporation

On July 1, 2005, the Company completed its reincorporation in the State of Indiana pursuant to the approval by the Company’s stockholders at the Company’s Annual Meeting of the Stockholders held on April 26, 2005. The Company expects that the change will reduce its expenses by approximately $160,000 annually in future years.

7. Subsequent Event

On July 25, 2005, the Company’s Compensation Committee granted the remaining options under its 1998 and 2003 Stock Option Plans to directors, officers and employees of the Company. The number of options granted totaled 234,945 at an exercise price of $13.48 which was equal to the fair market value of the Company’s common stock on July 25, 2005. The shares vest ratably over five years. The fair value of the options granted was $2.81 and is based on a dividend yield of 3.55%, expected volatility of 25.9%, risk-free interest rate of 4.10% and an original expected life of 6 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of  Operations

Forward Looking Statements

When used in this Form 10-Q or future filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications, the words or phrases “would be,”“will allow,”“intends to,”“will likely result,”“are expected to,”“will continue,”“is anticipated,”“estimate,”“project,” or similar expressions, or the negative thereof, are intended to identify “forward-looking statements” within the meaning of the Private Litigation Reform Act of 1995.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company’s lending and investment activities, legislative changes, changes in operations, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. Such forward-looking statements are not guarantees of future performance. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

The Company’s net income totaled $1.0 million or $0.08 per diluted share for the three months ended June 30, 2005. Net interest income before the provision for losses on loans was $7.2 million and the Company’s net interest margin was 2.37% for the same period. The Company’s net income for the six months ended June 30, 2005 was $1.3 million or $0.11 per diluted share. Net interest income before the provision for losses on loans was $13.3 million and the Company’s net interest margin was 2.19% for the six-month period.

The Company’s net income for the three and six months ended June 30, 2005 was adversely affected by charges to interest expense reflecting the amortization of the deferred premium on the early extinguishment of debt from the Company’s fourth quarter 2004 restructuring of $400.0 million of Federal Home Loan Bank (FHLB) borrowings. The Company’s debt amortization expense totaled $4.0 million ($2.4 million net of tax or $0.21 per diluted share) for the three months ended June 30, 2005 and $8.7 million ($5.3 million net of tax or $0.44 per diluted share) for the six months ended June 30, 2005. The restructuring, however, also reduced the average contractual interest rates paid and the average balance of borrowings outstanding on the Company’s FHLB borrowings. On a cash basis, the Company’s interest payments on such borrowings were $3.3 million less ($2.0 million net of tax or $0.17 per diluted share) and $6.7 million less ($4.1 million net of tax or $0.34 per diluted share), respectively, in the three and six months ended June 30, 2005 compared to the 2004 periods.

Total borrowings at the end of June 30, 2005 were $297.6 million, which is net of the unamortized premium on the early extinguishment of debt of $21.5 million. The weighted average contractual interest rate on the FHLB borrowings as of June 30, 2005 was 3.72% compared to 5.92% as of June 30, 2004.

During the second quarter of 2005, the Company sought to enhance its Business Banking Division by hiring Mr. Gregg L. Holley, Senior Vice President - Business Banking as a member of the Senior Management Team of Citizens Financial Services, FSB (the Bank). Mr. Holley joins the Bank with over 25 years of experience in the banking industry and a strong background in retail and business banking. His experience includes developing and growing a Business Banking Group with a large national bank. The Business Banking Division has been established by the Bank and will focus on attracting new business relationships which include both loans and deposits. The Business Banking Division is expected to build on the Bank’s Commercial Lending Department’s regionalized structure and will concentrate its efforts on originating loans up to $1.0 million. The Business Banking Division will, through coordination with the Bank’s other departments, concentrate its efforts in cross-selling the Bank’s products and services to small business customers. The objective of the Business Banking Division is to increase the number of Bank products and services used by any particular small-business customer through personalized customer service and relationship management as well as pricing incentives with the expectation that this will increase core deposits, fee income and loan originations and reduce the Bank’s purchases of loan participation interests in the future.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require the Company to establish various accounting policies. Certain of these accounting policies require management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities. The judgments and assumptions used by management are based on historical experience, projected results, internal cash flow modeling techniques and other factors which management believes are reasonable under the circumstances.

The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in Item 8 of its Annual Report on Form 10-K. These policies, along with the disclosures presented in the notes to the Company’s unaudited financial statements included in Item 1 of this Form 10-Q and in this management’s discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans to be a critical accounting policy.

Allowance for Losses on Loans. The Company maintains an allowance for losses on loans at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company’s estimate of probable incurred losses in the loan portfolio at each balance sheet date and is based on the review of available and relevant information.

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

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at an appropriate level. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required that could adversely affect earnings or the Company’s financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for the Bank and the carrying value of its other non-performing assets, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans in the future.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table provides information regarding (i) the Company’s interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

	Three Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$972,417	$15,158	6.25%	$999,771	$13,731	5.52%
Securities (2)	212,355	1,851	3.50%	342,195	2,601	3.06%
FHLB stock	28,188	290	4.13%	27,331	330	4.86%
Other interest-earning assets (3)	5,934	43	2.91%	70,896	170	0.96%
Total interest-earning assets	1,218,894	17,342	5.71%	1,440,193	16,832	4.70%

Non-interest earning assets	75,276			75,095
Total assets	$1,294,170			$1,515,288

Interest-bearing liabilities:
Deposits:
Checking accounts	$113,284	218	0.77%	$96,960	58	0.24%
Money market accounts	134,300	381	1.14%	137,277	304	0.89%
Savings accounts	192,804	164	0.34%	209,105	175	0.34%
Certificates of deposit	346,002	2,444	2.83%	430,715	2,648	2.47%
Total deposits	786,390	3,207	1.64%	874,057	3,185	1.47%

Borrowed money (4)	292,103	6,935	9.52%	418,435	6,263	6.02%
Total interest-bearing liabilities	1,078,493	10,142	3.77%	1,292,492	9,448	2.94%
Non-interest bearing deposits	51,761			43,997
Non-interest bearing liabilities	17,306			19,223
Total liabilities	1,147,560			1,355,712
Stockholders' equity	146,610			159,576
Total liabilities and stockholders' equity	$1,294,170			$1,515,288
Net interest-earning assets	$140,401			$147,701
Net interest income / interest rate spread		$7,200	1.94%		$7,384	1.76%
Net interest margin			2.37%			2.06%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.02%			111.43%
(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized costs.
(3)	Includes money market accounts, federal funds sold and interest-earning bank deposits.
(4)
The 2005 period includes an average of $314.5 million of contractual FHLB borrowings which are offset by an average of $23.8 million of unamortized premium on early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $4.0 million of amortization of the deferred premium on early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 9.52% compared to an average contractual rate of 3.72%. The effect of the unamortized deferred premium and the related quarterly amortization was to reduce the Company’s net interest margin by 131 basis points for the 2005 period.

	Six Months Ended June 30,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$977,822	$29,731	6.13%	$992,436	$27,847	5.64%
Securities (2)	208,284	3,572	3.46%	336,218	5,271	3.15%
FHLB stock	28,037	592	4.26%	27,174	660	4.88%
Other interest-earning assets (3)	8,609	110	2.58%	107,782	516	0.96%
Total interest-earning assets	1,222,752	34,005	5.61%	1,463,610	34,294	4.71%

Non-interest earning assets	74,958			73,300
Total assets	$1,297,710			$1,536,910

Interest-bearing liabilities:
Deposits:
Checking accounts	$105,641	303	0.58%	$95,015	124	0.26%
Money market accounts	139,181	769	1.11%	131,348	593	0.91%
Savings accounts	194,596	324	0.34%	207,466	385	0.37%
Certificates of deposit	352,877	4,816	2.75%	466,270	5,919	2.55%
Total deposits	792,295	6,212	1.58%	900,099	7,021	1.57%

Borrowed money (4)	290,601	14,539	10.09%	418,450	12,526	6.02%
Total interest-bearing liabilities	1,082,896	20,751	3.86%	1,318,549	19,547	2.98%
Non-interest bearing deposits	50,158			41,772
Non-interest bearing liabilities	17,735			18,362
Total liabilities	1,150,789			1,378,683
Stockholders' equity	146,921			158,227
Total liabilities and stockholders' equity	$1,297,710			$1,536,910
Net interest-earning assets	$139,856			$145,061
Net interest income / interest rate spread		$13,254	1.75%		$14,747	1.73%
Net interest margin			2.19%			2.03%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.91%			111.00%
(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized costs.
(3)	Includes money market accounts, federal funds sold and interest-earning bank deposits.
(4)
The 2005 period includes an average of $315.6 million of contractual FHLB borrowings which are offset by an average of $25.9 million of unamortized premium on early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $8.7 million of amortization of the deferred premium on early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 10.09% compared to an average contractual rate of 3.71%. The effect of the unamortized deferred premium and the related quarterly amortization was to reduce the Company’s net interest margin by 144 basis points for the 2005 period.

Rate / Volume Analysis

The following table details the effects of changing rates and volumes on the Company’s net interest income. Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

	Three Months Ended June 30,
	2005 compared to 2004
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,854	$(376)	$(51)	$1,427
Securities	382	(987)	(145)	(750)
FHLB stock	(48)	10	(2)	(40)
Other interest-earning assets	344	(156)	(315)	(127)
Total net change in income on interest- earning assets	2,532	(1,509)	(513)	510
Interest-bearing liabilities:
Deposits:
Checking accounts	128	10	22	160
Money market accounts	86	(7)	(2)	77
Savings accounts	3	(14)	-	(11)
Certificates of deposit	395	(521)	(78)	(204)
Total deposits	612	(532)	(58)	22
Borrowed money	3,671	(1,891)	(1,108)	672
Total net change in expense on interest- bearing liabilities	4,283	(2,423)	(1,166)	694
Net change in net interest income	$(1,751)	$914	$653	$(184)

	Six Months Ended June 30,
	2005 compared to 2004
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,328	$(410)	$(34)	$1,884
Securities	495	(2,006)	(188)	(1,699)
FHLB stock	(86)	21	(3)	(68)
Other interest-earning assets	861	(475)	(792)	(406)
Total net change in income on interest- earning assets	3,598	(2,870)	(1,017)	(289)
Interest-bearing liabilities:
Deposits:
Checking accounts	148	14	17	179
Money market accounts	133	35	8	176
Savings accounts	(39)	(24)	2	(61)
Certificates of deposit	445	(1,440)	(108)	(1,103)
Total deposits	687	(1,415)	(81)	(809)
Borrowed money	8,409	(3,827)	(2,569)	2,013
Total net change in expense on interest- bearing liabilities	9,096	(5,242)	(2,650)	1,204
Net change in net interest income	$(5,498)	$2,372	$1,633	$(1,493)

Analysis of Statements of Income

Net Interest Income. Net interest income is the principal source of earnings for the Company and consists of interest income earned on loans and investment securities less interest expense paid on deposits and borrowed funds. Net interest income is a function of the Company’s interest rate spread, which is the difference between the average yield earned on the Company’s interest-earning assets and the average rate paid on its interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread for the three months ended June 30, 2005 increased to 1.94% from 1.76% for the comparable 2004 period. The Company’s net interest spread for the six months ended June 30, 2005 was 1.75% compared to 1.73% for the similar 2004 period.

The Company’s net interest income before the provision for losses on loans for the three months ended June 30, 2005 was $7.2 million, a decrease of $184,000 from the comparable 2004 period. For the six months ended June 30, 2005, net interest income was $13.3 million, a decrease of $1.5 million from the comparable 2004 period. The Company’s net interest margin (which is net interest income as a percentage of average interest-earning assets) was 2.37% for the three months ended June 30, 2005, a 31 basis point increase from the comparable 2004 period. For the six months ended June 30, 2005, the Company’s net interest margin was 2.19%, a 16 basis point increase from the comparable 2004 period.

The Company’s average yield on interest-earning assets increased 101 and 90 basis points, respectively, for the three and six months ended June 30, 2005 from the comparable 2004 periods. The increase in average yields in the 2005 periods was primarily a result of the upwards repricing of adjustable-rate loans reflecting higher market rates of interest coupled with a reduction in the average balances of certain relatively lower yielding interest-earning assets. Mitigating the positive impact on interest income, the Company’s average interest-earning assets decreased 15.4% and 16.4%, respectively, for the three and six months ended June 30, 2005 when compared to the same 2004 periods as a result of the Company utilizing certain of its low yielding interest-earning assets for the repayment of borrowings and managed runoff of higher rate certificates of deposit.

The average cost of the Company’s interest-bearing liabilities was 3.77% and 3.86%, respectively, for the three and six months ended June 30, 2005 compared to 2.94% and 2.98% for the similar 2004 periods. The increases were mainly a result of the premium amortization on the early extinguishment of debt recorded as a charge to interest expense which totaled $4.0 million and $8.7 million, respectively, for the three and six months ended June 30, 2005. The non-cash amortization was partially offset by a $3.3 million and $6.7 million decrease, respectively, in interest expense for the three and six months ended June 30, 2005 which was related to the Company’s lower contractual interest rates and average borrowings outstanding on its restructured FHLB borrowings. The average cost of interest-bearing liabilities was also negatively impacted by the average unamortized deferred premium on the early extinguishment of debt which is classified as an offset to the Company’s average borrowings outstanding. The average unamortized portion of the deferred premium totaled $23.8 million and $25.9 million, respectively, for the three and six months ended June 30, 2005. The effect of the unamortized deferred premium and the related quarterly amortization was to reduce the Company’s net interest margin by 131 and 144 basis points, respectively, for the three and six months ended June 30, 2005. The interest expense related to the deferred premium amortization is expected to be $2.9 million, $2.8 million, $2.6 million and $2.6 million before taxes in the quarters ended September 30, 2005, December 31, 2005, March 31, 2006 and June 30, 2006, respectively.

Interest expense also increased during the three and six months ended June 30, 2005 as the average cost of deposits increased to 1.64% and 1.58%, respectively, for the three and six months ended June 30, 2005 as compared to 1.47% and 1.57% for the similar 2004 periods. The increase in the cost of deposits was primarily a result of the upwards repricing of certificates of deposit and money market accounts coupled with the Company’s high-yield checking promotional product offered in select markets.

Provision for losses on loans. The Company’s provision for losses on loans decreased by $1.4 million and $1.9 million for the three and six months ended June 30, 2005 as compared to the 2004 periods. The decreases were mainly a result of the identification of non-performing assets and increased reserves relating to those assets in the 2004 periods. For additional information, see “Changes in Financial Condition - Allowance for Losses on Loans”.

Non-interest income. The Company’s non-interest income increased $352,000 for the three months ended June 30, 2005 from the comparable period in 2004. The 2004 period was negatively impacted by a $343,000 write-down on an impaired available-for-sale security. The Company’s non-interest income for the six months ended June 30, 2005 decreased by $299,000 from the comparable 2004 period. The decrease was primarily related to net realized losses on securities available-for-sale of $88,000. Net realized gains on the sales of securities available-for-sale was $298,000 for the comparable 2004 period. The remaining components of non-interest income remained relatively stable during the three and six months ended June 30, 2005 compared to the similar 2004 periods with increases in service charges and other fees of $48,000 and $84,000, respectively, offsetting decreases in commission income of $67,000 and $54,000, respectively.

Non-interest expense. Non-interest expense decreased $900,000 or 9.7% and $1.2 million or 6.6%, respectively, for the three and six months ended June 30, 2005 from the comparable 2004 periods. The Company’s professional fees decreased by $794,000 and $830,000 during the three and six months ended June 30, 2005 from the comparable 2004 periods. The decrease was a result of the legal expenses incurred in 2004 related to the Company’s goodwill litigation that went to trial during the second quarter of 2004. Additional decreases in non-interest expense related to data processing expenses as the Company changed its core processor during the second quarter of 2004 which were partially offset by increases in charges in the 2005 periods related to the increased usage of electronic banking services that the Company offers to its customers. The Company also reduced the number of newspaper advertisements and direct mail campaigns which resulted in decreased marketing and advertising expenses for the three and six months ended June 30, 2005. The Company’s increase in net occupancy expense also partially offset the decreases discussed above due to its new offices which opened during the second and third quarters of 2004.

The Company’s efficiency ratio and core efficiency ratio for the three and six months ended June 30, 2005 and 2004 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Non-interest expense	$8,379	$9,279	$16,639	$17,812
Net interest income before the provision for losses on loans plus non-interest income	$10,102	$9,934	$18,637	$20,429
Efficiency ratio	82.94%	93.41%	89.28%	87.19%

Non-interest expense	$8,379	$9,279	$16,639	$17,812
Net interest income before the provision for losses on loans plus non-interest income	$10,102	$9,934	$18,637	$20,429
Adjustments:
Net (gain) loss on securities	23	23	88	(298)
Other-than-temporary impairment	-	343	240	343
Net (gain) loss on sale of assets	(20)	-	(82)	1
Amortization of deferred premium	3,992	-	8,716	-
Net interest income before the provision for losses on loans plus non-interest income - as adjusted	$14,097	$10,300	$27,599	$20,475
Core efficiency ratio	59.44%	90.09%	60.29%	86.99%

Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and efficiency of operations. The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of net interest income before the provision for losses on loans and non-interest income. Many financial institutions, in calculating the efficiency ratio, adjust non-interest income (as calculated under generally accepted accounting principles) to exclude certain component elements, such as gains or losses on sales of securities and assets. Management follows this practice to calculate its efficiency ratio and utilizes this non-GAAP measure in its analysis of the Company’s performance. The non-GAAP measure is different from the GAAP-based efficiency ratio presented in this Form 10-Q. The GAAP-based measure is calculated using non-interest expense, net interest income before the provision for losses on loans and non-interest income as presented on the Consolidated Statements of Income.

Management computes a core efficiency ratio which is calculated as non-interest expense, excluding any prepayment penalties on early extinguishment of debt, divided by the sum of net interest income before the provision for losses on loans, excluding the deferred premium amortization, and non-interest income, adjusted for gains or losses on the sale of securities and other assets and other-than-temporary impairments. Management believes that the non-GAAP core efficiency ratio enhances investors’ understanding of its business and performance. The measure is also believed to be useful in understanding the Company’s performance trends and to facilitate comparisons with the performance of others in the financial services industry. Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of the Company’s financial performance and better reflects the Company’s core operating activities.

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

Income Tax Expense. The Company’s income tax expense for the three months ended June 30, 2005 was $199,000 compared to the income tax benefit of $906,000 for the comparable period in 2004. The income tax benefit for the six months ended June 30, 2005 was $47,000 compared to $927,000 for the comparable 2004 period. The increased tax expense for the three and six months ended June 30, 2005 was a result of higher pre-tax earnings in the 2005 periods. Permanent tax differences, primarily related to the Company’s investment in Bank-owned life insurance, and the application of available tax credits continue to have a favorable impact on income tax expense.

Changes in Financial Condition

General. At June 30, 2005, the Company’s total assets were $1.28 billion, a decrease of $31.7 million from December 31, 2004. The significant changes in the Company’s total assets were mainly a result of a decrease in cash and cash equivalents coupled with a decrease in loans receivable, net of unearned fees. The decrease in cash and cash equivalents and the funds received on loan repayments were utilized primarily to fund the managed run-off of higher-rate certificates of deposit.

Securities. The amortized cost of the Company’s securities and their fair values were as follows at June 30, 2005 and December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At June 30, 2005:
Government Sponsored Entity (GSE) securities	$133,595	$146	$(1,005)	$132,736
Mortgage-backed securities	38,728	165	(223)	38,670
Collateralized mortgage obligations	32,913	34	(188)	32,759
Trust preferred securities	85	17	-	102
Equity securities	1,386	36	(3)	1,419
	$206,707	$398	$(1,419)	$205,686

At December 31, 2004:
Government Sponsored Entity (GSE) securities	$96,663	$45	$(793)	$95,915
Mortgage-backed securities	55,602	522	(141)	55,983
Collateralized mortgage obligations	48,815	94	(171)	48,738
Trust preferred securities	90	-	-	90
Equity securities	1,701	2	(210)	1,493
	$202,871	$663	$(1,315)	$202,219

During the first six months of 2005, approximately $38.2 million of available-for-sale securities were sold realizing a net loss on the sales of $88,000. During the first quarter of 2005, the Company also identified a $240,000 other-than-temporary impairment in a Freddie Mac fixed-rate perpetual preferred stock that had an original cost basis of $1.5 million. The impairment was identified based on the facts and circumstances surrounding the security and its issuer at the time of the impairment, including the duration and severity of the unrealized loss in the security and the uncertainty as to the timing of a full recovery.

Management does not believe that any other unrealized loss on the Company’s securities as of June 30, 2005 represents an other-than-temporary impairment. The unrealized losses reported for the remainder of the portfolio were attributable to changes in interest rates.

Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented below as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$414,204	42.8%	$396,420	40.1%
Construction and land development	120,088	12.4	145,162	14.7
Commercial and industrial	64,148	6.6	58,682	5.9
Total commercial loans	598,440	61.8	600,264	60.7

Retail loans:
Single-family residential	261,502	27.0	277,501	28.1
Home equity loans	102,451	10.6	102,981	10.5
Other	6,266	0.6	7,339	0.7
Total retail loans	370,219	38.2	387,821	39.3

Total loans receivable, net of unearned fees	$968,659	100.0%	$988,085	100.0%

Total loan fundings for the first six months of 2005 included fundings of commercial loans totaling $59.6 million, single-family mortgage fundings of $21.1 million, increased usage of home equity lines of credit totaling $29.2 million and loan participations purchased of $54.4 million. Total loan fundings for the first six months of 2005 were more than offset by loan repayments resulting in a 2.0% decrease of total loans from December 31, 2004.

Allowance for Losses on Loans. At June 30, 2005, the Bank’s allowance for losses on loans amounted to $13.9 million, an increase of 4.0% from December 31, 2004. The allowance for losses on loans represented 52.5% and 48.3%, respectively, of the Bank’s non-performing loans and 1.43% and 1.35%, respectively, of its total loans receivable as of June 30, 2005 and December 31, 2004. Management of the Bank believes that, as of June 30, 2005, the allowance for losses on loans was adequate.

As of June 30, 2005, the Company had nine impaired loans with aggregate outstanding balances totaling $27.3 million with impairment allocations related to these loans totaling $7.3 million. Eight of the impaired loans are commercial real estate loans, of which four are secured by hotels which as of June 30, 2005, had an aggregate carrying value of $20.8 million with aggregate impairment allocations of $5.2 million. Three other impaired commercial real estate loans, which are outstanding to the same borrower and are secured by a golf course, had an aggregate carrying value of $3.4 million with an impairment allocation of $1.4 million as of June 30, 2005. The remaining impaired commercial real estate loan is a loan participation which is secured by a nursing home in Illinois. The Company’s portion of this participation has a carrying value of $2.5 million with an impairment allocation of $360,000 as of June 30, 2005. The remaining impaired loan is a commercial loan with a carrying value of $710,000 secured by general business assets with an aggregate impairment allocation of $352,000 as of June 30, 2005.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$13,435	$11,295	$13,353	$10,453
Provision for losses on loans	512	1,918	767	2,657
Charge-offs	(67)	(1,965)	(305)	(2,035)
Recoveries	12	51	77	224
Balance at end of period	$13,892	$11,299	$13,892	$11,299

See additional discussion for the decreased provision for losses on loans under the sub-heading “Analysis of Statements of Income - Provision for Losses on Loans” above.

Non-performing Assets. The following table provides information relating to the Company’s non-performing assets as of the dates indicated. The Company has no loans past due greater than 90 days still on accrual at either date presented below.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial real estate	$19,359	$19,197
Construction and land development	1,659	1,895
Commercial and industrial	383	236
Total commercial loans	21,401	21,328

Retail loans:
Single-family residential	4,356	5,855
Home equity	650	460
Other	32	32
Total retail loans	5,038	6,347
Total non-accruing loans	26,439	27,675
Other real estate owned, net	658	525
Total non-performing assets	$27,097	$28,200

Non-performing assets to total assets	2.11%	2.14%
Non-performing loans to total loans	2.73	2.80

Total non-performing loans decreased $1.2 million or 4.5% as of June 30, 2005 compared to December 31, 2004. The primary reason for the decrease was the transfer of seven single-family residential mortgage loans totaling $483,000 to other real estate owned during the first six months of 2005, of which four of these properties were also sold during the same period for a total gain on sale of $82,000. The remaining decrease in non-performing loans was a result of loan repayments, primarily related to single-family mortgages.

There have been no significant changes during the three months ended June 30, 2005 to the Bank’s non-performing assets other than the following:

•
The Company’s loan with a carrying value of $7.0 million that is secured by a hotel in the Chicago metropolitan area is considered impaired and had an estimated impairment allocation of $1.8 million as of June 30, 2005. During December 2004, Bank management negotiated a forbearance agreement extending the maturity of the loan through May 2005. In conjunction with the forbearance agreement, the borrower placed the title of the property in escrow. The borrowers filed for reorganization under Chapter 11 of the Bankruptcy Code during the first quarter of 2005. During the second quarter of 2005, the Bank reached an agreement with the borrower to further extend the forbearance period until March 31, 2006. Upon that date, the borrower is required to repay a negotiated amount in excess of the carrying value and tax escrow. During this forbearance period, the borrower is required to make monthly payments to include repayment of debt and escrow. As of the date of this filing, the borrower is current in the required payments.

•
The Company’s two loans with a carrying value of $9.2 million in the aggregate secured by a hotel located in Michigan had an additional impairment of $1.1 million identified during the second quarter of 2005 bringing the total impairment allocation to $1.9 million as of June 30, 2005.

•
The Company’s $1.6 million commercial construction loan to an apartment complex in Northern Indiana had an agreed upon repayment date of June 25, 2005. The borrowers made a $10,000 payment on that date in order to exercise their option to extend the repayment date until July 11, 2005. As of the date of this filing, no other payments have been received and this loan is in default. The borrower’s are seeking to refinance this loan with a third party and anticipate closing during the third quarter of 2005. If third party financing cannot be obtained, the Company expects to schedule a sheriff’s sale with respect to the collateral securing this loan and anticipates that this loan will be transferred to other real estate owned by the end of 2005. During the fourth quarter of 2004, the Bank charged off $1.2 million of the loan balance. The Bank does not anticipate further losses based upon the appraised value of the collateral.

Deposits and Borrowed Money. The following table sets forth the dollar amount and the percentage of total deposits in each deposit category offered by the Company at the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$55,360	6.7%	$51,713	6.0%
Interest-bearing	111,596	13.6	94,878	11.0
Money market accounts	125,981	15.3	147,211	17.1
Savings accounts	189,907	23.1	196,358	22.7
Core deposits	482,844	58.7	490,160	56.8
Certificates of deposit:
$100,000 or less	261,422	31.8	288,597	33.4
Over $100,000	78,757	9.5	84,421	9.8
Time deposits	340,179	41.3	373,018	43.2
Total deposits	$823,023	100.0%	$863,178	100.0%

The Company’s total deposits were $823.0 million at June 30, 2005 compared to $863.2 million at December 31, 2004. The decrease of $40.2 million was primarily the result of a reduction of $32.8 million in certificates of deposit as the Company allowed the managed runoff of higher rate certificates of deposit during 2005. The Company has also increased the balance of its non-interest bearing and interest-bearing checking accounts since December 31, 2004 as part of its business strategy as the Company focuses on deepening its deposit relationship with its customers by offering premium pricing to those customers who utilize multiple products and services offered by the Company. The business strategy also includes a high-yield promotional checking account currently being offered in select markets of the Company. As of June 30, 2005, the high-yield checking account has increased total interest-bearing checking accounts by approximately $17.0 million of new money since January 31, 2005.

The Company’s Federal Home Loan Bank (FHLB) borrowed money consisted of the following at the dates indicated:

	June 30, 2005		December 31, 2004
	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
	(Dollars in thousands)
Secured advances from FHLB - Indianapolis:
Maturing in 2005 - variable-rate	3.46%	$28,000	1.95%	$34,000
Maturing in 2005 - fixed-rate	3.00	10,000	3.00	10,000
Maturing in 2006 - fixed-rate	3.41	87,000	3.41	87,000
Maturing in 2007 - fixed-rate	3.65	87,000	3.65	87,000
Maturing in 2008 - fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 - fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 - fixed-rate (1)	6.71	1,227	6.71	1,227
Maturing in 2018 - fixed-rate (1)	5.54	2,865	5.54	2,865
Maturing in 2019 - fixed-rate (1)	6.32	7,629	6.31	7,691
		310,721		316,783
Less: deferred premium on early extinguishment of debt		(21,456)		(30,172)
		$289,265		$286,611

Weighted-average contractual interest rate	3.72%		3.55%

(1) These advances are amortizing borrowings and are listed by their contractual maturity.

As of June 30, 2005, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds at the market rate for the purchase of federal funds at the time of a request. During the second quarter, these lines were used for liquidity purposes. As of June 30, 2005, these lines had an $8.3 million balance with an interest rate of 3.63%. The maximum amount borrowed during the second quarter of 2005 was $11.3 million and the weighted-average rate paid was 3.23%.

As of June 30, 2005, the Company also had a $10.0 million revolving line of credit with a maturity date of March 31, 2006 and with each borrowing carrying an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate (LIBOR), at the Company’s option. The line of credit was obtained by the Holding Company and is secured by the Bank stock. The Company did not borrow any funds under this line of credit since the note date of March 21, 2005.

Capital Resources. The Company’s stockholders’ equity at June 30, 2005 was $146.3 million compared to $147.9 million at December 31, 2004. The decrease was primarily due to:

•	cash dividends declared during 2005 totaling $2.8 million;
•	repurchases of the Company’s common stock during 2005 totaling $1.3 million; and
•	a $220,000 increase in unrealized losses on available-for-sale securities, net of tax.

The following increases in stockholders’ equity during the first six months of 2005 partially offset the aforementioned decreases:

•	net income of $1.3 million;
•	$823,000 related to shares committed to be released under the Company’s Employee Stock Ownership Plan; and
•	proceeds from stock option exercises totaling $399,000.

During the first six months of 2005, the Company repurchased 93,223 shares of its common stock with an average price of $13.54 per share pursuant to the share repurchase program announced in March 2003. Since its initial public offering, the Company has repurchased an aggregate of 11,685,839 shares of its common stock at an average price of $11.76 per share. As of June 30, 2005, the Company has 1,086,933 of shares remaining to be repurchased under its current share repurchase program. For additional information, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

At June 30, 2005, the Bank’s regulatory capital was in excess of regulatory limits set by the Office of Thrift Supervision (OTS). The current requirements and the Bank's actual levels at June 30, 2005 and at December 31, 2004 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2005:
Risk-based	$137,866	12.88%	$85,649	>8.00%	$107,061	>10.00%
Tangible	125,736	9.83	19,177	>1.50	25,569	>2.00
Core	125,736	9.83	51,139	>4.00	63,924	>5.00

As of December 31, 2004:
Risk-based	$131,660	12.23%	$86,155	>8.00%	$107,694	>10.00%
Tangible	120,075	9.24	19,485	>1.50	25,980	>2.00
Core	120,075	9.24	51,961	>4.00	64,951	>5.00

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company’s primary historical sources of funds are:

•	deposits,
•	scheduled payments of amortizing loans and mortgage-related securities,
•	prepayments and maturities of outstanding loans and mortgage-related securities,
•	maturities of investment securities and other short-term investments,
•	funds provided from operations, and
•	borrowings from the FHLB.

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

At June 30, 2005, the Company had cash and cash equivalents of $22.8 million which was a decrease of $15.3 million from December 31, 2004. The decrease was mainly caused by purchases of securities available-for-sale totaling $66.3 million and decreased deposits of $40.2 million. Cash outflows were partially offset by proceeds from sales, maturities and paydowns on securities available-for-sale of $61.6 million, net loan repayments of $22.3 million and cash flows from operating activities of $10.0 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, pay maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents, securities available-for-sale and dividends from the Bank. CFS Bancorp, Inc. also has $10.0 million of available liquidity under its line of credit obtained during March 2005. Under regulations of the OTS, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, at June 30, 2005, the Company had $11.0 million in cash and cash equivalents and $274,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of June 30, 2005:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$48,226	$204,500	$47,573	$10,422	$310,721
Overnight borrowings	8,300	-	-	-	8,300
Operating leases	567	559	58	-	1,184
	$57,093	$205,059	$47,631	$10,422	$320,205

(1) Does not include interest expense at the weighted-average contractual rate of 3.72% for the periods presented.

See the “Deposits and Borrowed Money” section for further discussion surrounding the Company’s FHLB advances. The Company’s operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices.

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $250.9 million at June 30, 2005. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

Off-Balance Sheet Obligations. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The Company’s exposure to credit loss in the event of non-performance by the third party for commitments to extend credit and letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following table details the amounts and expected maturities of significant commitments as of June 30, 2005:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$27,922	$-	$-	$-	$27,922
Retail	15,642	-	-	-	15,642
Commitments to fund unused construction loans	10,298	37,549	1,426	3,630	52,903
Commitments to fund unused lines of Credit:
Commercial	14,358	14,688	365	346	29,757
Retail	14,672	727	129	66,887	82,415
Letters of credit	3,682	4,335	159	-	8,176
Credit enhancements	-	9,972	29,311	8,862	48,145
	$86,574	$67,271	$31,390	$79,725	$264,960

The above listed commitments do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

Letters of credit include credit enhancements which are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating which provides for a lower interest rate, the FHLB-Indianapolis (FHLB-IN) issues, in favor of the bond trustee, an Irrevocable Direct PayLetter of Credit for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB-IN and the Bank, would be required to reimburse the FHLB-IN for draws against the Letter of Credit, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially.

The Company has not used, and has no intention of using, any significant off-balance sheet financing arrangements for liquidity purposes. In addition, the Company has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect the Company’s liquidity or capital resources. The Company has not traded in and has no intention of trading in derivatives or commodity contracts.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Bank, like other financial institutions, is subject to interest rate risk (IRR). This risk relates to changes in market interest rates which could adversely affect net interest income or the net portfolio value (NPV) of its assets, liabilities, and off-balance sheet contracts. IRR is primarily the result of an imbalance between the price sensitivity of the Bank’s assets and its liabilities. These imbalances can be caused by differences in the maturity, repricing, and coupon characteristics of assets and liabilities as well as options (such as loan prepayment options).

The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, interest rate risk, and liquidity. The Asset/Liability Management Policy falls under the authority of the Board of Directors who in turn assigns its formulation, revision, and administration to the Asset/Liability Committee (ALCO). The ALCO meets monthly and consists of certain senior officers of the Bank and one outside director. The results of the monthly meetings are reported to the Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank’s capital position, review the current and prospective liquidity positions, and monitor alternative funding sources.

While maintaining its interest rate spread objectives, the Bank attempts to reduce interest rate risk with a variety of strategies designed to maintain what the Bank believes to be an appropriate relationship between its assets and liabilities. First, the Bank emphasizes real estate mortgage loans and commercial loans with adjustable interest rates or fixed rates of interest for an initial term of three or five years that convert to an adjustable rate based on the one, three and five-year constant maturity of United States Treasury obligations as the index after the initial terms and for subsequent adjustment periods. At June 30, 2005, the Bank had approximately $696.0 million of adjustable-rate loans in its portfolio. Second, the Bank's securities portfolio consists of securities that have expected average lives of five years or less at time of purchase. At June 30, 2005, the modified duration of the securities portfolio was less than two years. Third, the Bank has a substantial amount of savings, demand deposit and money market accounts which the Bank believes may be less sensitive to changes in interest rates than certificate accounts. At June 30, 2005, the Bank had $482.8 million of these types of accounts.

The Bank utilizes the OTS NPV model as its primary method of monitoring its exposure to IRR. The NPV represents the excess of the present value of expected cash flows from assets over the present value of expected cash flows from liabilities. The NPV model estimates the sensitivity of the Bank’s NPV over a series of instantaneous and sustained parallel shifts in interest rates. On a quarterly basis, the ALCO reviews the calculations of NPV as adjusted for expected cash flows from off-balance sheet contracts, if any, for compliance with Board approved tolerance limits.

The table below presents, as of June 30, 2005 and December 31, 2004, an analysis of the Bank's IRR as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point (1%) increments, up to 300 basis points and down 200 basis points in 2005 and 2004 in accordance with OTS regulations. At June 30, 2005 and December 31, 2004, the Bank was within the Board-approved tolerance limits in each rate scenario.

	Net Portfolio Value
	June 30, 2005			December 31, 2004
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$145,441	$(16,762)	(10.3)%	$154,194	$(7,441)	(4.8)%
+200	153,368	(8,835)	(5.4)	159,216	(2,419)	(1.5)
+100	159,211	(2,992)	(1.8)	162,128	493	0.3
0	162,203	-	-	161,635	-	-
-100	161,419	(784)	(0.5)	157,103	(4,532)	(2.9)
-200 (1)	158,411	(3,792)	(2.3)

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

Item 4.  Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rule 13a - 15(f) or 15(d) - 15(f) under the Securities Exchange Act of 1934, as amended) occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a - 15(e) or 15(d) - 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Bank’s suit that was filed against the U.S. government during 1993, Citizens Financial Services, FSB v. United States, went to trial in June 2004 in the U.S. Court of Claims. The Bank previously had been granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The trial concluded in early July 2004. On March 7, 2005, the Court of Claims entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the Government is entitled to recover certain costs from the Bank with respect to one claim that the Bank had voluntarily dismissed during the proceeding. The Government has indicated that these costs are less than $5,000. The Company has filed an appeal on May 17, 2005, Citizens Financial Services, FSB v. United States, case No. 05-5116 in the U.S. Court of Appeals for the Federal Circuit, and anticipates additional legal expense associated with the appeal. Management estimates the cost of the appeal to be approximately $100,000.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (b) Not applicable.

(c) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2005	15,361	$13.90	15,361	1,144,795
May 1-31, 2005	10,000	13.38	10,000	1,134,795
June 1-30, 2005	47,862	13.20	47,862	1,086,933
Total	73,223	13.37	73,223	1,086,933

(1)
The Company publicly announced on March 17, 2003 a repurchase program for 1,200,000 shares. Prior to April 1, 2005, a total of 39,844 shares had been repurchased under that program. A total of 32,020 shares were purchased in July 2005 under this program.

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

(d)    None.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).

3.1	Certificate of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (1)
4.0	Form of Stock Certificate of CFS Bancorp, Inc.
10.1	Employment Agreement entered into between Citizens Financial Services, FSB and Thomas F. Prisby (2)
10.2	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (2)
10.3	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (3)
10.4	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (3)
10.5	CFS Bancorp, Inc. 2003 Stock Option Plan (4)
10.6	Employment Agreement entered into between Citizens Financial Services, FSB and Charles V. Cole (5)
10.7	Employment Agreement entered into between Citizens Financial Services, FSB and Thomas L. Darovic (5)
10.8	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (5)
10.9	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic (5)
10.10	Employment Agreement entered into between Citizens Financial Services, FSB and Zoran Koricanac (7)
10.11	Employment Agreement entered into between CFS Bancorp, Inc. and Zoran Koricanac (7)
10.12	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.13	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (7)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by Reference from the Company's Definitive Proxy Statement from the Annual Meeting of Stockholders filed on March 25, 2005.
(2)	Incorporated by Reference from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2003.
(3)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.
(4)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.
(5)	Incorporated by Reference from the Company’s annual report on Form 10-K for the year ended December 31, 2003.
(6)	Incorporated by Reference from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2004.
(7)	Incorporated by Reference from the Company’s annual report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: August 5, 2005	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman and
Chief Executive Officer

Date: August 5, 2005	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer