Form 10-Q
period 2005-09-30
CFS BANCORP INC
filed 2005-11-09
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant had 12,115,765 shares of Common Stock issued and outstanding as of November 4, 2005.

CFS BANCORP, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Consolidated Statements of Financial Condition	2
	Consolidated Statements of Income	3
	Consolidated Statements of Changes in Stockholders’ Equity	4
	Consolidated Statements of Cash Flows	5
	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	31

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults upon Senior Securities	33

Item 4.	Submission of Matters to a Vote of Security Holders	33

Item 5.	Other Information	33

Item 6.	Exhibits	34

Signature Page		35

Certifications for Principal Executive Officer and Principal Financial Officer		36
Exhibit 31.1
Exhibit 31.2
Exhibit 32.0

CFS BANCORP, INC.
Consolidated Statements of Financial Condition

	September 30, 2005	December 31, 2004
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and amounts due from depository institutions	$21,078	$16,878
Interest-bearing deposits	2,730	11,217
Federal funds sold	11,277	9,999
Cash and cash equivalents	35,085	38,094
Securities available-for-sale, at fair value	196,062	202,219
Investment in Federal Home Loan Bank stock, at cost	28,252	27,665
Loans receivable, net of unearned fees	943,761	988,085
Allowance for losses on loans	(13,711)	(13,353)
Net loans	930,050	974,732
Accrued interest receivable	5,439	5,456
Other real estate owned	627	525
Office properties and equipment	15,094	15,511
Investment in bank-owned life insurance	34,497	33,362
Prepaid expenses and other assets	13,702	15,721
Intangible assets	1,381	1,429
Total assets	$1,260,189	$1,314,714

Liabilities and Stockholders’ Equity
Deposits	$824,991	$863,178
Borrowed money, net of unamortized deferred premium on early extinguishment of debt	274,020	286,611
Advance payments by borrowers for taxes and insurance	8,539	8,177
Other liabilities	8,924	8,837
Total liabilities	1,116,474	1,166,803

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	-	-
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued as of September 30, 2005 and December 31, 2004; 12,135,465 and 12,385,322 shares outstanding as of September 30, 2005 and December 31, 2004, respectively	234	234
Additional paid-in capital	190,215	189,991
Retained earnings, substantially restricted	93,899	94,904
Treasury stock, at cost: 11,287,841 and 11,037,984 shares as of September 30, 2005 and December 31, 2004, respectively	(134,218)	(130,689)
Unallocated common stock held by ESOP	(5,061)	(5,959)
Unearned common stock acquired by RRP	(111)	(148)
Accumulated other comprehensive loss, net of tax	(1,243)	(422)
Total stockholders’ equity	143,715	147,911
Total liabilities and stockholders’ equity	$1,260,189	$1,314,714

See accompanying notes.

CFS BANCORP, INC.
Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$15,165	$14,541	$44,896	$42,388
Securities	1,776	2,712	5,348	7,983
Other	267	338	969	1,514
Total interest income	17,208	17,591	51,213	51,885
Interest expense:
Deposits	3,494	2,818	9,706	9,839
Borrowings	5,801	6,340	20,340	18,866
Total interest expense	9,295	9,158	30,046	28,705
Net interest income before provision for losses on loans	7,913	8,433	21,167	23,180
Provision for losses on loans	545	6,172	1,312	8,829
Net interest income after provision for losses on loans	7,368	2,261	19,855	14,351
Non-interest income:
Service charges and other fees	1,956	1,922	5,592	5,474
Commission income	159	204	428	527
Net realized gains (losses) on available-for-sale securities	(25)	711	(113)	1,009
Impairment of available-for-sale securities	-	(585)	(240)	(928)
Net realized gains (losses) on sales of other assets	287	-	369	(1)
Income from bank-owned life insurance	409	355	1,138	1,078
Other income	563	453	1,558	1,583
Total non-interest income	3,349	3,060	8,732	8,742
Non-interest expense:
Compensation and employee benefits	4,625	5,772	13,751	15,235
Net occupancy expense	628	501	2,055	1,759
Professional fees	413	775	1,228	2,420
Data processing	646	644	1,998	2,096
Furniture and equipment expense	433	258	1,288	1,176
Marketing	245	229	640	812
Amortization of core deposit intangibles	16	16	49	49
Other general and administrative expenses	1,192	2,488	3,828	4,948
Total non-interest expense	8,198	10,683	24,837	28,495
Income (loss) before income taxes	2,519	(5,362)	3,750	(5,402)
Income tax expense (benefit)	632	(2,581)	585	(3,508)
Net income (loss)	$1,887	$(2,781)	$3,165	$(1,894)

Per share data:
Basic earnings (loss) per share	$0.16	$(0.24)	$0.27	$(0.16)
Diluted earnings (loss) per share	0.16	(0.24)	0.26	(0.16)
Cash dividends declared per share	0.12	0.11	0.36	0.33
Weighted average shares outstanding	11,718,907	11,648,808	11,778,729	11,555,801
Weighted average diluted shares outstanding	11,943,913	11,905,252	12,015,243	11,866,131

See accompanying notes.

CFS BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid In Capital	Retained Earnings	Treasury Stock	Unalloc. Common Stock Held By ESOP	Unearned Common Stock Acquired By RRP	Accum. Other Compre-hensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance January 1, 2004	$234	$189,879	$106,354	$(132,741)	$(7,158)	$(1,523)	$908	$155,953
Net loss	-	-	(1,894)	-	-	-	-	(1,894)
Other comprehensive loss, net of tax: Change in unrealized appreciation on available-for-sale securities, net of reclassification adjustment							(370)	(370)
Total comprehensive loss								(2,264)
Purchase of treasury stock	-	-	-	(869)	-	-	-	(869)
Shares earned under ESOP	-	-	-	-	-	-	-	-
Amortization of award under RRP	-	(20)	-	-	-	1,375	-	1,355
Exercise of stock options	-	(296)	-	2,032	-	-	-	1,736
Tax benefit related to stock options exercised	-	138	-	-	-	-	-	138
Dividends declared on common stock ($0.33 per share)	-	-	(3,647)	-	-	-	-	(3,647)
Balance September 30, 2004	$234	$189,701	$100,813	$(131,578)	$(7,158)	$(148)	$538	$152,402

Balance January 1, 2005	$234	$189,991	$94,904	$(130,689)	$(5,959)	$(148)	$(422)	$147,911
Net income	-	-	3,165	-	-	-	-	3,165
Other comprehensive loss, net of tax: Change in unrealized appreciation on available-for-sale securities, net of reclassification adjustment							(821)	(821)
Total comprehensive income								2,344
Purchase of treasury stock	-	-	-	(4,256)	-	-	-	(4,256)
Shares earned under ESOP	-	333	-	-	898	-	-	1,231
Amortization of award under RRP	-	12	-	-	-	37	-	49
Exercise of stock options	-	(255)	-	727	-	-	-	472
Tax benefit related to stock options exercised	-	134	-	-	-	-	-	134
Dividends declared on common stock ($0.36 per share)	-	-	(4,170)	-	-	-	-	(4,170)
Balance September 30, 2005	$234	$190,215	$93,899	$(134,218)	$(5,061)	$(111)	$(1,243)	$143,715

See accompanying notes.

CFS BANCORP, INC.
Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
	(Dollars in thousands)
Operating activities:
Net income (loss)	$3,165	$(1,894)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	1,312	8,829
Depreciation and amortization	1,224	1,150
Premium amortization on early extinguishment of debt	11,581	-
Net premium amortization on securities available-for-sale	690	2,044
Impairment of securities available-for-sale	240	928
Deferred income tax benefit	(1,193)	(3,551)
Amortization of cost of stock benefit plans	1,280	1,355
Tax benefit from exercises of nonqualified stock options	134	138
Proceeds from sale of loans held-for-sale	18,599	9,415
Origination of loans held-for-sale	(22,231)	(8,073)
Net loss (gain) realized on sale of securities	113	(1,009)
Stock dividends received on Federal Home Loan Bank stock	(587)	(933)
Net (gain) loss realized on sale of other assets	(369)	1
Increase in cash surrender value of bank-owned life insurance	(1,138)	(1,078)
Decrease in prepaid expenses and other assets	3,713	4,743
Increase (decrease) in other liabilities	563	(431)
Net cash provided by operating activities	17,096	11,634

Investing activities:
Securities:
Proceeds from sales	49,149	130,516
Proceeds from maturities and paydowns	33,258	74,516
Purchases	(78,615)	(166,193)
Redemption of Federal Home Loan Bank Stock	-	325
Net loan fundings and principal payments received	23,766	(35,324)
Proceeds from sales of loan participations	22,632	9,090
Proceeds from sale of real estate owned	715	3,585
Purchases of property and equipment	(920)	(4,068)
Disposal of property and equipment	467	29
Net cash provided by investing activities	50,452	12,476

Financing activities:
Proceeds from exercise of stock options	472	1,736
Dividends paid on common stock	(4,327)	(3,626)
Purchase of treasury stock	(4,256)	(869)
Net decrease in deposit accounts	(38,187)	(131,087)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(87)	2,611
Net decrease in borrowed funds	(24,172)	(6,661)
Net cash flows used for financing activities	(70,557)	(137,896)
Net decrease in cash and cash equivalents	(3,009)	(113,786)
Cash and cash equivalents at beginning of period	38,094	177,751
Cash and cash equivalents at end of period	$35,085	$63,965

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$757	$3,919
Cash paid for interest on deposits	9,683	10,103
Cash paid for interest on borrowings	8,831	18,935
Cash paid for taxes	-	-

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statements Presentation

The consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 30, 2004 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results expected for the full year ending December 31, 2005. The accompanying consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The September 30, 2005 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income (loss) (as reported)	$1,887	$(2,781)	$3,165	$(1,894)
Stock-based compensation expense determined using fair value method, net of tax (1)	(1,899)	(138)	(2,176)	(534)
Pro forma net income (loss)	$(12)	$(2,919)	$989	$(2,428)

Basic earnings (loss) per share (as reported)	$0.16	$(0.24)	$0.27	$(0.16)
Pro forma basic earnings (loss) per share	-	(0.25)	0.08	(0.21)
Diluted earnings (loss) per share (as reported)	0.16	(0.24)	0.26	(0.16)
Pro forma diluted earnings (loss) per share	-	(0.25)	0.08	(0.21)

(1)  Includes the compensation expense associated with the Company’s acceleration of vesting of all of its unvested stock options as of September 30, 2005. See Footnote 5 for more information.

On July 25, 2005, the Company granted the remaining options under its 1998 and 2003 Stock Option Plans to directors, officers and employees of the Company. The number of options granted totaled 234,945 shares, all of which have an exercise price of $13.48 which was equal to the fair market value of the Company’s common stock on July 25, 2005. The shares originally were to vest ratably over five years. On September 30, 2005, however, the Company accelerated the vesting of all of its outstanding unvested options and these options were fully vested as of that date. See Footnote 5 for more information. The fair value of the option grants for the nine months ended September 30, 2005 and 2004 were estimated using the Black-Scholes option value model with the following assumptions:

	2005	2004
Dividend yield	3.6%	3.3%
Expected volatility	25.9	27.4
Risk-free interest	4.1	3.9
Original expected life	6 years	6 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility.

3. Other Comprehensive Loss

The related income tax effect and reclassification adjustments to the components of other comprehensive loss for the periods indicated are as follows:

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Unrealized holding losses arising during the period:
Unrealized net securities losses	$(1,674)	$(458)
Related tax benefit	635	154
Net	(1,039)	(304)
Less: reclassification adjustment for net (losses) gains realized during the period:
Realized net securities (losses) gains	(353)	81
Related tax benefit (expense)	135	(15)
Net	(218)	66
Total other comprehensive loss	$(821)	$(370)

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Net income (loss)	$1,887	$(2,781)	$3,165	$(1,894)

Weighted average common shares outstanding	11,718,907	11,648,808	11,778,729	11,555,801
Common share equivalents (1)	225,005	256,444	236,514	310,330
Weighted average common shares and common share equivelants outstanding	11,943,913	11,905,252	12,015,243	11,866,131

Basic earnings (loss) per share	$0.16	$(0.24)	$0.27	$(0.16)
Diluted earnings (loss) per share	0.16	(0.24)	0.26	(0.16)

(1) Assumes exercise of dilutive stock options and also the vesting of a portion of the unearned awards under the RRP.

For the three and nine months ended September 30, 2005, the Company had 559,000 and 504,000 anti-dilutive options, respectively, which were not included in the above earnings per share calculations. The Company had 653,000 and 420,000 anti-dilutive options for the three and nine months ended September 30, 2004, respectively.

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

FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115, so the adoption of FSP FAS 115-1 is not expected to have a significant impact on the Company's financial condition or results of operation.

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

On April 14, 2005, the SEC amended the compliance date for SFAS No. 123(R) from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt SFAS No. 123(R) as of January 1, 2006. Future compensation cost and the impact on the Company’s results of operation as a result of any future option grants will depend on the level of any future option grants, the related vesting period, and the calculation of the fair value of the options granted as of the grant date. As such, the Company cannot currently estimate compensation expense relating to future awards.

As of September 30, 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all currently outstanding unvested stock options (Options) to purchase shares of common stock of CFS Bancorp, Inc. Accordingly, all of the Company’s then outstanding unvested options became vested as of September 30, 2005. The estimated future option expense associated with these options was $1.7 million, net of tax, and would have been required to be recorded in the Company’s income statement in future periods upon the adoption of SFAS No. 123(R) in January 2006. Since the Company currently accounts for its stock options in accordance with APB 25, the Company has reported this compensation expense related to the affected options for disclosure purposes only in Footnote 2 of this Form 10-Q.

Earnings Per Share

On September 30, 2005, the FASB issued a proposed amendment to SFAS No. 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The primary impact on the Company of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under this proposed amendment, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change is not expected to have a significant impact on the Company’s diluted earnings per share.

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

Overview

The Company’s net income totaled $1.9 million or $0.16 per diluted share for the three months ended September 30, 2005. Net interest income before the provision for losses on loans was $7.9 million and the Company’s net interest margin was 2.63% for the same period. The Company’s net income for the nine months ended September 30, 2005 was $3.2 million or $0.26 per diluted share. Net interest income before the provision for losses on loans was $21.2 million and the Company’s net interest margin was 2.33% for the nine-month period.

The Company’s net income for the three and nine months ended September 30, 2005 was adversely affected by charges to interest expense reflecting the amortization of the deferred premium on the early extinguishment of debt from the Company’s fourth quarter 2004 restructuring of $400.0 million of Federal Home Loan Bank (FHLB) borrowings. The Company’s amortization expense for this debt prepayment included in interest expense totaled $2.9 million ($1.8 million net of tax or $0.14 per diluted share) for the three months ended September 30, 2005 and $11.6 million ($7.1 million net of tax or $0.59 per diluted share) for the nine months ended September 30, 2005. The restructuring, however, also reduced the average contractual interest rates paid and the average balance of borrowings outstanding on the Company’s FHLB borrowings. The Company’s contractual interest payments on such borrowings were $3.4 million less ($2.1 million net of tax or $0.17 per diluted share) and $10.1 million less ($6.2 million net of tax or $0.52 per diluted share), respectively, in the three and nine months ended September 30, 2005 compared to the 2004 periods.

The results of the three and nine months ended September 30, 2005 reflect an improvement in the Company’s earnings, net interest margin and efficiency ratio; however, loan and deposit growth has not met management’s expectations. The Company expects to focus its efforts through the remainder of 2005 and into 2006 on improving its loan and deposit growth trends. As part of those efforts, the Company will focus on deepening relationships with existing retail and business customers and aggressively pursuing new relationships with small business owners in the communities it serves. The Company plans on strengthening its relationship management culture through the implementation of an industry recognized lead and referral tracking software, ongoing sales training, and more closely aligning incentive plans with growth objectives. The Company also anticipates that it will modestly increase its sales force during the fourth quarter of 2005.

In October 2005, the Company changed the name of its wholly-owned subsidiary from Citizens Financial Services, FSB to Citizens Financial Bank. The Company’s Board of Directors approved the name change to aid in creating a stronger image as a community bank and building strong brand awareness in all of its current markets. The Company expects to begin marketing the Bank’s new name during the fourth quarter of 2005. Implementation of the name change is expected to add approximately $275,000 of non-interest expense in the fourth quarter of 2005.

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

The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in Item 8 of its Annual Report on Form 10-K. These policies, along with the disclosures presented in the notes to the Company’s unaudited financial statements included in Item 1 of this Form 10-Q and in this management’s discussion and analysis, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans and the accounting for income taxes to be critical accounting policies.

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

Income Tax Accounting. Income tax expense recorded in the Company’s consolidated statements of income involves management’s interpretation and application of certain accounting pronouncements and federal and state tax codes. As such, the Company has identified income tax accounting as a critical accounting policy. The Company is subject to examination by various regulatory taxing authorities. The agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment of tax liabilities, the impact of which could be significant to the consolidated results of operations and reported earnings. Management believes the tax liabilities are adequately and properly recorded in the Company’s consolidated financial statements.

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

	Three Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$957,232	$15,165	6.29%	$1,004,586	$14,541	5.76%
Securities (2)	200,124	1,776	3.52%	322,772	2,712	3.34%
Other interest-earning assets (3)	35,050	267	3.02%	51,293	338	2.62%
Total interest-earning assets	1,192,406	17,208	5.73%	1,378,651	17,591	5.08%

Non-interest earning assets	75,111			71,589
Total assets	$1,267,517			$1,450,240

Interest-bearing liabilities:
Deposits:
Checking accounts	$111,460	271	0.96%	$95,373	58	0.24%
Money market accounts	123,396	430	1.38%	141,040	329	0.93%
Savings accounts	185,668	158	0.34%	207,144	175	0.34%
Certificates of deposit	342,485	2,635	3.05%	365,699	2,256	2.45%
Total deposits	763,009	3,494	1.82%	809,256	2,818	1.39%

Borrowed money (4)	287,269	5,801	8.01%	420,312	6,340	6.00%
Total interest-bearing liabilities	1,050,278	9,295	3.51%	1,229,568	9,158	2.96%
Non-interest bearing deposits	55,502			46,121
Non-interest bearing liabilities	16,564			19,054
Total liabilities	1,122,344			1,294,743
Stockholders' equity	145,173			155,497
Total liabilities and stockholders' equity	$1,267,517			$1,450,240
Net interest-earning assets	$142,128			$149,083
Net interest income / interest rate spread		$7,913	2.22%		$8,433	2.12%
Net interest margin			2.63%			2.43%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.53%			112.12%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized costs.
(3)	Includes Federal Home Loan Bank stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)
The 2005 period includes an average of $307.7 million of contractual FHLB borrowings, which amount was reduced by an average of $20.4 million of unamortized premium on early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $2.9 million of amortization of the deferred premium on early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 8.01% compared to an average contractual rate of 3.75%. The effect of the unamortized deferred premium and the related quarterly amortization was to reduce the Company’s net interest margin by 95 basis points for the 2005 period.

	Nine Months Ended September 30,
	2005			2004
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$970,883	$44,896	6.18%	$996,515	$42,388	5.68%
Securities (2)	205,534	5,348	3.48%	331,704	7,983	3.21%
Other interest-earning assets (3)	36,109	969	3.59%	106,866	1,514	1.89%
Total interest-earning assets	1,212,526	51,213	5.65%	1,435,085	51,885	4.83%

Non-interest earning assets	75,009			72,722
Total assets	$1,287,535			$1,507,807

Interest-bearing liabilities:
Deposits:
Checking accounts	$107,602	574	0.71%	$95,135	182	0.26%
Money market accounts	133,861	1,199	1.20%	134,602	922	0.91%
Savings accounts	191,587	482	0.34%	207,358	560	0.36%
Certificates of deposit	349,375	7,451	2.85%	432,502	8,175	2.52%
Total deposits	782,425	9,706	1.66%	869,597	9,839	1.51%

Borrowed money (4)	289,478	20,340	9.39%	419,075	18,866	6.01%
Total interest-bearing liabilities	1,071,903	30,046	3.75%	1,288,672	28,705	2.98%
Non-interest bearing deposits	51,959			43,232
Non-interest bearing liabilities	17,341			18,593
Total liabilities	1,141,203			1,350,497
Stockholders' equity	146,332			157,310
Total liabilities and stockholders' equity	$1,287,535			$1,507,807
Net interest-earning assets	$140,623			$146,413
Net interest income / interest rate spread		$21,167	1.90%		$23,180	1.85%
Net interest margin			2.33%			2.16%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.12%			111.36%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized costs.
(3)	Includes Federal Home Loan Bank stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)
The 2005 period includes an average of $313.5 million of contractual FHLB borrowings, which amount was reduced by an average of $24.0 million of unamortized premium on early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $11.6 million of amortization of the deferred premium on early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 9.39% compared to an average contractual rate of 3.75%. The effect of the unamortized deferred premium and the related quarterly amortization was to reduce the Company’s net interest margin by 128 basis points for the 2005 period.

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

	Three Months Ended September 30, 2005 compared
	to Three Months Ended September 30, 2004
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,374	$(685)	$(65)	$624
Securities	152	(1,030)	(58)	(936)
Other interest-earning assets	53	(107)	(17)	(71)
Total net change in income on interest-earning assets	1,579	(1,822)	(140)	(383)
Interest-bearing liabilities:
Deposits:
Checking accounts	174	10	29	213
Money market accounts	162	(41)	(20)	101
Savings accounts	1	(18)	-	(17)
Certificates of deposit	557	(143)	(35)	379
Total deposits	894	(192)	(26)	676
Borrowed money	2,148	(2,007)	(680)	(539)
Total net change in expense on interest-bearing liabilities	3,042	(2,199)	(706)	137
Net change in net interest income	$(1,463)	$377	$566	$(520)

	Nine Months Ended September 30, 2005 compared
	to Nine Months Ended September 30, 2004
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,693	$(1,090)	$(95)	$2,508
Securities	648	(3,037)	(246)	(2,635)
Other interest-earning assets	1,353	(1,002)	(896)	(545)
Total net change in income on interest-earning assets	5,694	(5,129)	(1,237)	(672)
Interest-bearing liabilities:
Deposits:
Checking accounts	325	24	43	392
Money market accounts	284	(5)	(2)	277
Savings accounts	(38)	(43)	3	(78)
Certificates of deposit	1,049	(1,571)	(202)	(724)
Total deposits	1,620	(1,595)	(158)	(133)
Borrowed money	10,580	(5,834)	(3,272)	1,474
Total net change in expense on interest-bearing liabilities	12,200	(7,429)	(3,430)	1,341
Net change in net interest income	$(6,506)	$2,300	$2,193	$(2,013)

Analysis of Statements of Income

Net Interest Income. Net interest income is the principal source of earnings for the Company and consists of interest income earned on loans and investment securities less interest expense paid on deposits and borrowed funds. Net interest income is a function of the Company’s interest rate spread, which is the difference between the average yield earned on the Company’s interest-earning assets and the average rate paid on its interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread for the three months ended September 30, 2005 increased to 2.22% from 2.12% for the comparable 2004 period. The Company’s net interest spread for the nine months ended September 30, 2005 was 1.90% compared to 1.85% for the similar 2004 period.

The Company’s net interest income before the provision for losses on loans for the three months ended September 30, 2005 was $7.9 million, a decrease of $520,000 from the comparable 2004 period. For the nine months ended September 30, 2005, net interest income was $21.2 million, a decrease of $2.0 million from the comparable 2004 period. The Company’s net interest margin (which is net interest income as a percentage of average interest-earning assets) was 2.63% for the three months ended September 30, 2005, a 20 basis point increase from the comparable 2004 period. For the nine months ended September 30, 2005, the Company’s net interest margin was 2.33%, a 17 basis point increase from the comparable 2004 period. The improvement in the Company’s net interest margin was primarily a result of the increase in its average yield on interest-earning assets which was partially offset by increases in the average cost of interest-bearing liabilities.

The Company’s average yield on interest-earning assets increased 65 and 82 basis points, respectively, for the three and nine months ended September 30, 2005 from the comparable 2004 periods. The increase in average yields in the 2005 periods was primarily a result of the upward repricing of adjustable-rate loans reflecting higher market rates of interest coupled with a reduction in the average balance of low-yielding interest-earning assets. As of September 30, 2005, the Company’s loan portfolio consisted of $252.8 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $429.9 million of variable-rate loans tied to other indices. Mitigating the positive impact on interest income of the increases in the weighted average yield, the Company’s average interest-earning assets decreased 13.5% and 15.5%, respectively, for the three and nine months ended September 30, 2005 when compared to the same 2004 periods. These decreases primarily were the result of the Company selling certain of its low-yielding interest-earning assets and using the proceeds for the repayment of borrowings during the fourth quarter of 2004 as well as the managed runoff of higher rate certificates of deposit during the first and second quarters of 2005.

The Company’s average cost of interest-bearing liabilities increased 55 and 77 basis points, respectively, for the three and nine months ended September 30, 2005 from the comparable 2004 periods. The increase in the cost of interest-bearing liabilities for the three and nine months ended September 30, 2005 was the result of the increased cost of the Company’s borrowings coupled with the increased cost of the Company’s deposit accounts from the comparable 2004 periods. The increase in the cost of the deposit accounts was mainly the result of repricing in a rising rate environment of certificates of deposit and money market accounts as well as the impact of the Company’s high-yield promotional checking product which was offered in select markets during the first two quarters of 2005. The Company’s high-yield checking product pays promotional rates for the first six months after the account is opened. After that time, the deposits are then re-priced to the then current market rates. The Company may continue to offer this product periodically in select markets which could impact the weighted-average cost of deposits in the future.

The cost of the Company’s borrowings for the three and nine months ended September 30, 2005 was negatively impacted in the amount of $2.9 million and $11.6 million, respectively, due to premium amortization on the early extinguishment of debt recorded as a charge to interest expense. The non-cash amortization was more than offset by a $3.4 million decrease in interest expense for the three months ended September 30, 2005 related to the Company’s lower contractual interest rates and average borrowings outstanding on its restructured FHLB borrowings. For the nine months ended September 30, 2005, the non-cash amortization expense was partially offset by a $10.1 million decrease due to lower contractual rates and a reduction in the average balance of borrowings outstanding. The unamortized deferred premium and the related quarterly amortization adversely impacted the Company’s net interest margin by 95 and 128 basis points, respectively, for the three and nine months ended September 30, 2005. The interest expense related to the deferred premium amortization is expected to be $2.8 million, $2.6 million, $2.6 million and $2.5 million before taxes in the quarters ended December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006, respectively.

        Provision for losses on loans. The Company’s provision for losses on loans decreased by $5.6 million and $7.5 million for the three and nine months ended September 30, 2005 as compared to the 2004 periods. During the third quarter of 2004, the provision for losses on loans reflected in large part the identification of additional impairment allocations related to the

Company’s impaired loans that, along with management’s assessment of the adequacy of the Company’s allowance for losses on loans, required an increase in the provision during the third quarter of 2004. For additional information, see “Changes in Financial Condition - Allowance for Losses on Loans”.

Non-interest income. The Company’s non-interest income increased $289,000 for the three months ended September 30, 2005 from the comparable period in 2004. Excluding the impact of the Company’s net gains and losses on the sale of securities and assets, the Company’s other non-interest income items increased $153,000 and $54,000 for the three and nine months ended September 30, 2005 from the comparable period in 2004. These increases were primarily the result of increases in service charges and other fees and increases in income from Bank-owned life insurance which were partially offset by decreases in commission income which is earned on the sale of non-deposit investment products sold through the Company’s third-party outsourcing partner. The Company expects its income from service charges and other fees to stabilize over the remainder of 2005 and anticipates increased service charges and other fees in 2006 as the Company expects growth in its core deposits.

Non-interest expense. Non-interest expense decreased $2.5 million or 23.3% and $3.7 million or 12.8%, respectively, for the three and nine months ended September 30, 2005 from the comparable 2004 periods. Non-interest expense for the three months ended September 30, 2004 was higher due in part to:

•	additional compensation expense of $1.0 million related to the resignation of a senior officer;
•	a $485,000 prepayment penalty associated with the prepayment of the FHLB debt during the third quarter of 2004;
•	a $421,000 impairment charge related to a partial write-down of the Company’s viatical receivables; and
•	additional legal expenses of $381,000 related to the Company’s goodwill trial that concluded during the third quarter of 2004.

Partially offsetting the absence in the 2005 periods of the above-described expenses from the 2004 periods, the Company’s occupancy expense and furniture and fixture expense increased in the 2005 periods due to the costs associated with the Dyer, Indiana, and Darien, Illinois offices that opened during the second and third quarters of 2004.

The Company’s efficiency ratio and core efficiency ratio for the three and nine months ended September 30, 2005 and 2004 are presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Non-interest expense	$8,198	$10,683	$24,837	$28,495
Net interest income before the provision for losses on loans plus non-interest income	$11,262	$11,493	$29,899	$31,922
Efficiency ratio	72.79%	92.95%	83.07%	89.26%

Non-interest expense	$8,198	$10,683	$24,837	$28,495
Adjustment for the prepayment penalty on the early extinguishment of debt	-	(485)	-	(485)
Non-interest expense - as adjusted	$8,198	$10,198	$24,837	$28,010
Net interest income before the provision for losses on loans plus non-interest income	$11,262	$11,493	$29,899	$31,922
Adjustments:
Net (gain) loss on securities	25	(711)	113	(1,009)
Other-than-temporary impairment	-	585	240	928
Net (gain) loss on sale of assets	(287)	-	(369)	1
Amortization of deferred premium	2,865	-	11,581	-
Net interest income before the provision for losses on loans plus non-interest income - as adjusted	$13,865	$11,367	$41,464	$31,842
Core efficiency ratio	59.13%	89.72%	59.90%	87.97%

    Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and operating efficiency. The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of non-interest income and net interest income before the provision for losses on loans. Many financial institutions, in calculating the efficiency ratio, adjust non-interest income (as calculated under GAAP) to exclude certain component elements, such as gains or losses on sales of securities and assets. Management follows this practice to calculate its core efficiency ratio and utilizes this non-GAAP measure in its analysis of the Company’s performance. The core efficiency ratio is different from the GAAP-based efficiency ratio presented in this Form 10-Q. The GAAP-based measure is calculated using non-interest expense, net interest income before the provision for losses on loans and non-interest income as presented on the Consolidated Statements of Income.

The Company’s core efficiency ratio is calculated as non-interest expense, excluding any prepayment penalties incurred as a result of the early extinguishment of debt, divided by the sum of net interest income before the provision for losses on loans, excluding the deferred premium amortization related to the early extinguishment of debt, and non-interest income, adjusted for gains or losses on the sale of securities and other assets and other-than-temporary impairments. Management believes that the core efficiency ratio enhances investors’ understanding of its business and performance. The measure is also believed to be useful in understanding the Company’s performance trends and to facilitate comparisons with the performance of others in the financial services industry. Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of the Company’s financial performance and better reflects the Company’s core operating activities.

The risks associated with utilizing operating measures (such as the efficiency ratio) are that different persons might disagree as to the appropriateness of items comprising these measures and that other companies might calculate these measures differently. Management of the Company compensates for these limitations by providing detailed reconciliations between GAAP information and its core efficiency ratio. These disclosures should not be considered as an alternative to GAAP.

Income Tax Expense. The Company’s income tax expense for the three months ended September 30, 2005 was $632,000 compared to an income tax benefit of $2.6 million for the comparable period in 2004. The income tax expense for the nine months ended September 30, 2005 was $585,000 compared to the income tax benefit of $3.5 million for the comparable 2004 period. The increase in tax expense for the three and nine months ended September 30, 2005 was a result of pre-tax earnings in the 2005 periods. Permanent tax differences, primarily related to the Company’s investment in Bank-owned life insurance, and the application of available tax credits continue to have a favorable impact on income tax expense.

Changes in Financial Condition

General. At September 30, 2005, the Company’s total assets were $1.3 billion, a decrease of $54.5 million from December 31, 2004. The significant change in the Company’s total assets was primarily the result of a decrease in loans receivable, net of unearned fees. The funds received on loan repayments were utilized primarily to fund the managed run-off of higher-rate certificates of deposit which occurred during the first and second quarters of 2005 and for debt repayment.

Securities. The amortized cost of the Company’s securities and their fair values were as follows at September 30, 2005 and December 31, 2004:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At September 30, 2005:
Government Sponsored Entity (GSE) securities	$135,187	$-	$(1,573)	$133,614
Mortgage-backed securities	34,901	102	(328)	34,675
Collateralized mortgage obligations	26,476	15	(209)	26,282
Trust preferred securities	85	17	-	102
Equity securities	1,386	3	-	1,389
	$198,035	$137	$(2,110)	$196,062

At December 31, 2004:
Government Sponsored Entity (GSE) securities	$96,663	$45	$(793)	$95,915
Mortgage-backed securities	55,602	522	(141)	55,983
Collateralized mortgage obligations	48,815	94	(171)	48,738
Trust preferred securities	90	-	-	90
Equity securities	1,701	2	(210)	1,493
	$202,871	$663	$(1,315)	$202,219

During the first nine months of 2005, approximately $49.3 million of available-for-sale securities were sold realizing a net loss on the sales of $113,000. During the first quarter of 2005, the Company also identified a $240,000 other-than-temporary impairment in a Freddie Mac fixed-rate perpetual preferred stock that had an original cost basis of $1.5 million. The impairment was identified based on the facts and circumstances surrounding the security and its issuer at the time of the impairment, including the duration and severity of the unrealized loss in the security and the uncertainty as to the timing of a full recovery.

On a quarterly basis, the Company evaluates all securities for determining if any unrealized losses are deemed other-than-temporarily impaired pursuant to guidelines established in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Factors considered in making a decision include the duration and severity of the security’s unrealized loss as well as the prospect for a change in market value within a reasonable period of time. Management does not believe that any other unrealized loss on the Company’s securities as of September 30, 2005 represented an other-than-temporary impairment. The unrealized losses reported for the remainder of the portfolio were attributable to changes in interest rates.

Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented below as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$405,065	42.9%	$396,420	40.1%
Construction and land development	124,530	13.2	145,162	14.7
Commercial and industrial	57,743	6.1	58,682	5.9
Total commercial loans	587,338	62.2	600,264	60.7

Retail loans:
Single-family residential	249,846	26.5	277,501	28.1
Home equity loans	100,943	10.7	102,981	10.5
Other	5,634	0.6	7,339	0.7
Total retail loans	356,423	37.8	387,821	39.3

Total loans receivable, net of unearned fees	$943,761	100.0%	$988,085	100.0%

Total loan fundings for the first nine months of 2005 included fundings of commercial loans of $90.9 million, single-family residential mortgage loans of $33.7 million, increased usage of home equity lines of credit totaling $44.0 million and loan participations purchased of $76.5 million. Total loan fundings for the first nine months of 2005 were more than offset by loan repayments as well as loan participations sold which resulted in a 4.5% decrease of total loans outstanding from December 31, 2004. The Company originated over $169.0 million in new loans and lines of credit during the nine months ended September 30, 2005.

The Company’s single-family residential loan portfolio has been negatively impacted by the rising interest rate environment. As of September 30, 2005, the Company’s single-family residential loan portfolio included 78% variable-rate loans. As rates increase borrowers have a tendency to refinance their variable-rate loans into fixed-rate loans. The Company does not currently hold newly originated fixed-rate single-family residential first-mortgage loans with maturities greater than 15 years within its portfolio and instead sells them with servicing released to a third party. As such, any future variable-rate loans that borrowers refinance into fixed-rate loans with maturities greater than 15 years will continue to decrease the amount of the Company’s single-family residential portfolio.

Allowance for Losses on Loans. At September 30, 2005, the Bank’s allowance for losses on loans amounted to $13.7 million, an increase of 2.7% from December 31, 2004. The allowance for losses on loans represented 47.8% and 48.3%, respectively, of the Bank’s non-performing loans and 1.45% and 1.35%, respectively, of its total loans receivable as of September 30, 2005 and December 31, 2004. Management of the Bank believes that, as of September 30, 2005, the allowance for losses on loans was adequate.

As of September 30, 2005, the Company had nine impaired loans with aggregate outstanding balances totaling $27.2 million with impairment allocations related to these loans totaling $6.9 million. Eight of the impaired loans are commercial real estate loans, of which four are secured by hotels which as of September 30, 2005, had an aggregate carrying value of $20.7 million with aggregate impairment allocations of $4.9 million. Three other impaired commercial real estate loans, which are outstanding to the same borrower and are secured by a golf course, had an aggregate carrying value of $3.3 million with an impairment allocation of $1.4 million as of September 30, 2005. The remaining impaired commercial real estate loan is a loan participation which is secured by a nursing home in Illinois. The Company’s portion of this participation has a carrying value of $2.5 million with an impairment allocation of $352,000 as of September 30, 2005. The remaining impaired loan is a commercial loan with a carrying value of $650,000 secured by general business assets with an aggregate impairment allocation of $293,000 as of September 30, 2005. As of September 30, 2005, four of the Company’s impaired loans totaling $7.8 million were still accruing interest as a result of the loans’ current payment status.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$13,892	$11,299	$13,353	$10,453
Provision for losses on loans	545	6,172	1,312	8,829
Charge-offs	(812)	(985)	(1,117)	(2,999)
Recoveries	86	20	163	223
Balance at end of period	$13,711	$16,506	$13,711	$16,506

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

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial real estate	$22,735	$19,197
Construction and land development	1,183	1,895
Commercial and industrial	420	236
Total commercial loans	24,338	21,328

Retail loans:
Single-family residential	3,834	5,855
Home equity	497	460
Other	33	32
Total retail loans	4,364	6,347
Total non-accruing loans	28,702	27,675
Other real estate owned, net	627	525
Total non-performing assets	$29,329	$28,200

Non-performing assets to total assets	2.33%	2.14%
Non-performing loans to total loans	3.04	2.80

Total non-performing loans increased $1.0 million as of September 30, 2005 compared to December 31, 2004. The primary reason for the increase was the transfer to non-accrual status of two previously mentioned impaired commercial real estate mortgage loans which are secured by a golf course totaling $3.2 million during the third quarter of 2005. Partially offsetting this increase was a $1.6 million payoff of the current balance of one previously identified non-performing commercial construction loan during the third quarter of 2005. The decrease in non-performing single-family residential loans was caused primarily by $707,000 of loans being transferred to other real estate owned and payments received on single-family residential non-performing loans. There have been no other significant changes during the three months ended September 30, 2005 related to the Bank’s non-performing assets. The Company’s two large non-performing commercial real estate loans which are secured by hotels are current, as of the date of this filing, in their required payments as outlined in each of their respective forbearance agreements.

    On November 4, 2005, two commercial loans totaling $2.2 million that were secured by a golf course in Indiana and were transferred to non-accrual status during the third quarter of 2004 were paid in full. The Company received full and complete settlement of the principal amounts outstanding in addition to interest income at the contractual rates of the loans. As a result of the payoff, the Company and the current owners filed motions to dismiss the foreclosure claim and counterclaim that was previously filed by the current owners.

    The Company continues to actively manage its non-performing assets through its Loan Management function. In addition, the Company continues to explore ways to reduce the overall investment in these loans through various alternatives, including the potential sale of certain of these non-performing assets. Any future impact to the Company’s allowance for losses on loans in the event of such sales or other similar actions cannot be determined at this time.

Deposits and Borrowed Money. The following table sets forth the dollar amount and the percentage of total deposits in each deposit category offered by the Company at the dates indicated:

	September 30, 2005		December 31, 2004
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$61,292	7.4%	$51,713	6.0%
Interest-bearing	108,058	13.1	94,878	11.0
Money market accounts	121,724	14.8	147,211	17.1
Savings accounts	180,996	21.9	196,358	22.7
Core deposits	472,070	57.2	490,160	56.8
Certificates of deposit:
$100,000 or less	261,141	31.7	288,597	33.4
Over $100,000	91,780	11.1	84,421	9.8
Time deposits	352,921	42.8	373,018	43.2
Total deposits	$824,991	100.0%	$863,178	100.0%

The Company’s total deposits were $825.0 million at September 30, 2005 compared to $863.2 million at December 31, 2004. The decrease of $38.2 million was primarily the result of a reduction of $20.1 million in certificates of deposit as the Company allowed the managed runoff of higher rate certificates of deposit during first two quarters of 2005. The Company continues to increase the balance of its non-interest bearing and interest-bearing checking accounts since December 31, 2004 as part of its business strategy to focus on deepening deposit relationships with its customers. The Company has also focused on retaining deposit customers by utilizing a relationship-based pricing matrix for customers who use multiple products and services offered by the Company. The business strategy also includes a high-yield promotional checking account that has been offered periodically in select markets of the Company. The high-yield promotional checking account has increased the Company’s interest checking account balances and has increased the cost of these accounts by paying promotional rates during the first six months after the account is opened. These high-yield promotional checking accounts may be used in the future in specific markets of the Company as a way to increase deposit balances of specific branch offices, deepen relationships with new and existing customers, and strengthen brand awareness.

The Company’s FHLB borrowed money consisted of the following at the dates indicated:

	September 30, 2005		December 31, 2004
	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
	(Dollars in thousands)
Secured advances from FHLB - Indianapolis:
Maturing in 2005 - variable-rate	3.95%	$10,000	1.95%	$34,000
Maturing in 2005 - fixed-rate	3.00	10,000	3.00	10,000
Maturing in 2006 - fixed-rate	3.41	87,000	3.41	87,000
Maturing in 2007 - fixed-rate	3.65	87,000	3.65	87,000
Maturing in 2008 - fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 - fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 - fixed-rate (1)	6.71	1,209	6.71	1,227
Maturing in 2018 - fixed-rate (1)	5.54	2,865	5.54	2,865
Maturing in 2019 - fixed-rate (1)	6.31	7,537	6.31	7,691
		292,611		316,783
Less: deferred premium on early extinguishment of debt		(18,591)		(30,172)
		$274,020		$286,611

Weighted-average contractual interest rate	3.75%		3.55%

(1) These advances are amortizing borrowings and are listed by their contractual maturity.

As of September 30, 2005, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds at the market rate for the purchase of federal funds at the time of a request. During the third quarter, these lines were used for liquidity purposes. As of September 30, 2005, the Company had no borrowings outstanding under these lines. The maximum amount borrowed pursuant to these two lines during the third quarter of 2005 was $10.7 million and the weighted-average rate paid for the quarter was 3.51%.

As of September 30, 2005, the Company also had a $10.0 million revolving line of credit with a maturity date of March 31, 2006 and with each borrowing carrying an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate (LIBOR), at the Company’s option. The line of credit was obtained by the Company and is secured by the Bank stock. The Company has not borrowed any funds under this line of credit.

Capital Resources. The Company’s stockholders’ equity at September 30, 2005 was $143.7 million compared to $147.9 million at December 31, 2004. The decrease was primarily due to:

•	cash dividends declared during 2005 totaling $4.2 million;
•	repurchases of the Company’s common stock during 2005 totaling $4.3 million; and
•	an $821,000 increase in unrealized losses on available-for-sale securities, net of tax.

The following increases in stockholders’ equity during the first nine months of 2005 partially offset the aforementioned decreases:

•	net income of $3.2 million;
•	$1.2 million related to shares committed to be released under the Company’s Employee Stock Ownership Plan; and
•	proceeds from stock option exercises totaling $472,000.

During the first nine months of 2005, the Company repurchased 311,240 shares of its common stock with an average price of $13.68 per share pursuant to the share repurchase program announced in March 2003. As of September 30, 2005, the Company had 868,916 of shares remaining to be repurchased under its current share repurchase program. Since its initial public offering, the Company has repurchased an aggregate of 11,903,856 shares of its common stock at an average price of $11.80 per share. For additional information, see Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds”.

At September 30, 2005, the Bank’s regulatory capital was in excess of regulatory limits set by the Office of Thrift Supervision (OTS). The current requirements and the Bank's actual levels at September 30, 2005 and at December 31, 2004 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2005:
Risk-based	$141,578	12.34%	$84,028	>8.00%	$105,034	>10.00%
Tangible	129,596	10.30	18,876	>1.50	25,168	>2.00
Core	129,596	10.30	50,337	>4.00	62,921	>5.00

As of December 31, 2004:
Risk-based	$131,660	12.23%	$86,155	>8.00%	$107,694	>10.00%
Tangible	120,075	9.24	19,485	>1.50	25,980	>2.00
Core	120,075	9.24	51,961	>4.00	64,951	>5.00

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

At September 30, 2005, the Company had cash and cash equivalents of $35.1 million which was a slight decrease from December 31, 2004. The decrease was mainly the result of purchases of available-for-sale securities totaling $78.6 million, decreased deposits of $38.2 million and net debt repayment of $24.2 million. Cash outflows were partially offset by proceeds from sales, maturities and paydowns on securities available-for-sale of $82.4 million, net loan repayments and proceeds from loan participations sold of $46.4 million and cash flows from operating activities of $17.1 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, pay maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents, securities available-for-sale and dividends from the Bank. CFS Bancorp, Inc. also has $10.0 million of available liquidity under its line of credit obtained during March 2005. Under regulations of the OTS, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, at September 30, 2005, the Company had $7.3 million in cash and cash equivalents and $269,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of September 30, 2005:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$30,233	$204,517	$47,593	$10,268	$292,611
Operating leases	576	547	29	-	1,152
Dividend payable on common stock	1,456	-	-	-	1,456
	$32,265	$205,064	$47,622	$10,268	$295,219

(1) Does not include interest expense at the weighted-average contractual rate of 3.75% for the periods presented.

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

    The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $268.0 million at September 30, 2005. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

Off-Balance Sheet Obligations. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet. The Company’s exposure to credit loss in the event of non-performance by the third party for commitments to extend credit and letters of credit is represented by the contractual notional amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

The following table details the amounts and expected maturities of significant commitments as of September 30, 2005:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$31,536	$-	$-	$-	$31,536
Retail	12,575	-	-	-	12,575
Commitments to fund unused construction loans	14,421	37,787	693	3,414	56,315
Commitments to fund unused lines of credit:
Commercial	10780	12,266	65	-	23,111
Retail	14,406	847	-	67,663	82,916
Letters of credit	2,997	5,787	321	-	9,105
Credit enhancements	-	9,972	29,210	8,862	48,044
	$86,715	$66,659	$30,289	$79,939	$263,602

    The above listed commitments do not necessarily represent future cash requirements in that these conmmitments often expire without being drawn upon.

    The Company also had commitments to fund community investments through investments in limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act (CRA). The Company has made commitments to various Chicago Equity Funds and to the 2003 Community Reinvestment Fund. These commitments include $3.6 million to be funded over eight years in the Chicago

Equity Funds and $487,000 to be funded over six years in the Community Reinvestment Fund. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above.

    Letters of credit include credit enhancements which are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, which provides for a lower interest rate, the FHLB-Indianapolis (FHLB-IN) issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB-IN and the Bank, would be required to reimburse the FHLB-IN for draws against the Letter of Credit, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially.

The Company has not used, and has no current intention of using, any significant off-balance sheet financing arrangements for liquidity purposes. In addition, the Company has not had, and has no current intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect the Company’s liquidity or capital resources. The Company has not traded in and has no current intention of trading in derivatives or commodity contracts.

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

While maintaining its interest rate spread objectives, the Bank attempts to reduce interest rate risk with a variety of strategies designed to maintain what the Bank believes to be an appropriate relationship between its assets and liabilities. First, the Bank emphasizes real estate mortgage loans and commercial loans with adjustable interest rates or fixed rates of interest for an initial term of three or five years that convert to an adjustable rate based on the one, three and five-year constant maturity of United States Treasury obligations as the index after the initial terms and for subsequent adjustment periods. At September 30, 2005, the Bank had approximately $682.7 million of adjustable-rate loans in its portfolio. Second, the Bank's securities portfolio consists of securities that have expected average lives of five years or less at time of purchase. At September 30, 2005, the modified duration of the securities portfolio was less than two years. Third, the Bank has a substantial amount of savings, demand deposit and money market accounts which the Bank believes may be less sensitive to changes in interest rates than certificate accounts. At September 30, 2005, the Bank had $472.1 million of these types of accounts. The Bank utilizes the OTS NPV model as its primary method of monitoring its exposure to IRR. The NPV represents the excess of the present value of expected cash flows from assets over the present value of expected cash flows from liabilities. The NPV model estimates the sensitivity of the Bank’s NPV over a series of instantaneous and sustained parallel shifts in interest rates. On a quarterly basis, the ALCO reviews the calculations of NPV as adjusted for expected cash flows from off-balance sheet contracts, if any, for compliance with Board approved tolerance limits.

    The table below presents, as of September 30, 2005 and December 31, 2004, an analysis of the Bank's IRR as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve in 100 basis point (1%) increments, up to 300 basis points and down 200 basis points in 2005 and 2004 in accordance with OTS regulations. At September 30, 2005 and December 31, 2004, the Bank was within the Board-approved tolerance limits in each rate scenario.

	Net Portfolio Value
	September 30, 2005			December 31, 2004
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$158,905	$(12,292)	(7.2)%	$154,194	$(7,441)	(4.8)%
+200	165,088	(6,109)	(3.6)	159,216	(2,419)	(1.5)
+100	169,543	(1,654)	(1.0)	162,128	493	0.3
0	171,197	-	-	161,635	-	-
-100	169,511	(1,686)	(1.0)	157,103	(4,532)	(2.9)
-200 (1)	165,775	(5,422)	(3.2)

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

Part II.     OTHER INFORMATION

Item 1.  Legal Proceedings

    On February 13, 2005, the Bank filed suit in the Lake County Superior Court sitting in Hammond, Indiana, to foreclose on its loans made to a golf course in the case titled Citizens Financial Services, FSB v. Innsbrook Country Club, Inc. and the New Innsbrook Country Club, LLC and identified Case No. 45D05-0402-PL-30. The loans in question have a balance of over $2.2 million. Subsequent to the Bank's initiation of foreclosure proceedings, the current owners of the property counterclaimed in the same action for damages, due to the Bank's alleged bad faith and breach of an alleged oral agreement with current ownership. On November 4, 2005, the parties thereto settled all issues between them. Under the terms of the settlement agreement, the Bank received payment in full of its principal balance and realized its non-accrued interest at the note rate in the amount of $334,000 in exchange for each party’s assumption of its own legal fees and costs and the waiver of disputed late fees. The Bank incurred $43,000 in legal fees in this matter. The disputed late fees were less than $15,000.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (b) Not applicable.

    (c) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2005	32,020	$13.40	32,020	1,054,913
August 1-31, 2005	129,362	13.82	129,362	925,551
September 1-30, 2005	56,635	13.72	56,635	868,916
Total	218,017	13.73	218,017	868,916

(1)
The Company publicly announced on March 17, 2003 a repurchase program for 1,200,000 shares. Prior to July 1, 2005, a total of 113,067 shares had been repurchased under that program. A total of 30,100 shares were purchased in October 2005 under this program.

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

CFS BANCORP, INC.

Date: November 9, 2005	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman and
Chief Executive Officer

Date: November 9, 2005	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer