Form 10-K
period 2005-12-31
CFS BANCORP INC
filed 2006-03-10
CIK 1058438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-24611
CFS Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-2042093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

707 Ridge Road Munster, Indiana	46321 (Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code:
(219) 836-5500

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $0.01 per share)
(Title of Class)

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of June 30, 2005, the aggregate value of the 12,345,782 shares of Common Stock of the Registrant outstanding on such date, which excludes 417,624 shares held by all directors and executive officers of the Registrant as a group, was approximately $158.6 million. This figure is based on the last known trade price of $13.30 per share of the Registrant’s Common Stock on June 30, 2005.

Number of shares of Common Stock outstanding as of March 3, 2006: 11,945,834

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 25, 2006 are incorporated by reference into Part III.

CFS BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

Certain statements contained in this Annual Report on Form 10-K, in other filings made by the Company with the U.S. Securities and Exchange Commission (SEC), and in the Company’s press releases or other stockholder communications are forward-looking statements, as that term is defined in U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the Company’s affairs or the industry in which it conducts business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “would be,” “will,” “intends to,” “project” or similar expressions or the negative thereof.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also advises readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company’s lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Such forward-looking statements are not guarantees of future performance. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

PART I.

Item 1.	Business

General

CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) is a registered unitary savings and loan holding company originally incorporated under the laws of the state of Delaware in March 1998. The Company operates one wholly-owned subsidiary, Citizens Financial Bank (the Bank), and was formed to facilitate the Bank’s July 1998 conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (Conversion). In conjunction with the Conversion, the Company completed an initial public offering. The Company and the Bank are subject to oversight and examination by the Office of Thrift Supervision (OTS). See “Regulation — Regulation of Savings and Loan Holding Companies.”

In 2005, the Company changed its state of incorporation from Delaware to Indiana pursuant to shareholder approval. The change was effectuated through a merger of the Delaware corporation with a wholly-owned Indiana subsidiary formed for that purpose. In October 2005, the Bank changed its name from Citizens Financial Services, FSB to Citizens Financial Bank to create a stronger image as a community bank and build stronger brand awareness in all of its existing markets.

The Company employed 347 full-time equivalent employees at December 31, 2005. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition, the Company utilizes the support staff of the Bank from time to time. The Company has responsibility for the overall conduct, direction, and performance of the Bank. The Company provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital to the Bank.

The Bank was originally organized in 1934 and currently conducts its business from its executive offices in Munster, Indiana, as well as 22 banking centers located in Lake and Porter Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois. The Bank also maintains an Operations Center in Highland, Indiana which is dedicated to its Customer Call Center and other back office operations.

In recent years, the Bank has transitioned its business from a traditional savings and loan engaged primarily in single-family residential mortgage lending to a more diversified consumer and business bank while retaining its emphasis on high-quality personalized customer service.

The Bank offers a wide variety of checking, savings and other deposit accounts. The Bank also offers investment services and securities brokerage targeted to individuals, families and small- to medium-sized businesses in its primary market areas through a non-affiliated third-party provider. The Bank has increased its business product offerings over the past two years to enhance its opportunity to serve the business segment of its customer base. These products include repurchase sweep accounts, zero balance accounts, remote merchant capture, Business Overdraft Privilege, business on-line banking and lock-box services.

To better facilitate the delivery of its products and services and to improve its presence in its primary markets, the Bank revised its organizational structure during 2005. As part of this reorganization, the Bank clustered its 22 banking centers into six distinct geographic regions and installed Community Bank Presidents to oversee all banking-related activities in the communities within their region. The Community Bank Presidents are primarily responsible for building new account relationships and strengthening existing business banking relationships while maintaining highly visible leadership roles in the communities they serve. Each of the Community Bank Presidents is supported by a Business Banker assigned to his or her region. Business Bankers are responsible for cultivating new loan and deposit relationships and for strengthening existing relationships with small businesses (which the Bank defines as businesses with annual revenues up to $5.0 million). The Community Bank Presidents and Business Bankers work closely with each of the Bank’s Banking Center Managers in their region to enhance available opportunities for improving market share and to ensure high-quality personalized customer service.

The Bank also has a commercial lending sales division to supplement business development initiatives within the Bank’s geographic regions. The commercial lending sales division is primarily responsible for handling loan requests in excess of $3.0 million which may include opportunities for loan participations. These loan requests may initiate from businesses within or outside of the Bank’s general market area.

The Bank periodically evaluates potential acquisitions and denovo branching opportunities to strengthen its overall market presence. The Bank seeks attractive locations, defined as locations at intersections with convenient drive-in access or at high traffic grocery store anchored retail centers, in communities where it believes there is an opportunity to gain deposit market share through a new facility. The Bank seeks to target areas that it believes are not yet fully served by other banking organizations, offer an attractive deposit base or potential growth, and complement its existing market territory. The Bank plans to open a new banking center in Tinley Park, Illinois in the middle of 2006 and is currently evaluating plans to relocate its Merrillville, Indiana and its Orland Park and Naperville, Illinois banking centers.

The Bank’s revenue is primarily derived from interest on loans, mortgage-backed and related securities and investments, and loan and deposit fees. The Bank’s operations are significantly impacted by general economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (FRB), legislative tax policies and governmental budgetary matters. The Bank’s revenue is largely dependent on net interest income, which is the difference between interest earned on interest-earning assets and the interest expense paid on interest-bearing liabilities. The Bank continues to focus on generating significant sources of revenue through loan and deposit fees, alternative investment commissions and other non-interest income.

Available Information

CFS Bancorp, Inc. is a public company and files annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission. The Company’s filings are available to the public at the SEC’s web site at http://www.sec.gov. Members of the public may also read and copy any document the Company files at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 202-551-8090 for more information about the operation of the public reference room. In addition, the Company’s stock is listed for trading on the NASDAQ National Market and trades under the symbol “CITZ.” You may find additional information regarding the Company at www.nasdaq.com.

In addition to the foregoing, the Company maintains an internet website at www.cfsbancorp.com. The Company makes copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents under the “Investor Relations” section on its website as soon as reasonably practicable after it files such material with or furnishes such documents to the SEC.

Corporate Governance

The Company has established certain committees of its Board of Directors, specifically Audit, Compensation and Nominating Committees. The charters of these committees as well as the Company’s Code of Conduct and Ethics can be found on the Company’s website listed above. The information is also available in printed form to any shareholder who requests it by writing to the Company in care of its Vice President — Corporate Secretary, 707 Ridge Road, Munster, Indiana 46321.

Market Area and Competition

The Bank maintains 22 banking centers in Lake and Porter Counties in northwest Indiana and in Cook, DuPage and Will Counties in Illinois. All areas served by the Bank are part of the Chicago Metropolitan Statistical Area.

The Bank has historically concentrated its efforts in the markets surrounding its offices. The Bank may also invest in areas outside of its market through the direct origination of commercial loans and purchase of commercial participation loans. The Bank’s market area reflects diverse socioeconomic factors. Historically, the market area in northwest Indiana and the suburban areas south of Chicago were heavily dependent on manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly significant to the region in the last decade. Growth in the local economies can be expected to occur largely as a result of the continued interrelation with Chicago as well as suburban business centers in the area.

The Bank faces significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers and the market for deposit funds is one of the most competitive in the United States. The Bank’s competition for loans comes principally from commercial banks, other savings banks, savings associations and mortgage-banking companies. The Bank’s most direct competition for deposits has historically come from savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General.  The Bank originates commercial and retail loans. Included in the Bank’s commercial loan portfolio are commercial real estate, construction and land development, and commercial and industrial loans. The retail loan portfolio includes single-family residential mortgage loans, home equity loans, home equity lines of credit (HELOCs) and other consumer loans including auto loans. See the Company’s loans receivable composition table in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

The Bank also invests, on a participating basis, in loans originated by other lenders. These participations may be within or outside of the Bank’s market area. The Bank applies the same underwriting practices applicable to loans it originates when considering investing in these participation loans. At December 31, 2005, the Bank had $88.0 million of purchased participations, of which $36.8 million was to borrowers located outside of the Bank’s market area.

The Bank’s lending strategy seeks to diversify its portfolio in an effort to limit risks associated with any particular loan type or industry while building a quality loan portfolio. The Bank has established specific collateral concentration limits in a manner it believes will not hamper its lenders in the pursuit of new business in a variety of sectors.

The Bank’s commercial loan underwriting focuses on the financial strength of the borrower and guarantors, the cash flow of a business and the underlying collateral. While the Bank offers both fixed- and adjustable-rate loan products, its emphasis remains on originating adjustable-rate loans, which management believes will better mitigate its interest rate risk.

The Bank utilizes secondary market standards for underwriting single-family residential mortgage loans which facilitates its ability to sell these loans into the secondary market. Secondary market requirements place limitations on debt-to-income ratios and loan size among other factors. As part of the underwriting process, the Bank evaluates, among other things, the customers’ credit history, income, employment stability, repayment capacity and collateral.

The Bank utilizes a Risk-Based Lending (RBL) approach for underwriting its home equity products and other consumer loans. The RBL approach employed by the Bank evaluates the borrower’s credit score, debt-to-income ratio and the loan’s collateral value. Borrowers with a higher credit score generally qualify for a lower interest rate.

The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the demand for such loans, the supply of money available for lending purposes, the rates offered by its competitors and the risks involved on such loans. These factors are, in turn, affected by general economic conditions, the monetary policy of the federal government, including the FRB, legislative tax policies and governmental budgetary matters.

Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to specific designated amounts. The Bank’s Loan Committee meets weekly and reviews all loans that exceed individual loan approval authorities. All new loans are reviewed by the Bank’s full Board of Directors as part of its monthly review of the Loan Committee minutes.

A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $21.0 million in the case of the Bank at December 31, 2005), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Since January 2003, the Bank has had a general guideline of limiting any one loan or multiple loans to the same borrower to 75% of the regulatory limit.

The Bank is also required to monitor its aggregate loans to corporate groups. These are loans that are given to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate property and underwritten based on separate cash flows, the entities may all be owned or controlled by one individual or a group of individuals. The Bank is required by regulation to limit its aggregate loans to any corporate group to 50% of Tier 1 capital. At December 31, 2005, the Bank’s Tier 1 capital was $128.9 million. The Bank’s two largest corporate group relationships at December 31, 2005 equaled $39.9 million and $23.3 million, respectively. Both of these relationships are below the group limit of $64.4 million and are performing in accordance with their terms.

Commercial and Construction Lending

General.  The Company’s commercial and construction lending portfolio includes commercial real estate loans, construction and development financing, and commercial and industrial loans. The commercial lending sales division and the Company’s Business Bankers are responsible for growing the Company’s commercial loan portfolio. The Business Bankers are responsible for generating loans to small businesses while the commercial lending sales division targets loan requests in excess of $3.0 million which may include loan participation opportunities. The interest rates on these commercial and construction loans are generally variable-rate loans indexed to the Wall Street Journal Prime lending rate.

Commercial Real Estate.  The majority of the Bank’s commercial loan portfolio is made up of loans secured by commercial real estate, including multi-family residential loans. These loans generally have 3 to 10 year terms with an amortization period of 25 years or less. The interest rates on these loans are generally fixed for the first five years followed by a one-time adjustment which then becomes the fixed-rate of the loan for the remaining term. The Bank has also offered loans with fixed interest rates for the initial three or five year period which then adjust annually to a designated index such as one-year U.S. Treasury obligations adjusted to a constant maturity (CMT) plus a stipulated margin for the remainder of the term. Commercial real estate loans generally have shorter terms to maturity and higher yields than the Bank’s single-family residential mortgage loans. Upon closing, the Bank usually receives fees of between 0.5% and 1.0% of the principal loan balance. These loans are typically subject to prepayment penalties. The Bank generally obtains personal guarantees for commercial real estate loans from the borrower’s principals.

The Bank evaluates various aspects of commercial real estate loan transactions in an effort to mitigate credit risk. In underwriting these loans, consideration is given to the stability of the property’s cash flow, future operating projections, management experience, current and projected occupancy, location and physical condition. In addition, the Bank also performs sensitivity analysis on cash flows utilizing various vacancy rate and interest rate assumptions when underwriting the loans to determine how different scenarios may impact the borrowers’ ability to repay the loans. The Bank has generally imposed a debt coverage ratio (the ratio of net income before interest, depreciation and debt payments to debt service) of not less than 110% for commercial real estate loans. The underwriting analysis also includes a review of the financial condition of the borrower and guarantor. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for new commercial real estate loan transactions. All appraisal reports and any necessary environmental site assessments are reviewed by the Bank before the loan closes.

Commercial real estate lending entails substantially different risks than single-family residential lending because these loans often involve large loan balances to single borrowers and because the payment experience on these loans is typically dependent on the successful operation of the project or the borrower’s business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by considering properties with existing operating performance that can be analyzed, requiring conservative debt coverage ratios and periodically monitoring the operation and physical condition of the collateral as well as the business occupying the property.

The Bank’s commercial real estate loans are secured by hotels, medical office facilities, multi-family residential buildings, churches, small office buildings, strip shopping centers and other commercial uses. These loans are usually originated in amounts of less than $15.0 million, and as of December 31, 2005, the average size of the Bank’s commercial real estate loans approximated $1.1 million.

Construction and Land Development Loans.  The Bank currently offers construction loans for commercial real estate and multi-family residential properties along with construction loans to local residential builders. The Bank’s construction portfolio also includes construction/permanent single-family residential loans which, by their terms, will convert to permanent mortgage loans upon the completion of the construction. At the time of conversion, these loans will become part of the Bank’s single-family residential mortgage loan portfolio.

The Bank also originates land loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. These loans are secured by a mortgage on the property which is generally limited to the lesser of 75% of its appraised value or 75% of its cost and are typically made for a period of up to three years. The Bank requires monthly interest payments during the loan’s term. The principal of the loan is reduced as lots are sold and released. All of the Bank’s land loans are secured by property located in its primary market area. In addition, the Bank generally obtains personal guarantees from the borrower’s principals for construction and land development loans.

The Bank’s loan underwriting and processing procedures require a property appraisal by an approved independent appraiser and each construction and development loan is reviewed by independent architects, engineers or other qualified third parties for verification of costs. Disbursements during the construction phase are based on regular on-site inspections and approved certifications. In the case of construction loans on commercial projects where the Bank provides the permanent financing, the Bank usually requires firm lease commitments on some portion of the property under construction from qualified tenants. In addition, the Bank primarily provides residential and commercial construction lending within its market area.

Construction and development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank first requires the borrower to inject cash equity to cover any shortfall. The Bank may then need to advance funds beyond the amount originally committed to permit completion of the development.

In evaluating any new originations of construction and development loans, the Bank generally considers evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and the contractor, the amount of the borrower’s equity in the project, independent valuations and reviews of cost estimates, pre-construction sale and leasing information, and cash flow projections of the borrower. To reduce the inherent lending risk, the Bank may require performance bonds in the amount of the construction contract and often obtains personal guarantees from the principals of the borrower.

At December 31, 2005, the average size of the Bank’s construction and land development loans was approximately $774,000.

Commercial and Industrial Loans.  The Bank also originates commercial loans that are secured by business assets other than real estate and secured and unsecured operating lines of credit. These types of loans undergo an underwriting process similar to the other types of commercial lending the Bank offers; however, these loans tend to be riskier in nature since the repayment is based on the cash flows of the business operation. As of December 31, 2005, the average size of the Bank’s commercial and industrial loans was approximately $256,000.

Retail Lending

General.  The Bank’s retail lending program includes single-family residential loans, home equity loans, HELOCs, auto loans and other consumer loans. The Bank’s retail lenders are responsible for originating its retail loans. Retail loans may also be originated within the Bank’s branches or its call center. The Bank’s primary focus continues to be on originating variable-rate retail products, primarily through its HELOC programs and by retaining any variable-rate single-family residential loans while selling most fixed-rate loans originated with servicing released. During the fourth quarter of 2005 as part of the Bank’s asset and liability management strategy, the Bank began to retain fixed-rate amortizing single-family residential loans that meet certain criteria. During 2006, the Bank anticipates shifting its focus from HELOCs to fixed-rate amortizing home equity loans.

Single-Family Residential Loans.  Substantially all of the Bank’s single-family residential mortgage loans consist of conventional loans. Conventional loans are neither insured by the Federal Housing Administration (FHA) nor partially guaranteed by the Department of Veterans Affairs (VA). The vast majority of the Bank’s single-family residential mortgage loans are secured by properties located in Lake and Porter Counties in northwest Indiana and Cook, DuPage and Will Counties in Illinois.

The Bank’s residential mortgage loans have either fixed interest rates or variable interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities of 15 or 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan and interest by the maturity date. The Bank does not originate non-amortizing single-family residential loans. Substantially all of the Bank’s single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

The Bank’s fixed-rate loans are generally originated under terms, conditions and documentation which permit them to be sold in the secondary market for mortgages. By selling these loans, the Bank limits the interest rate risk associated with fixed-rate loans. At December 31, 2005, $46.8 million, or 19.8%, of the Bank’s single-family residential mortgage loans were fixed-rate loans. During 2005, the Bank sold approximately $27.7 million of fixed-rate loans with servicing released.

The adjustable-rate single-family residential mortgage (ARM) loans currently offered by the Bank have interest rates which are fixed for the initial three or five years and then adjust annually to a CMT plus a stipulated margin. The Bank’s ARMs generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate over the life of the loan. This cap is generally 6% above the initial rate. The Bank’s ARMs require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2005, $189.2 million, or 80.2%, of the Bank’s single-family residential mortgage loans were adjustable-rate loans.

The Bank’s single-family residential loans generally do not exceed amounts limited to the maximum amounts contained in U.S. Government sponsored agency guidelines. In addition, the Bank’s maximum loan-to-value (LTV) ratio for these loans is generally 95% of the secured property’s appraised value, provided that private mortgage insurance is generally obtained on the portion of the principal amount that exceeds 80% of the appraised value.

Home Equity Products.  The majority of the Bank’s home equity products are HELOCs which are structured as a variable-rate line of credit with terms up to 20 years including a 10 year repayment period. The Bank also offers home equity loans with a 10 year term which either have a fixed-rate through maturity or have a fixed-rate for the first five years and a one-time rate adjustment after the fifth year. The Bank’s home equity products are secured by the underlying equity in the borrower’s residence. These products generally require LTV ratios of 90% or less after taking into consideration any first mortgage loan. However, the most creditworthy customers may qualify to receive up to 95% combined LTV. There is a higher risk associated with this type of lending since these products are typically secured by a second mortgage on the borrower’s residence. The Bank looks to the borrower’s credit history as an indication of risk and as a factor in establishing the interest rate on the loan or line of credit.

Other Loans.  The Bank’s other retail loans consist primarily of consumer loans, loans secured by deposit accounts and auto loans. The Bank is not actively marketing its consumer loans and offers them primarily as a service to its existing customers.

Securities Activities

The Company’s investment policy, which has been established by the Board of Directors, is designed to prescribe authorized investments and outline the Company’s practices for managing risks involved with investment securities. The investments of the Company are managed to balance the following objectives:

•	preserving principal,

•	providing liquidity for loan demand, deposit fluctuations and other statement of condition changes,

•	managing interest rate risk,

•	earning a favorable rate of return within policy and credit restraints,

•	minimizing tax liability, and

•	providing flexibility.

The Company’s investment policy permits investments in various types of securities including obligations of the U.S. Treasury, federal agencies, government sponsored entities (GSEs), investment grade corporate obligations (A rated or better), trust preferred stocks, other equity securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative instruments.

The Company evaluates securities for an other-than-temporary impairment (OTTI) on a quarterly basis, and more frequently when economic or market concerns warrant additional evaluations. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment security has experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income in stockholders’ equity) and not recognized in income until the security is ultimately sold.

The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Source of Funds

General.  Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and prepayments and borrowings. Loan repayments are historically a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank has used borrowings in the past, primarily Federal Home Loan Bank (FHLB) advances, to supplement its deposits as a source of funds.

Deposits.  The Bank’s deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, statement and passbook savings accounts, and term certificates of deposit. The Bank considers its checking, money market and savings accounts to be its core deposits. Deposit account terms may vary with principal differences including: (i) the minimum balance required; (ii) the time periods the funds must remain on deposit; and (iii) the interest rate paid on the account.

The Bank utilizes traditional marketing methods to attract new customers and deposits, and it does not advertise for deposits outside of its market area. The Bank does not currently utilize the services of deposit brokers. The Bank has implemented an initiative to attract core deposits in all of its markets by offering various limited-time promotions for new deposit accounts. As the need for funds warrant, the Bank may continue to use deposit promotions in new markets to build its customer base.

Borrowings.  Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB. The advances from the FHLB of Indianapolis are secured by capital stock of the FHLB of Indianapolis; a blanket pledge of certain of the Bank’s mortgage loans, investment securities, and mortgage-backed securities; and the FHLB of Indianapolis time deposits. These advances are made in accordance with several different credit programs, each of which has its own interest rate and range of maturities. The Bank has utilized short-term Federal Funds purchased as a source of funds. The Bank also began offering sales of securities under agreements to repurchase (repurchase agreements). These repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed funds in the Company’s Consolidated Statements of Condition.

Trust Activities

Prior to 2005, the Company provided limited fiduciary services primarily for convenience to its existing customers. Services offered included fiduciary services for trusts and estates and land trusts. During 2005, the Trust Department maintained approximately 20 trust/fiduciary accounts with an aggregate principal balance of less than $3.0 million at December 31, 2005. The Trust Department also administered approximately 50 beneficiary-managed land trusts during 2005. Gross revenue from the Trust Department for the year ended December 31, 2005 was less than $10,000.

Most of the significant operations of the Trust Department were outsourced to a third-party trust company during 2004. In keeping with its strategy of focusing on profitable core banking services and improving cost control, the Company has decided to discontinue offering trust services. The Company is currently engaged in the process of disposing its existing trust accounts and ceasing trust operations. The Company’s exit from the trust business is expected to be completed during 2006.

Subsidiaries

During 2005, the Bank had one active, wholly-owned subsidiary, CFS Holdings, Ltd. (CFS Holdings). This subsidiary was approved by the OTS in January 2001 and was funded and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was funded with approximately $140.0 million of the Bank’s investment securities and performs a significant amount of the Bank’s securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established by the Bank for CFS Holdings. Revenues of CFS Holdings were $3.0 million for the year ended December 31, 2005 compared to $4.7 million and $3.7 million for the years ended December 31, 2004 and 2003, respectively. Operating expenses of this subsidiary were $65,000 for the year ended December 31, 2005 compared to $68,000 and $58,000 for the years ended December 31, 2004 and 2003, respectively.

REGULATION

Regulation of Savings and Loan Holding Companies

The Company is a registered savings and loan holding company. The Home Owners’ Loan Act (HOLA), as amended, and OTS regulations generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities.  The Company currently operates as a unitary savings and loan holding company. Generally, there are limited restrictions on the activities of a unitary savings and loan holding company which existed as of May 4, 1999 (which would include the Company) and its non-savings association subsidiaries. If the Company ceases to be a unitary savings and loan holding company, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

The HOLA requires every savings association subsidiary of a savings and loan holding company to give the OTS at least 30 days advance notice of any proposed dividends to be made on its guarantee, permanent or other non-withdrawable stock, or else such dividend will be invalid.

Affiliate Restrictions.  Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association.

In general, Section 23A and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain “covered transactions” with affiliates to an amount equal to 10% of the association’s capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, under Section 23B and OTS regulations issued in connection therewith, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the FRB decides to treat such subsidiaries as affiliates. These regulations also require savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provide that certain classes of savings associations may be required to give the OTS prior notice of transactions with affiliates.

Financial Modernization.  Under the Gramm-Leach-Bliley Act enacted into law on November 12, 1999, no company may acquire control of a savings and loan holding company after May 4, 1999 unless the company is engaged only in activities traditionally permitted for a multiple savings and loan holding company or newly permitted for a financial holding company under Section 4(k) of the Bank Holding Company Act. Existing savings and loan holding companies, such as the Company, and those formed pursuant to an application filed with the OTS before May 4, 1999, may engage in any activity including non-financial or commercial activities provided such companies control only one savings and loan association that meets the Qualified Thrift Lender test. Corporate reorganizations are permitted, but the transfer of grandfathered unitary holding company status through acquisition is not permitted.

Sarbanes-Oxley Act of 2002.  The Sarbanes-Oxley Act of 2002 (Act) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The bill requires the principal chief executive officer and the principal chief financial officer to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the Board of Directors or the Board itself.

The Act extended the period during which certain types of suits can be brought against a company or its officers and provides for disgorgement of bonuses issued to top executives prior to restatement of a company’s financial statements if such restatement was due to corporate misconduct and a range of enhanced penalties for corporate executives who are guilty of fraud or other violations. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (FAIR) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm (RPAF). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” as defined by the SEC and if not, why not. Under the Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Act requires the RPAF that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Act requires that each financial report required to be prepared in accordance with (or reconciled to) U.S. generally accepted accounting principles and filed with the SEC reflects all material correcting adjustments that are identified by a RPAF in accordance with U.S. generally accepted accounting principles and the rules and regulations of the SEC. See “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

Regulation of Federal Savings Banks

As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

Although the OTS is the Bank’s primary regulator, the FDIC has backup enforcement authority over the Bank. The Bank’s eligible deposit accounts are insured by the FDIC under the SAIF, up to applicable limits.

Federal Home Loan Banks.  The Bank is a member of the FHLB System. Among other benefits, FHLB membership provides the Bank with a central credit facility. The Bank is required to own capital stock in an FHLB in an amount equal to at least 1% of its aggregate unpaid single-family and multi-family residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year or 5% of its advances from the FHLB, whichever is greater.

Regulatory Capital Requirements.  OTS capital regulations require savings banks to satisfy minimum capital standards: risk-based capital requirements, leverage requirements, and tangible capital requirements. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

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

These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (i) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, and similar risks of a high proportion of off-balance sheet risk; (ii) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented and are not managed adequately under OTS regulations; and (iii) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

The Bank’s tangible and core capital ratios were 10.38%, and its total risk-based capital ratio was 13.63% at December 31, 2005. At such date, the Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations.

Certain Consequences of Failure to Comply with Regulatory Capital Requirements.  Any savings bank not in compliance with all of its capital requirements is required to submit a capital plan that addresses the bank’s need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings bank must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings bank’s capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings bank not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels. Noncompliance with the standards established by the OTS or other regulators may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil monetary penalty assessments.

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

Prompt Corrective Action.  The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution’s capital classification. At December 31, 2005, the Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations.

Capital Distribution Regulation.  OTS regulations impose limitations upon all capital distributions by a savings institution if the institution would not be “well-capitalized” after the distributions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s own stock, payments to shareholders of another institution in a cash out merger and other distributions charged against capital. The regulations provide that an institution must submit an application to the OTS to receive approval of the capital distributions if the institution (i) is not eligible for expedited treatment; or (ii) proposes capital distributions for the applicable calendar year that exceed in the aggregate its net income for that year to date plus its retained income for the preceding two years; or (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the institution would be required to provide a written notice to the OTS prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS.

Qualified Thrift Lender Test.  Like all OTS-regulated institutions, the Bank is required to meet a Qualified Thrift Lender (QTL) test or the Internal Revenue Service (IRS) tax code Domestic Building and Loan Association (DBLA) test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company’s mandatory registration as a savings and loan holding company under the HOLA. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. To be a QTL under the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA’s assets must consist of assets that savings associations normally hold, except for consumer loans that are not educational loans. The Bank met the requirements of the DBLA test by maintaining 63% of such assets at December 31, 2005.

A savings association which fails to meet either the QTL or DBLA test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to the SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for both a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test or DBLA test the association must dispose of any investment or activity not permissible for both a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

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

Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes — “well-capitalized,” “adequately capitalized” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for both SAIF-insured institutions and Bank Insurance Fund-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to 0.27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. The Bank’s deposit insurance premiums totaled $127,000, or 0.0139%, of its insured deposits for the year ended December 31, 2005.

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

Deposit Insurance Reform.  On February 8, 2006, President Bush signed into law legislation that merges the Bank Insurance Fund (BIF) and the SAIF, eliminates any disparities in bank and savings association risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

Major provisions in the legislation include: maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000 (insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011); providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions; providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996 (the institutions qualifying for the credit may use it to offset future premiums with certain limitations); requiring the payment of dividends of 100% of the amount that the insurance fund exceeds

1.50% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.50%); and the merger of the SAIF and BIF must occur no later than July 1, 2006. Other provisions will become effective within 90 days of the publication date of the final FDIC regulations implementing the legislation.

Community Reinvestment Act and the Fair Lending Laws.  Savings institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory rating during its latest CRA examination in 2003.

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

Change of Control.  Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company subject to extensive registration, examination and regulation by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association’s or savings and loan holding company’s voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

Companies subject to the Bank Holding Company Act of 1956, as amended (BCHA), that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision and regulation by the OTS. OTS approval is not required for a bank holding company to acquire control of a savings association, although the OTS has a consultative role with the FRB in examination, enforcement and acquisition matters. Holding companies that control both a bank and a savings association, however, are subject to registration, examination and regulation under the BCHA and FRB regulations promulgated thereunder.

Item 1A.	Risk Factors

Investments in CFS Bancorp, Inc. common stock involve risk. The following discussion highlights risks management believes are material for our company, but does not necessarily include all risks that we may face.

Our operations are subject to interest rate risk and variations in interest rates may negatively affect financial performance.

Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed money. Changes in the general level of interest rates may have an adverse effect on our business, financial condition and result of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and securities and the amount of interest that we pay on deposits and borrowings. Changes in monetary policy and interest rates also can adversely affect:

•	our ability to originate loans and obtain deposits;

•	the fair value of our financial assets and liabilities; and

•	the average duration of our securities portfolio.

If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

We measure interest rate risk under various rate scenarios using specific criteria and assumptions. A summary of this process, along with the results of our net interest income simulations is presented within “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

We are subject to lending risk and could suffer losses in our loan portfolio despite our underwriting practices.

There are inherent risks associated with our lending activities. There are risks inherent in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. We attempt to closely manage our credit risk through prudent loan underwriting and application approval procedures, careful monitoring of concentrations of our loans within specific industries and periodic independent reviews of outstanding loans by our loan management department and third party loan review specialists. We cannot assure that such approval and monitoring procedures will reduce these credit risks.

Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay their outstanding loans. In the past, we have focused on providing ARMs to decrease the risk related to changes in the interest rate environment, however, these types of loans also involve other risks. As interest rates rise, the customers’ payments on an ARM also increase to the extent permitted by the loan terms thereby increasing the potential for default. Also, when interest rates decline substantially, borrowers tend to refinance into fixed-rate loans.

As of December 31, 2005, approximately 63% of our loan portfolio consisted of commercial and industrial, construction and land development, and commercial real estate loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small- or middle-market business customers who may have vulnerability to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction and land development, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans. An increase in non-performing loans also could require us to increase the provision for losses on loans and increase loan charge-offs, both of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations. See further discussion on our commercial loan portfolio in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Our allowance for losses on loans may be insufficient to cover actual losses on loans.

We maintain an allowance for losses on loans at a level believed adequate by us to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans is a reserve established through a provision for losses on loans charged to expense that represents our estimate of probable incurred losses within the loan portfolio at each statement of condition date and is based on the review of available and relevant information. The level of the allowance for losses on loans reflects our consideration of historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions. The determination of the appropriate level of the allowance for losses on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for losses on loans. In addition, bank regulatory agencies periodically review our allowance for losses on loans and may require an increase in the provision for losses on loans or the recognition of further loan charge-offs, based on judgments different from ours. Also, if charge-offs in future periods exceed the allowance for losses on loans, we will need additional provisions to increase our allowance for losses on loans. Any increases in the allowance for losses on loans will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations. For further discussion related to our process for determining the appropriate level of the allowance for losses on loans see “Critical Accounting Policies” and “Allowance for Losses on Loans” within “Item 7. Management’s Discussion and Analysis of Financial Results and Operations” of this Annual Report on Form 10-K.

We operate in a highly competitive industry and market area with other financial institutions offering products and services similar to those we offer.

We compete with savings associations, national banks, regional banks and other community banks in making loans, attracting deposits and recruiting and retaining talented employees. We also compete with securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions we are subject to and therefore are able to provide customers with a feasible alternative to traditional banking services.

The competition in our market for making commercial and construction loans has resulted in more competitive pricing and credit structure as well as intense competition for skilled commercial lending officers. These trends could have a material adverse effect on our ability to grow and remain profitable. Significant discounting of interest rates offered on loans negatively impacts interest income and can therefore adversely impact net interest income. If increased competition causes us to modify our underwriting standards, we could be exposed to higher losses from lending activities. An inability to recruit and retain skilled commercial lending officers poses a significant barrier to retaining and growing our customer base.

The competition in our market for attracting deposits also has resulted in more competitive pricing. To successfully compete in our market area, we have at times offered higher deposit rates within the same market area. Increasing rates paid on deposits in response to competitive pressure could decrease our net interest margin.

While management believes it can and does successfully compete with other financial institutions in our market, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

The trading volume in our common stock is less than that of larger public companies which can cause price volatility.

The trading history of our common stock has been characterized by relatively low trading volume. The value of a shareholder’s investment may be subject to sudden decreases due to the volatility of the price of our common stock which trades on the NASDAQ National Market.

The market price of our common stock may be volatile and subject to fluctuations in response to numerous factors, including, but not limited to, the factors discussed in other risk factors and the following:

•	actual or anticipated fluctuation in our operating results;

•	changes in interest rates;

•	changes in the legal or regulatory environment in which we operate;

•	press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

•	changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

•	future sales of our common stock;

•	changes in economic conditions in our market, general conditions in the U.S. economy, financial markets or the banking industry; and

•	other developments affecting us or our competitors.

These factors may adversely affect the trading price of our common stock, regardless of our actual operating performance, and could prevent a shareholder from selling common stock at or above the current market price.

We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.

We may expand into additional communities or attempt to strengthen our position in our current market and in surrounding areas by opening new branches and acquiring existing branches of other financial institutions. To the extent that we undertake additional branch openings and acquisitions, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of our time and attention and general disruption to our business.

We are subject to extensive government regulation and supervision which could adversely affect our operations.

We are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with law, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For further discussion related to these regulations see “Regulation” within “Item 1. Business” and also “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

We may be subject to examinations by taxing authorities which could adversely affect our results of operations.

In the normal course of business, we may be subject to examinations from federal and state taxing authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we are engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

We may not be able to attract and retain the skilled employees necessary for our business.

Our success depends, in large part, on our ability to attract and retain key employees. Competition for the best employees in most of our business lines can be intense, and we may not be able to hire or retain the necessary employees for meeting our business goals. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Our information systems may experience an interruption or breach in security that could impact our operational capabilities.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of our information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures, interruptions or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Our ability to pay dividends is subject to regulatory limitations and may be restricted.

Although we have been paying quarterly dividends regularly since 1998, our ability to pay dividends to shareholders depends to a large extent upon the dividends we receive from the Bank. Dividends paid by the Bank are subject to restrictions under various federal and state banking laws. Currently, the Bank must submit an application to the OTS and receive OTS approval prior to paying any dividends to us. In addition, the Bank must maintain certain capital levels, which may restrict the ability of the Bank to pay dividends to us. The Bank’s regulators have the authority to prohibit the Bank or us from engaging in unsafe or unsound practices in conducting our business. As a consequence, bank regulators could deem the payment of dividends by the Bank to be an unsafe or unsound practice, depending on the Bank’s financial condition or otherwise, and prohibit such payments. If the Bank were unable to pay dividends to us, the Board of Directors might cease paying or reduce the rate or frequency at which we pay dividends to shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Offices and Properties

The following table sets forth certain information relating to the Bank’s offices at December 31, 2005. In addition, the Bank maintains 32 automated teller machines (ATMs), 26 which are located at its branch offices.

Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2005	December 31, 2005
(Dollars in thousands)

Executive Office:
707 Ridge Road	Owned	—	$2,422	$126,190
Munster, IN 46321

			Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2005	December 31, 2005
			(Dollars in thousands)

Branch Offices:
1720 45th Street	Owned	—	$324	$101,122
Munster, IN 46321
5311 Hohman Avenue	Owned	—	211	70,971
Hammond, IN 46320
155 N. Main Street	Owned	—	269	70,788
Crown Point, IN 46307
601 E. 162nd Street	Owned	—	203	52,319
South Holland, IL 60473
3301 W. Vollmer Road	Leased	2007	28	46,745
Flossmoor, IL 60422
7101 W. 127th Street	Owned	—	191	46,068
Palos Heights, IL 60463
4740 Indianapolis Blvd.	Owned	—	182	42,301
East Chicago, IN 46312
855 Thornapple Way	Owned	—	244	35,275
Valparaiso, IN 46383
13323 S. Baltimore	Owned	—	189	30,304
Chicago, IL 60426
154th Street at Broadway	Leased	2006	81	27,784
Harvey, IL 60426
803 W. 57th Avenue	Leased	2006	13	24,656
Merrillville, IN 46410
7650 Harvest Drive (1)	Owned	—	1,765	23,527
Schererville, IN 46375
2121 E. Columbus Drive (2)	Leased	2008	308	21,386
East Chicago, IN 46312
3853 45th Street	Owned	—	801	21,291
Highland, IN 46322
1100 East Joliet Street	Leased	2008	133	18,165
Dyer, IN 46311
7229 S. Kingery Highway	Leased	2007	43	17,662
Willowbrook, IL 60527
9161 W. 151st Street	Leased	2007	11	16,996
Orland Park, IL 60462
8301 Cass Avenue (3)	Owned	—	3,266	8,530
Darien, IL 60561
310 S. Weber Road	Owned	—	1,120	6,240
Bolingbrook, IL 60490
2547 Plainfield/Naperville Road	Leased	2006	42	3,503
Naperville, IL 60564
10644 S. Cicero Avenue (4)	Leased	2006	—	—
Oak Lawn, IL 60453
425 E. 170th Street (5)	Owned	—	258	—
South Holland, IL 60473
1218 Sheffield Avenue (6)	—	—	—	—
Dyer, IN 46311

			Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2005	December 31, 2005
			(Dollars in thousands)

Other Properties:
8149 Kennedy Avenue (7)	Leased	2006	$27	$16,812
Highland, IN 46322
7231 W. 171st Street (8)
Tinley Park, IL 60477	Owned	—	586	—

(1)	Includes 3,570 square feet of space currently under lease to a third party.

(2)	Full service branch facility located in grocery store chain.

(3)	Includes 3,120 square feet of space currently under lease to third parties.

(4)	This full-service branch facility closed on June 25, 2005 — deposits included with office located at 127th St., Palos Heights.

(5)	Deposits included with office located at 162nd St., South Holland.

(6)	This full service branch facility located in a local grocery store chain closed on January 22, 2005 — deposits included with office located at Joliet St., Dyer.

(7)	Operations and Customer Call Center.

(8)	Future branch site under construction and expected to open in mid-2006.

Item 3.	Legal Proceedings

Legal Proceedings

In 1983, with the assistance of the Federal Savings and Loan Insurance Corporation (FSLIC) as set forth in an assistance agreement (Assistance Agreement), the Bank acquired First Federal Savings and Loan Association of East Chicago, East Chicago, Indiana (East Chicago Savings), and Gary Federal Savings and Loan Association, Gary, Indiana (Gary Federal). The FSLIC-assisted supervisory acquisitions were accounted for using the purchase method of accounting which resulted in supervisory goodwill (the excess of cost over the fair value of net assets acquired), an intangible asset, of $52.9 million. Such goodwill was included in the Bank’s regulatory capital. The Assistance Agreement relating to the Bank’s acquisitions of East Chicago Savings and Gary Federal provided for the inclusion of supervisory goodwill as an asset on the Bank’s statement of condition, to be amortized over 35 years for regulatory purposes and includable in regulatory capital. Pursuant to the regulations adopted by the OTS to implement the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA), the regulatory capital requirement for federal savings banks was increased and the amount of supervisory goodwill that could be included in regulatory capital decreased significantly.

On May 13, 1993, the Bank filed suit against the U.S. government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit was filed in the United States Court of Federal Claims, Citizens Financial Services, FSB v. United States (Case No. 93-306-C). The Bank was granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The damages case went to trial in June 2004 and concluded in early July 2004. The Bank sought damages of more than $20.0 million. The Government’s position was that the Bank suffered no compensable damage as a result of the breach. On March 7, 2005, the Court of Claims’ judge entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the Government was entitled to recover certain costs from the Bank with respect to one claim that the Bank had voluntarily dismissed during the proceeding. The Government has indicated that these costs are less than $5,000. The Company filed an appeal on May 17, 2005, Citizens Financial Services, FSB v. United States, Case No. 05-5116 in the U.S. Court of Appeals for the Federal Circuit. All briefing has been completed and oral argument was held on March 6, 2006. The Company expects to receive a ruling from the Court of Appeals during

2006. The Company’s cost, including attorneys’ fees, expert witness fees, and related expenses of the litigation was approximately $171,000, $1.4 million and $183,000 in 2005, 2004 and 2003, respectively.

On February 13, 2005, the Bank filed suit in the Lake County Superior Court sitting in Hammond, Indiana to foreclose on its loans made to a golf course in the case titled Citizens Financial Services, FSB v. Innsbrook Country Club, Inc. and the New Innsbrook Country Club, LLC and identified Case No. 45D05-0402-PL-30. The loans in question had a balance of over $2.2 million. Subsequent to the Bank’s initiation of foreclosure proceedings, the current owners of the property counterclaimed in the same action for damages, due to the Bank’s alleged bad faith and breach of an alleged oral agreement with current ownership. On November 4, 2005, the parties thereto settled all issues between them. Under the terms of the settlement agreement, the Bank received payment in full of its principal balance and realized its non-accrued interest at the note rate in the amount of $334,000 in exchange for each party’s assumption of its own legal fees and costs and the waiver of disputed late fees, which were less than $15,000. The Bank incurred $43,000 in legal fees in this matter.

The case of Betty and Raymond Crenshaw v. CFS Bancorp, et al. was filed in the United States District Court for the Northern District of Indiana sitting in Hammond, Indiana on December 6, 2005 as Case number 2:05 CV 440. The lawsuit names CFS Bancorp, a police officer who was purportedly acting as the Bank’s security guard, along with three other police officers and the City of East Chicago as defendants. The lawsuit was brought in connection with an incident that occurred at a Bank branch on February 6, 2004. The complaint seeks compensation for alleged personal injuries, violations of civil rights, battery, false arrest, intentional infliction of emotional distress and loss of consortium. The plaintiffs also seek punitive damages and attorney’s fees in this cause of action. The Company’s defense in this matter has been tendered to, and accepted by, the Company’s insurance carrier. An appearance has been filed on behalf of the Company by trial counsel retained by the Company’s insurance carrier. In the event that judgment was entered for the plaintiff, insurance would not be available to indemnify the Company for punitive damages should they be assessed. The total potential exposure to the Company is not quantifiable at this stage of the proceedings insofar as the amount of damages being sought was not specifically set forth in the complaint and no demand has been made by the plaintiff to the Company. The Company believes this case to be without merit and is vigorously defending itself.

Other than the above-referenced litigation, the Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The Company’s common stock is traded on the NASDAQ National Market under the symbol “CITZ”. As of December 31, 2005, there were 12,005,431 shares of common stock outstanding which were held by 2,194 stockholders of record. The following table sets forth the quarterly share price and cash dividends paid per share during each quarter of 2005 and 2004.

			Cash
	Share Price		Dividend
	High	Low	Paid

2004
First Quarter	$15.16	$14.57	$0.11
Second Quarter	14.84	12.99	0.11
Third Quarter	13.93	12.90	0.11
Fourth Quarter	14.85	13.54	0.11
2005
First Quarter	$14.37	$13.67	$0.11
Second Quarter	13.92	13.02	0.12
Third Quarter	13.90	13.25	0.12
Fourth Quarter	14.34	13.15	0.12

The information for equity compensation plans is incorporated by reference from Item 12 of this Form 10-K.

(b) Not applicable.

(c) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs (1)

October 1-31, 2005	30,100	$13.41	30,100	838,816
November 1-30, 2005	25,600	13.89	25,600	813,216
December 1-31, 2005	157,234	14.23	157,234	655,982

Total	212,934	14.08	212,934	655,982

(1)	The Company publicly announced on March 17, 2003 a repurchase program for 1,200,000 shares. Prior to October 1, 2005, a total of 331,084 shares had been repurchased under that program. A total of 149,347 shares were purchased in January 2006 under this program.

Item 6.	Selected Financial Data

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands except per share data)

Selected Financial Condition Data:
Total assets	$1,242,888	$1,314,714	$1,569,270	$1,579,276	$1,604,134
Loans receivable	917,405	988,085	982,579	939,417	891,014
Allowance for losses on loans	12,939	13,353	10,453	8,721	7,662
Securities, available-for-sale	218,550	202,219	326,304	335,363	323,383
Securities, held-to-maturity	—	—	—	21,402	37,034
Deposits	828,635	863,178	978,440	953,042	945,948
Borrowed money	257,326	286,611	418,490	449,431	462,658
Stockholders’ equity	142,367	147,911	155,953	160,662	171,284
Book value per outstanding share	$11.86	$11.94	$12.78	$12.68	$12.57
Average stockholders’ equity to average assets	11.38%	10.58%	10.01%	10.55%	11.37%
Non-performing assets to total assets	1.74	2.14	1.46	1.03	0.94
Allowance for losses on loans to non-performing loans	61.49	48.25	46.01	56.91	55.23
Allowance for losses on loans to total loans	1.41	1.35	1.06	0.93	0.86

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands except per share data)

Selected Operations Data:
Interest income	$69,464	$68,986	$71,389	$86,664	$108,107
Interest expense	39,603	38,900	43,678	53,068	70,288

Net interest income	29,861	30,086	27,711	33,596	37,819
Provision for losses on loans	1,580	8,885	2,326	1,956	1,150

Net interest income after provision for losses on loans	28,281	21,201	25,385	31,640	36,669
Non-interest income	11,397	11,610	12,788	12,214	10,728
Non-interest expense	33,485	46,592	34,034	33,678	31,433

Income (loss) before income taxes	6,193	(13,781)	4,139	10,176	15,964
Income tax expense (benefit)	1,176	(7,204)	601	2,971	4,791

Net income (loss)	$5,017	$(6,577)	$3,538	$7,205	$11,173

Earnings (loss) per share (basic)	$0.43	$(0.57)	$0.31	$0.60	$0.80
Earnings (loss) per share (diluted)	0.42	(0.57)	0.30	0.58	0.77
Cash dividends declared per common share	0.48	0.44	0.44	0.40	0.36
Dividend payout ratio	114.29%	N/M	146.67%	68.96%	46.75%

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands except per share data)

Selected Operating Ratios:
Net interest margin	2.48%	2.13%	1.87%	2.22%	2.36%
Average interest-earning assets to average interest-bearing liabilities	113.44	111.59	110.45	109.54	112.09
Ratio of non-interest expense to average total assets	2.62	3.14	2.19	2.12	1.86
Return (loss) on average assets	0.39	(0.44)	0.23	0.45	0.66
Return (loss) on average equity	3.45	(4.19)	2.28	4.30	5.82
Efficiency Ratio Calculations(1)
Efficiency Ratio:
Non-interest expense	$33,485	$46,592	$34,034	$33,678	$31,433

Net interest income before the provision for losses on loans plus non-interest income	$41,258	$41,696	$40,499	$45,810	$48,547

Efficiency ratio	81.16%	111.74%	84.04%	73.52%	64.75%
Core Efficiency Ratio:
Non-interest expense	$33,485	$46,592	$34,034	$33,678	$31,433
Adjustment for the prepayment penalty on the early extinguishment of debt	—	(10,298)	—	—	—

Non-interest expense — as adjusted	$33,485	$36,294	$34,034	$33,678	$31,433

Net interest income before the provision for losses on loans plus non-interest income	$41,258	$41,696	$40,499	$45,810	$48,547
Adjustments:
Net (gain) loss on securities	238	(719)	(1,900)	(299)	(599)
Other-than-temporary impairment	240	1,018	120	—	—
Net gain on sale of assets	(354)	(225)	(39)	(1,085)	(2,014)
Amortization of deferred premium	14,381	2,052	—	—	—

Net interest income before the provision for losses on loans plus non-interest income — as adjusted	$55,763	$43,822	$38,680	$44,426	$45,934

Core efficiency ratio	60.05%	82.82%	87.99%	75.81%	68.43%

(1)	See “Results of Operation — Non-Interest Expense” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions about the Company’s efficiency ratio and core efficiency ratio disclosures.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2005, the Company was able to achieve many of its goals which focused on increasing earnings, improving the efficiency ratio and reducing non-performing assets. Net income increased to $5.0 million for 2005 compared to a net loss of $6.6 million for 2004 and net income of $3.5 million for 2003. The Company’s efficiency ratio improved to 81.2% for 2005 from 111.7% and 84.0% for 2004 and 2003, respectively. Non-performing assets also decreased to $21.6 million at December 31, 2005 from $28.2 million and $22.9 million at December 31, 2004 and 2003, respectively.

Although the Company increased its earnings in 2005, its financial results continued to be impacted by its 2004 Federal Home Loan Bank (FHLB) debt restructuring. The Company’s net income of $5.0 million, or $0.42 per diluted share, for 2005 was negatively impacted by a pre-tax charge of $14.4 million ($8.8 million net of tax or $0.73 per diluted share) to interest expense related to the amortization of the deferred premium on the early extinguishment of FHLB debt.

The financial services industry was impacted by short-term interest rates that began rising in early 2005 and continued to rise throughout the year. As a result of the rising rate environment, the Company’s net interest margin increased to 2.48% for 2005 compared to 2.13% and 1.87% for 2004 and 2003, respectively.

The Company’s biggest challenge during 2005 was growing its loan portfolio and core deposit balances in the highly competitive markets it serves. The composition of the Company’s loan portfolio continues to be predominantly commercial loans; however, its total portfolio balances have decreased since 2004. This decrease was mainly a result of loan fundings being more than offset by loan repayments. The Company’s core deposits also decreased since 2004 mainly as a result of the rising rate environment and the disintermediation of the Company’s money market and savings deposit accounts as depositors sought higher-yielding products.

In an effort to increase its loan portfolio and generate additional core deposits, the Company revised its organizational structure in 2005. To focus on growth and strengthening the Company’s brand awareness, this revised organization structure was designed to better facilitate the delivery of the Company’s products and services and to improve its presence in its primary markets. The reorganization included clustering its 22 banking centers into six distinct geographic regions and assigning Community Bank Presidents to oversee all banking-related activities in the communities within his or her region. The Community Bank Presidents are primarily responsible for building new account relationships and strengthening existing business banking relationships while maintaining a highly visible leadership role in the communities they serve. Each of the Community Bank Presidents is supported by a Business Banker assigned to his or her region. Business Bankers are responsible for cultivating new loan and deposit relationships and for strengthening existing relationships with small businesses (which the Company defines as businesses with annual revenues up to $5.0 million). The Community Bank Presidents and Business Bankers work closely with each of the Bank’s Banking Center Managers in their region in an effort to enhance available opportunities for improving market share and to ensure high-quality personalized customer service.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require the Company to establish various accounting policies. Certain of these accounting policies require management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities. The judgments and assumptions used by management are based on historical experience, projected results, internal cash flow modeling techniques and other factors which management believes are reasonable under the circumstances.

The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this management’s discussion and analysis, provide information on the methodology for the valuation of significant assets and liabilities in the Company’s financial statements. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans and the accounting for income taxes to be critical accounting policies.

Allowance for Losses on Loans.  The Company maintains an allowance for losses on loans at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company’s estimate of probable incurred losses in the loan portfolio at each statement of condition date and is based on the review of available and relevant information.

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

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at an appropriate level. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required which could adversely affect earnings or the Company’s financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for the Bank and the carrying value of its other non-performing loans, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The table below provides information regarding (i) the Company’s interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

	Year Ended December 31,
	2005			2004			2003
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)

Interest-earning assets:
Loans receivable(1)	$960,486	$60,880	6.34%	$998,706	$56,910	5.70%	$965,373	$59,408	6.15%
Securities(2)	207,880	7,388	3.55	311,605	10,029	3.22	311,652	8,637	2.77
Other interest-earning assets(3)	36,837	1,196	3.25	99,267	2,047	2.06	205,690	3,344	1.63

Total interest-earning assets	1,205,203	69,464	5.76	1,409,578	68,986	4.89	1,482,715	71,389	4.81
Non-interest earning assets	74,161			73,646			70,035

Total assets	$1,279,364			$1,483,224			$1,552,750

Interest-bearing liabilities:
Deposits:
Checking accounts	$107,434	839	0.78	$94,857	241	0.25	$92,546	430	0.46
Money market accounts	131,121	1,785	1.36	135,396	1,254	0.93	137,893	1,744	1.26
Savings accounts	187,441	633	0.34	205,682	730	0.35	212,765	1,347	0.63
Certificates of deposit	351,555	10,429	2.97	417,854	10,616	2.54	457,999	13,755	3.00

Total deposits	777,551	13,686	1.76	853,789	12,841	1.50	901,203	17,276	1.92
Borrowings(4)	284,899	25,917	9.10	409,347	26,059	6.37	441,275	26,402	5.98

Total interest-bearing liabilities	1,062,450	39,603	3.73	1,263,136	38,900	3.08	1,342,478	43,678	3.25

Non-interest bearing deposits	53,845			44,365			36,567
Non-interest bearing liabilities	17,453			18,776			18,308

Total liabilities	1,133,748			1,326,277			1,397,353
Stockholders’ equity	145,616			156,947			155,397

Total liabilities and stockholders’ equity	$1,279,364			$1,483,224			$1,552,750

Net interest-earning assets	$142,753			$146,442			$140,237

Net interest income/interest rate spread		$29,861	2.03%		$30,086	1.81%		$27,711	1.56%

Net interest margin			2.48%			2.13%			1.87%

Ratio of average interest-earning assets to average interest-bearing liabilities			113.44%			111.59%			110.45%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of securities are based on amortized cost.

(3)	Includes Federal Home Loan Bank stock, money market accounts, federal funds sold and interest-earning bank deposits.

(4)	The 2005 period includes an average of $307.3 million of contractual FHLB borrowings, which amount was reduced by an average of $22.4 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $14.4 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 9.10% compared to an average contractual rate of 3.77%. The effect of the unamortized deferred premium and the related quarterly amortization was to reduce the Company’s net interest margin by 119 basis points for the 2005 period.

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

	Year Ended December 31,
	2005 Compared to 2004				2004 Compared to 2003
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/	Total Net			Rate/	Total Net
	Rate	Volume	Volume	Inc./(Dec)	Rate	Volume	Volume	Inc./(Dec)
	(Dollars in thousands)

Interest-earning assets:
Loans receivable	$6,393	$(2,178)	$(245)	$3,970	$(4,397)	$2,051	$(152)	$(2,498)
Securities	1,045	(3,338)	(348)	(2,641)	1,393	(1)	—	1,392
Other interest-earning assets	1,176	(1,287)	(740)	(851)	898	(1,731)	(464)	(1,297)

Total net change in income on interest-earning assets	8,614	(6,803)	(1,333)	478	(2,106)	319	(616)	(2,403)
Interest-bearing liabilities:
Deposits:
Checking accounts	500	32	66	598	(195)	11	(5)	(189)
Money market accounts	590	(40)	(19)	531	(466)	(32)	8	(490)
Savings accounts	(35)	(65)	3	(97)	(592)	(45)	20	(617)
Certificates of deposit	1,779	(1,684)	(282)	(187)	(2,119)	(1,206)	186	(3,139)

Total deposits	2,834	(1,757)	(232)	845	(3,372)	(1,272)	209	(4,435)
Borrowings	11,179	(7,922)	(3,399)	(142)	1,689	(1,910)	(122)	(343)

Total net change in expense on interest-bearing liabilities	14,013	(9,679)	(3,631)	703	(1,683)	(3,182)	87	(4,778)

Net change in net interest income	$(5,399)	$2,876	$2,298	$(225)	$(423)	$3,501	$(703)	$2,375

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Income.  The Company recognized net income for the year ended December 31, 2005 of $5.0 million, or $0.42 diluted earnings per share, compared to a net loss of $6.6 million, or a loss per share of $0.57, for the year ended December 31, 2004. The Company’s 2005 earnings were negatively impacted by a pre-tax charge of $14.4 million ($8.8 million net of tax or $0.73 per diluted share) to interest expense related to the amortization of the deferred premium on the early extinguishment of debt relating to the Company’s restructuring of FHLB borrowings that occurred during the fourth quarter of 2004. The Company’s interest expense was positively impacted for the year ended December 31, 2005 by $12.5 million ($7.6 million net of tax or $0.64 per diluted share) due to the lower contractual interest rates on the restructured borrowings combined with the reduction in the average balance of borrowings outstanding during 2005.

The Company’s 2004 net loss was primarily a result of a $9.8 million charge to non-interest expense related to the Company’s $400.0 million debt restructuring which occurred during the fourth quarter of 2004 and the $8.9 million provision for losses on loans from the Company’s increase in its impairment allocations for impaired loans as well as the impact of charge-offs during 2004.

Net Interest Income.  Net interest income before the provision for losses on loans is the principal source of earnings for the Company and consists of interest income received on loans and investment securities less interest expense paid on deposits and borrowed money. The Company’s net interest income for the year ended December 31, 2005 totaled $29.9 million compared to $30.1 million for 2004.

Net interest income is a function of the Company’s interest rate spread, which is the difference between the average yield earned on the Company’s interest-earning assets and the average rate paid on its interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread for the year ended December 31, 2005 was 2.03%, an increase of 22 basis points from 1.81% for 2004. The Company’s net interest margin (which is net interest income as a percentage of average interest-earning assets) for the year ended 2005 improved 35 basis points to 2.48% from 2.13% for 2004. The increase in the Company’s net interest spread and net interest margin was primarily a result of the increase in its average yield on interest-earning assets which was partially offset by increases in the average cost of interest-bearing liabilities.

Interest Income.  The Company reported total interest income of $69.5 million for the year ended December 31, 2005 compared to $69.0 million for the year ended December 31, 2004. The weighted average yield on the Company’s interest-earning assets for the year ended December 31, 2005 was 5.76%, an increase of 87 basis points from 4.89% in 2004. The increase was primarily a result of the upward repricing of adjustable-rate loans reflecting higher market rates of interest coupled with the reinvestment of cash received from the securities portfolio into higher yielding securities. At December 31, 2005, the Company’s $917.4 million net loan portfolio included $251.9 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $410.5 million of variable-rate loans tied to other indices.

Mitigating the positive impact of the increase in the weighted average yield of interest-earning assets on interest income, the Company’s average balance of interest-earning assets decreased 14.5% for the year ended December 31, 2005 from 2004. This decrease was primarily the result of the Company’s decision to deleverage its balance sheet through the repayment of borrowings prompted by the relatively flat yield curve that existed throughout 2005. During the year ended December 31, 2005 compared to the previous year, the average balance of the Company’s securities portfolio decreased $103.7 million or 33.3% and the average balances of the Company’s other interest-earning assets (including the Company’s FHLB stock, money market accounts, federal funds sold and interest-bearing bank deposits) decreased $62.4 million or 62.9%.

Interest Expense.  The Company’s total interest expense amounted to $39.6 million for the year ended December 31, 2005 compared to $38.9 million for the year ended December 31, 2004. Interest expense on deposits increased over 6% to $13.7 million during 2005 from 2004. The weighted average cost of the Company’s interest-bearing deposits was 1.76% for 2005 as compared to 1.50% for 2004. The increase in the Company’s cost of deposits was primarily a result of the upward repricing of certificates of deposit and money market accounts in a rising rate environment as well as the impact of the Company’s promotional money market and high-yield checking product which pays promotional rates for the first six months after the account is opened. After the promotional period, the deposits are then re-priced to the then current market rates. These products were offered during 2005 in select markets and may be offered periodically in the future which could impact the Company’s future weighted-average cost of deposits.

Interest expense on borrowings during 2005 was relatively stable compared to 2004. Although the Company decreased its contractual interest expense on borrowings by $12.5 million as a result of the lower contractual interest rates and lower average borrowings outstanding on its restructured FHLB borrowings, the cost of the Company’s borrowings was negatively impacted in the amount of $14.4 million due to the amortization of the deferred premium on the early extinguishment of debt recorded as a charge to interest expense during 2005. The deferred premium and the related amortization adversely impacted the Company’s net interest margin by 119 basis points for the year ended December 31, 2005. The interest expense related to the deferred premium amortization is expected to be $9.6 million, $4.5 million, $1.5 million and $200,000 in the years ended December 31, 2006, 2007, 2008 and 2009, respectively.

Provision for Losses on Loans.  The Company’s provision for losses on loans decreased to $1.6 million for the year ended December 31, 2005 from $8.9 million in 2004. The 2004 period included additional provisions related to the Company’s impaired loans combined with increased loan charge-offs during 2004. For additional information, see “Allowance for Losses on Loans” section below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section.

Non-Interest Income.  The Company’s service charges and other fees totaled $7.4 million for the year ended December 31, 2005 and remained relatively stable when compared to $7.5 million for 2004. Fees related to the

Company’s Overdraft Privilege, an overdraft protection product provided to both retail and business customers, increased from 2004 due to increased usage. The Company, however, experienced a decrease in 2005 on deposit account fees and service charges mainly as a result of an overall decrease in the number of deposit accounts in 2005 from 2004.

The Company realized net losses on the sales of available-for-sale securities of $238,000 during 2005 as compared to net gains on sales of $719,000 in 2004. During 2005, the Company also recorded an other-than-temporary impairment (OTTI) write-down of $240,000 related to its $1.5 million investment in Freddie Mac fixed-rate preferred stock. The Company recorded an OTTI write-down in 2004 on one trust preferred security that had an original cost basis of $1.1 million. The Company also realized gains of $354,000 from the sale of other assets including a gain of $294,000 on the sale of vacant land located adjacent to one of its branches in Munster, Indiana during 2005 as compared to realized gains of $225,000 in 2004 which included a gain of $220,000 on the sale of land and an office building.

Non-Interest Expense.  The Company’s non-interest expense for the year ended December 31, 2005 totaled $33.5 million, a decrease of $13.1 million compared to 2004. The majority of this decrease was a result of the absence in 2005 of prepayment penalties on the early extinguishment of FHLB debt that totaled $10.3 million in 2004.

Exclusive of the 2004 prepayment penalties, the most significant changes in the Company’s non-interest expense in 2005 compared to 2004 were in compensation and employee benefits, which decreased $1.2 million; professional fees, which decreased $1.1 million; and other general and administrative expenses, which decreased $585,000.

The decrease in compensation and benefits expense in 2005 from 2004 was a result of the following:

•	the absence in 2005 of $1.0 million in expense related to the resignation of a senior executive officer in 2004;

•	a decrease in the Company’s Recognition and Retention Plan (RRP) expense of $365,000 as the majority of the RRP awards were fully vested during 2004;

•	a decrease in the Company’s 401(k) plan expense of $239,000; and

•	a decrease in the Company’s ESOP expense of $329,000.

The above decreases in compensation and benefits expense were partially offset by an increase in pension expense to $840,000 in 2005 from $200,000 in 2004. Based on estimates of future contribution levels received from the administrator of the Company’s multi-employer defined benefit pension plan, the Company currently estimates that its pension expense will range from $1.0 million to $1.8 million in 2006. This estimate is based on various actuarial assumptions used by the plan administrator who has cautioned the Company that any estimate is imprecise considering all of the variables that go into the plan administrator’s future contribution calculation. In addition, the Company’s future pension benefit obligations could be significantly impacted by proposed government legislation relating to the funding of defined benefit plans.

The decrease in professional fees was due primarily to the absence in 2005 of $1.2 million of legal expenses incurred in connection with the Company’s goodwill litigation that went to trial during the year 2004. The decrease in other general and administrative costs was primarily due to the absence in 2005 of charges relating to the $421,000 write-down in 2004 of the carrying value of certain viatical receivables.

The Company’s efficiency ratio for the years ended December 31, 2005 and 2004 was 81.2% and 111.7%, respectively. The Company’s core efficiency ratio for the years ended December 31, 2005 and 2004 was 60.1% and 82.8%, respectively. For the Company’s reconciliation of its efficiency ratio and core efficiency ratio, see “Item 6. Selected Financial Data” within this Annual Report on Form 10-K.

Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and operating efficiency. The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of non-interest income and net interest income before the provision for losses on loans. Many financial institutions, in calculating the efficiency ratio, adjust non-interest income (as calculated under GAAP) to exclude certain component elements, such as gains or losses on sales of securities and assets. Management follows this practice to calculate its core efficiency ratio and utilizes this non-GAAP measure in its analysis of the Company’s performance. The core efficiency ratio is different from the GAAP-based efficiency ratio presented in this Annual Report on Form 10-K. The GAAP-based measure is calculated using non-interest expense, net interest income before the provision for losses on loans and non-interest income as presented on the Consolidated Statements of Income.

The Company’s core efficiency ratio is calculated as non-interest expense, excluding any prepayment penalties incurred as a result of the early extinguishment of debt, divided by the sum of net interest income before the provision for losses on loans, excluding the deferred premium amortization related to the early extinguishment of debt, and non-interest income, adjusted for gains or losses on the sale of securities and other assets and other-than-temporary impairments. Management believes that the core efficiency ratio enhances investors’ understanding of its business and performance. The measure is also believed to be useful in understanding the Company’s performance trends and to facilitate comparisons with the performance of others in the financial services industry. Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of the Company’s financial performance, and better reflects the Company’s core operating activities.

The risks associated with utilizing operating measures (such as the efficiency ratio) are that persons might disagree as to the appropriateness of items included in these measures and that other companies might calculate these measures differently. Management of the Company compensates for these limitations by providing detailed reconciliations between GAAP information and its core efficiency ratio within “Item 6. Selected Financial Data” presented in this Annual Report on Form 10-K. These disclosures should not be considered as an alternative to GAAP.

Income Tax Expense.  The Company’s income tax expense for the year ended December 31, 2005 totaled $1.2 million. The income tax expense incurred during the year ended December 31, 2005 was a significant change from the income tax benefit of $7.2 million recognized during 2004. The significant shift from income tax benefits to income tax expense during 2005 was the result of the Company’s pre-tax income in 2005 compared to its pre-tax losses in 2004. The Company’s income tax expense in 2005 was also partially offset by the application of available tax credits and the effects of permanent tax differences on the Company’s pre-tax earnings. The available tax credits and permanent tax differences are expected to have a favorable impact on income tax expense throughout 2006.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Income.  The Company recognized a net loss for the year ended December 31, 2004 of $6.6 million, or a $0.57 loss per share, compared to net income of $3.5 million, or $0.30 per diluted share ($0.31 per basic share), for the year ended December 31, 2003. The net loss was primarily a result of a $9.8 million charge to non-interest expense related to the Company’s $400.0 million debt restructuring which occurred during the fourth quarter of 2004 and an increase in the provision for losses on loans to $8.9 million from $2.3 million for the year ended December 31, 2003.

Also adversely impacting the Company’s results for the year ended December 31, 2004 were the following:

•	legal expenses of $1.4 million related to the Company’s goodwill litigation;

•	a $1.0 million impairment of a trust preferred security deemed to be other-than-temporarily impaired during the year;

•	the write-down of $421,000 in viatical receivables held by the Bank that were determined to be impaired; and

•	an increase in loan collection expenses of $300,000 compared to 2003.

The Company also incurred an additional $1.0 million in compensation expense related to the resignation of a senior executive officer. However, this increase was more than offset by an overall decrease of $1.1 million in pension related expenses during 2004 as compared to 2003.

Net Interest Income.  The Company’s net interest margin for the year ended 2004 improved 26 basis points to 2.13% from 1.87% for 2003. The Company’s net interest income before the provision for losses on loans for the year ended December 31, 2004 totaled $30.1 million and represented an 8.6% increase from $27.7 million for the year ended December 31, 2003. The increase in the net interest income and the net interest margin for the year was mainly the result of effective management of the cost of deposits combined with the redeployment of lower yielding other interest-earning assets into higher yielding loans. Although the Company refinanced its FHLB debt at lower fixed-rates, the amortization of a portion of the deferred premium on the early extinguishment of debt negatively impacted the net interest margin for the year ended December 31, 2004.

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

During the year ended December 31, 2004 compared to the previous year, the Company’s average loan balances increased $33.3 million or 3.5% while the average balance of the Company’s other interest-earning assets (including the Company’s investment in FHLB stock, money market accounts, federal funds sold and interest-bearing bank deposits) decreased $106.4 million or 51.7%.

Interest Expense.  During 2004, the Company proactively managed its cost of interest-bearing deposits and borrowings and reduced interest expense by $4.8 million or 10.9% as compared to 2003. Total interest expense amounted to $38.9 million for the year ended December 31, 2004 compared to $43.7 million for the year ended December 31, 2003. Interest expense on deposits decreased 25.7% to $12.8 million during 2004 from $17.3 million in 2003 primarily as a result of a 42 basis point reduction in the average rate paid on total deposits coupled with a $47.4 million decrease in the average balance of total deposits.

Interest expense on borrowings during 2004 decreased by $343,000 from 2003 primarily as a result of the overall lower average level of debt during 2004. Included in interest expense in 2004 was $2.1 million in deferred premium amortization on the early extinguishment of debt recognized as a result of the FHLB debt restructuring completed in the fourth quarter of 2004.

Provision for Losses on Loans.  The Company’s provision for losses on loans was $8.9 million for the year ended December 31, 2004 compared to $2.3 million in 2003. The $6.6 million increase in the provision in 2004 was mainly the result of the Company’s increased impairment allocation for impaired loans coupled with an increase in the amount of loan charge-offs during 2004.

During 2004, the Company identified eight impaired loans with a total aggregate balance of $31.9 million. The aggregate required impairment allocation was $10.3 million, an increase from the 2003 allocation of $3.8 million for these loans. Each of these eight loans was reviewed for impairment based upon updated information received in conjunction with its overall evaluation of the adequacy of the allowance for losses on loans. The updated information identified either a change in the borrower’s ability to perform their loan obligations or in the estimated value of the collateral.

Non-Interest Income.  The Company’s service charges and other fees increased by $615,000 or 8.9% to $7.5 million for the full year of 2004 compared to $6.9 million in 2003. The increases were primarily related to service charges generated by the Company’s Overdraft Privilege, an overdraft protection product, provided to both retail and business customers. In 2004, the Company was able to realize a full year of income related to its Business Overdraft Privilege which was introduced in July 2003. The Company also increased the number of non-interest bearing checking accounts by approximately 15% since December 31, 2003 which added to the increase in service charges and other fees on deposit accounts. The Company also realized gains of $225,000 related to the sale of other assets which included a $220,000 gain realized during the fourth quarter of 2004 on the sale of land and an office building. Prior to the sale, the building was leased to a company that acquired the assets of the CFS Insurance Agency, Inc. in November 2002.

The improvements in service charges and other fees in the 2004 periods were more than offset by changes in the amount of net realized gains on sales of securities and losses realized in the cost basis of one impaired security in 2004 compared to 2003. Net realized gains on sales of securities were $719,000 for the year ended December 31,

2004 compared to $1.9 million for 2003. During 2004, the Company also recorded an OTTI write-down of $1.0 million related to one trust preferred security that had an original cost basis of $1.1 million.

Non-Interest Expense.  The Company’s non-interest expense for the year ended December 31, 2004 totaled $46.6 million compared to $34.0 million for the year ended December 31, 2003. The majority of this increase related to the $9.8 million of prepayment penalties that were expensed during 2004 as part of the Company’s restructuring of its FHLB borrowings.

Exclusive of the prepayment penalties, the most significant changes in the Company’s non-interest expense in 2004 compared to 2003 were in professional fees, which increased $991,000; data processing costs, which increased $477,000; and other general and administrative expenses, which increased $784,000. The increase in professional fees was due primarily to $1.4 million of legal expenses incurred during 2004 in connection with the Company’s goodwill litigation that went to trial during the year. The increased data processing charges related to the conversion to a new processor. The Company also incurred $1.0 million of compensation expense relating to the resignation of a senior executive officer during 2004. This increase in compensation expense was partially offset by a $1.1 million decrease in pension expense for 2004 as compared to 2003.

The increase in other general and administrative costs was primarily due to charges relating to the write-down of the carrying value of certain viatical receivables by $421,000 to $537,000. The Company purchased these receivables for an aggregate cash consideration of $958,000 over a period beginning in 2000 through 2003 subsequent to the Company’s merger in July 1998 with SuburbFed Financial Corp (SuburbFed). After the merger, the Company offered to purchase these investments from SuburbFed’s customers who were concerned with realizing the projected return on investment. The Company generally repurchased the viatical receivables at the customer’s cost basis, which included the original cost plus premium payments in some cases.

In light of the increasing concerns surrounding the viatical industry, the difficulty associated with the bankruptcy of one of the viatical companies that offered these investments, and the May 2004 closure by federal and state regulators of one of the nation’s leading seller of these investments, uncertainty was created relative to these receivables. As a result of the uncertainty, the Company embarked upon a thorough review of its viatical receivables during the third quarter of 2004 to assess the reasonable collectibility of each receivable. The review allowed the Company to determine if the proper documentation as discussed below was available to continue to support the recorded carrying value.

The current carrying value of the viatical receivables was based on the amount paid to the customer for the policy, which included their cost plus any premiums paid in some cases. At the time the Company purchased these receivables, the Company determined that the cost carrying value of the receivables did not exceed the estimated or expected future insurance proceeds of these policies. The Company is not aware of recourse provisions it has regarding these policies.

Income Tax Expense.  The Company’s income tax benefit for the year ended December 31, 2004 totaled $7.2 million. The recognition during the year ended December 31, 2004 of income tax benefits was a significant change from the income tax expense incurred during 2003. The significant shift from income tax expense to income tax benefits during 2004 was the result of the pre-tax losses combined with the application of available tax credits, the effects of permanent tax differences on the Company’s pre-tax earnings and the reversal of tax accruals no longer considered necessary.

Changes in Financial Condition for 2005

General.  During the year ended December 31, 2005, the Company’s total assets decreased by $71.8 million to $1.24 billion from $1.31 billion at December 31, 2004. The significant changes in the composition of the Company’s statement of condition during the year ended December 31, 2005 include a:

•	net decrease in cash and cash equivalents of $13.9 million,

•	net increase in securities of $16.3 million,

•	net decrease in loans receivable of $70.7 million,

•	net decrease in total deposits of $34.5 million, and

•	net decrease in FHLB borrowings of $29.8 million.

The decrease in total assets was a direct result of a decrease in the Company’s loan portfolio as the Company experienced higher than expected principal repayments. With a flat yield curve persisting throughout 2005, the Company elected to deleverage its balance sheet by using excess cash from loan repayments to reduce its FHLB borrowings.

Securities

The Company’s investment securities are all classified as available-for-sale and are carried at fair value. Unrealized gains and losses on available-for-sale securities are recognized as direct increases or decreases in equity, net of applicable deferred income taxes.

The following table sets forth information regarding the carrying and fair value of the Company’s securities at the dates indicated.

	December 31,
	2005		2004		2003
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
			(Dollars in thousands)

Available-for-sale:
Government sponsored entity securities (GSE) and commercial paper(1)	$167,047	$165,209	$96,663	$95,915	$132,127	$132,819
Mortgage-backed securities	29,927	29,456	55,602	55,983	108,468	109,101
Collateralized mortgage obligations	22,553	22,338	48,815	48,738	75,245	75,798
Trust preferred securities	85	136	90	90	6,148	5,586
Equity securities	1,386	1,411	1,701	1,493	2,958	3,000

Total available-for-sale securities	$220,998	$218,550	$202,871	$202,219	$324,946	$326,304

(1)	At December 31, 2005, the Company held $12.2 million of callable GSE securities. The Company held no callable GSE securities at December 31, 2004 or December 31, 2003. The Company also held no commercial paper at December 31, 2005 or December 31, 2004.

The increase in total securities from December 31, 2004 to December 31, 2005 was primarily a result of the Company reinvesting cash received from the repayments of loans. The decrease in total securities from December 31, 2003 to December 31, 2004 was primarily the result of the Company selling approximately $60.0 million of securities available-for-sale during the fourth quarter of 2004 in conjunction with the restructuring of its FHLB debt to fund the prepayment penalties incurred in the restructuring. The remainder of the decline in 2004 compared to 2003 related to the sale of securities during the second quarter of 2004 as the Company took advantage of a steep yield curve to reposition its investment portfolio.

As part of its March 2005 quarterly review, the Company noted that its investment in a Freddie Mac fixed-rate perpetual preferred stock had an unrealized loss in excess of 10% of its book value. As long-term interest rates moved higher over concerns about the increase in inflation and with evidence suggesting that this might be the beginning of further increases in long-term interest rates, the Company concluded the existing unrealized loss was other-than-temporary and recognized an impairment in the amount of $240,000 representing the difference between the cost basis and the fair market value of the security as of March 31, 2005.

At December 31, 2005, all securities available-for-sale with a continuous loss position for twelve months or more consisted of securities issued by the federal government, its agencies or government sponsored entities (GSEs), including the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Association (GNMA), and in management’s belief, are attributable to changes in market interest rates and not the credit quality of the issuers. Management does not believe any of these securities represent an OTTI.

The following table sets forth certain information regarding the maturities and weighted average yield of the Company’s securities as of December 31, 2005. The amounts and yields listed in the table are based on amortized cost.

					Collateralized
			Mortgage-Backed		Mortgage		Trust Preferred		Equity
	GSE Securities		Securities (1)		Obligations(1)		Securities (2)		Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)

Maturities:
Within 1 year	$39,782	3.02%	$4	7.38%	$12,540	4.01%	$—	—%	$—	—%	$52,326	3.25%
1 — 5 years	122,356	3.95	29,923	4.48	10,013	4.14	—	—	—	—	162,292	4.06
5 — 10 years	4,909	4.95	—	—	—	—	—	—	—	—	4,909	4.95
After 10 years	—	—	—	—	—	—	85	—	—	—	85	—
Other(3)	—	—	—	—	—	—	—	—	1,386	5.41	1,386	5.41

Total securities	$167,047	3.75%	$29,927	4.48%	$22,553	4.07%	$85	—%	$1,386	5.41%	$220,998	3.89%

Average months to Maturity	24		25		13		274		—		23

(1)	The Company’s mortgage-backed securities and collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these securities are based on historical and estimated prepayment rates for the underlying mortgage collateral. The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.

(2)	Security is impaired; therefore, the Company has not calculated a related yield.

(3)	Other securities include equity securities which have no stated maturity date and are not included in the average months to maturity.

Loans

The following table sets forth the composition of the Bank’s loans receivable and the percentage of loans by category as of the dates indicated.

	December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)

Commercial and construction loans:
Commercial real estate	$381,956	41.6%	$396,420	40.1%	$429,883	43.7%	$343,043	36.5%	$193,373	21.7%
Construction and land development	136,558	14.9	145,162	14.7	125,636	12.8	122,833	13.1	95,017	10.7
Commercial and industrial	61,956	6.8	58,682	5.9	36,222	3.7	40,073	4.3	23,949	2.7

Total commercial and construction loans	580,470	63.3	600,264	60.7	591,741	60.2	505,949	53.9	312,339	35.1
Retail loans:
Single-family residential	235,359	25.7	277,501	28.1	316,774	32.2	385,548	41.0	535,193	60.1
Home equity lines of credit	96,403	10.5	102,981	10.5	71,360	7.3	45,106	4.8	41,416	4.6
Other	5,173	0.5	7,339	0.7	2,704	0.3	2,814	0.3	2,066	0.2

Total retail loans	336,935	36.7	387,821	39.3	390,838	39.8	433,468	46.1	578,675	64.9

Total loans receivable	$917,405	100.0%	$988,085	100.0%	$982,579	100.0%	$939,417	100.0%	$891,014	100.0%

At December 31, 2005, the Company’s net loan portfolio included $251.9 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $410.5 million of variable-rate loans tied to other indices.

During 2005, the Company originated over $160.0 million of new commercial loans. The Company funded $142.3 million of commercial loans and purchased $94.9 million of commercial loan participations during 2005. Of the amount funded and participations purchased, $126.4 million related to construction and land development loans, $61.0 million to commercial and industrial loans, and $49.8 million to commercial real estate loans. At December 31, 2005, the Company’s construction and land development loans had $58.6 million of available credit under construction loans and land development lines of credit.

During 2005, the Company’s single-family residential loan portfolio declined as repayments more than offset principal loan fundings of $41.5 million. In addition, the Bank sold $27.7 million of fixed-rate single-family residential mortgage loans with servicing released during 2005. At December 31, 2005, 80.4% of the Company’s single-family residential mortgage loans were variable-rate loans. The Company’s decline in single-family residential loans during 2005 was partly a result of the rising rate environment. As rates began to rise, many borrowers elected to convert their variable-rate loans into fixed-rate loans. During most of 2005, the Company sold most of the fixed-rate single-family residential mortgage loans it originated into the secondary market. During the last quarter of 2005, the Company began holding certain fixed-rate single-family residential mortgage loan products that fit into its asset/liability management strategies.

Prior to 2005, the Company’s decrease in single-family residential mortgage loans was primarily due to the high levels of refinancing and prepayments experienced throughout the industry. Given the lower interest rate environment that occurred through 2004, the Company focused on originating more variable-rate products, including HELOCs, as part of its strategy to position it for a rising rate environment. New HELOCs originated during 2005 totaled over $30.0 million while the Company funded $56.3 million of HELOCs. Total HELOC fundings were more than offset by principal repayments. As of December 31, 2005, the Company had $69.8 million in unfunded HELOCs. The Company’s other loans decreased as a result of the Company discontinuing its purchase of participation interests in indirect auto loans during the latter part of 2004. During 2004, the Company purchased over $6.7 million of these types of participations and as payments are received, the balance continues to decrease.

Loan Concentrations.  Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2005, the Company’s commercial and construction loan portfolio included an aggregate of $123.0 million or 13.4% of the Company’s total loan portfolio, of loans secured by properties utilized in the hotel and motel industry. These loans include loans to resort hotels, corporate meeting hotels and travel hotels/motels. At December 31, 2005, the Company also had a concentration of loans secured by office and/or warehouse buildings of 10.1% of its total loan portfolio. Loans secured by these types of collateral involve higher loan principal amounts, and the repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate market or in the economy. The hotel and motel business also is very competitive and the success of the hotel and motel operators and their ability to repay loans is dependent on local and general economic conditions, among other factors. At December 31, 2005, the Company had no other concentrations of loans to any industry exceeding 10% of its total loan portfolio.

Contractual Principal Repayments and Interest Rates.  The following table sets forth scheduled contractual amortization of the Bank’s loans at December 31, 2005, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans, loans having no scheduled repayments and no stated maturity, and overdraft loans are reported as due in one year or less.

	Total at	Principal Repayments Contractually Due
	December 31,	in Year(s) Ended December 31,
	2005	2006	2007-2010	Thereafter
		(Dollars in thousands)

Commercial and construction loans:
Commercial real estate	$382,964	$35,985	$130,522	$216,457
Construction and land development	136,962	78,242	53,770	4,950
Commercial and industrial	61,976	46,145	13,230	2,601

Total commercial and construction loans	581,902	160,372	197,522	224,008
Retail loans:
Single-family residential	235,997	4,393	11,745	219,859
Home equity lines of credit	96,419	2,496	1,022	92,901
Other	5,173	1,186	3,964	23

Total retail loans	337,589	8,075	16,731	312,783

Total loans receivable (1)(2)	$919,491	$168,447	$214,253	$536,791

(1)	Gross loans receivable does not include deferred fees of $2.1 million as of December 31, 2005.

(2)	Of the $751.0 million of loan principal repayments contractually due after December 31, 2006, $199.8 million have fixed interest rates and $551.2 million have variable interest rates which reprice from one month up to five years.

Scheduled contractual loan amortization does not reflect the expected term of the Bank’s loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current market rates of interest for mortgage loans are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current market rates as borrowers refinance adjustable-rate and fixed-rate loans at lower rates. Under the latter circumstance, the weighted average yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

Allowance for Losses on Loans

The allowance for losses on loans is maintained at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company’s estimate of probable incurred losses in the loan portfolio at each statement of condition date and is based on the review of available and relevant information. Management’s quarterly evaluation of the adequacy of the allowance is based in part on the Company’s historical charge-offs and recoveries, levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions. The Company’s charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management’s ongoing evaluation of collectibility. Loans which are determined to be uncollectible are reviewed and approved by the Bank’s Loan Committee. All charged-off amounts reduce the Company’s allowance for losses on loans and recoveries of loans that were previously charged-off are credited to the allowance. See further analysis in the “Critical Accounting Policies” previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as Note 1 to the consolidated financial statements within this Annual Report on Form 10-K.

As of December 31, 2005, the Bank’s allowance for losses on loans amounted to $12.9 million or 61.49% and 1.41% of the Bank’s non-performing loans and total loans receivable, respectively. The Bank’s provision for losses on loans amounted to $1.6 million for the year ended December 31, 2005 and $8.9 million for the year ended December 31, 2004. Management of the Company believes that, as of December 31, 2005, the allowance for losses on loans was adequate.

Included in the Company’s allowance for losses on loans are allocations for probable losses that have been identified relating to the Company’s impaired loans. At December 31, 2005, the Company had eight impaired loans with aggregate outstanding balances of $22.2 million with impairment allocations related to these loans totaling $5.8 million. All impairment analyses are reviewed and approved by the Bank’s Loan Committee. Included in the Company’s impaired loans at December 31, 2005 are:

•	Two commercial real estate loans to the same borrower secured by a hotel in Michigan and all of the business assets of the borrower. These loans were on non-accrual and had an aggregate carrying value of $8.8 million and an aggregate impairment allocation of $1.7 million at December 31, 2005. During 2005, the Company increased the impairment allocation by $1.1 million related to these loans based on updated multi-year operating projections provided by the hotel consultant hired to assist with operating the hotel and business. As of the date of this filing, the borrowers are current in their payments.

•	One commercial real estate loan secured by a hotel in Illinois with a carrying value of $6.8 million and an impairment allocation of $1.7 million at December 31, 2005. This loan was on non-accrual status due to poor cash flow from the business but was current in its payments at December 31, 2005.

•	Three commercial real estate loans, which are outstanding to the same borrower and secured by a golf course, with an aggregate carrying value of $3.2 million and an impairment allocation of $1.4 million at December 31, 2005.

•	One commercial real estate participation loan secured by a nursing home in Illinois which was deemed impaired during 2005. The Company’s portion of this participation had a carrying value of $2.5 million with an impairment allocation of $851,000 at December 31, 2005.

•	One commercial loan with a carrying value of $590,000 which was secured by general business assets and which had an aggregate impairment allocation of $227,000 at December 31, 2005.

Of the Company’s impaired loans at December 31, 2004, one loan secured by a hotel was subsequently sold to a third-party during the fourth quarter of 2005. The loan totaled $4.5 million with an impairment allocation of $1.5 million prior to the sale. In conjunction with the sale, the Company incurred a charge-off of $497,000 through the allowance for losses on loans.

The following table sets forth the activity in the Bank’s allowance for losses on loans during the periods indicated.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Allowance at beginning of period	$13,353	$10,453	$8,721	$7,662	$7,187
Provision	1,580	8,885	2,326	1,956	1,150
Charge-offs:
Commercial and construction loans:
Commercial real estate	(877)	(3,635)	(178)	(87)	(279)
Construction and land development	—	(1,206)	(142)	(31)	(6)
Commercial and industrial	(505)	(903)	(92)	(877)	(450)

Total commercial and construction loans	(1,382)	(5,744)	(412)	(995)	(735)
Retail loans:
Single-family residential	(320)	(217)	(83)	(82)	(120)
Home equity lines of credit	(201)	—	—	—	—
Other	(270)	(268)	(265)	(106)	—

Total retail loans	(791)	(485)	(348)	(188)	(120)

Total charge-offs	(2,173)	(6,229)	(760)	(1,183)	(855)
Recoveries:
Commercial and construction loans:
Commercial real estate	21	7	4	—	10
Construction and land development	73	—	90	24	42
Commercial and industrial	2	105	14	38	—

Total commercial and construction loans	96	112	108	62	52
Retail loans:
Single-family residential	1	104	40	219	124
Home equity lines of credit	29	3	—	—	—
Other	53	25	18	5	4

Total retail loans	83	132	58	224	128

Total recoveries	179	244	166	286	180

Net loans charged-off to allowance for losses on loans	(1,994)	(5,985)	(594)	(897)	(675)

Allowance at end of period	$12,939	$13,353	$10,453	$8,721	$7,662

Allowance for losses on loans to total non-performing loans at end of period	61.49%	48.25%	46.01%	56.91%	55.23%
Allowance for losses on loans to total loans at end of period	1.41	1.35	1.06	0.93	0.86
Net charge-offs to average loans outstanding	0.21	0.60	0.06	0.10	0.07

Net charge-offs for 2005 totaled $2.0 million, or 0.2% of average loans outstanding, as compared to $6.0 million or 0.6% of average loans outstanding for 2004. Gross charge-offs in 2005 of $2.2 million related primarily to two commercial real estate loans that were sold to a third-party during the fourth quarter of 2005. Both loans were secured by hotels and totaled $7.9 million in the aggregate. In conjunction with the sale of these loans, the Company recorded charge-offs of $877,000 in the aggregate through the allowance for losses on loans. As previously discussed, one of these loans was considered an impaired loan at the time of sale.

Allocation of the Allowance for Losses on Loans.  The Bank allocates its allowance for losses on loans by loan category. Various percentages are assigned to the loan categories based on their historical loss factors. These historical loss factors are adjusted for various qualitative factors including trends in delinquencies and impaired loans, charge-offs and recoveries, and volume and terms of loans; underwriting practices; lending management and staff; economic trends and conditions; industry conditions; and credit concentrations. The allocation of the allowance for losses on loans is reviewed and approved by the Bank’s Loan Committee. The following table shows the allocation of the allowance for losses on loans by loan type for each of the last five years:

	December 31,
	2005		2004		2003		2002		2001
		Allowance		Allowance		Allowance		Allowance		Allowance
	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of
	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category
					(Dollars in thousands)

Residential real estate:
Single-family owner occupied	$1,064	0.33%	$730	0.20%	$488	0.13%	$481	0.11%	$2,262	0.40%
Single-family non- owner occupied	88	0.33	56	0.20	134	0.24	233	0.47	276	0.80
Multi-family	362	0.67	1,005	1.20	2,352	2.31	2,282	2.29	716	1.00
Business/Commercial	9,711	2.45	9,368	2.34	5,155	1.48	4,159	1.47	3,067	1.75
Business/Commercial non-real estate	1,137	2.28	1,412	3.36	1,096	1.71	440	1.54	388	2.50
Developed Lots	105	0.36	125	0.36	102	1.04	55	0.75	95	1.25
Land	149	0.36	289	0.63	566	1.57	432	1.33	247	1.75
Consumer	323	3.89	368	3.55	447	12.70	277	0.71	48	2.00
Other assets	—	—	—	—	113	—	189	—	—	—
Unallocated	—	—	—	—	—	—	173	—	563	—

	$12,939		$13,353		$10,453		$8,721		$7,662

Asset Quality

General.  All of the Bank’s assets are subject to review under its classification system. See discussion on “Classified and Criticized Assets” below. Loans are periodically reviewed by the Bank’s Loan Committee. The Board of Directors also reviews the classified assets on a quarterly basis. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made prior to 30 days after a payment is due. Late charges are generally assessed after 15 days with additional efforts being made to collect the past due payments. While the Bank generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Bank may institute foreclosure or other proceedings, as deemed necessary, to minimize any potential loss.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank does not accrue interest on loans past due 90 days or more.

Real estate acquired by the Bank as a result of foreclosure or by deed-in-lieu of foreclosure is classified as other real estate owned until sold. Foreclosed assets are held for sale and such assets are carried at the lower of fair value minus estimated costs to sell the property or cost (generally the balance of the loan on the property at the date of acquisition). After the date of acquisition, all costs incurred in maintaining the property are expensed, and costs incurred for the improvement or development of such property are capitalized up to the extent of the property’s net realizable value.

Delinquent Loans.  The following table sets forth information concerning certain delinquent loans, at the dates indicated, in dollar amounts and as a percentage of each category of the Bank’s loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans. The following table contains information on loans that are 60 to 89 days delinquent. For the periods presented, the Bank had no loans earning interest that are greater than 90 days delinquent.

	December 31,
	2005		2004		2003
	60-89 Days		60-89 Days		60-89 Days
	Delinquent		Delinquent		Delinquent
		Percent of		Percent of		Percent of
		Loan		Loan		Loan
	Amount	Category	Amount	Category	Amount	Category
	(Dollars in thousands)

Commercial and construction loans:
Commercial real estate	$1,775	0.46%	$105	0.03%	$943	0.22%
Construction and land development	—	0.00	1,614	1.11	1,657	1.32
Commercial and industrial	434	0.70	562	0.96	470	1.30

Total commercial and construction loans	2,209	0.38	2,281	0.38	3,070	0.52
Retail loans:
Single-family residential	2,372	1.01	2,358	0.85	2,704	0.85
Home equity lines of credit	307	0.32	73	0.07	49	0.07
Other	23	0.44	13	0.18	2	0.07

Total retail loans	2,702	0.80	2,444	0.63	2,755	0.70

Total	$4,911	0.54%	$4,725	0.48%	$5,825	0.59%

Non-Performing Assets.  The following table sets forth information with respect to non-performing assets identified by the Bank, including non-accrual loans and other real estate owned. The Bank had no accruing loans 90 days or more past due at any of the below-referenced dates.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)

Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$17,492	$19,197	$11,460	$5,657	$1,834
Construction and land development	77	1,895	4,180	1,323	1,361
Commercial and industrial	94	236	1,205	692	1,117

Total commercial and construction loans	17,663	21,328	16,845	7,672	4,312
Retail loans:
Single-family residential	2,929	5,855	5,584	7,294	8,579
Home equity lines of credit	429	460	272	324	692
Other	20	32	19	35	291

Total retail loans	3,378	6,347	5,875	7,653	9,562

Total non-accrual loans	21,041	27,675	22,720	15,325	13,874
Other real estate owned, net	540	525	206	893	1,128

Total non-performing assets	$21,581	$28,200	$22,926	$16,218	$15,002

Non-performing assets to total assets	1.74%	2.14%	1.46%	1.03%	0.94%
Non-performing loans to total loans	2.29%	2.80%	2.31%	1.63%	1.51%

During 2005, the Company’s non-performing commercial real estate loans decreased from December 31, 2004 primarily as a result of the payment in full of two non-accruing commercial real estate loans totaling $2.2 million which were secured by a golf course in Indiana. The decrease in non-performing construction and land development loans during 2005 related to a $1.6 million payoff of the current balance of one non-performing commercial construction loan during the third quarter of 2005. The decrease in non-performing single-family residential loans was caused primarily by $756,000 of loans being transferred to other real estate owned and payments received on single-family residential non-performing loans. There have been no other significant changes during 2005 related to the Bank’s non-performing assets.

The Company continues to explore ways to reduce its overall investment in these non-performing loans through various alternatives, including the potential sale of certain of these non-performing assets. Any future impact to the Company’s allowance for losses on loans in the event of such sales or other similar actions cannot be reasonably determined at this time.

The interest income that would have been recorded during the year ended December 31, 2005, if all of the Bank’s non-performing loans at the end of such period had been current in accordance with their terms during such periods, was $1.2 million. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $275,000.

Classified and Criticized Assets.  Federal regulations require that each insured institution classify its assets on a regular basis. Furthermore, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three adverse classifications for problem assets:

•	Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.

•	Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high probability of loss.

•	Loss assets are considered uncollectible and of such little value that continuance as an asset of the institution is not warranted.

Federal examiners have designated another category as “special mention” for assets which have some identified weaknesses but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

As of December 31, 2005, the Bank had an aggregate of $46.4 million of adversely classified assets (84% of which were classified substandard and 16% of which were classified as doubtful), compared to $41.9 million of classified assets (81% of which were classified substandard and 19% of which were classified as doubtful) as of December 31, 2004.

Deposits

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each deposit category offered by the Bank at the dates indicated.

	December 31,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)

Checking accounts:
Non-interest bearing	$66,116	8.0%	$51,713	6.0%	$40,017	4.1%
Interest-bearing	106,938	12.9	94,878	11.0	91,385	9.3
Money market accounts	121,667	14.7	147,211	17.1	123,799	12.7
Savings accounts	170,619	20.6	196,358	22.7	204,312	20.9

Core deposits	465,340	56.2	490,160	56.8	459,513	47.0
Certificates of deposit:
Less than $100,000	261,977	31.6	282,397	32.7	385,533	39.4
$100,000 or more	101,318	12.2	90,621	10.5	133,394	13.6

Time deposits	363,295	43.8	373,018	43.2	518,927	53.0

Total deposits	$828,635	100.0%	$863,178	100.0%	$978,440	100.0%

Total deposits at December 31, 2005 were $828.6 million compared to $863.2 million at December 31, 2004. The Company’s checking accounts increased to $173.1 million at December 31, 2005 from $146.6 million at December 31, 2004, an increase of 18.1%. The increase in checking account balances was the result of the Company’s business strategy which focuses on deepening deposit relationships with its customers. The Company has also focused on retaining core deposit customers by utilizing a relationship-based pricing matrix for customers who use multiple products and services offered by the Company. The business strategy also includes a high-yield promotional checking account that has been offered periodically in select markets. The high-yield promotional checking account has increased the Company’s interest checking account balances and has increased the cost of these accounts by paying promotional rates during the first six months after the account is opened. These high-yield promotional checking accounts may be used in the future in specific markets of the Company as a way to increase deposit balances of specific branch offices and strengthen brand awareness.

The 2005 increase in checking deposits was more than offset by disintermediation of the Company’s money market and savings deposits as depositors sought higher-yielding products. The Company’s certificates of deposit also decreased from 2004 primarily as a result of managed runoff of above-market-rate certificates as they reached maturity during the first two quarters of 2005. The Company continues to manage its interest expense on deposits by managing the cost of its deposits and by focusing on obtaining low-cost core deposits through promotional efforts and retail incentive programs. The Company has and may continue to offer above-market-rate certificates of deposit or promotional rates on other deposits to attract new customers in selected markets.

The following table sets forth the amount and remaining maturities of the Bank’s certificates of deposit at December 31, 2005.

		Over One	Over Two
		Year	Years
	Through	through	through	Over
	One Year	Two Years	Three Years	Three Years	Totals
	(Dollars in thousands)

0.00% to 0.99%	$436	$39	$—	$28	$503
1.00% to 1.99%	14,403	520	103	—	15,026
2.00% to 2.99%	111,748	10,098	1,259	16	123,121
3.00% to 3.99%	63,648	15,930	13,308	8,129	101,015
4.00% to 4.99%	62,034	30,112	2,257	10,588	104,991
5.00% to 5.99%	1,571	2,185	285	675	4,716
6.00% to 6.99%	9,235	1,041	624	391	11,291
7.00% to 8.99%	722	1,333	56	521	2,632

Total	$263,797	$61,258	$17,892	$20,348	$363,295

As of December 31, 2005, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $101.3 million. The following table presents the maturity of these time certificates of deposit.

December 31, 2005
(Dollars in thousands)

3 months or less	$30,565
Over 3 months through 6 months	19,575
Over 6 months through 12 months	25,223
Over 12 months	25,955

$101,318

Borrowed Money

The Company’s borrowed money includes secured advances from the FHLB — Indianapolis and other short-term borrowings. A summary of the Company’s FHLB Advances at December 31, 2005 and 2004 is as follows:

	December 31,
	2005		2004
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)

Secured advances from FHLB — Indianapolis:
Maturing in 2005 — variable-rate	—%	$—	1.95%	$34,000
Maturing in 2005 — fixed-rate	—	—	3.00	10,000
Maturing in 2006 — fixed-rate	3.41	87,000	3.41	87,000
Maturing in 2007 — fixed-rate	3.65	87,000	3.65	87,000
Maturing in 2008 — fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 — fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 — fixed-rate (1)	6.71	1,209	6.71	1,227
Maturing in 2018 — fixed-rate (1)	5.54	2,816	5.54	2,865
Maturing in 2019 — fixed-rate (1)	6.31	7,537	6.31	7,691

		272,562		316,783
Less: deferred premium on early extinguishment of debt		(15,791)		(30,172)

		$256,771		$286,611

Weighted-average contractual interest rate	3.77%		3.55%

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

During 2004, the Company restructured certain of its FHLB borrowings to reduce interest costs in future years, shorten the duration of its liabilities, reduce repricing risk and eliminate the callable feature associated with these advances. Prior to the debt restructuring, the Company’s earnings and reported net interest margin were being adversely impacted by the relatively high cost of the debt. As such, the Company’s management considered numerous scenarios to assess the impact various restructuring alternatives would have on the Company’s earnings and on the Company’s capital ratios over a six-year period. Assumptions utilized in the scenarios included a projected shape of the yield curve, an expected level of prepayment penalties, an expected contractual interest rate of the new advances, and an expected repricing interest rate of the new advances upon their maturity. Based on the results of the analysis, the Company restructured its FHLB borrowings during the fourth quarter of 2004.

Prior to the restructuring, the Company had $400.0 million of fixed-rate advances with quarterly call dates, an average contractual cost of 5.92%, and an average remaining term of 64.2 months. These call provisions as well as the maturity schedule over a four-month period in 2010 subjected the Company to significant repricing risk. The Company replaced these advances with $271.0 million of non-callable fixed-rate advances with an average contractual cost of 3.64% and an average term of 34.3 months in a laddered portfolio with maturities ranging from 21 to 60 months. The new advances also included $54.0 million of short-term variable-rate advances, of which $20.0 million was repaid on December 31, 2004. In addition, the quarterly call dates through maturity gave the issuer the option to call the debt. The issuer would typically exercise the call options when market interest rates were higher than the stated interest rate on the debt. If the debt had been called by the issuer, the Company would need to obtain the necessary funds to either repay or refinance the debt at the then existing higher market interest rates thereby increasing the Company’s interest expense. The $325.0 million of new advances the Company acquired in the 2004 debt restructuring do not contain any call provisions.

As a result of the restructuring, the Company paid $42.0 million of prepayment penalties related to the restructured advances, a portion of which is deferred over the life of the new borrowings. During 2004, the Company recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense and deferred the remaining $32.2 million prepayment penalty pursuant to Emerging Issues Task Force No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). The $9.8 million of prepayment penalties expensed during 2004 included an $8.2 million prepayment penalty related to prepayment of four advances totaling $75.0 million during the course of the Company’s debt restructuring. The Company recognized the $8.2 million penalty immediately upon the prepayment of the debt since these advances were not replaced with additional advances. In addition, at the end of December 2004, the Company also prepaid one $20.0 million short-term variable-rate advance that was originally part of the restructuring and had an unamortized prepayment penalty of $1.6 million.

The remaining $32.2 million of deferred premium on the early extinguishment of debt is being amortized as a charge to interest expense over the remaining life of the new borrowings. As each of the original advances was prepaid, new advances were acquired. The prepayment penalty incurred on the original advance was allocated to the new advances based upon the amount of each new advance relative to the total amount of new advances acquired to replace the original advance. Since the debt restructuring did not qualify as a substantial modification of terms under EITF 96-19, the Company was required to amortize the prepayment penalties over the life of the new advances. The Company internally computed the effect of the amortization on interest expense over the life of each of the new advances. For the years ended December 31, 2005 and 2004, the Company’s increase in interest expense related to the deferred premium was $14.4 million and $2.1 million, respectively. The increase in interest expense related to the remaining unamortized deferred premium, is expected to be $9.6 million, $4.5 million, $1.5 million and $200,000 in the years ended December 31, 2006, 2007, 2008 and 2009, respectively.

In addition, at December 31, 2005, the Company’s borrowed money also included the Company’s sales of securities under agreements to repurchase (repurchase agreements). These repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed money in the Company’s Consolidated Statements of Condition at December 31, 2005. The securities underlying these repurchase agreements continue to be reflected as assets of the Company. At December 31, 2005, the Company’s borrowed money includes $555,000 under repurchase agreements.

Capital Resources

Stockholders’ equity at December 31, 2005 was $142.4 million as compared to $147.9 million at December 31, 2004. The decrease during 2005 was primarily due to:

•	cash dividends declared during 2005 totaling $5.5 million;

•	repurchases of shares of the Company’s common stock during 2005 totaling $7.3 million; and

•	increases in accumulated other comprehensive losses of $1.1 million.

The following increases in stockholder’s equity during the year ended December 31, 2005 partially offset the aforementioned decreases:

•	net income of $5.0 million;

•	shares committed to be released under the Company’s Employee Stock Ownership Plan totaling $1.6 million; and

•	proceeds from stock option exercises totaling $1.5 million.

During the year ended December 31, 2005, the Company repurchased 524,174 shares of its common stock at an average price of $13.84 per share pursuant to the share repurchase program announced in March 2003. At December 31, 2005, the Company had 655,982 shares remaining to be repurchased under its current share repurchase program. Since its initial public offering in 1998, the Company has repurchased an aggregate of 12,116,790 shares of its common stock at an average price of $11.84 per share.

At December 31, 2005, the Bank was deemed to be well capitalized based on its internal calculations with tangible and core regulatory capital ratios of 10.38% and a risk-based capital ratio of 13.63%.

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company’s primary sources of funds have been:

•	deposits,

•	scheduled payments of amortizing loans and mortgage-backed securities,

•	prepayments and maturities of outstanding loans and mortgage-backed securities,

•	maturities of investment securities and other short-term investments,

•	funds provided from operations, and

•	borrowings from the FHLB.

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

At December 31, 2005, the Company had cash and cash equivalents of $24.2 million which was a decrease from $38.1 million at December 31, 2004. The decrease was mainly caused by purchases of securities of $120.5 million and decreases in total deposits and borrowed money excluding the deferred premium on the early extinguishment of debt of $34.7 million and $44.2 million, respectively. The decreases were partially offset by proceeds from sales, maturities and paydowns of securities of $101.1 million and net loan fundings and proceeds from the sale of loans and loan participations of $66.5 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, pay maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. CFS Bancorp, Inc. also has $10.0 million of available liquidity under its line of credit obtained during March 2005. Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, for the year ended December 31, 2005, the Company received $3.4 million in dividends from the Bank. At December 31, 2005, the parent company had $7.0 million in cash on hand and $305,000 of securities available-for-sale.

Under certain banking regulations, the Bank is required to file a notice or, under certain circumstances, an application with the OTS prior to paying any dividends to the Company. In addition, the Bank is required to maintain certain regulatory capital. At December 31, 2005, the Bank was deemed well-capitalized. See “Note 12. Stockholders’ Equity and Regulatory Capital” in the consolidated financial statements for more information on the Bank’s regulatory capital.

Contractual Obligations.  The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2005.

	Payments Due by Period
		Over One	Over Three
	One Year	through	through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Federal Home Loan Bank advances (1)	$87,237	$159,525	$15,602	$10,198	$272,562
Operating leases	556	421	1	—	978
Dividends payable on common stock	1,443	—	—	—	1,443

	$89,236	$159,946	$15,603	$10,198	$274,983

(1)	Does not include interest expense at the weighted-average contractual rate of 3.77% for the periods presented.

See the “Borrowed Money” section for further discussion surrounding the Company’s FHLB advances. The Company’s operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. See also “Note 4. Office Properties and Equipment” in the consolidated financial statements for further discussion related to the Company’s operating leases.

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits total $263.8 million at December 31, 2005. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

Off-Balance-Sheet Obligations.  The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of condition. The Company’s exposure to credit loss in the event of non-performance by the third party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

The following table details the amounts and expected maturities of significant commitments at December 31, 2005.

		Over One	Over Three
	One Year	through	through	Over
	or Less	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Commitments to extend credit:
Commercial	$14,943	$3,903	$929	$—	$19,775
Retail	9,435	—	—	—	9,435
Commitments to purchase loans:
Commercial	2,500	—	—	—	2,500
Commitments to fund unused construction loans	25,128	20,543	169	2,794	48,634
Commitments to fund unused lines of credit:
Commercial	18,134	4,746	352	—	23,232
Retail	14,093	868	4	67,739	82,704
Letters of credit	2,762	5,036	368	—	8,166
Credit enhancements	6,532	8,487	24,159	8,839	48,017

	$93,527	$43,583	$25,981	$79,372	$242,463

The above listed commitments do not necessarily represent future cash requirements, in that certain of these commitments often expire without being drawn upon. All commitments to extend credit or to purchase loans expire within the following year. Letters of credit expire at various times through 2014.

The Company also has commitments to fund community investments through investments in limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate and historic tax credit projects that qualify under the Community Reinvestment Act (CRA). The Company has made commitments to various limited partnerships of $3.1 million to be funded over seven years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement and could change due to variances in the construction schedule, project revisions or the cancellation of the project. These commitments are not included in the commitment table above.

Letters of credit include credit enhancements which are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, which provides for a lower interest rate, the FHLB-IN issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB-IN and the Bank, would be required to reimburse the FHLB-IN for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages and monitored as if the Bank had funded the project initially.

The Company has not used, and has no current intention of using, any significant off-balance sheet financing arrangements for liquidity purposes. In addition, the Company has not had, and has no current intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect the Company’s liquidity or capital resources. The Company has not utilized, and has no current intention of utilizing, derivatives or commodity contracts.

Impact of Inflation and Changing Prices

The consolidated financial statements and related financial data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which require the measurement of financial position and operating results generally in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. Monetary items, such as cash, loans and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates generally have a more significant impact on a financial institution’s performance than general inflation. Over short periods of time, interest rates may not necessarily move in the same direction or of the same magnitude as inflation.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The Bank, like other financial institutions, is subject to interest rate risk (IRR). This risk relates to changes in market interest rates which could adversely affect net interest income or the net portfolio value (NPV) of its assets, liabilities and off-balance sheet contracts. IRR is primarily the result of an imbalance between the price sensitivity of the Bank’s assets and its liabilities. These imbalances can be caused by differences in the maturity, repricing and coupon characteristics of assets and liabilities as well as options (such as loan prepayment options).

The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, IRR and liquidity. The Asset/Liability Management Policy falls under the authority of the Company’s Board of Directors who in turn assign its formulation, revision and administration to the Asset/Liability Committee (ALCO). The ALCO meets monthly and consists of certain senior officers of the Bank and one outside director. The results of the monthly meetings are reported to the Company’s Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank’s capital position, review the current and prospective liquidity positions and monitor alternative funding sources. The policy requires management to measure the Bank’s overall IRR exposure using the following measurement techniques: NPV analysis, gap analysis and earnings at risk analysis.

NPV is defined as the net present value of the Bank’s existing assets, liabilities and off-balance sheet contracts. NPV analysis measures the sensitivity of the Bank’s NPV under current interest rates and for a range of hypothetical interest rate scenarios. The hypothetical scenarios are represented by immediate, permanent, parallel movements on the term structure of interest rates of plus 100, 200 and 300 basis points and minus 100 basis points. This rate-shock approach is concerned primarily with the ability of the balance sheet to absorb rate shocks on a “theoretical liquidation value” basis. The analysis does not consider non-rate related issues, which affect equity valuation, such as franchise value or real estate values. This analysis is static and does not consider potential adjustments of strategies by management on a dynamic basis in a volatile rate environment in order to protect or conserve equity values. As such, actual results may vary from the modeled results.

The table below presents, as of December 31, 2005 and 2004, an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point (1%) increments up to 300 basis points and down 100 basis points in 2005 and 2004 in accordance with OTS regulations. As illustrated in the table, the Bank’s NPV in the base case (0 basis point change) increased $7.3 million from $161.6 million at December 31, 2004 to $168.9 million at December 31, 2005. The primary causes for this increase were changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

	Net Portfolio Value
	2005		At December 31,		2004
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
			(Dollars in thousands)

Assumed Change in Interest Rates (Basis Points)
+300	$156,592	$(12,288)	(7.3)%	$154,194	$(7,441)	(4.8)%
+200	162,507	(6,373)	(3.8)	159,216	(2,419)	(1.5)
+100	166,875	(2,005)	(1.2)	162,128	493	0.3
0	168,880	—	—	161,635	—	—
–100	168,938	58	(0.0)	157,103	(4,532)	(2.9)

Gap analysis attempts to measure the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities. Gap is defined as rate-sensitive assets minus rate-sensitive liabilities. A rate-sensitive asset is one that can be repriced to a market rate in a given time frame; a rate-sensitive liability is one that may have its interest rate changed to a market rate during a specified period. Gap analysis expresses gap as a percent of total earning assets over various time periods to determine whether rate-sensitive assets and liabilities are appropriately matched. In this analysis, maturities of assets and liabilities are adjusted for the estimated impact of embedded options that are contained in certain financial instruments on the Bank’s statement of condition. These include prepayment assumptions on real estate loans and mortgage-backed securities, call options embedded in investment securities and put options embedded in certain borrowings. Because of the level of financial instruments with embedded options on the Bank’s statement of condition, certain shortcomings are inherent in using gap analysis to quantify exposure to IRR. In the Bank’s loan portfolio, the Bank may not necessarily know how people are going to behave as interest rates change. Interest rate changes may impact cash flow on a lag basis or they may lead future interest rate movements which could result in the expected lives of the Bank’s non-maturity core deposit accounts to not be as long-term as the Bank’s assumes them to be in its gap analysis.

The Bank primarily looks at the cumulative gap at a period of one-year when assessing its IRR exposure. Generally, a positive gap or asset sensitive position, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in an increase in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a positive gap would likely result in a reduction in net interest income. The Bank attempts to maintain its one year cumulative gap ratio within a range of negative 20% and positive 20%.

A key assumption which is controlled by the Bank for use in its gap analysis model is the assumed repricing sensitivity of its non-maturity core deposit accounts. The following assumptions were used by the Bank for the repricing of non-maturity core deposit accounts.

	Percentage
	of Deposits Maturing in First Year at December 31,
	2005	2004
Deposit Category:
Business checking accounts	20%	15%
Interest checking accounts	20	15
High-yield checking accounts	95	N/A
Savings accounts	20	15
Money market accounts	50	50

At December 31, 2005, the Bank’s cumulative one-year gap ratio was 9.3% compared to 2.9% at December 31, 2004. This increase in the Bank’s asset sensitivity had a positive impact on its net interest margin during the rising rate environment of 2005.

A more refined approach to IRR management than traditional gap analysis is “earnings at risk analysis” or net interest income simulation modeling. Earnings at risk analysis measures the sensitivity of net interest income over a twelve month period to various interest rate movements. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these scenarios are intended to provide a measure of the degree of volatility interest rate movements may introduce into the Bank’s earnings. The earnings at risk analysis uses the same assumptions as the gap analysis with respect to expected prepayment assumptions, embedded options and expected lives of the Bank’s non-maturity core deposit accounts.

The table below presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at December 31, 2005. The Bank did not employ the same simulation model at December 31, 2004.

Percentage Change in
Net Interest Income
Over a Twelve Month
Time Period
Assumed Change in Interest Rates
(Basis Points):
+200	3.0%
+100	2.2
–100	(6.0)
–200	(15.5)

The earnings at risk analysis reveals the Bank is subject to significantly higher IRR in a falling rate environment than in a rising rate environment. The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 3.0% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 15.5%. If interest rates fall, the Bank will be unable to significantly lower interest rates on its non-maturity core deposit accounts because the interest rates on these deposits are already relatively low.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies. The Bank currently plans on reducing its exposure to falling interest rates by adding more fixed-rate loans, lengthening the duration of its securities portfolio, increasing its core deposit balances and replacing fixed-rate borrowings with variable-rate borrowings. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At December 31, 2005, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of Company only assets and liabilities would have a non-material impact on the results presented.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
CFS Bancorp, Inc.
Munster, Indiana

We have audited the accompanying consolidated statements of condition of CFS Bancorp, Inc. as of December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CFS Bancorp, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CFS Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 9, 2006 expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

/s/  BKD, LLP

Indianapolis, Indiana
February 9, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CFS Bancorp, Inc.,
Munster, Indiana

We have audited the accompanying consolidated statement of condition of CFS Bancorp, Inc. as of December 31, 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/  Crowe Chizek and Company LLC

Oak Brook, Illinois
March 11, 2005

Report of Independent Registered Public Accountant

Board of Directors and Stockholders
CFS Bancorp, Inc.

We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows for the year ended December 31, 2003 of CFS Bancorp, Inc. (the Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of CFS Bancorp, Inc.’s operations and it’s cash flows for year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

/s/  Ernst & Young LLP

Chicago, Illinois
February 27, 2004

CFS Bancorp, Inc.

Consolidated Statements of Condition

	December 31,
	2005	2004
	(Dollars in thousands except per share data)

ASSETS
Cash and amounts due from depository institutions	$17,600	$16,878
Interest-bearing deposits	1,785	11,217
Federal funds sold	4,792	9,999

Cash and cash equivalents	24,177	38,094
Securities available-for-sale, at fair value	218,550	202,219
Investment in Federal Home Loan Bank stock, at cost	28,252	27,665
Loans receivable	917,405	988,085
Allowance for losses on loans	(12,939)	(13,353)

Net loans	904,466	974,732
Interest receivable	6,142	5,456
Other real estate owned	540	525
Office properties and equipment	15,017	15,511
Investment in bank-owned life insurance	34,889	33,362
Prepaid expenses and other assets	9,491	15,721
Goodwill and intangible assets	1,364	1,429

Total assets	$1,242,888	$1,314,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$828,635	$863,178
Borrowed money	257,326	286,611
Advance payments by borrowers for taxes and insurance	6,641	8,177
Other liabilities	7,919	8,837

Total liabilities	1,100,521	1,166,803
Stockholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 12,005,431 and 12,385,322 shares outstanding	234	234
Additional paid-in capital	190,402	189,991
Retained earnings	94,379	94,904
Treasury stock, at cost; 11,417,875 and 11,037,984 shares	(136,229)	(130,689)
Unallocated common stock held by ESOP	(4,762)	(5,959)
Unearned common stock acquired by RRP	(111)	(148)
Accumulated other comprehensive loss, net of tax	(1,546)	(422)

Total stockholders’ equity	142,367	147,911

Total liabilities and stockholders’ equity	$1,242,888	$1,314,714

See accompanying notes.

CFS Bancorp, Inc.

Consolidated Statements of Income

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands except per share data)

Interest income:
Loans	$60,880	$56,910	$59,408
Securities	7,388	10,029	8,637
Other	1,196	2,047	3,344

Total interest income	69,464	68,986	71,389
Interest expense:
Deposits	13,686	12,841	17,276
Borrowed money	25,917	26,059	26,402

Total interest expense	39,603	38,900	43,678

Net interest income before provision for losses on loans	29,861	30,086	27,711
Provision for losses on loans	1,580	8,885	2,326

Net interest income after provision for losses on loans	28,281	21,201	25,385
Non-interest income:
Service charges and other fees	7,381	7,523	6,908
Commission income	523	666	651
Net realized gains (losses) on available-for-sale securities	(238)	719	1,900
Impairment on available-for-sale securities	(240)	(1,018)	(120)
Net gain on sale of office properties and other assets	354	225	39
Income from bank-owned life insurance	1,529	1,439	1,437
Other income	2,088	2,056	1,973

Total non-interest income	11,397	11,610	12,788
Non-interest expense:
Compensation and employee benefits	18,598	19,834	19,804
Net occupancy expense	2,679	2,440	2,216
Professional fees	1,698	2,797	1,806
Data processing	2,689	2,713	2,236
Furniture and equipment expense	1,582	1,612	1,771
Marketing	986	1,060	1,196
Amortization of core deposit intangibles	65	65	16
Prepayment penalties on FHLB debt	—	10,298	—
Other general and administrative expenses	5,188	5,773	4,989

Total non-interest expense	33,485	46,592	34,034

Income (loss) before income taxes	6,193	(13,781)	4,139
Income tax expense (benefit)	1,176	(7,204)	601

Net income (loss)	$5,017	$(6,577)	$3,538

Per share data:
Basic earnings (loss) per share	$0.43	$(0.57)	$0.31
Diluted earnings (loss) per share	0.42	(0.57)	0.30
Weighted-average shares outstanding	11,728,073	11,599,996	11,289,254
Weighted-average diluted shares outstanding	11,965,014	11,897,494	11,702,635

See accompanying notes.

CFS Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

					Unearned	Unearned	Accumulated
					Common	Common	Other
		Additional			Stock	Stock	Comprehensive
	Common	Paid-In	Retained	Treasury	Acquired	Acquired	Income
	Stock	Capital	Earnings	Stock	by ESOP	by RRP	(Loss)	Total
				(Dollars in thousands)

Balance at January 1, 2003	$234	$189,786	$107,598	$(125,650)	$(8,356)	$(2,827)	$(123)	$160,662
Net income for 2003	—	—	3,538	—	—	—	—	3,538
Comprehensive income:
Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax	—	—	—	—	—	—	1,031	1,031

Total comprehensive income	—	—	—	—	—	—	—	4,569
Purchase of treasury stock	—	—	—	(9,273)	—	—	—	(9,273)
Shares earned under ESOP	—	497	—	—	1,198	—	—	1,695
Amortization of award under RRP	—	(47)	—	—	—	1,304	—	1,257
Exercise of stock options	—	(450)	—	2,182	—	—	—	1,732
Tax benefit related to stock options exercised	—	93	—	—	—	—	—	93
Dividends declared on common stock ($0.44 per share)	—	—	(4,782)	—	—	—	—	(4,782)

Balance at December 31, 2003	234	189,879	106,354	(132,741)	(7,158)	(1,523)	908	155,953
Net loss for 2004	—	—	(6,577)	—	—	—	—	(6,577)
Comprehensive loss:
Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax	—	—	—	—	—	—	(1,330)	(1,330)

Total comprehensive loss	—	—	—	—	—	—	—	(7,907)
Purchase of treasury stock	—	—	—	(869)	—	—	—	(869)
Shares earned under ESOP	—	475	—	—	1,199	—	—	1,674
Amortization of award under RRP	—	(20)	—	—	—	1,375	—	1,355
Exercise of stock options	—	(576)	—	2,921	—	—	—	2,345
Tax benefit related to stock options exercised	—	233	—	—	—	—	—	233
Dividends declared on common stock ($0.44 per share)	—	—	(4,873)	—	—	—	—	(4,873)

Balance at December 31, 2004	234	189,991	94,904	(130,689)	(5,959)	(148)	(422)	147,911
Net income for 2005	—	—	5,017	—	—	—	—	5,017
Comprehensive income:
Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax	—	—	—	—	—	—	(1,124)	(1,124)

Total comprehensive income	—	—	—	—	—	—	—	3,893
Purchase of treasury stock	—	—	—	(7,253)	—	—	—	(7,253)
Shares earned under ESOP	—	449	—	—	1,197	—	—	1,646
Amortization of award under RRP	—	12	—	—	—	37	—	49
Exercise of stock options	—	(229)	—	1,713	—	—	—	1,484
Tax benefit related to stock options exercised	—	179	—	—	—	—	—	179
Dividends declared on common stock ($0.48 per share)	—	—	(5,542)	—	—	—	—	(5,542)

Balance at December 31, 2005	$234	$190,402	$94,379	$(136,229)	$(4,762)	$(111)	$(1,546)	$142,367

See accompanying notes.

CFS Bancorp, Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

OPERATING ACTIVITIES
Net income (loss)	$5,017	$(6,577)	$3,538
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	1,580	8,885	2,326
Depreciation and amortization	1,601	1,543	1,548
Premium amortization on early extinguishment of debt	14,381	2,052	—
Net premium amortization on securities available-for-sale	762	2,539	6,209
Impairment of securities available-for-sale	240	1,018	120
Deferred income tax benefit	(311)	(1,137)	(603)
Amortization of cost of stock benefit plans	1,695	3,029	2,952
Tax benefit from exercises of nonqualified stock options	179	233	93
Proceeds from sale of loans held-for-sale	28,103	13,180	12,697
Origination of loans held-for-sale	(26,205)	(12,818)	(15,087)
Net (gain) loss realized on sale of securities	238	(719)	(1,900)
Dividends received on Federal Home Loan Bank stock	(587)	(1,234)	(1,003)
Net gain realized on sale of other assets	(354)	(225)	(39)
Increase in cash surrender value of bank-owned life insurance	(1,529)	(1,439)	(1,437)
Increase in goodwill from branch acquisition	—	—	(1,510)
Decrease (increase) in prepaid expenses and other assets	5,906	197	(2,187)
Decrease in other liabilities	(503)	(2,351)	(1,263)
Other	224	90	166

Net cash provided by operating activities	30,437	6,266	4,620
INVESTING ACTIVITIES
Securities:
Proceeds from sales	61,279	196,224	46,620
Proceeds from maturities and paydowns	39,806	89,211	471,873
Purchases	(120,452)	(166,193)	(490,871)
Redemption of Federal Home Loan Bank stock	—	335	17
Net loan fundings and principal payments received	33,142	(38,581)	(56,475)
Proceeds from sale of loans and loan participations	33,354	22,312	13,615
Proceeds from sale of other real estate owned	753	3,782	1,857
Purchases of properties and equipment	(1,233)	(4,273)	(1,179)
Purchase of property and equipment from branch acquisition	—	—	(1,365)
Disposal of properties and equipment	490	1,242	1,148

Net cash flows provided by (used) in investing activities	47,139	104,059	(14,760)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,484	2,345	1,732
Dividends paid on common stock	(5,783)	(4,847)	(4,713)
Purchase of treasury stock	(7,253)	(869)	(9,273)
Net increase (decrease) in deposit accounts	(34,739)	(115,262)	22,216
Increase in deposit accounts from branch acquisitions	—	—	3,182
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(1,536)	2,582	1,184
Increase (decrease) in short-term borrowings	555	—	—
Premium paid on the early extinguishment of debt	—	(32,224)	—
Proceeds from Federal Home Loan Bank debt	40,000	325,000	—
Repayments of Federal Home Loan Bank debt	(84,221)	(426,707)	(30,941)

Net cash flows used in financing activities	(91,493)	(249,982)	(16,613)

Decrease in cash and cash equivalents	(13,917)	(139,657)	(26,753)
Cash and cash equivalents at beginning of year	38,094	177,751	204,504

Cash and cash equivalents at end of year	$24,177	$38,094	$177,751

Supplemental disclosures:
Loans transferred to other real estate owned	$756	$4,043	$1,170
Cash paid for interest on deposits	13,571	13,088	17,251
Cash paid for interest on borrowings	25,971	24,651	26,406
Cash paid for taxes	425	—	2,452

See accompanying notes.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.  Summary of Significant Accounting Policies

Organization

CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) incorporated in March 1998 for the purpose of becoming the holding company for Citizens Financial Bank (the Bank), formerly known as Citizens Financial Services, FSB. Pursuant to shareholder approval, in 2005, the Company changed its state of incorporation from Delaware to Indiana. The change was effectuated through a merger of the Delaware corporation with a wholly-owned Indiana subsidiary formed for that purpose. The Company is headquartered in Munster, Indiana. The Bank is a federal savings bank offering a full range of financial services to customers who are primarily located in northwest Indiana and the south and southwest Chicagoland area. The Bank is principally engaged in the business of attracting deposits from the general public and using such deposits to originate residential and commercial mortgage loans as well as other types of consumer and commercial loans.

The Company provides financial services through its offices in northwest Indiana and the suburban areas south and southwest of Chicago. Its primary deposit products are checking, savings and money market accounts as well as certificates of deposit. Its primary lending products are commercial and construction loans and retail loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from business operations. The customers’ ability to repay their loans is dependent on the general economic conditions in the area and the underlying collateral.

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

Cash Flows

Cash and cash equivalents include cash, non-interest and interest-bearing deposits in other financial institutions with terms of less than 90 days, and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions and federal funds sold.

Securities

Management determines the classification of securities at the time of purchase. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income. Other

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities, such as Federal Home Loan Bank stock, are carried at cost. The Company has no trading account securities.

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

The Company evaluates all securities for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on a quarterly basis, and more frequently when economic conditions warrant any additional evaluations. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company may also evaluate securities for OTTI more frequently when economic or market concerns warrant additional evaluations. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

The Company from time-to-time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and portions charged-off.

Interest income on loans is accrued on the active unpaid principal balance. Loans held-for-sale, if any, are carried at the lower of aggregate cost or estimated market value.

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest subsequently received on such loans is accounted for on the cash-basis until qualifying for return to accrual.

Loan Fees and Costs

Loan origination and commitment fees and direct loan origination costs are deferred and amortized as an adjustment of the related loan’s yield. The Company accretes these amounts over the contractual life of the related loans. Remaining deferred loan fees and costs are reflected in interest income upon sale or repayment of the loan.

Allowance for Losses on Loans

The Company maintains an allowance for losses on loans at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company’s estimate of

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

probable incurred losses in the loan portfolio at the date of each Statement of Condition and is based on the review of available and relevant information.

One component of the allowance for losses on loans contains allocations for probable inherent but undetected losses within various pools of loans with similar characteristics pursuant to Statement of Financial Accounting Standards No. (SFAS) 5, Accounting for Contingencies. This component is based in part on certain loss factors applied to various loan pools as stratified by the Company. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions.

The second component of the allowance for losses on loans contains allocations for probable losses that have been identified relating to specific borrowing relationships pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan. This component of the allowance for losses on loans consists of expected losses resulting in specific allocations for individual loans not considered within the above mentioned loan pools. The analysis on each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

Loan losses are charged-off against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at an appropriate level. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required that could adversely affect earnings or the Company’s financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for losses on loans for the Bank and the carrying value of its other non-performing assets, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans in the future.

Other Real Estate Owned

Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is recorded at fair value at the date of foreclosure. After foreclosure, valuations are periodically performed by management, and the real estate is carried at the lower of cost or fair value minus estimated costs to sell.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

Stock-Based Compensation

The Company accounts for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25). Under APB No. 25, as the exercise price of the Company’s employees’ stock options which have been granted equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Compensation expense for shares granted under the Company’s 1998 Recognition and Retention Plan (RRP) is ratably recognized over the period of service, usually the vesting period, based on the fair value of the stock on the date of grant.

Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, as amended (SFAS No. 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized. The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands except per share data)

Net income (loss) (as reported)	$5,017	$(6,577)	$3,538
Stock-based compensation expense determined using fair value method, net of tax	2,176	678	680

Pro forma net income (loss)	$2,841	$(7,255)	$2,858

Basic earnings (loss) per share (as reported)	$0.43	$(0.57)	$0.31
Pro forma basic earnings (loss) per share	0.24	(0.63)	0.25
Diluted earnings (loss) per share (as reported)	0.42	(0.57)	0.30
Pro forma diluted earnings (loss) per share	0.24	(0.63)	0.24

On July 25, 2005, the Company granted the remaining stock options under its 1998 and 2003 Stock Option Plans to directors, officers and employees of the Company. The number of stock options granted in 2005 totaled 234,945 shares, all of which have an exercise price of $13.48, which was equal to the fair market value of the

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s common stock on July 25, 2005. The stock options originally were to vest ratably over five years. Subsequently, on September 30, 2005, the Company accelerated the vesting of all of its outstanding unvested stock options and these stock options became fully vested as of that date. The fair value of the stock option granted for the years ended December 31 was estimated using the Black-Scholes option value model with the following assumptions:

	2005	2004	2003

Dividend yield	3.6%	3.3%	3.0%
Expected volatility	25.9	27.4	28.3
Risk-free interest	4.1	3.9	3.6
Original expected life	6 years	6 years	10 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of stock options that have no vesting restrictions and are fully transferable. Option valuation models such as the Black-Scholes require the input of highly subjective assumptions including the expected stock price volatility.

For additional details on the Company’s stock-based compensation plans, see Note 9 to the consolidated financial statements.

Income Taxes

Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Deferred tax assets are recognized for net operating losses that expire between 2016 and 2024 because the benefit is more likely than not to be realized.

Employee Stock Ownership Plan

The cost of shares issued to the Employee Stock Ownership Plan (ESOP), but not yet allocated to participants, is shown as a reduction of stockholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on both allocated shares and unearned shares reduce debt and accrued interest.

Earnings Per Share

Basic earnings per common share (EPS) is net income divided by the weighted-average number of common shares outstanding during the period. ESOP shares not committed to be released and RRP shares which have not vested are not considered to be outstanding for purposes of calculating EPS. The basic EPS calculation excludes the dilutive effect of all common stock equivalents. Diluted EPS includes the dilutive effect of additional potential common shares issuable under stock options. The Company’s potentially dilutive common shares represent shares issuable under its stock option and vested RRP plans. Such common stock equivalents are computed based on the treasury stock method using the average market price for the period.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pending Accounting Pronouncements

Shared-Based Payment

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

On April 14, 2005, the SEC amended the compliance date for SFAS No. 123(R) from the beginning of the first interim or annual period that begins after June 15, 2005 to the next fiscal year beginning after June 15, 2005. Early adoption is permitted in periods in which financial statements have not yet been issued. The Company adopted SFAS 123(R) on January 1, 2006. Future compensation cost and the impact on the Company’s results of operation as a result of any future option grants will depend on the level of any future option grants, the related vesting period and the calculation of the fair value of the options granted as of the grant date. As such, the Company cannot currently estimate compensation expense relating to future awards.

On September 30, 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all currently outstanding unvested stock options (Options) to purchase shares of common stock of the Company. Accordingly, all of the Company’s then outstanding unvested Options became vested as of that date. The estimated future option expense associated with these Options was $1.7 million, net of tax, and would have been required to be recorded in the Company’s income statement in future periods upon the January 2006 adoption of SFAS No. 123(R). Since the Company previously accounted for its stock options in accordance with APB 25, the Company has reported this compensation expense related to the affected Options for disclosure purposes only within this Note 1.

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

In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment, but directed the FASB staff to issue a FASB Staff Position (FSP) titled FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The final FSP supersedes EITF 03-1 and EITF Topic No. D-44, Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value. FSP FAS 115-1 replaces guidance in EITF 03-1 on loss recognition with references to existing other-than-temporary impairment guidance, such as FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). FSP FAS 115-1 also clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made.

FSP FAS 115-1 was effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The Company has consistently followed the loss recognition guidance in SFAS No. 115,

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

so the adoption of FSP FAS 115-1 did not have a significant impact on the Company’s financial condition or results of operation.

Earnings Per Share

On September 30, 2005, the FASB issued a proposed amendment to SFAS No. 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The primary impact on the Company of the proposed Statement would be a change to the treasury stock method for year-to-date diluted earnings per share.

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank of $934,000 and $10.3 million was required to be maintained in order to meet regulatory reserve and clearing requirements as of December 31, 2005 and 2004, respectively.

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

Segment Reporting

Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Senior management evaluates the operations of the Company as one operating segment, community banking, due to the materiality of the banking operation to the Company’s financial condition and results of operations, taken as a whole. As a result, separate segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans, mortgage-related services, and investment services through an outsource partner. Revenues for the significant products and services are disclosed separately in the consolidated statements of income.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Securities

The amortized cost of securities available-for-sale and their fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)

At December 31, 2005:
GSE and callable GSE securities	$167,047	$94	$(1,932)	$165,209
Mortgage-backed securities	29,927	29	(500)	29,456
Collateralized mortgage obligations	22,553	7	(222)	22,338
Trust preferred securities	85	51	—	136
Equity securities	1,386	25	—	1,411

	$220,998	$206	$(2,654)	$218,550

At December 31, 2004:
GSE securities	$96,663	$45	$(793)	$95,915
Mortgage-backed securities	55,602	522	(141)	55,983
Collateralized mortgage obligations	48,815	94	(171)	48,738
Trust preferred securities	90	—	—	90
Equity securities	1,701	2	(210)	1,493

	$202,871	$663	$(1,315)	$202,219

At December 31, 2005, the Company had $12.2 million in callable GSE securities which had call features at amounts not less than par which were purchased at a discount.

The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale securities:

	2005	2004	2003
	(Dollars in thousands)

Available-for-sale securities:
Gross realized gains	$250	$1,544	$469
Gross realized losses	(488)	(825)	(1)
Impairment losses	(240)	(1,018)	(120)

Net realized gains (losses)	$(478)	$(299)	$348

Income tax expense (benefit) on realized gains (losses)	$(184)	$(126)	$123

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The amortized cost and fair value of securities at December 31, 2005, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

GSE and callable GSE securities and trust preferred securities:
Due in one year or less	$39,782	$39,279
Due after one year through five years	122,356	120,972
Due after five years through ten years	4,909	4,958
Due after more than ten years	85	136
Mortgage-backed securities	29,927	29,456
Collateralized mortgage obligations	22,553	22,338
Equity securities	1,386	1,411

	$220,998	$218,550

Securities pledged to secure public deposits as of December 31, 2005 and 2004 had carrying amounts of $2.6 million and $1.6 million, respectively. As of December 31, 2005 and 2004, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies, and government sponsored entities, in an amount greater than 10% of stockholders’ equity.

Securities with unrealized losses as of December 31, 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are presented in the following tables.

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

GSE and callable GSE securities	$101,867	$(1,087)	$44,580	$(845)	$146,447	$(1,932)
Mortgage-backed securities	20,190	(355)	6,216	(145)	26,406	(500)
Collateralized mortgage obligations	4,682	(5)	17,124	(217)	21,806	(222)

	$126,739	$(1,447)	$67,920	$(1,207)	$194,659	$(2,654)

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2004
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

GSE Securities	$81,837	$(793)	$—	$—	$81,837	$(793)
Mortgage-backed securities	21,096	(127)	1,623	(14)	22,719	(141)
Collateralized mortgage obligations	17,726	(100)	5,005	(71)	22,731	(171)
Trust preferred securities	—	—	—	—	—	—
Equity securities	—	—	1,365	(210)	1,365	(210)

	$120,659	$(1,020)	$7,993	$(295)	$128,652	$(1,315)

The Company evaluates all securities for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on a quarterly basis, and more frequently when economic conditions warrant any additional evaluations. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company may also evaluate securities for OTTI more frequently when economic or market concerns warrant additional evaluations. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold. The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

As part of its March 2005 quarterly review, the Company noted that its investment in a Freddie Mac fixed-rate perpetual preferred stock had an unrealized loss in excess of 10% of its book value. As long-term interest rates moved higher over concerns of the increase in inflation and with evidence suggesting that this might be the beginning of further increases in long-term interest rates, the Company concluded the existing unrealized loss was other-than-temporary and recognized an impairment in the amount of $240,000 representing the difference between the cost basis and the fair market value of the security as of March 31, 2005. During 2004, management identified one trust preferred security with an OTTI of $1.0 million.

At December 31, 2005, all securities available-for-sale with a continuous loss position for twelve months or more consisted of securities issued by the federal government, its agencies or government sponsored entities (GSEs), including the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Association (GNMA), and in management’s belief, are attributable to changes in market interest rates and not the credit quality of the issuers. Management does not believe any of these securities represent an OTTI.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Loans Receivable

Loans receivable, net of unearned fees, consist of the following:

	December 31,
	2005	2004
	(Dollars in thousands)

Commercial and construction loans:
Commercial real estate	$381,956	$396,420
Construction and land development	136,558	145,162
Commercial and industrial	61,956	58,682

Total commercial and construction loans	580,470	600,264
Retail loans:
Single-family residential	235,359	277,501
Home equity lines of credit	96,403	102,981
Other	5,173	7,339

Total retail loans	336,935	387,821

Total loans receivable, net of unearned fees	$917,405	$988,085

The Bank’s lending activities have been concentrated primarily within its market area as well as the mid-western United States.

At December 31, 2005 and 2004, the Company had $1.4 million and $3.4 million of loans held for sale.

At December 31, 2005 and 2004, the Company serviced $16.8 million and $14.3 million, respectively, of loans for others.

Activity in the allowance for losses on loans is summarized as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of year	$13,353	$10,453	$8,721
Provision for losses on loans	1,580	8,885	2,326
Charge-offs	(2,173)	(6,229)	(760)
Recoveries	179	244	166

Balance at end of year	$12,939	$13,353	$10,453

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impaired loans were as follows:

	December 31,
	2005	2004
	(Dollars in thousands)

Impaired loans:
With a valuation reserve	$22,157	$25,120
With no valuation reserve required	—	—

Total impaired loans	$22,157	$25,120

Valuation reserve relating to impaired loans	$5,824	$6,366
Average impaired loans during year	27,152	37,669
Interest income recognized during impairment	738	226
Cash-basis interest income recognized	108	79

Total nonperforming loans (defined as non-accruing loans) as of December 31, 2005 and 2004 were $21.0 million and $27.7 million, respectively. There were no loans past due greater than 90 days still on accrual as of December 31, 2005 and 2004. Of the total impaired loans as of December 31, 2005 and 2004, $15.8 million and $16.1 million, respectively, were in non-accrual status.

4.  Office Properties and Equipment

Office properties and equipment are summarized as follows:

	Estimated	December 31,
	Useful Lives	2005	2004
		(Dollars in thousands)

Land	—	$3,322	$3,288
Buildings	30-40 years	16,289	16,232
Leasehold improvements	Over term of lease	1,531	1,472
Furniture and equipment	3-15 years	12,357	12,038
Construction in progress	—	468	98

		33,967	33,128
Less: accumulated depreciation and amortization		18,950	17,617

		$15,017	$15,511

Depreciation expense charged to operations in 2005, 2004 and 2003, approximated $1.5 million, $1.5 million and $1.5 million, respectively.

Operating Leases

At December 31, 2005, the Company and its subsidiaries were obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2009. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2005, have initial or remaining noncancelable lease terms in excess of one year.

(Dollars in thousands)

Year Ended December 31:
2006	$556
2007	273
2008	148
2009	1

$978

Rental expense charged to operations in 2005, 2004 and 2003, amounted to approximately $627,000, $675,000 and $405,000, respectively, including amounts paid under short-term cancelable leases.

5.  Goodwill and Intangible Assets

As of December 31, 2005 and 2004, the Company had $1.2 million of goodwill which was acquired through the Company’s 2003 acquisition of a bank branch in Illinois. The goodwill was not impaired during either 2005 or 2004.

The Company also acquired core deposit intangibles in conjunction with the same bank branch acquisition. The intangible assets acquired amounted to $325,000 in cost. Amortization expense related to these intangibles charged to operations in 2005, 2004, and 2003 was $65,000, $65,000 and $16,000, respectively.

Estimated amortization expense for each of the next three years is as follows:

(Dollars in thousands)

Year Ended December 31:
2006	$65
2007	65
2008	49

$179

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.  Deposits

Deposits and interest rate data are summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)

Checking accounts:
Non-interest bearing	$66,116	$51,713
Interest-bearing	106,938	94,878
Money market accounts	121,667	147,211
Savings accounts	170,619	196,358

Core deposits	465,340	490,160
Certificate of deposit accounts:
One year or less	263,798	264,301
Over one to two years	61,258	68,168
Over two to three years	17,892	19,761
Over three to four years	8,791	12,501
Over four to five years	9,163	6,648
More than five years	2,393	1,639

Total time deposits	363,295	373,018

Total deposits	$828,635	$863,178

Weighted-average cost of deposits	2.22%	1.52%

The aggregate amount of deposits in denominations of $100,000 or more was $233.7 million and $227.7 million at December 31, 2005 and 2004, respectively. Deposits in excess of $100,000 generally are not federally insured.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Borrowed Money

The Company’s borrowed money included the following FHLB-Indianapolis (FHLB-IN) advances for the periods indicated:

	December 31, 2005
	2005		2004
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)

Secured advances from FHLB — Indianapolis:
Maturing in 2005 — variable-rate	—%	$—	1.95%	$34,000
Maturing in 2005 — fixed-rate	—	—	3.00	10,000
Maturing in 2006 — fixed-rate	3.41	87,000	3.41	87,000
Maturing in 2007 — fixed-rate	3.65	87,000	3.65	87,000
Maturing in 2008 — fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 — fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 — fixed-rate (1)	6.71	1,209	6.71	1,227
Maturing in 2018 — fixed-rate (1)	5.54	2,816	5.54	2,865
Maturing in 2019 — fixed-rate (1)	6.31	7,537	6.31	7,691

		272,562		316,783
Less: deferred premium on early extinguishment of debt		(15,791)		(30,172)

		$256,771		$286,611

Weighted-average contractual interest rate	3.77%		3.55%

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

During the third quarter of 2004, the Company repaid $6.5 million of advances maturing in 2008 which bore a 5.26% fixed interest rate and recognized a $485,000 charge to other non-interest expense. During the fourth quarter of 2004, the Company repaid $400.0 million of callable fixed-rate advances with an average cost of 5.92% and an average remaining term of 64.2 months. These prepaid advances were replaced with $325.0 million of new non-callable FHLB advances. These new advances included an aggregate $271.0 million of non-callable fixed-rate FHLB advances with an average cost of 3.64% and an average term of 34.3 months in a laddered portfolio with maturities ranging from 21 to 60 months. The new borrowings also included $54.0 million of short-term variable-rate borrowings, of which $20.0 million was repaid on December 31, 2004.

The Company paid $42.0 million of prepayment penalties related to the prepaid advances and recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense during the fourth quarter of 2004. The remaining $32.2 million of prepayment penalties were deferred as an adjustment to the carrying value of the borrowings and are recognized in interest expense as an adjustment to the cost of the new borrowings over their remaining life. The increase in interest expense related to the remaining deferred premium is expected to be $9.6 million, $4.5 million, $1.5 million and $200,000 in the years ended December 31, 2006, 2007, 2008 and 2009, respectively.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Required principal payments are as follows:

(Dollars in thousands)

Year Ended December 31:
2006	$87,237
2007	87,254
2008	72,271
2009	15,290
2010	311
Thereafter	10,199

$272,562

Pursuant to collateral agreements, FHLB-IN advances are secured by the following assets:

Description of Collateral	Amount Pledged
(Dollars in thousands)

FHLB-IN stock	$28,252
Loans secured by residential first mortgage loans	248,061
Loans secured by commercial first mortgage loans	242,939
GSE securities	65,078
Mortgage-backed securities and collateralized mortgage obligations	26,080

$610,410

Also included in borrowed money at December 31, 2005 were the Company’s sales of securities under agreements to repurchase (repurchase agreements). These repurchase agreements are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed money in the Company’s Consolidated Statements of Condition at December 31, 2005. The securities underlying these repurchase agreements continue to be reflected as assets of the Company. As of December 31, 2005, the Company’s borrowed money included $555,000 under repurchase agreements with the December 2005 monthly average totaling $262,000. The repurchase agreements are secured by a $965,000 GSE security which is held by the Bank. The weighted average rate paid on repurchase agreements during December 2005 was 3.53%.

As of December 31, 2005, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds. During 2005, these lines were used for liquidity purposes. As of December 31, 2005, these lines had a zero balance. The maximum amount borrowed during the year ended December 31, 2005 was $11.3 million and the weighted-average rate paid was 3.35%.

At December 31, 2005, the Company also had a $10.0 million revolving line of credit with a maturity date of March 31, 2006 and with each borrowing carrying an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate (LIBOR), at the Company’s option. The line of credit was obtained by the Company and is secured by the Bank’s common stock. The Company has not borrowed any funds under this line of credit.

Interest expense on borrowed money totaled $25.9 million, $26.1 million and $26.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Included in interest expense was $14.4 million and $2.1 million, respectively, of amortization of the deferred premium on the early extinguishment of debt for the years ended December 31, 2005 and 2004.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Employee Benefit Plans

The Company participates in an industry-wide, multi-employer, defined benefit pension plan, which covers full-time employees who have attained at least 21 years of age and completed one year of service. Benefits were frozen under this plan effective March 1, 2003. In addition, employees hired after that date are not eligible to enter the plan. Although no further benefits will accrue while the freeze remains in place, the freeze does not reduce the benefits accrued to date.

Calculations to determine full-funding status are made annually as of June 30. Pension expense for the years ended December 31, 2005, 2004 and 2003 was $840,000, $200,000 and $1.6 million, respectively. Asset and plan benefit information is not available for participating associations on an individual basis.

The Company also participates in a single-employer defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participation eligibility in this plan is substantially the same as in the aforementioned defined benefit pension plan. This 401(k) plan allows for employee contributions up to 12% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Effective January 1, 2005, the Company’s match under this plan was no longer distributed as an addition to the employees’ contributions. The Plan was amended to allow for the Company match to be paid to eligible employees annually as shares distributed through the Company’s ESOP. All future distributions through the ESOP will be made under the original specified percentage of employee contributions and will constitute future expense under the ESOP plan. Accordingly, the Company did not incur any expense under this Plan for the year ended December 31, 2005. Plan expense for the years ended December 31, 2004 and 2003 was $239,000 and $230,000, respectively.

The Company provides supplemental retirement benefits for certain senior officers in the form of payments upon retirement, death, or disability. The annual benefit is based on actuarial computations of existing plans without imposing Internal Revenue Service limits. This plan was frozen in 2003 along with the Company’s pension plan. There was no expense related to this plan in 2005 and 2004. Expenses related to this plan for the year ended December 31, 2003 were $29,000.

9.  Stock-Based Benefit Plans

In 1998, the Company established an ESOP for the employees of the Company and the Bank. The ESOP is a qualified pension plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. Upon formation, the ESOP borrowed $14.3 million from the Company and purchased 1,428,300 shares of common stock. Expense is recognized based on the fair value (average stock price) of shares scheduled to be released from the ESOP trust. One-twelfth of the shares are scheduled to be released each year as one-twelfth of the loan (principal and interest) is scheduled to be repaid each year. Dividends on both allocated and unallocated shares are used to pay down the loan. Compensation expense related to the Company’s ESOP was $1.3 million, $1.7 million and $1.7 million, respectively, for the years ended December 31, 2005, 2004 and 2003. ESOP shares not committed to be released are not considered outstanding for purposes of computing earnings per share. The Bank made contributions to the ESOP plan in order to pay down the loan outstanding totaling $1.3 million for each of the three years ended December 31, 2005, 2004 and 2003.

Effective January 1, 2005, the ESOP plan was amended to allow for the distribution of the Company’s 401(k) match to be made by distributing shares from the ESOP to the employees. This distribution will be made on an annual basis in conjunction with the annual allocations of the ESOP.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes shares of Company common stock held by the ESOP:

	December 31,
	2005	2004
	(Dollars in thousands)

Shares allocated to participants	736,982	652,576
Unallocated and unearned shares	476,188	595,947

	1,213,170	1,248,523

Fair value of unearned ESOP shares	$6,809	$8,504

The Company also provides supplemental retirement benefits for certain senior officers under the ESOP. This benefit is also based on computations for the existing plan exclusive of Internal Revenue Service limits. Compensation expense related to this supplemental plan for the years ended December 31, 2005, 2004 and 2003, was $22,000, $47,000 and $72,000, respectively.

In February 1999, the Company, with shareholder approval, established the RRP, which is a stock-based incentive plan, and a stock option plan. The Bank contributed $7.5 million to the RRP to purchase an aggregate total of 714,150 shares of Company common stock. On April 1, 1999, the Compensation Committee of the Board of Directors granted an aggregate of 707,000 shares under this plan to 92 participants. On April 1, 2003, the Compensation Committee made an additional grant of an aggregate of 21,000 shares to five participants. On April 1, 2004, the remaining 1,050 shares were granted to two participants.

The following table summarizes shares of Company’s common stock within the RRP at December 31, 2005:

Shares purchased by the plan	714,150
Shares granted in 1999	(707,000)
Shares forfeited in 1999	2,000
Shares forfeited in 2000	6,800
Shares forfeited in 2001	2,700
Shares forfeited in 2002	2,600
Shares granted in 2003	(21,000)
Shares forfeited in 2003	800
Shares granted in 2004	(1,050)

Shares available for grant December 31, 2005	—

The shares granted in the RRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of the date of grant. The remaining unamortized cost of the RRP is reflected as a reduction in stockholders’ equity. Compensation expense under this plan for the years ended December 31, 2005, 2004 and 2003 was $48,000, $414,000 and $1.3 million, respectively.

The Company has stock option plans under which shares of Company common stock are reserved for the grant of both incentive and non-qualified stock options to directors, officers, and employees. The dates the stock options are first exercisable and expire are determined by the Compensation Committee of the Company’s Board of Directors at the time of the grant. The exercise price of the stock options is equal to the fair market value of the common stock on the grant date.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a combined analysis of the stock option activity for each of the three years ended December 31, 2005, 2004 and 2003. The number of shares presented are in thousands.

	Number of	Range of Exercise
	Shares	Prices per Share

Outstanding at January 1, 2003	1,798	$4.21 –$14.46
Granted	280	13.99 – 14.76
Exercised	(185)	4.21 – 14.00
Forfeited	(79)	8.19 – 14.25

Outstanding at December 31, 2003 (1,040 exercisable)	1,814	4.78 – 14.76
Granted	223	14.64 – 14.64
Exercised	(246)	4.78 – 13.09
Forfeited	(26)	8.44 – 14.64

Outstanding at December 31, 2004 (1,211 exercisable)	1,765	4.78 – 14.76
Granted	235	13.48 – 13.48
Exercised	(144)	4.78 – 13.99
Forfeited	(33)	8.44 – 14.64

Outstanding at December 31, 2005 (1,823 exercisable)	1,823	$4.79 – $14.76

At December 31, 2005, there were 28,450 shares available for future grants under the Company’s stock option plans. The weighted average exercise price of stock options exercised during 2005 was $10.28 per share. The weighted average exercise price of stock options forfeited during 2005 was $13.67 per share. The fair value of stock options granted during 2005 was $2.81 per share. The weighted average exercise price of stock options exercised during 2004 was $9.49. The weighted average exercise price of options forfeited during 2004 was $14.13. The fair value of stock options granted during 2004 was $3.27 per share. Assumptions for fair value of stock option grants are included in Note 1.

On September 30, 2005, the Company accelerated the vesting of all of its stock options. Accordingly, 622,705 stock options which would have otherwise vested from time to time over the next five years became immediately exercisable as a result of the accelerated vesting. The remaining terms for each of the stock options granted remain the same. Based on the Company’s closing stock price of $13.40 per share on the date of accelerated vesting, 95% of the total accelerated stock options had exercise prices above the closing market price at the time of acceleration. All of the accelerated stock options have exercise prices between $10.38 and $14.76 per share, with a total weighted average exercise price per share of $13.82 per share.

Options outstanding and exercisable at December 31, 2005 were as follows:

	As of December 31, 2005
	Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
		Remaining	Exercise
Range of Exercise Prices:	Number	Contractual Life	Price

$ 4.79 – $ 7.00	26,670	0.9	$6.30
$ 7.01 – $10.00	767,550	3.4	9.79
$10.01 – $12.00	214,500	5.3	11.17
$12.01 – $13.50	298,245	8.7	13.47
$13.51 – $14.76	515,806	7.6	14.31

Outstanding	1,822,771	5.6	11.78

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Income Taxes

The income tax provision consists of the following:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Current tax expense (benefit):
Federal	$1,283	$(6,066)	$1,046
State	204	—	158
Deferred tax expense (benefit):
Federal	(190)	114	(433)
State	(121)	(1,252)	(170)

	$1,176	$(7,204)	$601

A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2005	2004	2003

Statutory rate	35.0%	(35.0)%	35.0%
State taxes	0.9	(5.9)	(0.3)
Bank-owned life insurance	(8.6)	(3.7)	(12.2)
Low-income housing tax credits	(8.2)	(3.1)	(7.7)
Other	(0.1)	(4.6)	(0.3)

Effective rate	19.0%	(52.3)%	14.5%

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)

Deferred tax assets:
Allowance for losses on loans	$5,051	$5,204
Deferred compensation	645	560
Deferred loan fees	962	1,291
Operating loss/tax credit carryforward	6,884	12,278
Other	616	395

	14,158	19,728
Deferred tax liabilities:
Unamortized deferred premium on early extinguishment of debt	6,131	11,715
FHLB stock dividends	1,263	1,146
Other	331	745

	7,725	13,606

Net deferred tax asset	6,433	6,122
Tax effect of adjustment related to unrealized depreciation on available-for-sale securities	903	218

Net deferred tax assets including adjustments	$7,336	$6,340

Prior to 1988, the Bank qualified as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts, which differed from the provision for such losses charged to income. Retained earnings at December 31, 2005 and 2004 included approximately $12.5 million, for which no provision for income taxes has been made. If in the future this portion of retained earnings is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable rates. The unrecorded deferred tax liability at December 31, 2005 and 2004 would have been approximately $4.9 million.

At December 31, 2005, the Company had federal and state net operating losses of $10.4 million and $20.6 million, respectively, which are being carried forward to reduce future taxable income. The carryforwards expire between 2016 and 2024.

11.  Related Party Disclosures

The Company has no material related party transactions which would require disclosure. In compliance with applicable banking regulations, the Company may extend credit to certain officers and directors of the Company and its subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.

12.  Stockholders’ Equity and Regulatory Capital

In March 2003, the Company announced its current share repurchase program. Under this plan, the Company can repurchase up to 1,200,000 shares of the Company’s common stock. The Company plans to use existing funds and/or short-term borrowings to finance the repurchases. Total shares available for repurchase under this plan are 655,982 at December 31, 2005.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information with respect to the Company’s 2003 share repurchase program.

	Shares Repurchased	Cost of Shares	Average Cost per
	in Period	Repurchased	Share
	(Dollars in thousands)

Years ended:
2004	19,844	$269	$13.56
2005	524,174	7,253	13.84

Plan to date	544,018	$7,522	13.83

OTS regulations impose limitations upon all capital distributions by a savings institution if the institution would not be “well-capitalized” after the distributions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire its own stock, payments to shareholders of another institution in a cash out merger and other distributions charged against capital. The regulations provide that an institution must submit an application to the OTS to receive approval of the capital distributions if the institution (i) is not eligible for expedited treatment; or (ii) for which its total amount of capital distributions for the applicable calendar year exceeds its net income for that year to date plus its retained income for the preceding two years; or (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the institution would be required to provide a written notice to the OTS prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS.

The principal sources of cash flow for the Company are dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payments of dividends by the Bank are dependent upon individual regulatory capital requirements and levels of profitability.

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to quantitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below of the total risk-based, tangible, and core capital, as defined in the regulations. As of December 31, 2005, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2005, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, tangible, and core ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution’s category. At December 31, 2005, the Bank’s adjusted total assets were $1.2 billion and its risk-weighted assets were $1.0 billion.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

					To Be Well-Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2005:
Risk-based	$140,102	13.63%	$82,244	>8.00%	$102,806	>10.00%
Tangible	128,884	10.38	18,624	>1.50	24,832	>2.00
Core	128,884	10.38	49,665	>4.00	62,080	>5.00
As of December 31, 2004:
Risk-based	$131,660	12.23%	$86,155	>8.00%	$107,694	>10.00%
Tangible	120,075	9.24	19,485	>1.50	25,980	>2.00
Core	120,075	9.24	51,961	>4.00	64,951	>5.00

13.  Commitments

	December 31,
	2005	2004
	(Dollars in thousands)

Type of commitment
To originate retail loans:
Fixed rates (5.38% – 13.25% in 2005 and 3.90% – 10.25% in 2004)	$7,800	$5,761
Variable rates	1,635	3,250
To originate commercial real estate loans:
Fixed rates (6.30% – 7.00% in 2005 and 6.00% in 2004)	2,109	1,575
Variable rates	16,800	9,193
To originate commercial and industrial loans:
Fixed rates (7.00% in 2005 and 6.75% – 7.25% in 2004)	5	255
Variable rates	861	455
To purchase loans secured by commercial real estate:
Fixed rates (6.25% – 7.00% in 2004)	—	3,500
Variable rates	2,500	1,500
Unused lines of credit and construction loans	154,570	187,517
Letters of credit:
Secured by cash	255	270
Real estate	7,457	8,851
Business assets	445	365
Unsecured	9	9
Other — Credit enhancements	48,017	48,639

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. All commitments to extend credit or to purchase loans expire within the following year. Letters of credit expire at various times through 2014.

The Company also has commitments to fund community investments through investments in limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reinvestment Act (CRA). The Company has made commitments to various limited partnerships. These commitments include $3.1 million to be funded over seven years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above.

Letters of credit include credit enhancements which are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, which provides for a lower interest rate, the FHLB-IN issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB-IN and the Bank, would be required to reimburse the FHLB-IN for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially.

The letters of credit and credit enhancements provided by the Company are considered financial guarantees under FASB Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and were carried at a fair value of $471,000 in the aggregate as of December 31, 2005.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The carrying amounts and fair values of financial instruments consist of the following:

	December 31,
	2005		2004
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial Assets
Cash and cash equivalents	$24,177	$24,177	$38,094	$38,094
Securities, available-for-sale	218,550	218,550	202,219	202,219
Federal Home Loan Bank stock	28,252	28,252	27,665	27,665
Loans receivable, net of allowance for losses on loans	904,466	902,175	974,732	984,445
Interest receivable	6,142	6,142	5,456	5,456

Total financial assets	$1,181,587	$1,179,296	$1,248,166	$1,257,879

Financial Liabilities
Deposits	$828,635	$828,728	$863,178	$863,562
Borrowed money	257,326	269,710	286,611	317,391
Interest payable	739	739	678 678	678

Total financial liabilities	$1,086,700	$1,099,177	$1,150,467	$1,181,631

The carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable. Securities fair values are based on quotes received from a third-party pricing source.

The Company determined that for both variable-rate and fixed-rate loans, fair values are estimated using discounted cash flow analyses, with interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

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

The fair value of the Company’s off-balance sheet instruments is nominal.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands except per share data)

Net income (loss)	$5,017	$(6,577)	$3,538

Weighted average common shares outstanding	11,728,073	11,599,996	11,289,254
Common share equivalents(1)	236,941	297,498	413,381

Weighted average common shares and common share equivalents outstanding	11,965,014	11,897,494	11,702,635

Basic earnings (loss) per share	$0.43	$(0.57)	$0.31
Diluted earnings (loss) per share	0.42	(0.57)	0.30

(1)	Assumes exercise of dilutive stock options and also a portion of the unearned awards under the RRP.

For the years ended December 31, 2005, 2004 and 2003, stock options to purchase 231,750, 546,700 and 35,000 shares with weighted average exercise prices of $14.64, $14.30 and $14.63, respectively, were outstanding but not included in the computation of diluted earnings per share because the stock option exercise prices were greater than the average market price of the common stock.

16.  Other Comprehensive Income

The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$(2,274)	$(2,309)	$3,371
Related tax (expense) benefit	856	806	(1,241)

Net	(1,418)	(1,503)	2,130
Less: reclassification adjustment for net gains realized during the period:
Realized net gains (losses)	(478)	(299)	1,780
Related tax (expense) benefit	184	126	(681)

Net	(294)	(173)	1,099

Total other comprehensive income (loss)	$(1,124)	$(1,330)	$1,031

17.  Legal Proceedings

The Bank’s suit filed against the U.S. government in 1993, which was denominated as Citizens Financial Services, FSB v. United States, went to trial in June 2004 in the U.S. Court of Claims sitting in Washington, D.C. The Bank had previously been granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. At trial, the Bank sought damages of more than $20.0 million based on the report and testimony of its expert witness. The Government’s position was that the Bank suffered no compensable damage as a result of the breach. The trial concluded in early July 2004. On March 7, 2005, the Court of Claims entered judgment in favor of

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the Government is entitled to recover certain costs from the Bank with respect to one claim that the Bank had voluntarily dismissed during the proceeding. The Government has indicated that these costs are less than $5,000. The Company filed an appeal on May 17, 2005, in the case of Citizens Financial Services, FSB v. United States, Case No. 05-5116, with the U.S. Court of Appeals for the Federal Circuit. All briefing has been completed and oral argument was held on March 6, 2006. The Bank’s cost, including attorneys’ fees, expert witness fees, and related expenses of the litigation was approximately $171,000, $1.4 million, and $183,000 in 2005, 2004, and 2003, respectively. No significant additional expenses relating to this litigation are anticipated at this time.

The case of Betty and Raymond Crenshaw v. CFS Bancorp, et al. was filed in the United States District Court for the Northern District of Indiana sitting in Hammond, Indiana on December 6, 2005 under Cause No. 2:05 CV 440. The lawsuit names the Company, a police officer who was purportedly acting as the Bank’s security guard, along with three other police officers and the City of East Chicago as defendants. The lawsuit was brought in connection with an incident that occurred at a Bank branch on February 6, 2004. The complaint seeks compensation for alleged personal injuries, violations of civil rights, battery, false arrest, intentional infliction of emotional distress and loss of consortium. The plaintiffs also seek punitive damages and attorneys’ fees in this cause of action. The Company’s defense in this matter has been tendered to and accepted by the Company’s insurance carrier. An appearance has been filed on behalf of the Company by trial counsel retained by the Company’s insurance carrier. In the event that judgment was entered for the plaintiff, insurance would not be available to indemnify the Company for punitive damages should they be assessed. The total potential exposure to the Company is not quantifiable at this stage of the proceedings insofar as the amount of damages being sought was not specifically set forth in the complaint and no other demand has been made by the plaintiff to the Company.

Other than the above-referenced matters, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.  Condensed Parent Company Financial Statements

The following tables represent the condensed statement of financial condition as of December 31, 2005 and 2004 and condensed statement of income and cash flows for the three years ended December 31, 2005 for CFS Bancorp, Inc., the parent company.

Condensed Statements of Condition
(Parent Company Only)

	December 31,
	2005	2004
	(Dollars in thousands)

ASSETS
Cash on hand and in banks	$6,958	$11,926
Securities available-for-sale	305	337
Investment in subsidiary	129,349	126,943
Loan receivable from ESOP	6,177	7,429
Prepaid expenses and other assets	1,201	2,864

Total assets	$143,990	$149,499

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued taxes and other liabilities	$1,623	$1,588
Total stockholders’ equity	142,367	147,911

Total liabilities and stockholders’ equity	$143,990	$149,499

Condensed Statements of Income
(Parent Company Only)

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Dividends from subsidiary	$3,366	$2,941	$4,844
Interest income	639	1,019	1,402
Net loss on sale of investments	(32)	(1,038)	(11)
Non-interest expense	(993)	(1,276)	(1,202)

Net income before income taxes and equity in earnings (loss) of subsidiary	2,980	1,646	5,033
Income tax benefit (expense)	152	528	(15)

Net income before equity in undistributed earnings (loss) of subsidiary	3,132	2,174	5,018
Equity in undistributed earnings (loss) of subsidiary	1,885	(8,751)	(1,480)

Net income (loss)	$5,017	$(6,577)	$3,538

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)

Operating activities:
Net income (loss)	$5,017	$(6,577)	$3,538
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net accretion of premiums/discounts	—	(3)	(3)
Impairment of securities	32	1,018	120
Equity in undistributed earnings (loss) of the Bank	(1,885)	8,751	1,480
Net loss (gain) on sale of available-for-sale investment securities	—	20	(109)
Decrease in interest receivable	—	32	15
Decrease (increase) in prepaid expenses and other assets	1,663	(631)	(58)
Increase (decrease) in other liabilities	424	106	(1,832)

Net cash provided by operating activities	5,251	2,716	3,151
Investing activities:
Securities:
Purchases	—	—	(500)
Proceeds from paydowns and sales	81	6,415	416
Net loan originations and principal payment on loans	1,252	3,572	254

Net cash provided by investing activities	1,333	9,987	170
Financing activities:
Purchase of treasury stock	(7,253)	(869)	(9,273)
Proceeds from exercise of stock options	1,484	2,345	1,732
Dividends paid on common stock	(5,783)	(4,847)	(4,713)

Net cash used by financing activities	(11,552)	(3,371)	(12,254)

(Decrease) increase in cash and cash equivalents	(4,968)	9,332	(8,933)
Cash and cash equivalents at beginning of year	11,926	2,594	11,527

Cash and cash equivalents at end of year	$6,958	$11,926	$2,594

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.  Quarterly Financial Data (Unaudited)

The following table reflects summarized quarterly data for the periods presented (unaudited):

				Earnings (Loss)
	Interest	Net Interest	Net Income	per Share
	Income	Income	(Loss)	Basic	Diluted
	(Dollars in thousands, except per share data)

2005
First quarter	$16,663	$6,054	$266	$0.02	$0.02
Second quarter	17,342	7,200	1,012	0.09	0.08
Third quarter	17,208	7,913	1,887	0.16	0.16
Fourth quarter	18,251	8,694	1,852	0.16	0.16
2004
First quarter	$17,462	$7,363	$1,244	$0.11	$0.11
Second quarter	16,832	7,384	(357)	(0.03)	(0.03)
Third quarter	17,591	8,433	(2,781)	(0.24)	(0.24)
Fourth quarter	17,101	6,906	(4,683)	(0.40)	(0.40)

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting.

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2005 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of CFS Bancorp, Inc. (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with United States generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

The Company’s management assessed its internal control over financial reporting as of December 31, 2005, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2005, the Company’s internal controls over financial reporting is effective.

The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2005 has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears below.

/s/ Thomas F. Prisby	/s/ Charles V. Cole

Thomas F. Prisby	Charles V. Cole
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
CFS Bancorp, Inc.
Munster, Indiana

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CFS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that CFS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, CFS Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control —

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CFS Bancorp, Inc. as of December 31, 2005 and for the year then ended and our report dated February 9, 2006 expressed an unqualified opinion thereon.

/s/  BKD, LLP

Indianapolis, Indiana
February 9, 2006

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required herein is incorporated by reference from the section of the Registrant’s Proxy Statement which is expected to be filed on or about March 24, 2006 (Proxy Statement) titled Information With Respect to Nominees for Director, Continuing Directors and Executive Officers. Information related to the Company’s Code of Conduct and Ethics is incorporated by reference from the Proxy Statement.

Item 11.	Executive Compensation.

The information required herein is incorporated by reference from the section of the Registrant’s Proxy Statement titled Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required herein by Item 403 of Regulation S-K is incorporated by reference from the section of the Registrant’s Proxy Statement titled Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management.

Equity Compensation Plan Information.  The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2005.

Number of Shares
	Number of Shares to Be		Remaining Available
	Issued Upon the		for Future Issuance
	Exercise of Outstanding	Weighted-Average	(Excluding Shares
	Options, Warrants and	Exercise Price of	Reflected in the
Plan Category	Rights	Outstanding Options	First Column)

Equity Compensation Plans Approved by Security Holders	1,833,391	$11.77	28,450
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,833,391	$11.77	28,450

Item 13.	Certain Relationships and Related Transactions.

The information required herein is incorporated by reference from the section of the Registrant’s Proxy Statement titled Transactions with Certain Related Persons.

Item 14.	Principal Accounting Fees and Services

The information required herein is incorporated by reference from the section of the Registrant’s Proxy Statement titled Auditor Fees and Expenses.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this Report:

(1) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

(2)(a) The following exhibits are filed with the SEC as part of this Form 10-K, and this list includes the Exhibit Index.

3.1	Certificate of Incorporation of CFS Bancorp, Inc.(1)

3.2	Bylaws of CFS Bancorp, Inc.(1)

4.0	Form of Stock Certificate of CFS Bancorp, Inc.

10.1	Employment Agreement entered into between Citizens Financial Services, FSB and Thomas F. Prisby(2)

10.2	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby(2)

10.3	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan(3)

10.4	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement(3)

10.5	CFS Bancorp, Inc. 2003 Stock Option Plan(4)

10.6	Employment Agreement entered into between Citizens Financial Services, FSB and Charles V. Cole(5)

10.7	Employment Agreement entered into between Citizens Financial Services, FSB and Thomas L. Darovic(5)

10.8	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole(5)

10.9	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic(5)

10.10	Employment Agreement entered into between Citizens Financial Services, FSB and Zoran Koricanac(7)

10.11	Employment Agreement entered into between CFS Bancorp, Inc. and Zoran Koricanac(7)

10.12	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB(7)

10.13	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan(7)

23.0	Consent of Ernst & Young LLP

23.1	Consent of Crowe Chizek and Company LLC

23.2	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications

(1)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Stockholders filed on March 25, 2005.

(2)	Incorporated by Reference from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2003.

(3)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.

(4)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.

(5)	Incorporated by Reference from the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(6)	Incorporated by Reference from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2004.

(7)	Incorporated by Reference from the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Name	Title	Date

/s/ Thomas F. Prisby Thomas F. Prisby	Chairman of the Board and Chief Executive Officer (principal executive officer)	March 10, 2006

/s/ Charles V. Cole Charles V. Cole	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 10, 2006

/s/ Gregory W. Blaine Gregory W. Blaine	Director	March 10, 2006

/s/ Gene Diamond Gene Diamond	Director	March 10, 2006

/s/ Frank D. Lester Frank D. Lester	Director	March 10, 2006

/s/ Joyce M. Simon Joyce M. Simon	Director	March 10, 2006

/s/ Robert R. Ross Robert R. Ross	Director	March 10, 2006

/s/ Charles R. Webb Charles R. Webb	Director	March 10, 2006