Form 10-Q
period 2006-03-31
CFS BANCORP INC
filed 2006-05-10
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑

The Registrant had 11,631,655 shares of Common Stock issued and outstanding as of May 5, 2006.

CFS BANCORP, INC.

Exhibit 31.1
Exhibit 31.2
Exhibit 32.0

CFS BANCORP, INC.
Consolidated Statements of Condition

	March 31, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and amounts due from depository institutions	$15,402	$17,600
Interest-bearing deposits	9,757	1,785
Federal funds sold	9,372	4,792
Cash and cash equivalents	34,531	24,177

Securities available-for-sale, at fair value	267,106	218,550
Investment in Federal Home Loan Bank stock, at cost	28,252	28,252

Loans receivable	878,161	917,405
Allowance for losses on loans	(13,337)	(12,939)
Net loans	864,824	904,466

Interest receivable	7,146	6,142
Other real estate owned	574	540
Office properties and equipment	15,209	15,017
Investment in bank-owned life insurance	35,281	34,889
Prepaid expenses and other assets	10,220	9,491
Goodwill and intangible assets	1,348	1,364
Total assets	$1,264,491	$1,242,888

Liabilities and Stockholders’ Equity
Deposits	$846,796	$828,635
Borrowed money, net of unamortized deferred premium on early extinguishment of debt	265,228	257,326
Advance payments by borrowers for taxes and insurance	5,316	6,641
Other liabilities	6,978	7,919
Total liabilities	1,124,318	1,100,521

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	-	-
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 11,903,644 and 12,005,431 shares outstanding	234	234
Additional paid-in capital	190,415	190,402
Retained earnings	94,318	94,379
Treasury stock, at cost; 11,519,662 and 11,417,875 shares	(138,117)	(136,229)
Unallocated common stock held by ESOP	(4,462)	(4,762)
Unearned common stock acquired by RRP	-	(111)
Accumulated other comprehensive loss, net of tax	(2,215)	(1,546)
Total stockholders’ equity	140,173	142,367
Total liabilities and stockholders’ equity	$1,264,491	$1,242,888

See accompanying notes.

CFS BANCORP, INC.
Consolidated Statements of Income

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$14,903	$14,573
Securities	2,491	1,721
Other	563	369
Total interest income	17,957	16,663
Interest expense:
Deposits	4,548	3,005
Borrowed money	5,173	7,604
Total interest expense	9,721	10,609
Net interest income before provision for losses on loans	8,236	6,054
Provision for losses on loans	385	255
Net interest income after provision for losses on loans	7,851	5,799
Non-interest income:
Service charges and other fees	1,602	1,713
Commission income	62	165
Net realized losses on available-for-sale securities	(127)	(65)
Impairment on available-for-sale securities	—	(240)
Net realized gains on sales of other assets	1	62
Income from bank-owned life insurance	392	362
Other income	507	484
Total non-interest income	2,437	2,481
Non-interest expense:
Compensation and employee benefits	5,067	4,593
Net occupancy expense	662	723
Professional fees	351	355
Data processing	673	680
Furniture and equipment expense	427	443
Marketing	198	197
Amortization of core deposit intangibles	16	16
Other general and administrative expenses	1,333	1,253
Total non-interest expense	8,727	8,260
Income before income taxes	1,561	20
Income tax expense (benefit)	252	(246)
Net income	$1,309	$266

Per share data:
Basic earnings per share	$0.11	$0.02
Diluted earnings per share	0.11	0.02
Cash dividends declared per share	0.12	0.12
Weighted-average shares outstanding	11,504,748	11,786,828
Weighted-average diluted shares outstanding	11,749,377	12,051,942

See accompanying notes.

CFS BANCORP, INC.
Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unalloc. Common Stock Held By ESOP	Unearned Common Stock Acquired By RRP	Accum. Other Compre-hensive Loss	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2005	$234	$189,991	$94,904	$(130,689)	$(5,959)	$(148)	$(422)	$147,911
Net income	-	-	266	-	-	-	-	266
Other comprehensive loss, net of tax: Change in unrealized appreciation on available-for-sale securities, net of reclassification adjustment							(904)	(904)
Total comprehensive loss								(638)
Purchase of treasury stock	-	-	-	(283)	-	-	-	(283)
Shares earned under ESOP	-	123	-	-	299	-	-	422
Exercise of stock options	-	(10)	-	63	-	-	-	53
Tax benefit related to stock options exercised	-	5	-	-	-	-	-	5
Dividends declared on common stock ($0.12 per share)	-	-	(1,378)	-	-	-	-	(1,378)
Balance at March 31, 2005	$234	$190,109	$93,792	$(130,909)	$(5,660)	$(148)	$(1,326)	$146,092

Balance at January 1, 2006	$234	$190,402	$94,379	$(136,229)	$(4,762)	$(111)	$(1,546)	$142,367
Net income	-	-	1,309	-	-	-	-	1,309
Other comprehensive loss, net of tax: Change in unrealized appreciation on available-for-sale securities, net of reclassification adjustment							(669)	(669)
Total comprehensive income								640
Purchase of treasury stock	-	-	-	(3,788)	-	-	-	(3,788)
Shares earned under ESOP	-	138	-	-	300	-	-	438
Reclassification of unearned compensation to additional paid-in capital upon the adoption of SFAS 123(R)	-	(111)	-	-	-	111	-	-
Exercise of stock options	-	(214)	-	1,900	-	-	-	1,686
Tax benefit related to stock options exercised	-	200	-	-	-	-	-	200
Dividends declared on common stock ($0.12 per share)	-	-	(1,370)	-	-	-	-	(1,370)
Balance at March 31, 2006	$234	$190,415	$94,318	$(138,117)	$(4,462)	$-	$(2,215)	$140,173

See accompanying notes.

CFS BANCORP, INC.
Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(Dollars in thousands)
Operating activities:
Net income	$1,309	$266
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	385	255
Depreciation and amortization	366	384
Premium amortization on the early extinguishment of debt	2,568	4,724
Net premium amortization on securities available-for-sale	(40)	328
Impairment of securities available-for-sale	-	240
Deferred income tax benefit	(76)	(1,377)
Amortization of cost of stock benefit plans	438	422
Tax benefit from exercises of nonqualified stock options	200	5
Proceeds from sale of loans held-for-sale	1,858	5,426
Origination of loans held-for-sale	(2,072)	(4,673)
Net loss realized on sale of securities	127	65
Dividends received on Federal Home Loan Bank stock	-	(295)
Net gain realized on sale of other assets	(1)	(62)
Increase in cash surrender value of bank-owned life insurance	(392)	(362)
(Increase) decrease in prepaid expenses and other assets	(2,014)	1,124
Increase (decrease) in other liabilities	104	(306)
Net cash provided by operating activities	2,760	6,164

Investing activities:
Securities:
Proceeds from sales	21,067	16,754
Proceeds from maturities and paydowns	4,485	11,822
Purchases	(75,265)	(43,071)
Net loan fundings and principal payments received	37,684	3,214
Proceeds from sales of loans and loan participations	1,584	5,427
Proceeds from sale of real estate owned	-	241
Purchases of property and equipment	(573)	(124)
Disposal of property and equipment	32	15
Net cash used for investing activities	(10,986)	(5,722)

Financing activities:
Proceeds from exercise of stock options	1,686	52
Dividends paid on common stock	(1,443)	(1,362)
Purchase of treasury stock	(3,788)	(283)
Net increase (decrease) in deposit accounts	18,116	(20,093)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(1,325)	1,131
Net increase in repurchase agreements	5,370	-
Net decrease in borrowed funds	(36)	(33)
Net cash flows provided by (used for) financing activities	18,580	(20,588)
Net increase (decrease) in cash and cash equivalents	10,354	(20,146)
Cash and cash equivalents at beginning of period	24,177	38,094
Cash and cash equivalents at end of period	$34,531	$17,948

Supplemental disclosure of non-cash activities:
Loans transferred to real estate owned	$53	$443

Cash paid for interest on deposits	$4,584	$2,993
Cash paid for interest on borrowings	5,173	2,872
Cash paid for taxes	150	-

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statements Presentation

The consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of March 31, 2006 and for the three months ended March 31, 2006 and March 31, 2005 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation for the interim periods. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006. The accompanying consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The March 31, 2006 consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. The determination of the allowance for losses on loans and the accounting for income taxes are highly dependent on management’s estimates, judgments and assumptions where changes in those estimates and assumptions could have a significant impact on the financial statements.

Some items in the prior period financial statements were reclassified to conform to the current period’s presentation.

2. Change in Accounting Principle

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. The Company has elected the modified prospective application.

During 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all currently outstanding unvested stock options (Options) to purchase shares of common stock of CFS Bancorp, Inc. Accordingly, all of the Company’s then outstanding unvested options became vested as of September 30, 2005. The estimated future option expense associated with these options was $1.7 million, net of tax, and would have been required to be recorded in the Company’s income statement in future periods upon its adoption of SFAS 123(R) in January 2006. Since the Company accounted for its stock options in accordance with APB 25 at the time of acceleration, the Company reported this compensation expense related to the affected options for disclosure purposes only in 2005. Since all of the stock options that have been granted by the Company vested prior to January 1, 2006, the Company did not record any compensation expense related to its stock options for the three months ended March 31, 2006.  In addition, other certain disclosures required by SFAS 123(R) were deemed to be immaterial at this time by the Company.

    Prior to the adoption of SFAS 123(R), unearned compensation related to the Company's RRP was classified as a separate component of stockholders' equity.  In accordance with the provisions of SFAS 123(R), on January 1, 2006, the remaining balance of the Company's unearned common stock related to the RRP was reclassified to additional paid-in capital on the Company's statement of financial condition.

Also prior to the adoption of SFAS 123(R), the Company accounted for its stock option plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost was reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), pro forma net income and pro forma earnings per share are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

Three Months Ended March 31, 2005
(Dollars in thousands, except per share data)
Net income (as reported)	$266
Stock-based compensation expense determined using fair value method, net of tax	143
Pro forma net income	$123

Basic earnings per share (as reported)	$0.02
Pro forma basic earnings per share	0.01
Diluted earnings per share (as reported)	0.02
Pro forma diluted earnings per share	0.01

3. Other Comprehensive Loss

The related income tax effect and reclassification adjustments to the components of other comprehensive loss for the periods indicated are as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Unrealized holding losses arising during the period:
Unrealized net securities losses	$(1,197)	$(1,693)
Related tax benefit	450	602
Net	(747)	(1,091)
Less: reclassification adjustment for net losses realized during the period:
Realized net securities losses	(127)	(305)
Related tax benefit	49	118
Net	(78)	(187)
Total other comprehensive loss	$(669)	$(904)

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Net income	$1,309	$266

Weighted average common shares outstanding	11,504,748	11,786,828
Common share equivalents (1)	244,629	265,114
Weighted average common shares and common share equivalents outstanding	11,749,377	12,051,942

Basic earnings per share	$0.11	$0.02
Diluted earnings per share	0.11	0.02

(1) Assumes exercise of dilutive stock options and also a portion of the unearned awards under the RRP.

For the three months ended March 31, 2006 and 2005, the Company had 220,000 and 301,000, respectively, anti-dilutive options which were not included in the above earnings per share calculations.

5. New Accounting Pronouncements

Earnings Per Share

On September 30, 2005, the Financial Accounting Standards Board (FASB) issued a proposed amendment to SFAS No. 128, Earnings per Share, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The primary impact on the Company of the proposed Statement is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently SFAS No. 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted average of the number of incremental shares included in each quarterly diluted EPS computation. Under the proposed amendment, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change, if adopted, is not expected to have a significant impact on the Company’s diluted earnings per share.

Separately Recognized Servicing Assets and Servicing Liabilities

In March 2006, the FASB issued SFAS No. 156 which amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

• Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date.

• Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur.

SFAS No. 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not early adopt SFAS No. 156 on January 1, 2006. The Company is currently evaluating the effect of adoption of this Statement on the Company’s financial condition and results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of  Operations

Forward Looking Statements

Certain statements contained in this Form 10-Q, in other filings made by the Company with the U.S. Securities and Exchange Commission (SEC), and in the Company’s press releases or other stockholder communications are forward-looking statements, as that term is defined in

U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the Company’s affairs or the industry in which it conducts business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “would be,” “will,” “intends to,” “project” or similar expressions or the negative thereof.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also advises readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company’s lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part II. Item 1A. Risk Factors” of this Form 10-Q as well as “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Such forward-looking statements are not guarantees of future performance. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

The Company’s net income for the first quarter of 2006 increased $1.0 million to $1.3 million from $266,000 for the same period in 2005. The primary reason for the improved earnings was an increase in net interest income of $2.2 million from the prior year period. The Company’s net interest income benefited from a $2.2 million reduction in the amortization of the deferred premium on the early extinguishment of debt to $2.6 million for the first quarter of 2006 from $4.7 million for the 2005 period.

The Company’s total assets increased to $1.3 billion at March 31, 2006 primarily due to a $48.6 million increase in securities available-for-sale. This increase was funded by a combination of a $39.2 million decrease in loans receivable and an $18.2 million increase in deposits. The increase in deposits resulted from the progress the Company’s Community Bank Presidents and their teams have made in developing both new as well as deepening existing business deposit relationships with small businesses in the Company’s target markets. The Company’s loan portfolio decreased $39.2 million at March 31, 2006 from December 31, 2005 due to high loan repayments during the period. The Company’s loan growth is currently below management’s long-term expectations primarily as a result of the strong competition for commercial loans in its target markets. In addition, the Company’s loan growth has been adversely affected by local competition for experienced commercial lenders. The Company is seeking to hire additional experienced lenders who can increase the size of the commercial loan portfolio while maintaining the Company’s standards for credit quality.

In conjunction with the Company’s growth strategy, management decided to close its Naperville, Illinois, store-front branch when the lease expired during the first quarter of 2006. This branch was initially opened in 2003 to expand the Company’s footprint at a relatively low cost. Loan and deposit growth did not meet management’s expectations which resulted in the closing. The Company’s Bolingbrook, Illinois, branch will service the deposits previously serviced by the Naperville branch.

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

The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2005. These policies, along with the disclosures presented in the notes to the Company’s unaudited financial statements included in Item 1 of this Form 10-Q and in this management’s discussion and analysis, provide information on the methodology for the valuation of significant assets and liabilities in the Company’s financial statements. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans and the accounting for income taxes to be critical accounting policies.

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

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required which could adversely affect earnings or the Company’s financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for the Bank and the carrying value of its other non-performing loans, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans.

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

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following table provides information regarding (i) the Company’s interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the periods indicated.

	Three Months Ended March 31,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$894,496	$14,903	6.76%	$983,286	$14,573	6.01%
Securities (2)	240,746	2,491	4.20	204,167	1,721	3.42
Other interest-earning assets (3)	48,553	563	4.70	39,197	369	3.82
Total interest-earning assets	1,183,795	17,957	6.15	1,226,650	16,663	5.51

Non-interest earning assets	69,273			74,641
Total assets	$1,253,068			$1,301,291

Interest-bearing liabilities:
Deposits:
Checking accounts	$104,815	249	0.96	$97,913	85	0.35
Money market accounts	126,884	742	2.37	144,116	388	1.09
Savings accounts	167,528	145	0.35	196,406	160	0.33
Certificates of deposit	374,428	3,412	3.70	359,828	2,372	2.67
Total deposits	773,655	4,548	2.38	798,263	3,005	1.53

Borrowed money (4) (5)	261,886	5,173	8.01	289,082	7,604	10.67
Total interest-bearing liabilities	1,035,541	9,721	3.81	1,087,345	10,609	3.96
Non-interest bearing deposits	61,046			48,538
Non-interest bearing liabilities	14,760			18,172
Total liabilities	1,111,347			1,154,055
Stockholders' equity	141,721			147,236
Total liabilities and stockholders' equity	$1,253,068			$1,301,291
Net interest-earning assets	$148,254			$139,305
Net interest income / interest rate spread		$8,236	2.34%		$6,054	1.55%
Net interest margin			2.82%			2.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			114.32%			112.81%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)
The 2006 period includes an average of $4.0 million of repurchase agreements and $272.5 million of contractual FHLB borrowings, which amount was reduced by an average of $14.7 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed money includes $2.6 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money as reported to 8.01% compared to an average contractual rate of 3.78%.

(5)
The 2005 period includes an average of $385,000 of federal funds purchased and $316.8 million of contractual FHLB borrowings, which amount was reduced by an average of $9.3 million of unamortized deferred premium contractual on the early extinguishment of debt. Interest expense on borrowed money includes $4.7 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money as reported to 10.67% compared to an average rate of 3.77%.

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

	Three Months Ended March 31, 2006 Compared
	to Three Months Ended March 31, 2005
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,809	$(1,316)	$(163)	$330
Securities	392	308	70	770
Other interest-earning assets	86	88	20	194
Total net change in income on interest- earning assets	2,287	(920)	(73)	1,294
Interest-bearing liabilities:
Deposits:
Checking accounts	148	6	10	164
Money market accounts	454	(46)	(54)	354
Savings accounts	10	(24)	(1)	(15)
Certificates of deposit	907	96	37	1,040
Total deposits	1,519	32	(8)	1,543
Borrowed money	(1,894)	(715)	178	(2,431)
Total net change in expense on interest- bearing liabilities	(375)	(683)	170	(888)
Net change in net interest income	$2,662	$(237)	$(243)	$2,182

Analysis of Statements of Income

Net Interest Income. Net interest income before the provision for losses on loans is the principal source of earnings for the Company and consists of interest income earned on loans, investment securities and other interest-earning assets less interest expense paid on deposits and borrowed funds. The Company’s net interest income before the provision for losses on loans for the three months ended March 31, 2006 increased 36.0% to $8.2 million from $6.1 million for the comparable 2005 period.

Net interest income is a function of the Company’s interest rate spread, which is the difference between the average yield earned on the Company’s interest-earning assets and the average rate paid on its interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. The Company’s net interest spread for the three months ended March 31, 2006 improved 79 basis points to 2.34% from 1.55% for the same period in 2005. The Company’s net interest margin, which is net interest income as a percentage of average interest-earning assets, for the three months ended March 31, 2006 improved 82 basis points to 2.82% from 2.00% for the comparable 2005 period. The improvements in the Company’s net interest spread and net interest margin were primarily a result of a 64 basis point increase in its average yield on interest-earning assets coupled with a 15 basis point decrease in the average cost of interest-bearing liabilities.

Interest Income. The Company’s interest income increased 7.8% to $18.0 million for the three months ended March 31, 2006 from $16.7 million for the comparable 2005 period. The weighted-average yield on the Company’s interest-earning assets for the 2006 period increased 64 basis points to 6.15% from 5.51% for the comparable 2005 period. This increase was primarily a result of the upward repricing of adjustable-rate loans reflecting higher market rates of interest coupled with the Company’s investment in higher yielding investment securities. As of March 31, 2006, the Company’s $878.2 million net loan portfolio consisted of $240.8 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $387.4 million of variable-rate loans tied to other indices. Partially mitigating the positive impact on interest income of the increases in the weighted-average yield, the balance of the Company’s weighted-average interest-earning assets decreased 3.5% to $1.2 billion for the three months ended March 31, 2006 from the comparable 2005 period. This decrease was primarily the result of loan repayments partially offset by an increase in securities available-for-sale. The Company utilized the funds received from loan repayments in 2005 to pay down FHLB borrowings during the fourth quarter of 2005.

Interest Expense. The Company’s interest expense decreased 8.4% to $9.7 million for the three months ended March 31, 2006 from $10.6 million for the same period in 2005. The Company’s average cost of interest-bearing liabilities decreased 15 basis points for the three months ended March 31, 2006 from the comparable 2005 period. The decreases were due to the decrease in the amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) to $2.6 million for the 2006 period from $4.7 million for the 2005 period which was partially offset by an increase in interest expense on deposit accounts of $1.5 million. The increase in interest expense on deposit accounts was mainly the result of the upward repricing of checking, money market and certificates of deposit as a result of higher market rates of interest existing since March 2005 resulting in an 85 basis point increase in the weighted-average rate paid. However, the Company continues to grow its non-interest bearing deposits as a way to reduce its interest expense. For the first quarter of 2006, the Company’s average non-interest bearing deposits increased 25.8% to $61.0 million compared to the 2005 period while its average interest-bearing deposits decreased 3.1%.

The Company continues to experience the positive effects of the Company’s 2004 FHLB debt restructuring through the reduction of the amount of debt outstanding and the contractual interest rates paid; however, the related quarterly Premium Amortization continues to adversely affect the Company’s net interest margin. For the three months ended March 31, 2006 and 2005, the Premium Amortization reduced the net interest margin by 88 basis points and 156 basis points, respectively. The interest expense related to the Premium Amortization is expected to be $2.6 million, $2.5 million, $2.0 million and $1.4 million before taxes in the quarters ended June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2007, respectively.

    Provision for losses on loans. The Company’s provision for losses on loans was $385,000 for the three months ended March 31, 2006 as compared to $255,000 for the 2005 period. For additional information, see “Changes in Financial Condition - Allowance for Losses

on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Non-interest income. The Company’s non-interest income for the first quarter of 2006 was $2.4 million and was relatively stable when compared to $2.5 million for the same period in 2005. The Company’s service charges and other fees decreased to $1.6 million for the 2006 period from $1.7 million for the comparable 2005 period. Commission income from the Company’s third-party service provider for the sale of investment products decreased during the 2006 period to $62,000 from $165,000 for the comparable 2005 period as rates offered on certificates of deposit have become more competitive relative to the yields available on non-deposit products. The Company’s realized losses on the sales of available-for-sale securities were $127,000 during the first quarter of 2006 compared to realized losses of $65,000 during the first quarter of 2005. The Company’s non-interest income for the first quarter of 2005 included a $240,000 impairment charge on available-for-sale securities due to an impairment on its investment in a Freddie Mac fixed-rate perpetual preferred stock; there was no impairment charge in the 2006 period.

Non-interest expense. Non-interest expense was $8.7 million for the three months ended March 31, 2006 compared to $8.3 million for the 2005 period. The increase from 2005 was primarily the result of higher compensation and pension expense of $154,000 and $280,000, respectively. Based on estimates of future contribution levels received from the administrator of the Company’s multi-employer defined benefit pension plan, the Company currently estimates that its pension expense will range from $1.0 million to $1.8 million in 2006 as compared to $840,000 in 2005. This estimate is based on various actuarial assumptions used by the plan administrator who has cautioned the Company that any estimate is imprecise considering all of the variables that are taken into account by the plan administrator in calculating the Company’s future contribution. In addition, the Company’s future pension benefit obligations could be significantly impacted by proposed government legislation relating to the funding of defined benefit plans.

The Company’s efficiency and core efficiency ratios for the three months ended March 31, 2006 and 2005 are presented in the following table:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Efficiency Ratio:
Non-interest expense	$8,727	$8,260
Net interest income before the provision for losses on loans plus non-interest income	$10,673	$8,535
Efficiency ratio	81.77%	96.78%

Core Efficiency Ratio:
Non-interest expense	$8,727	$8,260

Net interest income before the provision for losses on loans plus non-interest income	$10,673	$8,535
Adjustments:
Net realized losses on sales of securities available-for-sale	127	65
Impairment of securities available-for-sale	—	240
Net realized gains on sales of assets	(1)	(62)
Amortization of deferred premium	2,568	4,724
Net interest income before the provision for losses on loans plus non-interest income - as adjusted	$13,367	$13,502
Core efficiency ratio	65.29%	61.18%

Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and operating efficiency. The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of non-interest income and net interest income before the provision for losses on loans. Many financial institutions, in calculating the efficiency ratio, adjust non-interest income (as calculated under GAAP) to exclude certain component elements, such as gains or losses on sales of securities and assets. Management follows this practice to calculate its core efficiency ratio and utilizes this non-GAAP measure in its analysis of the Company’s performance. The core efficiency ratio is different from the GAAP-based efficiency ratio. The GAAP-based measure is calculated using non-interest expense, net interest income before the provision for losses on loans and non-interest income as presented on the consolidated statements of income.

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

The risks associated with utilizing operating measures (such as the efficiency ratio) are that various persons might disagree as to the appropriateness of items included or excluded in these measures and that other companies might calculate these measures differently. Management of the Company compensates for these limitations by providing detailed reconciliations between GAAP information and its core efficiency ratio above.

Income Tax Expense. The Company’s income tax expense for the three months ended March 31, 2006 was $252,000 compared to an income tax benefit of $246,000 for the comparable 2005 period. The increase in tax expense for the three months ended March 31, 2006 was a result of the increase in pre-tax earnings in the 2006 period from the comparable 2005 period. Permanent tax differences, primarily related to the Company’s investment in bank-owned life insurance, and the application of available tax credits continue to have a favorable impact on income tax expense.

Changes in Financial Condition

Securities. The amortized cost of the Company’s securities and their fair values were as follows at March 31, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At March 31, 2006:
Government sponsored entity (GSE) securities (1)	$221,218	$1	$(2,875)	$218,344
Mortgage-backed securities	27,974	5	(590)	27,389
Collateralized mortgage obligations	19,962	5	(249)	19,718
Trust preferred securities	85	141	—	226
Equity securities	1,385	44	—	1,429
	$270,624	$196	$(3,714)	$267,106

At December 31, 2005:
Government sponsored entity (GSE) securities (1)	$167,047	$94	$(1,932)	$165,209
Mortgage-backed securities	29,927	29	(500)	29,456
Collateralized mortgage obligations	22,553	7	(222)	22,338
Trust preferred securities	85	51	—	136
Equity securities	1,386	25	—	1,411
	$220,998	$206	$(2,654)	$218,550

(1) At March 31, 2006 and December 31, 2005, the Company held $14.5 million and $12.2 million of callable GSE securities.

The Company’s securities portfolio increased due to the Company purchasing over $75.0 million of securities by reinvesting funds received predominantly from loan repayments. The mix of the securities held in the portfolio continues to be heavily weighted with non-callable GSE securities. During the first quarter of 2006, approximately $21.1 million of available-for-sale securities were sold incurring an aggregate net loss on the sales of $127,000. These securities were sold so the net proceeds could be reinvested at a rate of return that is expected to recover the loss within six months from the sales.

On a quarterly basis, the Company evaluates all securities for determining if any unrealized losses are deemed other-than-temporarily impaired pursuant to guidelines established in EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. At March 31, 2006, all securities available-for-sale with a loss position consisted of securities issued by the federal government, its agencies or GSE’s, including the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation and the Government National Mortgage Association, and in management’s belief, are attributable to changes in market interest rates and not the credit quality of the issuers. Management does not believe any of these securities are other than temporarily impaired.

Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$346,958	39.5%	$381,956	41.6%
Construction and land development	148,807	17.0	136,558	14.9
Commercial and industrial	54,493	6.2	61,956	6.8
Total commercial loans	550,258	62.7	580,470	63.3

Retail loans:
Single-family residential	231,286	26.3	235,359	25.7
Home equity lines of credit	91,618	10.4	96,403	10.5
Other	4,999	0.6	5,173	0.5
Total retail loans	327,903	37.3	336,935	36.7

Total loans receivable, net of unearned fees	$878,161	100.0%	$917,405	100.0%

Total loans decreased $39.2 million at March 31, 2006 from December 31, 2005 primarily as a result of principal repayments totaling over $41.0 million for the quarter. The majority of the principal repayments related to the commercial real estate loan portfolio and was the result of the sale of the underlying collateral by the borrowers.

Allowance for Losses on Loans. At March 31, 2006, the Bank’s allowance for losses on loans was $13.3 million, an increase of 3.1% from December 31, 2005. The allowance for losses on loans represented 52.2% and 61.5%, respectively, of the Bank’s non-performing loans and 1.52% and 1.41%, respectively, of its total loans receivable as of March 31, 2006 and December 31, 2005. Management of the Bank believes that, as of March 31, 2006, the allowance for losses on loans was adequate.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$12,939	$13,353
Provision for losses on loans	385	255
Charge-offs	(147)	(238)
Recoveries	160	65
Balance at end of period	$13,337	$13,435

As of March 31, 2006, the Company had eight impaired loans with aggregate outstanding balances totaling $21.6 million with impairment allocations related to these loans totaling $6.7 million. Seven of the impaired loans are commercial real estate loans, of which three are secured by hotels with an aggregate carrying value of $15.4 million and aggregate impairment allocations of $4.6 million. Three other impaired commercial real estate loans, which are outstanding to the same borrower and are secured by a golf course, had an aggregate carrying value of $3.2 million with an impairment allocation of $1.2 million. The remaining impaired commercial real estate loan is a loan participation which is secured by a nursing home in Illinois. The Company’s portion of this participation has a carrying value of $2.4 million with an impairment allocation of $751,000. The eighth impaired loan is a commercial loan with a carrying value of $529,000 secured by general business assets with an aggregate impairment allocation of $163,000. At March 31, 2006, four of the Company’s impaired loans totaling $3.7 million were still accruing interest as a result of the loans’ current payment status. At December 31, 2005, the Company had eight impaired loans with aggregate outstanding balances of $22.2 million with impairment allocations related to these loans aggregating $5.8 million.

On a quarterly basis, management updates each impairment analysis utilizing current information. Based on the updated analysis completed during the first quarter of 2006, the Company increased its impairment reserve by $1.1 million to $2.8 million with respect to two commercial real estate loans to the same borrower that are secured by a hotel in Michigan and certain business assets of the borrower. The loans had an aggregate carrying value of $8.7 million at March 31, 2006 and are included in the discussions above.

The increase in the provision for losses on loans to $385,000 for the first quarter of 2006 from $255,000 for the same period in 2005 was primarily the result of the increase in the impairment reserve of $1.1 million as discussed above which was partially offset by decreases in the required impairment reserves on other impaired loans and reductions in the general reserve requirements as the Company’s loan portfolio decreased from December 31, 2005.

Non-performing Assets. The following table provides information relating to the Company’s non-performing assets as of the dates indicated. The Company had no loans past due 90 days or more still on accrual at either date presented.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$21,464	$17,492
Construction and land development	76	77
Commercial and industrial	426	94
Total commercial and construction loans	21,966	17,663

Retail loans:
Single-family residential	3,009	2,929
Home equity lines of credit	532	429
Other	35	20
Total retail loans	3,576	3,378
Total non-accruing loans	25,542	21,041
Other real estate owned, net	574	540
Total non-performing assets	$26,116	$21,581

Non-performing assets to total assets	2.07%	1.74%
Non-performing loans to total loans	2.91	2.29

Total non-performing loans increased $4.5 million at March 31, 2006 from December 31, 2005. The primary reason for the increase was the transfer to non-accrual status of two commercial real estate mortgage loans during the first quarter of 2006. One of these loans is secured by a multi-family building with a carrying value of $1.8 million. The other loan was previously identified as an impaired loan and is a loan participation secured by a nursing home. The Company’s portion of the participation has a carrying value of $2.4 million. There have been no other significant changes during the three months ended March 31, 2006 related to the Bank’s non-performing assets.

At March 31, 2006, 60.2% of the Company’s non-performing loans consisted of three impaired commercial real estate loans secured by hotels. Two of these loans are current, as of the date of this filing, in their required payments as outlined in their respective forbearance agreements. The borrowers of the other loan, who had previously filed for bankruptcy relief, defaulted on their court-approved forbearance agreement in March 2006. As a result, in April 2006, the presiding bankruptcy judge appointed an independent trustee and the Company transferred this loan to other real estate owned at its net realizable value which equaled the loan's carrying value less the impairment reserve related to this loan.

Deposits and Borrowed Money. The following table identifies the dollar amount and percentage of total deposits in each deposit category offered by the Company at the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$63,784	7.5%	$66,116	8.0%
Interest-bearing	103,521	12.2	106,938	12.9
Money market accounts	134,800	15.9	121,667	14.7
Savings accounts	167,234	19.8	170,619	20.6
Core deposits	469,339	55.4	465,340	56.2
Certificates of deposit:
Less than $100,000	266,055	31.4	261,977	31.6
$100,000 or greater	111,402	13.2	101,318	12.2
Time deposits	377,457	44.6	363,295	43.8
Total deposits	$846,796	100.0%	$828,635	100.0%

The Company’s total deposits increased 2.2% to $846.8 million at March 31, 2006 from $828.6 million at December 31, 2005. The $18.2 million increase was primarily the result of an increase of $14.2 million in certificates of deposit coupled with a $4.0 million increase in core deposits. During the first quarter of 2006, the Company’s Community Bank Presidents and their teams increased total business deposits by over $21.0 million, $18.0 million of which were core business deposits. The increase in business deposits is a direct result of the Company’s 2006 strategy to cultivate both new as well as deepen existing deposit relationships with small businesses. The increase in the core business deposits were partially offset by decreases in core retail deposits caused by disintermediation of the Company’s retail money market and savings deposits as depositors sought higher-yielding investment products.

The Company’s borrowed money consisted of the following at the dates indicated:

	March 31, 2006		December 31, 2005
	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repurchase agreements	4.18%	$5,925	3.70%	$555

Secured advances from FHLB - Indianapolis:
Maturing in 2006 - fixed-rate	3.41	87,000	3.41	87,000
Maturing in 2007 - fixed-rate	3.65	87,000	3.65	87,000
Maturing in 2008 - fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 - fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 - fixed-rate (1)	6.71	1,209	6.71	1,209
Maturing in 2018 - fixed-rate (1)	5.54	2,816	5.54	2,816
Maturing in 2019 - fixed-rate (1)	6.32	7,501	6.31	7,537
		272,526		272,562
Less: deferred premium on early extinguishment of debt		(13,223)		(15,791)
Net FHLB - Indianapolis advances		259,303		256,771

Total borrowed money		$265,228		$257,326
Weighted-average contractual interest rate	3.78%		3.77%

(1) These advances are amortizing borrowings and are listed by their contractual maturity.

    The Company’s sales of securities under agreements to repurchase (repurchase agreements) are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed money in the Company’s consolidated statements of condition. The securities underlying these repurchase agreements continue to be reflected as assets of the Company.

At March 31, 2006, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds at the market rate for the purchase of federal funds at the time of a request. During the first quarter of 2006, the Company did not utilize these lines.

At March 31, 2006, the Company also had a $10.0 million revolving line of credit with a maturity date of March 21, 2007. Each borrowing under the line of credit carries an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate (LIBOR), at the Company’s option. The line of credit was obtained by the Company and is secured by all of the stock of the Bank held by the Company. The Company has not borrowed any funds under this line of credit.

Capital Resources. The Company’s stockholders’ equity at March 31, 2006 was $140.2 million compared to $142.4 million at December 31, 2005. The decrease was primarily due to:

• cash dividends declared during 2006 totaling $1.4 million;
• repurchases of shares of the Company’s common stock during 2006 totaling $3.8 million; and
• increases in accumulated other comprehensive losses of $669,000.

The following increases in stockholders’ equity during the first quarter of 2006 partially offset the aforementioned decreases:

• net income of $1.3 million;
• shares committed to be released under the Company’s Employee Stock Ownership Plan totaling $438,000; and
• proceeds from stock option exercises totaling $1.7 million.

During the first quarter of 2006, the Company repurchased 261,087 shares of its common stock with an average price of $14.51 per share pursuant to the share repurchase program announced in March 2003. As of March 31, 2006, the Company had 394,895 shares remaining to be repurchased under its current share repurchase program. Since its initial public offering, the Company has repurchased an aggregate of 12,377,877 shares of its common stock at an average price of $11.90 per share. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

At March 31, 2006, the Bank’s regulatory capital was in excess of regulatory requirements set by the Office of Thrift Supervision (OTS). The current requirements and the Bank's actual levels at March 31, 2006 and at December 31, 2005 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2006:
Risk-based	$139,974	13.99%	$80,051	>8.00%	$100,064	>10.00%
Tangible	128,343	10.17	18,930	>1.50	25,240	>2.00
Core	128,343	10.17	50,481	>4.00	63,101	>5.00

As of December 31, 2005:
Risk-based	$140,102	13.63%	$82,244	>8.00%	$102,806	>10.00%
Tangible	128,884	10.38	18,624	>1.50	24,832	>2.00
Core	128,884	10.38	49,665	>4.00	62,080	>5.00

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company’s primary sources of funds historically have been:

•	deposits,
•	scheduled payments of amortizing loans and mortgage-backed securities,
•	prepayments and maturities of outstanding loans and mortgage-backed securities,
•	maturities of investment securities and other short-term investments,
•	funds provided from operations, and
•	borrowings from the FHLB.

Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings.

At March 31, 2006, the Company had cash and cash equivalents of $34.5 million which was an increase from $24.2 million at December 31, 2005. The increase was mainly the result of significant net repayments of loans totaling $39.3 million and increased deposits of $18.1 million. Cash inflows were partially offset by purchases of available-for-sale securities of $75.3 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. CFS Bancorp, Inc. also has $10.0 million of available liquidity under its line of credit. Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, at March 31, 2006, the Company received $1.9 million in dividends from the Bank. At March 31, 2006, the parent company had $5.6 million in cash and cash equivalents and $397,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of March 31, 2006:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$87,239	$159,531	$15,608	$10,148	$272,526
Operating leases	489	335	1	—	825
Dividends payable on common stock	1,428	—	—	—	1,428
	$89,156	$159,866	$15,609	$10,148	$274,779

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

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $298.7 million at March 31, 2006. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

Off-Balance Sheet Obligations. The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of condition. The Company’s exposure to credit loss in the event of non-performance by the third party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The commitments listed below do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.

The following table details the amounts and expected maturities of significant commitments at March 31, 2006:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$15,656	$4,124	$5	$-	$19,785
Retail	10,908	-	-	-	10,908
Commitments to purchase loans:
Commercial	5,000	-	-	-	5,000
Retail	-	-	-	-	-
Commitments to fund unused construction loans	25,600	12,776	3,114	7,256	48,746
Commitments to fund unused lines of credit:
Commercial	16,913	2,920	352	-	20,185
Retail	13,621	751	15	66,958	81,345
Letters of credit	3,429	3,289	681	-	7,399
Credit enhancements	7,483	8,487	24,051	8,838	48,859
	$98,610	$32,347	$28,218	$83,052	$242,227

The Company also had commitments to fund community investments through investments in limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act (CRA). The Company has made commitments to various limited partnerships of $3.6 million to be funded over seven years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above.

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

The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, IRR and liquidity. The Asset/Liability Management Policy falls under the authority of the Company’s Board of Directors who in turn assigns its formulation, revision and administration to the Asset/Liability Committee (ALCO). The ALCO meets monthly and consists of certain senior officers of the Bank and one outside director. The results of the monthly meetings are reported to the Company’s Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank’s capital position, review the current and prospective liquidity positions and monitor alternative funding sources. The policy requires management to measure the Bank’s overall IRR exposure using the following measurement techniques: NPV analysis, gap analysis and earnings at risk analysis.

NPV is defined as the net present value of the Bank’s existing assets, liabilities and off-balance sheet contracts. NPV analysis measures the sensitivity of the Bank’s NPV under current interest rates and for a range of hypothetical interest rate scenarios. The hypothetical scenarios are represented by immediate, permanent, parallel movements on the term structure of interest rates of plus 100, 200 and 300 basis points and minus 100 and 200 basis points. This rate-shock approach is concerned primarily with the ability of the balance sheet to absorb rate shocks on a “theoretical liquidation value” basis. The analysis does not consider non-rate related issues, which affect equity valuation, such as franchise value or real estate values. This analysis is static and does not consider potential adjustments of strategies by management on a dynamic basis in a volatile rate environment in order to protect or conserve equity values. As such, actual results may vary from the modeled results.

The following table presents, as of March 31, 2006 and December 31, 2005 an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point (1%) increments up to 300 basis points and down 200 basis points in accordance with OTS regulations. As illustrated in the table, the Bank’s NPV in the base case (0 basis point change) increased $5.8 million from $168.9 million at December 31, 2005 to $174.7 million at March 31, 2006. The primary causes for this increase were changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

	Net Portfolio Value
	At March 31, 2006			At December 31, 2005
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$152,294	$(22,372)	(12.8)%	$156,592	$(12,288)	(7.3)%
+200	161,330	(13,336)	(7.6)	162,507	(6,373)	(3.8)
+100	169,004	(5,662)	(3.2)	166,875	(2,005)	(1.2)
0	174,666	—	—	168,880	—	—
-100	177,929	3,263	1.9	168,938	58	(0.0)
-200	179,022	4,356	2.5	166,802	(2,078)	(1.2)

Gap analysis attempts to measure the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities. Gap is defined as rate-sensitive assets minus rate-sensitive liabilities. A rate-sensitive asset is one that can be repriced to a market rate in a given time frame; a rate-sensitive liability is one that may have its interest rate changed to a market rate during a specified period. Gap analysis expresses gap as a percent of total earning assets over various time periods to determine whether rate-sensitive assets and liabilities are appropriately matched. In this analysis, maturities of assets and liabilities are adjusted for the estimated impact of embedded options that are contained in certain financial instruments on the Bank's statement of condition. These include prepayment assumptions on real estate loans and mortgage-backed securities, call options embedded in investment securities and put options embedded in certain borrowings. Because of the level of financial instruments with embedded options on the Bank’s statement of condition, certain shortcomings are inherent in using gap analysis to quantify exposure to IRR. In the Bank’s loan portfolio, the Bank may not necessarily know how people are going to behave as interest rates change. Interest rate changes may impact cash flow on a lag basis or they may lead to future interest rate movements which could result in the expected lives of the Bank’s non-maturity core deposit accounts to not be as long-term as the Bank’s assumes them to be in its gap analysis.

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

	Percentage of Deposits Maturing In First Year
	March 31, 2006	December 31, 2005
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	20	20
Money market accounts	50	50

At March 31, 2006, the Bank’s cumulative one-year gap ratio was 8.4% compared to 9.3% at December 31, 2005.

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

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at March 31, 2006 and December 31, 2005.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	March 31, 2006	December 31, 2005
Assumed Change in Interest Rates (Basis Points):
+200	2.2%	3.0%
+100	1.4	2.2
-100	(2.0)	(6.0)
-200	(6.5)	(15.5)

The earnings at risk analysis reveals the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment. The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 2.2% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 6.5%. If interest rates fall, the Bank will be unable to significantly lower interest rates on its non-maturity core deposit accounts because the interest rates on these deposits are already relatively low.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies. The Bank currently plans on reducing its exposure to falling interest rates by adding more fixed-rate loans, lengthening the duration of its securities portfolio, increasing its core deposit balances and replacing fixed-rate borrowings with variable-rate borrowings. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At March 31, 2006, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of Company-only assets and liabilities would have a non-material impact on the results presented.

Item 4.  Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

The Bank’s suit that was filed against the U.S. government during 1993, Citizens Financial Services, FSB v. United States (Case No. 93-306-C), went to trial in June 2004 in the U.S. Court of Claims. The Bank previously had been granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The trial concluded in early July 2004. On March 7, 2005, the Court of Claims entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the

Government is entitled to recover certain costs from the Bank with respect to one claim that the Bank had voluntarily dismissed during the proceeding. The Government has indicated that these costs are less than $5,000. The Company filed an appeal on May 17, 2005, Citizens Financial Services, FSB v. United States (Case No. 05-5116) in the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on March 6, 2006. The Company’s appeal was summarily denied on March 10, 2006. The Company filed a petition for re-hearing of its appeal, but does not anticipate incurring substantial added costs in this matter.

Item 1A.  Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements,” of Part 1 - Item 2 of this Form 10-Q and in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (b) Not applicable.

(c) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2006	149,347	$14.36	149,347	506,635
February 1-28, 2006	65,150	14.70	65,150	441,485
March 1-31, 2006	46,590	14.71	46,590	394,895
Total	261,087	14.51	261,087	394,895

(1)
The Company publicly announced on March 17, 2003 a repurchase program for 1,200,000 shares. Prior to January 1, 2006, a total of 544,018 shares had been repurchased under that program. A total of 56,249 shares were purchased in April 2006 under this program.

Item 3.  Defaults Upon Senior Securities

(a) None.

(b) Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) An annual meeting of stockholders of the Company was held on April 25, 2006 (Annual Meeting).

(b) Not applicable.

(c) There were 11,945,953 shares of the Company’s common stock eligible to be voted at the Annual Meeting and 8,424,176 shares were represented at the meeting by the holders thereof or by proxy, which constituted a quorum. The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

(1) Election of one director for a three-year term.

Gene Diamond  7,767,666  FOR   656,510 WITHHELD

(2) Ratify the appointment of BKD, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2006.

7,997,067  FOR    372,794 AGAINST     54,315 ABSTAIN

(d) None.

Item 5.  Other Information

(a) None.

(b) None.

Item 6.  Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).

3.1	Certificate of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (1)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (2)
10.1	Employment Agreement entered into between Citizens Financial Services, FSB and Thomas F. Prisby (3)
10.2	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (3)
10.3	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (4)
10.4	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (4)
10.5	CFS Bancorp, Inc. 2003 Stock Option Plan (5)
10.6	Employment Agreement entered into between Citizens Financial Services, FSB and Charles V. Cole (6)
10.7	Employment Agreement entered into between Citizens Financial Services, FSB and Thomas L. Darovic (6)
10.8	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (6)
10.9	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic (6)
10.10	Employment Agreement entered into between Citizens Financial Services, FSB and Zoran Koricanac (7)
10.11	Employment Agreement entered into between CFS Bancorp, Inc. and Zoran Koricanac (7)
10.12	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.13	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (7)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by reference from the Company's Definitive Proxy Statement from the Annual Meeting of Stockholders filed with the SEC on March 25, 2005.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(3)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003.
(4)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 23, 2001.
(5)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 31, 2003.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: May 10, 2006	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman and
Chief Executive Officer

Date: May 10, 2006	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer