Form 10-Q
period 2006-06-30
CFS BANCORP INC
filed 2006-08-09
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

The Registrant had 11,456,913 shares of Common Stock issued and outstanding as of August 4, 2006.

CFS BANCORP, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Condition	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	37

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signature Page		41

Certifications for Principal Executive Officer and Principal Financial Officer
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	June 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and amounts due from depository institutions	$30,200	$17,600
Interest-bearing deposits	1,760	1,785
Federal funds sold	14,285	4,792
Cash and cash equivalents	46,245	24,177

Securities available-for-sale, at fair value	300,651	218,550
Investment in Federal Home Loan Bank stock, at cost	28,252	28,252

Loans receivable	842,830	917,405
Allowance for losses on loans	(11,690)	(12,939)
Net loans	831,140	904,466

Interest receivable	6,678	6,142
Office properties and equipment	15,552	15,017
Investment in bank-owned life insurance	35,676	34,889
Prepaid expenses and other assets	16,304	10,031
Goodwill and intangible assets	1,333	1,364
Total assets	$1,281,831	$1,242,888

Liabilities and Stockholders’ Equity
Deposits	$838,516	$828,635
Borrowed money, net of unamortized deferred premium on early extinguishment of debt	280,966	257,326
Advance payments by borrowers for taxes and insurance	6,187	6,641
Other liabilities	22,473	7,919
Total liabilities	1,148,142	1,100,521

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	-	-
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 11,502,776 and 12,005,431 shares outstanding	234	234
Additional paid-in capital	190,522	190,402
Retained earnings	94,615	94,379
Treasury stock, at cost; 11,920,530 and 11,417,875 shares	(144,159)	(136,229)
Unallocated common stock held by ESOP	(4,163)	(4,762)
Unearned common stock acquired by RRP	-	(111)
Accumulated other comprehensive loss, net of tax	(3,360)	(1,546)
Total stockholders’ equity	133,689	142,367
Total liabilities and stockholders’ equity	$1,281,831	$1,242,888

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$15,326	$15,158	$30,229	$29,731
Securities	3,150	1,851	5,641	3,572
Other	486	333	1,049	702
Total interest income	18,962	17,342	36,919	34,005
Interest expense:
Deposits	5,009	3,207	9,557	6,212
Borrowed money	5,221	6,935	10,394	14,539
Total interest expense	10,230	10,142	19,951	20,751
Net interest income	8,732	7,200	16,968	13,254
Provision for losses on loans	173	512	558	767
Net interest income after provision for losses on loans	8,559	6,688	16,410	12,487
Non-interest income:
Service charges and other fees	1,710	1,923	3,312	3,636
Commission income	55	104	117	269
Net realized losses on available-for-sale securities	-	(23)	(127)	(88)
Impairment of available-for-sale securities	-	-	-	(240)
Net gain on sale of other assets	47	20	48	82
Income from bank-owned life insurance	396	367	788	729
Other income	621	511	1,128	995
Total non-interest income	2,829	2,902	5,266	5,383
Non-interest expense:
Compensation and employee benefits	5,260	4,533	10,327	9,126
Net occupancy expense	652	704	1,314	1,427
Professional fees	413	460	764	815
Data processing	678	672	1,351	1,352
Furniture and equipment expense	541	412	968	855
Marketing	391	198	589	395
Amortization of core deposit intangibles	17	17	33	33
Other general and administrative expenses	1,289	1,383	2,622	2,636
Total non-interest expense	9,241	8,379	17,968	16,639
Income before income taxes	2,147	1,211	3,708	1,231
Income tax expense (benefit)	526	199	778	(47)
Net income	$1,621	$1,012	$2,930	$1,278

Per share data:
Basic earnings per share	$0.14	$0.09	$0.26	$0.11
Diluted earnings per share	0.14	0.08	0.25	0.11
Cash dividends declared per share	0.12	0.12	0.24	0.24
Weighted-average shares outstanding	11,252,865	11,811,476	11,378,111	11,799,220
Weighted-average diluted shares outstanding	11,482,560	12,027,547	11,615,231	12,039,677

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unalloc. Common Stock Held By ESOP	Unearned Common Stock Acquired By RRP	Accum. Other Compre-hensive Loss	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2005	$234	$189,991	$94,904	$(130,689)	$(5,959)	$(148)	$(422)	$147,911
Net income	-	-	1,278	-	-	-	-	1,278
Other comprehensive loss, net of tax: Change in unrealized loss on available-for-sale securities, net of reclassification adjustment							(220)	(220)
Total comprehensive income								1,058
Purchase of treasury stock	-	-	-	(1,262)	-	-	-	(1,262)
Shares earned under ESOP	-	225	-	-	598	-	-	823
Amortization of awards under RRP	-	12	-	-	-	37	-	49
Exercise of stock options	-	(237)	-	636	-	-	-	399
Tax benefit related to stock options exercised	-	123	-	-	-	-	-	123
Dividends declared on common stock ($0.24 per share)	-	-	(2,789)	-	-	-	-	(2,789)
Balance at June 30, 2005	$234	$190,114	$93,393	$(131,315)	$(5,361)	$(111)	$(642)	$146,312

Balance at January 1, 2006	$234	$190,402	$94,379	$(136,229)	$(4,762)	$(111)	$(1,546)	$142,367
Net income	-	-	2,930	-	-	-	-	2,930
Other comprehensive loss, net of tax: Change in unrealized loss on available-for-sale securities, net of reclassification adjustment							(1,814)	(1,814)
Total comprehensive income								1,116
Purchase of treasury stock	-	-	-	(10,406)	-	-	-	(10,406)
Shares earned under ESOP	-	278	-	-	599	-	-	877
Reclassification of unearned compensation to additional paid-in capital upon the adoption of SFAS 123(R)	-	(111)	-	-	-	111	-	-
Amortization of awards under RRP	-	48	-	-	-	-	-	48
Exercise of stock options	-	(393)	-	2,476	-	-	-	2,083
Tax benefit related to stock options exercised	-	298	-	-	-	-	-	298
Dividends declared on common stock ($0.24 per share)	-	-	(2,694)	-	-	-	-	(2,694)
Balance at June 30, 2006	$234	$190,522	$94,615	$(144,159)	$(4,163)	$-	$(3,360)	$133,689

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30,
	2006	2005
	(Unaudited)
	(Dollars in thousands)
Operating activities:
Net income	$2,930	$1,278
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	558	767
Depreciation and amortization	734	766
Premium amortization on the early extinguishment of debt	5,123	8,716
Net premium amortization on securities available-for-sale	(188)	539
Impairment of securities available-for-sale	-	240
Provision (benefit) for deferred income taxes	5	(1,315)
Amortization of cost of stock benefit plans	925	872
Proceeds from sale of loans held-for-sale	4,895	9,658
Origination of loans held-for-sale	(5,081)	(13,274)
Net loss realized on sale of securities	127	88
Dividends received on Federal Home Loan Bank stock	-	(587)
Net gain realized on sale of other assets	(48)	(82)
Increase in cash surrender value of bank-owned life insurance	(788)	(729)
(Increase) decrease in prepaid expenses and other assets	(2,499)	2,258
Increase in other liabilities	17,002	700
Net cash provided by operating activities	23,695	9,895

Investing activities:
Securities:
Proceeds from sales	21,067	38,137
Proceeds from maturities and paydowns	9,736	23,464
Purchases	(115,766)	(66,305)
Net loan fundings and principal payments received	61,543	9,283
Proceeds from sales of loans and loan participations	5,776	13,021
Proceeds from sale of real estate owned	291	577
Purchases of property and equipment	(1,333)	(301)
Disposal of property and equipment	98	49
Net cash (used for) provided by investing activities	(18,588)	17,925

Financing activities:
Proceeds from exercises of stock options	2,083	399
Tax benefit from exercises of nonqualified stock options	298	123
Dividends paid on common stock	(2,871)	(2,846)
Purchase of treasury stock	(10,406)	(1,262)
Net increase (decrease) in deposit accounts	9,794	(40,155)
Net decrease in advance payments by borrowers for taxes and insurance	(454)	(1,646)
Net increase in other short-term borrowings	28,584	-
Net (decrease) increase in FHLB debt	(10,067)	2,238
Net cash flows provided by (used for) financing activities	16,961	(43,149)
Net increase (decrease) in cash and cash equivalents	22,068	(15,329)
Cash and cash equivalents at beginning of period	24,177	38,094
Cash and cash equivalents at end of period	$46,245	$22,765

Cash paid for:
Interest on deposits	$9,582	$6,170
Interest on borrowings	5,314	5,849
Taxes	520	-

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of June 30, 2006 and for the six months ended June 30, 2006 and June 30, 2005 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006. The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The June 30, 2006 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. The condensed consolidated statement of condition of the Company as of December 31, 2005 has been derived from the audited consolidated statement of condition as of that date.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided. The determination of the allowance for losses on loans and the accounting for income taxes are highly dependent on management’s estimates, judgments and assumptions where changes in those estimates and assumptions could have a significant impact on the financial statements.

Some items in the prior period financial statements were reclassified to conform to the current period’s presentation.

2. Share-Based Compensation

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

During 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all then outstanding unvested stock options (Options) to purchase shares of common stock of the Company. Accordingly, all of the Company’s then outstanding unvested options became vested as of September 30, 2005. The estimated future option expense associated with these options was $1.7 million, net of tax, and would have been required to be recorded in the Company’s income statement in future periods starting upon its adoption of SFAS 123(R) in January 2006. Since the Company accounted for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) at the time of acceleration, the Company reported this compensation expense related to the affected options for disclosure purposes only in 2005. Since all of the stock options that have been granted by the Company vested prior to January 1, 2006, the Company did not record any compensation expense related to its stock options for the three or six months ended June 30, 2006.

Prior to the adoption of SFAS 123(R), unearned compensation related to the Company’s Recognition and Retention Plan (RRP) was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the remaining balance of the Company’s unearned common stock related to the RRP was reclassified to additional paid-in capital on the Company’s statement of financial condition.

Also prior to the adoption of SFAS 123(R), the Company accounted for its stock option plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost was reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), pro forma net income and pro forma earnings per share for the three and six months ended June 30, 2005 are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
	(Dollars in thousands except per share data)
Net income (as reported)	$1,012	$1,278
Stock-based compensation expense determined using fair value method, net of tax (1)	(134)	(277)
Pro forma net income	$878	$1,001

Basic earnings per share (as reported)	$0.09	$0.11
Pro forma basic earnings per share	0.07	0.08
Diluted earnings per share (as reported)	0.08	0.11
Pro forma diluted earnings per share	0.07	0.08

(1) A Black-Scholes option pricing model was used to determine the fair values of the options granted.

Stock Options

The Company has stock option plans under which shares of Company common stock are reserved for the grant of both incentive and non-qualified stock options to directors, officers, and employees. The dates the stock options are first exercisable and expire are determined by the Compensation Committee of the Company’s Board of Directors at the time of the grant. The exercise price of the stock options is equal to the fair market value of the common stock on the grant date. All of the Company’s options were fully vested as of December 31, 2005.

The Company did not grant any options during the six months ended June 30, 2006 and 2005.

The following table presents the activity related to options under the Company’s stock option plans for the six months ended June 30, 2006. The number of shares presented are in thousands.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2006	1,823	$11.78
Granted	-	-
Exercised	(207)	10.05
Forfeited	(6)	13.48
Options outstanding at June 30, 2006	1,610	12.00
Options exercisable at June 30, 2006	1,610	12.00

For stock options outstanding at June 30, 2006, the range of exercise prices was $5.28 to $14.76 and the weighted-average remaining contractual term was 5.39 years.

At June 30, 2006, the aggregate intrinsic value of options outstanding totaled $4.6 million. This value represents the difference between the Company’s closing stock price on the last day of trading for the six months ended June 30, 2006 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on June 30, 2006.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $916,000. The exercise of options during the same period resulted in cash receipts of $2.1 million and a tax benefit of $298,000 that has been recorded as an increase to equity.

The Company reissues treasury shares to satisfy option exercises.

Recognition and Retention Plan

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

The shares granted in the RRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of the date of grant. The remaining unamortized cost of the RRP is reflected as a reduction in stockholders’ equity. As of June 30, 2006, the remaining unamortized cost of the RRP totaled $78,000. The cost is expected to be recognized over a period of 1.3 years. The total grant date fair value of shares vested during the six months ended June 30, 2006 was $48,000.

The following table presents the activity for the RRP for the six months ended June 30, 2006.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2005	10,620	$13.83
Granted	-	-
Vested	(3,505)	13.83
Forfeited	-	-
Unvested as of June 30, 2006	7,115	$13.84

3. Other Comprehensive Loss

The related income tax effect and reclassification adjustments to the components of other comprehensive loss for the periods indicated are as follows:

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Unrealized holding losses arising during the period:
Unrealized net securities losses	$(3,051)	$(697)
Related tax benefit	1,159	274
Net	(1,892)	(423)
Less: reclassification adjustment for net losses realized during the period:
Realized net securities losses	(127)	(328)
Related tax benefit	49	125
Net	(78)	(203)
Total other comprehensive loss	$(1,814)	$(220)

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net income	$1,621	$1,012	$2,930	$1,278

Weighted-average common shares outstanding	11,252,865	11,811,476	11,378,111	11,799,220
Weighted-average common share equivalents (1)	229,695	216,071	237,120	240,457
Weighted-average common shares and common share equivalents outstanding	11,482,560	12,027,547	11,615,231	12,039,677

Basic earnings per share	$0.14	$0.09	$0.26	$0.11
Diluted earnings per share	0.14	0.08	0.25	0.11

(1) Assumes exercise of dilutive stock options and also a portion of the unearned awards under the RRP.

For the three and six months ended June 30, 2006, the Company had 20,000 and 119,000 anti-dilutive options, respectively. The Company had 649,000 and 476,000 anti-dilutive options for the three and six months ended June 30, 2005, respectively. The anti-dilutive options were not included in the above earnings per share calculations.

5. New Accounting Pronouncements

Earnings Per Share

On September 30, 2005, the Financial Accounting Standards Board (FASB) issued a proposed amendment to Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), to clarify guidance for mandatory convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares. The primary impact on the Company of the proposed amendment is the change to the treasury stock method for year-to-date diluted earnings per share.

Currently SFAS 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted-average of the number of incremental shares included in each quarterly diluted EPS computation. Under the proposed amendment, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This computational change, if adopted, is not expected to have a significant impact on the Company’s diluted earnings per share.

Separately Recognized Servicing Assets and Servicing Liabilities

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 (SFAS 156) which amends Statement of Financial Accounting Standards No. 140, Accounting for

Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 requires an entity to initially recognize a servicing asset or servicing liability at fair value each time it undertakes an obligation to service a financial asset by entering into a servicing contract in other specific situations.

In addition, SFAS 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities:

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

SFAS 156 is effective at the beginning of an entity’s first fiscal year that begins after September 15, 2006 and should be applied prospectively for recognition and initial measurement of servicing assets and servicing liabilities. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year.

The Company did not adopt SFAS 156 on January 1, 2006, the beginning of its 2006 fiscal year end. The Company does not expect a significant effect on its financial condition and results of operations once this statement is adopted.

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also advises readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company’s lending and investment activities, legislative changes, changes in the cost of funds, changes in the demand for loan products and financial services, unexpected legal developments, changes in accounting principles, and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part II. Item 1A. Risk Factors” of this Form 10-Q as well as “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Such forward-looking statements are not guarantees of future performance. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

The Company’s net income for the second quarter of 2006 increased $609,000 to $1.6 million from the comparable period in 2005. The Company’s net income for the first six months of 2006 increased $1.7 million to $2.9 million from the first six months of 2005. The primary reason for the improved earnings for the three and six months ended June 30, 2006 was an increase in net interest income of $1.5 million and $3.7 million, respectively, from the comparable 2005 periods. The Company’s net interest income for the three and six months ended June 30, 2006 benefited from improved weighted-average yields on interest-earning loans and securities and a reduction of $1.4 million and $3.6 million, respectively, in the amortization of the deferred premium on the early extinguishment of debt to $2.6 million and $5.1 million, respectively, from the same periods in 2005. These benefits were partially offset by increases in the cost of deposits due to the rising interest rate environment.

The Company’s total assets increased by $38.9 million to $1.3 billion at June 30, 2006 primarily due to an $82.1 million increase in securities available-for-sale. This increase was funded by a combination of a $28.6 million increase in the Company’s repurchase sweep product (Repo Sweep), a $9.9 million increase in deposits, and a $74.6 million decrease in loans receivable. The increase in deposits and Repo Sweeps resulted primarily from progress made by the Company’s Community Bank Presidents and relationship teams in developing new as well as deepening existing business deposit relationships with local municipalities and business owners within the Company’s target markets. The types of deposits obtained from these customers and Repo Sweeps have provided the Company with lower-cost alternative sources of funding for loan growth or to invest in securities.

The Company’s loan portfolio decreased $74.6 million at June 30, 2006 from December 31, 2005 primarily due to loan repayments during the period. Although the Company’s net loan growth is currently below management’s expectations, the Company has seen an improvement in its loan fundings and in its loan pipeline as a result of the Company’s regional banking strategy. The Company anticipates that its recently hired experienced commercial lenders will help create additional loan growth that is expected to mitigate the effects of the level of repayments recently experienced.

Critical Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require the Company to establish various accounting policies. Certain of these accounting policies require management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities. The judgments and assumptions used by management are based on historical experience, projected results, internal cash flow modeling techniques and other factors which management believes are reasonable under the circumstances.

The Company’s significant accounting policies are presented in Note 1 to the condensed consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2005. These policies, along with the disclosures presented in the notes to the Company’s unaudited financial statements included in Item 1 of Part I of this Form 10-Q and in this management’s discussion and analysis, provide information on the methodology for the valuation of significant assets and liabilities in the Company’s financial statements. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans and the accounting for income taxes to be critical accounting policies.

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

One component of the allowance for losses on loans consists of allocations for probable inherent but undetected losses within various pools of loans with similar characteristics pursuant to Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (SFAS 5). This component is based in part on certain loss factors applied to various loan pools as stratified by the Company. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions.

The second component of the allowance for losses on loans consists of allocations for probable losses that have been identified related to specific borrowing relationships pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). This component of the allowance for losses on loans consists of expected losses resulting in specific credit allocations for individual loans not considered within the above mentioned loan pools. The analysis on each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required which could adversely affect earnings or the Company’s financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the provision for losses on loans for Citizens Financial Bank (the Bank) and the carrying value of its other non-performing loans, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans.

Income Tax Accounting. Income tax expense recorded in the Company’s Condensed Consolidated Statements of Income involves management’s interpretation and application of certain accounting pronouncements and federal and state tax codes. As such, the Company has identified income tax accounting as a critical accounting policy. The Company is subject to examination by various regulatory taxing authorities. These agencies may require that changes in the amount of tax expense or valuation allowance be recognized when their interpretations differ from those of management, based on their judgments about information available to them at the time of their examinations. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment of tax liabilities, the impact of which could be significant to the consolidated results of operations and reported earnings. Management believes the tax liabilities are adequately and properly recorded in the Company’s condensed consolidated financial statements.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables provide information regarding (i) the Company’s interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the periods indicated.

	Three Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$861,407	$15,326	7.14%	$972,417	$15,158	6.25%
Securities (2)	292,112	3,150	4.33%	212,355	1,851	3.50%
Other interest-earning assets (3)	39,802	486	4.90%	34,122	333	3.91%
Total interest-earning assets	1,193,321	18,962	6.37%	1,218,894	17,342	5.71%

Non-interest earning assets	72,785			75,276
Total assets	$1,266,106			$1,294,170

Interest-bearing liabilities:
Deposits:
Checking accounts	$104,306	262	1.01%	$113,284	218	0.77%
Money market accounts	137,076	897	2.62%	134,300	381	1.14%
Savings accounts	165,265	140	0.34%	192,804	164	0.34%
Certificates of deposit	378,084	3,710	3.94%	346,002	2,444	2.83%
Total deposits	784,731	5,009	2.56%	786,390	3,207	1.64%

Borrowed money:
Other short-term borrowings (4)	8,361	92	4.41%	1,378	11	3.20%
FHLB debt (5)(6)	257,759	5,129	7.87%	290,725	6,924	9.42%
Total borrowed money	266,120	5,221	7.76%	292,103	6,935	9.39%
Total interest-bearing liabilities	1,050,851	10,230	3.90%	1,078,493	10,142	3.77%
Non-interest bearing deposits	63,357			51,761
Non-interest bearing liabilities	14,826			17,306
Total liabilities	1,129,034			1,147,560
Stockholders' equity	137,072			146,610
Total liabilities and stockholders' equity	$1,266,106			$1,294,170
Net interest-earning assets	$142,470			$140,401
Net interest income / interest rate spread		$8,732	2.47%		$7,200	1.94%
Net interest margin			2.93%			2.37%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.56%			113.02%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized costs.
(3)	Includes money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and Repo Sweeps.
(5)
The 2006 period includes an average of $269.9 million of contractual FHLB borrowings reduced by an average of $12.1 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed money includes $2.6 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money as reported to 7.76% compared to an average contractual rate of 3.83%.

(6)
The 2005 period includes an average of $314.5 million of contractual FHLB borrowings reduced by an average of $23.8 million of unamortized premium on early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $4.0 million of amortization of the deferred premium on early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 9.39% compared to an average contractual rate of 3.72%.

	Six Months Ended June 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$877,860	$30,229	6.94%	$977,822	$29,731	6.13%
Securities (2)	266,571	5,641	4.27%	208,284	3,572	3.46%
Other interest-earning assets (3)	44,154	1,049	4.79%	36,646	702	3.86%
Total interest-earning assets	1,188,585	36,919	6.26%	1,222,752	34,005	5.61%

Non-interest earning assets	71,039			74,958
Total assets	$1,259,624			$1,297,710

Interest-bearing liabilities:
Deposits:
Checking accounts	$104,559	511	0.99%	$105,641	303	0.58%
Money market accounts	132,008	1,639	2.50%	139,181	769	1.11%
Savings accounts	166,391	285	0.35%	194,596	324	0.34%
Certificates of deposit	376,266	7,122	3.82%	352,877	4,816	2.75%
Total deposits	779,224	9,557	2.47%	792,295	6,212	1.58%

Borrowed money:
Other short-term borrowings (4)	6,214	130	4.22%	884	14	3.19%
FHLB debt (5)(6)	257,801	10,264	7.92%	289,717	14,525	9.97%
Total borrowed money	264,015	10,394	7.83%	290,601	14,539	9.95%
Total interest-bearing liabilities	1,043,239	19,951	3.86%	1,082,896	20,751	3.86%
Non-interest bearing deposits	62,207			50,158
Non-interest bearing liabilities	14,795			17,735
Total liabilities	1,120,241			1,150,789
Stockholders' equity	139,383			146,921
Total liabilities and stockholders' equity	$1,259,624			$1,297,710
Net interest-earning assets	$145,346			$139,856
Net interest income / interest rate spread		$16,968	2.40%		$13,254	1.75%
Net interest margin			2.88%			2.19%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.93%			112.91%

(2)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized costs.
(3)	Includes money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and Repo Sweeps.

(5)
The 2006 period includes an average of $271.2 million of contractual FHLB borrowings reduced by an average of $13.4 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed money includes $5.1 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money as reported to 7.83% compared to an average contractual rate of 3.81%.

(6)
The 2005 period includes an average of $315.6 million of contractual FHLB borrowings reduced by an average of $25.9 million of unamortized premium on early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $8.7 million of amortization of the deferred premium on early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 9.95% compared to an average contractual rate of 3.69%.

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

	Three Months Ended June 30,
	2006 compared to 2005
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase/ (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$2,143	$(1,730)	$(245)	$168
Securities	439	695	165	1,299
Other interest-earning assets	84	55	14	153
Total net change in income on interest- earning assets	2,666	(980)	(66)	1,620
Interest-bearing liabilities:
Deposits:
Checking accounts	66	(17)	(5)	44
Money market accounts	498	8	10	516
Savings accounts	(1)	(23)	-	(24)
Certificates of deposit	951	227	88	1,266
Total deposits	1,514	195	93	1,802
Borrowed money:
Other short-term borrowings	4	56	21	81
FHLB debt	(1,139)	(785)	129	(1,795)
Total borrowed money	(1,135)	(729)	150	(1,714)
Total net change in expense on interest- bearing liabilities	379	(534)	243	88
Net change in net interest income	$2,287	$(446)	$(309)	$1,532

	Six Months Ended June 30,
	2006 compared to 2005
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase/ (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$3,940	$(3,039)	$(403)	$498
Securities	836	999	234	2,069
Other interest-earning assets	168	144	35	347
Total net change in income on interest- earning assets	4,944	(1,896)	(134)	2,914
Interest-bearing liabilities:
Deposits:
Checking accounts	213	(3)	(2)	208
Money market accounts	959	(40)	(49)	870
Savings accounts	9	(47)	(1)	(39)
Certificates of deposit	1,863	319	124	2,306
Total deposits	3,044	229	72	3,345
Borrowed money:
Other short-term borrowings	4	85	27	116
FHLB debt	(2,990)	(1,600)	329	(4,261)
Total borrowed money	(2,986)	(1,515)	356	(4,145)
Total net change in expense on interest- bearing liabilities	58	(1,286)	428	(800)
Net change in net interest income	$4,886	$(610)	$(562)	$3,714

Analysis of Statements of Income

Net Interest Income.  The Company’s net interest margin for the three months ended June 30, 2006 improved 56 basis points to 2.93% from 2.37% for the comparable 2005 period. The Company’s net interest margin for the six months ended June 30, 2006 increased 69 basis points to 2.88% from 2.19% for the comparable 2005 period. The Company’s net interest income for the three and six months ended June 30, 2006 increased $1.5 million or 21.3% to $8.7 million and $3.7 million or 28.0% to $17.0 million, respectively, from the comparable 2005 periods. The improvements in the Company’s net interest income and net interest margin were primarily a result of increases in the weighted average yield on interest-earning assets.

Interest Income. The Company’s interest income increased 9.3% to $19.0 million for the three months ended June 30, 2006 from the comparable 2005 period. For the six months ended June 30, 2006, the Company’s interest income increased 8.6% to $36.9 million from the comparable 2005 period. The increases for the three and six month periods ended June 30, 2006 were primarily due to increases of 66 basis points and 65 basis points, respectively, in the weighted-average yield on interest-earning assets to 6.37% and 6.26%, respectively, from the comparable 2005 periods.

The increases in the weighted-average yield on interest-earning assets for the three and six month periods in 2006 were primarily a result of the upward repricing of adjustable-rate loans reflecting higher market rates of interest. As of June 30, 2006, the Company’s $842.8 million loan portfolio consisted of $231.8 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $366.6 million of variable-rate loans tied to other indices. In addition, the Company has reinvested funds received from maturities and paydowns of securities into securities with higher interest rates.

The average balance of the Company’s interest-earning assets decreased 2.1% and 2.8%, respectively, for the three and six months ended June 30, 2006 from the comparable 2005 periods partially mitigating the positive impact on interest income from the increases in the weighted-average yields. These decreases were primarily the result of loan repayments which were partially offset by growth in the securities portfolio.

Interest Expense. The Company’s total interest expense was stable at $10.2 million for the three months ended June 30, 2006 and decreased slightly to $20.0 million for the six months ended June 30, 2006 from the comparable 2005 periods. The Company’s average cost of interest-bearing liabilities increased 13 basis points for the three months ended June 30, 2006 and was unchanged for the six months ended June 30, 2006 as compared to the same periods in 2005.

Interest expense on deposits was $5.0 million and $9.6 million, respectively, for the three and six months ended June 30, 2006. The average cost of interest-bearing deposits increased 92 basis points and 89 basis points, respectively, for the three and six months ended June 30, 2006 from the comparable 2005 periods. These increases were primarily a result of the upward repricing of checking, money market and certificates of deposit as a result of continued increases in market interest rates since June 2005 and the migration of lower cost funding sources such as checking accounts to higher cost funding sources such as money market and certificates of deposit accounts. To mitigate the impact of increasing market rates of interest, the Company continues to focus on growing non-interest bearing deposits. For the three months ended June 30, 2006, the Company’s average non-interest bearing deposits increased 22.4% to $63.4 million compared to the 2005 period while its interest-bearing deposits were relatively unchanged. For the six months ended June 30, 2006, the Company’s average non-interest bearing deposits increased 24.0% to $62.2 million compared to the 2005 period while its average interest-bearing deposits decreased 1.6% or $13.1 million.

The Company’s interest expense on borrowed money decreased $1.7 million or 24.7% to $5.2 million and $4.1 million or 28.5% to $10.4 million, respectively, for the three and six months ended June 30, 2006 from the comparable 2005 periods. The decreases were the result of decreased amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) to $2.6 million and $5.1 million, respectively, for the three months and six months ended June 30, 2006. The Premium Amortization for the comparable 2005 periods was $4.0 million and $8.7 million, respectively.

The Company continues to experience the positive effects of the Company’s 2004 FHLB debt restructuring through the reduction of the amount of FHLB debt outstanding and the contractual interest rates paid; however, the related quarterly Premium Amortization continues to adversely affect the Company’s net interest margin. For the three months ended June 30, 2006 and 2005, the Premium Amortization reduced the net interest margin by 86 basis points and 131 basis points, respectively. The Premium Amortization reduced the net interest margin by 87 basis points and 144 basis points, respectively, for the six months ended June 30, 2006 and 2005. The interest expense related to the Premium Amortization is expected to be $2.5 million, $2.0 million, $1.4 million and $1.3 million before taxes in the quarters ended September 30, 2006, December 31, 2006, March 31, 2007 and June 30, 2007, respectively.

  Provision for losses on loans. The Company’s provision for losses on loans was $173,000 for the three months ended June 30, 2006 compared to $512,000 for the 2005 period. The Company’s provision for losses on loans was $558,000 and $767,000, respectively, for the six months ended June 30, 2006 and June 30, 2005. The decrease in the provision for losses on loans from the comparable 2005 periods is primarily related to the decrease in loans receivable. For additional information, see “Changes in Financial Condition - Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Non-interest income. The Company’s non-interest income for the second quarter of 2006 was $2.8 million, relatively unchanged when compared to the second quarter of 2005. The Company’s service charges and other fees were $1.7 million for the 2006 period as compared to $1.9 million for the 2005 period. The decrease was primarily the result of decreased overdraft fees during the quarter. Commission income from the Company’s third-party service provider for the sale of investment products was $55,000 for the second quarter of 2006 as compared to $104,000 for the 2005 period as rates offered on certificates of deposit have become more competitive relative to the yields available on non-deposit products.

Non-interest income for the six months ended June 30, 2006 was $5.3 million as compared to $5.4 million for the 2005 period. Service charges and other fees were $3.3 million for the 2006 period as compared to $3.6 million for the 2005 period. The decrease was primarily due to decreased overdraft fees for the period. Commission income was $117,000 for the 2006 period compared to $269,000 primarily due to the reason previously discussed. The 2005 period included a $240,000 impairment charge on available-for-sale securities due to an impairment on an investment in a Freddie Mac fixed-rate perpetual preferred stock; there was no impairment in the 2006 period.

Non-interest expense. Non-interest expense was $9.2 million for the second quarter of 2006 compared to $8.4 million for the 2005 period. The increase from 2005 was primarily the result of higher compensation due to staffing for growth, increased healthcare costs and pension expense. The Company’s pension expense totaled $360,000 for the second quarter of 2006, up from $140,000 for the 2005 period due to increased estimates for future contributions. Based on estimates of future contribution levels received from the administrator of the Company’s multi-employer defined benefit pension plan, the Company currently estimates that its pension expense will range from $1.0 million to $1.8 million for the fiscal year ending December 31, 2006 as compared to $840,000 in 2005. This estimate is based on various actuarial assumptions used by the plan administrator who has cautioned the Company that any estimate is imprecise considering all of the variables that are taken into account by the plan administrator in calculating the Company’s future contribution. In addition, the Company’s future pension benefit obligations could be significantly impacted by proposed government legislation relating to the funding of defined benefit plans and possibly, multi-employer plans such as the Company’s plan.

    In addition, furniture and equipment expense for the second quarter of 2006 increased $129,000 from the 2005 period to $541,000 due to the Company’s investment for in-house item processing equipment and other software expenses. Marketing expenses for the second quarter of 2006 increased $193,000 from the 2005 period to $391,000 as the Company continues to support growth initiatives through expanded radio advertisement and direct mail offers.

Non-interest expense for the six months ended June 30, 2006 was $18.0 million as compared to $16.6 million for the 2005 period. The increase was primarily the result of increases in compensation, healthcare costs and pension.

The Company’s efficiency and core efficiency ratios for the three and six months ended June 30, 2006 and 2005 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Efficiency ratio:
Non-interest expense	$9,241	$8,379	$17,968	$16,639
Net interest income before the provision for losses on loans plus non-interest income	$11,561	$10,102	$22,234	$18,637
Efficiency ratio	79.93%	82.94%	80.81%	89.28%

Core efficiency ratio:
Non-interest expense	$9,241	$8,379	$17,968	$16,639
Net interest income before the provision for losses on loans plus non-interest income	$11,561	$10,102	$22,234	$18,637
Adjustments:
Net realized losses on sale of securities available-for-sale	-	23	127	88
Impairment of securities available-for-sale	-	-	-	240
Net realized gains on sales of other assets	(47)	(20)	(48)	(82)
Amortization of deferred premium on the early extinguishment of debt	2,555	3,992	5,123	8,716
Net interest income before the provision for losses on loans plus non-interest income - as adjusted	$14,069	$14,097	$27,436	$27,599
Core efficiency ratio	65.68%	59.44%	65.49%	60.29%

Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and operating efficiency. The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of non-interest income and net interest income before the provision for losses on loans. Many financial institutions, in calculating the efficiency ratio, adjust non-interest income (as calculated under GAAP) to exclude certain component elements, such as gains or losses on sales of securities and assets. Management follows this practice to calculate its core efficiency ratio and utilizes this non-GAAP measure in its analysis of the Company’s performance. The core efficiency ratio is different from the GAAP-based efficiency ratio. The GAAP-based measure is calculated using non-interest expense, net interest income before the provision for losses on loans and non-interest income as presented on the condensed consolidated statements of income.

The Company’s core efficiency ratio is calculated as non-interest expense, excluding any prepayment penalties incurred as a result of the early extinguishment of debt, divided by the sum of net interest income before the provision for losses on loans, excluding the deferred premium amortization related to the early extinguishment of debt, and non-interest income, adjusted for gains or losses on the sale of securities and other assets and other-than-temporary impairments. Management believes that the core efficiency ratio enhances investors’ understanding of the Company’s business and performance. The measure is also believed to be useful in understanding the Company’s performance trends and to facilitate comparisons with the performance of others in the financial services industry. Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of the Company’s financial performance, and better reflects the Company’s core operating activities.

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

Income Tax Expense. The Company’s income tax expense for the second quarter of 2006 was $526,000 compared to $199,000 for the 2005 period. The income tax expense for the six months ended June 30, 2006 was $778,000 compared to an income tax benefit of $47,000 for the 2005 period. The increases in tax expense for the three and six month periods were a result of the increase in pre-tax earnings from the comparable 2005 periods. Permanent tax differences, primarily related to the Company’s investment in bank-owned life insurance, and the application of available tax credits continue to have a favorable impact on income tax expense.

Changes in Financial Condition

Securities. The amortized cost of the Company’s securities and their fair values were as follows at June 30, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
	(Dollars in thousands)
At June 30, 2006:
Government sponsored entity (GSE) securities (1)	$261,906	$1	$(4,389)	$257,518
Mortgage-backed securities	26,244	3	(750)	25,497
Collateralized mortgage obligations	16,402	23	(258)	16,167
Trust preferred securities	85	57	—	142
Equity securities	1,386	13	(72)	1,327
	$306,023	$97	$(5,469)	$300,651

At December 31, 2005:
Government sponsored entity (GSE) securities (1)	$167,047	$94	$(1,932)	$165,209
Mortgage-backed securities	29,927	29	(500)	29,456
Collateralized mortgage obligations	22,553	7	(222)	22,338
Trust preferred securities	85	51	—	136
Equity securities	1,386	25	—	1,411
	$220,998	$206	$(2,654)	$218,550

(1) At June 30, 2006 and December 31, 2005, the Company held $14.9 million and $12.2 million, respectively, of callable GSE securities.

The Company’s securities portfolio increased due to the Company purchasing $115.8 million of securities by reinvesting funds received primarily from loan repayments and, to a lesser degree, from funds acquired through Repo Sweeps. The mix of the securities held in the portfolio continues to be heavily weighted with non-callable GSE securities. During the first six months of 2006, approximately $21.1 million of available-for-sale securities were sold incurring an aggregate net loss on the sales of $127,000. These securities were sold to reinvest the net proceeds at a rate of return that is expected to recover the losses from the sales over a reasonable period of time.

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

At June 30, 2006, all securities available-for-sale with a loss position were issued by the federal government, its agencies or GSEs, including the Federal National Mortgage Association and Freddie Mac, and in management’s belief, the unrealized losses as of June 30, 2006 were attributable to changes in market interest rates and not the credit quality of the issuers. Management does not believe any of these securities are other-than-temporarily impaired. As of June 30, 2006, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses, however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$311,370	36.9%	$381,956	41.6%
Construction and land development	144,743	17.2	136,558	14.9
Commercial and industrial	65,826	7.8	61,956	6.8
Total commercial loans	521,939	61.9	580,470	63.3

Retail loans:
Single-family residential	232,015	27.5	235,359	25.7
Home equity lines of credit	83,892	10.0	96,403	10.5
Other	4,984	0.6	5,173	0.5
Total retail loans	320,891	38.1	336,935	36.7

Total loans receivable, net of unearned fees	$842,830	100.0%	$917,405	100.0%

Total loans decreased $74.6 million at June 30, 2006 from December 31, 2005. The commercial loan portfolio decreased $58.5 million or 10.1% primarily as a result of the repayment in full of twenty-two commercial loans totaling $100.9 million during the six months ended June 30, 2006. Over $46.0 million of these loans was commercial real estate loans that were repaid as a result of the borrowers selling the underlying collateral and over $21.0 million of these loans were repaid as the result of expected pay downs. The remaining repayments were primarily a result of the borrowers seeking to refinance their loans at more favorable terms to the borrowers.

Partially offsetting the decreases caused by these loan repayments were increases in construction and land development and commercial and industrial loans reflecting sales efforts relating to the development of the Company’s regional banking strategy and the hiring of additional lenders.

The retail loan portfolio decreased $16.0 million or 4.8% primarily as a result of a decrease of $12.5 million or 13.0% in home equity lines of credit. As the interest rate on this product continues to increase with the increases in market interest rates, many borrowers have elected to reduce their outstanding balances either by increasing their principal payments or by converting all or a portion of their home equity line of credit to a fixed-rate amortizing loan product.

Allowance for Losses on Loans. At June 30, 2006, the Bank’s allowance for losses on loans was $11.7 million, a decrease of 9.7% from December 31, 2005. The allowance for losses on loans represented 62.1% and 61.5%, respectively, of the Bank’s non-performing loans and 1.39% and 1.41%, respectively, of its total loans receivable as of June 30, 2006 and December 31, 2005. Management of the Bank believes that, as of June 30, 2006, the allowance for losses on loans was adequate.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$13,337	$13,435	$12,939	$13,353
Provision for losses on loans	173	512	558	767
Charge-offs	(1,837)	(67)	(1,984)	(305)
Recoveries	17	12	177	77
Balance at end of period	$11,690	$13,892	$11,690	$13,892

The decrease in the provision for losses on loans for the three and six months ended June 30, 2006 to $173,000 and $558,000, respectively, from the comparable 2005 periods was primarily the result of reductions in the estimated SFAS 5 component of the allowance for losses on loans as the Company’s loan portfolio decreased from December 31, 2005. The increase in the charge-offs for the three and six months ended June 30, 2006 from the comparable 2005 periods was primarily the result of the transfer of one impaired commercial real estate loan to other real estate owned during the second quarter of 2006 at its net realizable value.

The Company’s impaired loans were as follows at the dates presented:

	June 30, 2006			December 31, 2005
	# of Loans	Outstanding Balance	Impairment Allocation	# of Loans	Outstanding Balance	Impairment Allocation
	(Dollars in thousands)
Impaired loans:
Commercial real estate	7	$15,936	$5,272	7	$21,566	$5,597
Commercial and industrial	1	466	97	1	590	227
Total impaired loans	8	$16,402	$5,369	8	$22,156	$5,824

During the second quarter of 2006, the Company’s impaired commercial real estate loans decreased as a result of the previously mentioned transfer to other real estate owned of a large commercial real estate loan. The Company also identified during 2006 an additional impaired commercial real estate loan with an outstanding balance of $1.8 million and established an impairment allocation of $265,000 based on the Company’s impairment analysis.

On a quarterly basis, management updates each impairment analysis utilizing current information. Based on the updated analysis completed during the second quarter of 2006, the Company increased its impairment allocation by $200,000 to $950,000 with respect to a commercial real estate loan participation secured by property that was previously operating as a nursing home. At June 30, 2006, the Company’s portion of the participation had a carrying value of $2.4 million. Subsequent to June 30, 2006, the Company received a partial payment on this loan of $1.2 million which represented a guaranty payment.

Non-performing Assets. The following table provides information relating to the Company’s non-performing assets as of the dates indicated. The Company had no loans past due 90 days or more still on interest accrual at either date presented.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$14,626	$17,492
Construction and land development	75	77
Commercial and industrial	418	94
Total commercial and construction loans	15,119	17,663

Retail loans:
Single-family residential	3,443	2,929
Home equity lines of credit	216	429
Other	55	20
Total retail loans	3,714	3,378
Total non-accruing loans	18,833	21,041
Other non-performing assets	5,617	540
Total non-performing assets	$24,450	$21,581

Non-performing assets to total assets	1.91%	1.74%
Non-performing loans to total loans	2.23	2.29

    Total non-performing loans decreased during the six months ended June 30, 2006 primarily due to the transfer of one impaired commercial real estate loan to other real estate owned during the second quarter of 2006. Partially offsetting the decrease in non-performing loans during the second quarter of 2006, the Company transferred to non-accrual status two commercial real estate loans. One of these loans is secured by a multi-family residential building with a carrying value of $1.8 million. The other loan is the $2.4 million impaired loan participation previously discussed. There were no other significant changes during the second quarter of 2006 related to the Company’s non-performing loans.

At June 30, 2006, 45.0% of the Company’s non-performing loans consisted of two impaired commercial real estate loans secured by properties and assets utilized in the hotel industry. Both of these loans are, as of the date of this filing, performing in accordance with their respective forbearance agreements.

Deposits and Borrowed Money. The following table identifies the dollar amount and percentage of total deposits in each deposit category offered by the Company at the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$62,324	7.4%	$66,116	8.0%
Interest-bearing	102,324	12.2	106,938	12.9
Money market accounts	126,222	15.1	121,667	14.7
Savings accounts	161,708	19.3	170,619	20.6
Core deposits	452,578	54.0	465,340	56.2
Certificates of deposit:
Less than $100,000	272,326	32.5	261,977	31.6
$100,000 or greater	113,612	13.5	101,318	12.2
Time deposits	385,938	46.0	363,295	43.8
Total deposits	$838,516	100.0%	$828,635	100.0%

The Company’s total deposits increased 1.2% to $838.5 million at June 30, 2006 from $828.6 million at December 31, 2005. The $9.9 million increase was primarily the result of an increase of $22.6 million in certificates of deposit which was partially offset by an $8.9 million decrease in savings deposits. This decrease was caused by disintermediation as depositors sought higher-yielding deposit and investment products.

In conjunction with the Company’s strategy to cultivate new as well as deepen existing deposit relationships with local municipalities and businesses, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows these depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in a pool of multiple securities owned by the Bank. The swept funds are not recorded as deposits by the Company and instead are considered short-term borrowings which provide a lower cost funding alternative for the Company. At June 30, 2006, the Company had $29.1 million in Repo Sweeps which are not included in the above deposit totals. During the six months ended June 30, 2006, the

Community Bank Presidents and the relationship teams increased total business account balances by $31.4 million, $30.4 million of which were core deposit accounts and Repo Sweeps.

The Company’s borrowed money consisted of the following at the dates indicated:

	June 30, 2006		December 31, 2005
	Weighted-Average Contractual Rate	Amount	Weighted-Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	4.75%	$29,139	3.75%	$555

Secured advances from FHLB - Indianapolis:
Maturing in 2006 - fixed-rate	3.43	77,000	3.41	87,000
Maturing in 2007 - fixed-rate	3.65	87,000	3.65	87,000
Maturing in 2008 - fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 - fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 - fixed-rate (1)	6.71	1,209	6.71	1,209
Maturing in 2018 - fixed-rate (1)	5.54	2,816	5.54	2,816
Maturing in 2019 - fixed-rate (1)	6.32	7,470	6.31	7,537
		262,495		272,562
Less: deferred premium on early extinguishment of debt		(10,668)		(15,791)
Net FHLB - Indianapolis advances		251,827		256,771

Total borrowed money		$280,966		$257,326
Weighted-average contractual interest rate	3.88%		3.77%

(1) These advances are amortizing borrowings and are listed by their contractual maturity.

As previously mentioned, the Company’s Repo Sweep accounts are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed money in the Company’s condensed consolidated statements of condition. The securities underlying these repurchase agreements continue to be reflected as assets of the Company.

At June 30, 2006, the Company had two lines of credit with a maximum of $25.0 million and $15.0 million, respectively, in unsecured overnight federal funds at the market rate for the purchase of federal funds at the time of a request. During the second quarter, these lines were used for liquidity purposes. As of June 30, 2006, the Company had no borrowings outstanding under these lines. The maximum amount borrowed pursuant to these two lines during the second quarter of 2006 was $9.8 million and the weighted-average rate paid for the quarter was 5.26%.

At June 30, 2006, the Company also had a $10.0 million revolving line of credit with a maturity date of March 21, 2007. Each borrowing under the line of credit carries an interest rate of either the Wall Street Journal Prime Rate minus 75 basis points or the three month London Interbank Offered Rate (LIBOR), at the Company’s option. The line of credit was obtained by the Company and is secured by all of the stock of the Bank held by the Company. The Company has not borrowed any funds under this line of credit.

Other Liabilities.  The Company's other liabilities increased by $14.5 million which was primarily related to the float on issued bank checks.

Capital Resources. The Company’s stockholders’ equity at June 30, 2006 was $133.7 million compared to $142.4 million at December 31, 2005. The decrease during the first six months of 2006 was primarily due to:

• repurchases of shares of the Company’s common stock during 2006 totaling $10.4 million;
• cash dividends declared totaling $2.7 million; and
• increases in accumulated other comprehensive losses of $1.8 million.

The following increases in stockholders’ equity during the first six months of 2006 partially offset the aforementioned decreases:

• net income of $2.9 million;
• proceeds from stock option exercises totaling $2.1 million and
• shares committed to be released under the Company’s Employee Stock Ownership
Plan totaling $877,000.

During the six months ended June 30, 2006, the Company repurchased 709,925 shares of its common stock with an average price of $14.66 per share pursuant to the share repurchase program announced in March 2003, which was completed in June 2006, and the new share repurchase program announced in June 2006 for an additional 600,000 shares. At June 30, 2006, the Company had 546,057 shares remaining to be repurchased under its new share repurchase program. Since its initial public offering, the Company has repurchased an aggregate of 12,826,715 shares of its common stock at an average price of $12.00 per share. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

At June 30, 2006, the Bank’s regulatory capital was in excess of regulatory requirements set by the Office of Thrift Supervision (OTS). The current requirements and the Bank's actual levels at June 30, 2006 and at December 31, 2005 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2006:
Risk-based	$138,162	14.08%	$78,518	>8.00%	$98,147	>10.00%
Tangible	126,507	9.88	19,203	>1.50	25,604	>2.00
Core	126,507	9.88	51,207	>4.00	64,009	>5.00

As of December 31, 2005:
Risk-based	$140,102	13.63%	$82,244	>8.00%	$102,806	>10.00%
Tangible	128,884	10.38	18,624	>1.50	24,832	>2.00
Core	128,884	10.38	49,665	>4.00	62,080	>5.00

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company’s primary sources of funds have been:

•	deposits and Repo Sweeps,
•	scheduled payments of amortizing loans and mortgage-backed securities,
•	prepayments and maturities of outstanding loans and mortgage-backed securities,
•	maturities of investment securities and other short-term investments,
•	funds provided from operations, and
•	borrowings from the FHLB.

Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings.

At June 30, 2006, the Company had cash and cash equivalents of $46.2 million, which was an increase from $24.2 million at December 31, 2005. The increase was mainly the result of significant net repayments of loans totaling $61.5 million, proceeds from sales, maturities and paydowns of securities aggregating $30.8 million, and increases in the balances of Repo Sweeps of $28.6 million and deposits of $9.8 million. Cash inflows were partially offset by purchases of available-for-sale securities of $115.8 million, repurchases of the Company’s common stock totaling $10.4 million, and repayment of FHLB debt of $10.1 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. CFS Bancorp, Inc. also has $10.0 million of available liquidity under a line of credit. Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, for the six months ended June 30, 2006, the Company received $5.6 million in dividends from the Bank. At June 30, 2006, the parent company had $1.6 million in cash and cash equivalents and $299,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of June 30, 2006:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$112,242	$134,535	$5,613	$10,105	$262,495
Repo Sweeps (2)	29,139	-	-	-	29,139
Operating leases	455	280	2	-	737
Dividends payable on common stock	1,380	-	-	-	1,380
	$143,216	$134,815	$5,615	$10,105	$293,751

(1) Does not include interest expense at the weighted-average contractual rate of 3.83% for the periods presented.
(2) Does not include interest expense at the weighted-average contractual rate of 4.75% for the periods presented.

See the “Deposits and Borrowed Money” section for further discussion surrounding the Company’s FHLB advances and Repo Sweeps. The Company’s operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices.

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $310.4 million at June 30, 2006. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

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

The following table details the amounts and expected maturities of significant commitments at June 30, 2006:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$39,138	$4,377	$953	$632	$45,100
Retail	9,475	-	-	-	9,475
Commitments to purchase loans:
Commercial	45,888	-	-	-	45,888
Retail	-	-	-	-	-
Commitments to fund unused construction loans	27,424	14,533	3,937	7,319	53,213
Commitments to fund unused lines of credit:
Commercial	13,349	2,517	175	-	16,041
Retail	14,183	754	16	65,563	80,516
Letters of credit	7,303	8,407	602	-	16,312
Credit enhancements	6,983	3,832	23,551	8,839	43,205
	$163,743	$34,420	$29,234	$82,353	$309,750

The Company also had commitments to fund community investments through investments in limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act (CRA). The Company has made commitments to various limited partnerships of $2.6 million to be funded over seven years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above.

Letters of credit include credit enhancements which are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, which provides for a lower interest rate, the FHLB-Indianapolis (FHLB-IN) issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement with the FHLB-IN, would be required to reimburse the FHLB-IN for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially.

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

NPV is defined as the net present value of the Bank’s existing assets, liabilities and off-balance sheet contracts. NPV analysis measures the sensitivity of the Bank’s NPV under current interest rates and for a range of hypothetical interest rate scenarios. The hypothetical scenarios are represented by immediate, permanent, parallel movements in interest rates of plus 100, 200 and 300 basis points and minus 100 and 200 basis points. This rate-shock approach is designed primarily to show the ability of the balance sheet to absorb rate shocks on a “theoretical liquidation value” basis. The analysis does not take into account non-rate related issues, which affect equity valuation, such as franchise value or real estate values. This analysis is static and does not consider potential adjustments of strategies by management on a dynamic basis in a volatile rate environment in order to protect or conserve equity values. As such, actual results may vary from the modeled results.

The following table presents, as of June 30, 2006 and December 31, 2005 an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point (1%) increments up to 300 basis points and down 200 basis points in accordance with OTS regulations. As illustrated in the table, the Bank’s NPV in the base case (0 basis point change) increased $7.6 million from $168.9 million at December 31, 2005 to $176.5 million at June 30, 2006. The primary causes for this increase were changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

	Net Portfolio Value
	At June 30, 2006			At December 31, 2005
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed change in interest rates (basis points)
+300	$147,760	$(28,798)	(16.3)%	$156,592	$(12,288)	(7.3)%
+200	159,182	(17,376)	(9.8)	162,507	(6,373)	(3.8)
+100	168,931	(7,627)	(4.3)	166,875	(2,005)	(1.2)
0	176,558	-	-	168,880	-	-
-100	181,601	5,043	(2.9)	168,938	58	(0.0)
-200	183,910	(7,352)	(4.2)	166,802	(2,078)	(1.2)

Gap analysis attempts to measure the relationship of maturing or repricing interest-earning assets and interest-bearing liabilities. Gap is defined as rate-sensitive assets minus rate-sensitive liabilities. A rate-sensitive asset is one that can be repriced to a market rate in a given time frame; a rate-sensitive liability is one that may have its interest rate changed to a market rate during a specified period. Gap analysis expresses gap as a percentage of total interest-earning assets over various time periods to determine whether rate-sensitive assets and liabilities are appropriately matched. In this analysis, maturities of assets and liabilities are adjusted for the estimated impact of embedded options that are contained in certain financial instruments on the Bank's statement of condition. These include prepayment assumptions on real estate loans and mortgage-backed securities, call options embedded in investment securities and put options embedded in certain borrowings. Because of the level of financial instruments with embedded options on the Bank’s statement of condition, certain shortcomings are inherent in using gap analysis to quantify exposure to IRR. With respect to the Bank’s loan portfolio, the Bank may not necessarily be able to predict how borrowers are going to behave as interest rates change. In addition, interest rate changes may impact cash flow on a lag basis or they may lead to future interest rate movements which could result in the expected lives of the Bank’s non-maturing core deposit accounts not being as long-term as the Bank assumes them to be in its gap analysis.

The Bank primarily looks at the cumulative gap at a period of one year when assessing its IRR exposure. Generally, a positive gap or asset sensitive position, where more interest-earning assets are repricing or maturing than interest-bearing liabilities, would tend to result in an increase in net interest income in a period of rising interest rates. Conversely, during a period of falling interest rates, a positive gap would likely result in a reduction in net interest income. The Bank attempts to maintain its one year cumulative gap ratio within a range of negative 20% and positive 20%.

A key assumption which is controlled by the Bank for use in its gap analysis model is the assumed repricing sensitivity of its non-maturing core deposit accounts. The following assumptions were used by the Bank for the repricing of non-maturity core deposit accounts.

	Percentage of Deposits Repricing In First Year
	June 30, 2006	December 31, 2005
Deposit category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	20
Money market accounts	50	50

At June 30, 2006, the Bank’s cumulative one-year gap ratio was 7.6% compared to 9.3% at December 31, 2005.

A more refined approach to IRR management than traditional gap analysis is “earnings at risk analysis” or net interest income simulation modeling. Earnings at risk analysis measures the sensitivity of net interest income over a twelve month period to various interest rate movements. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these scenarios are intended to provide a measure of the degree of volatility interest rate movements may introduce into the Bank’s earnings. The earnings at risk analysis uses the same assumptions as the gap analysis with respect to expected prepayment assumptions, embedded options and expected lives of the Bank’s non-maturing core deposit accounts.

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at June 30, 2006 and December 31, 2005.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	June 30, 2006	December 31, 2005
Assumed change in interest rates (basis points):
+200	2.1%	1.2%
+100	1.3	0.9
-100	(2.0)	(3.4)
-200	(5.0)	(9.6)

The earnings at risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment. The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 2.1% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 5.0% in year one. The Bank’s exposure to interest rate risk improved at June 30, 2006 compared to December 31, 2005 primarily as a result of an increase in shorter-term funding sources and reinvesting shorter-term securities into longer-term, non-amortizing securities.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies. The Bank currently plans on continuing to reduce its exposure to falling interest rates by lengthening the duration of its securities portfolio increasing its core deposit balances and replacing fixed-rate borrowings with variable-rate borrowings. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At June 30, 2006, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of Company-only assets and liabilities would have a non-material impact on the results presented.

Item 4.  Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended (the 1934 Act)) occurred during the second quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the 1934 Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner. Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

The Bank’s suit that was filed against the U.S. government during 1993, Citizens Financial Services, FSB v. United States (Case No. 93-306-C), went to trial in June 2004 in the U.S. Court of Claims. The Bank previously had been granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The trial concluded in early July 2004. On March 7, 2005, the Court of Claims entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the

Government is entitled to recover certain minimal costs from the Bank with respect to one claim that the Bank voluntarily dismissed during the proceeding. The Government has indicated that these costs are less than $5,000. The Company filed an appeal on May 17, 2005, Citizens Financial Services, FSB v. United States (Case No. 05-5116) in the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on March 6, 2006. The Company’s appeal was summarily denied on March 10, 2006. The Company filed a petition for re-hearing of its appeal on April 24, 2006. The petition was denied on May 17, 2006. The Company does not anticipate incurring additional substantial costs with respect to this matter.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (b) Not applicable.

(c) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the    indicated periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2006	56,249	$14.80	56,249	338,646
May 1-31, 2006	248,841	14.72	248,841	89,805
June 1-30, 2006	143,748	14.77	143,748	546,057
Total	448,838	14.74	448,838	546,057

(1)
The Company publicly announced on March 17, 2003 a repurchase program for 1,200,000 shares. Prior to April 1, 2006, a total of 805,105 shares had been repurchased under that program. On June 15, 2006, the Company announced the completion of the March 2003 repurchase program in conjunction with the announcement of an additional repurchase program for 600,000 shares. A total of 50,863 shares were purchased in July 2006 under the additional program.

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

            7,997,067FOR    372,794 AGAINST    54,315 ABSTAIN

There were no broker non-votes with respect to the matters considered at the  Annual Meeting.

(d) None.

Item 5.  Other Information

(a) None.

(b) None.

Item 6.  Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).

3.1	Certificate of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (1)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (2)
10.1	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (3)
10.2	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (3)
10.3	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (4)
10.4	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (4)
10.5	CFS Bancorp, Inc. 2003 Stock Option Plan (5)
10.6	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (3)
10.7	Employment Agreement entered into between Citizens Financial Bank and Thomas L. Darovic (3)
10.8	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (3)
10.9	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic (3)
10.10	Employment Agreement entered into between Citizens Financial Services, FSB and Zoran Koricanac (6)
10.11	Employment Agreement entered into between CFS Bancorp, Inc. and Zoran Koricanac (6)
10.12	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (6)
10.13	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (6)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by reference from the Company's Definitive Proxy Statement from the Annual Meeting of Stockholders filed with the SEC on March 25, 2005.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(3)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on July 7, 2006.
(4)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 23, 2001.
(5)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 31, 2003.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: August 9, 2006	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman and
Chief Executive Officer

Date: August 9, 2006	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer