Form 10-Q
period 2006-09-30
CFS BANCORP INC
filed 2006-11-09
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

The Registrant had 11,291,012 shares of Common Stock issued and outstanding as of November 3, 2006.

CFS BANCORP, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Condition	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Changes in Stockholders' Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Condolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	37

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	40

Signature Page		41

Certifications for Principal Executive Officer and Principal Financial Officer
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	September 30, 2006	December 31, 2005
	(Unaudited)
	(Dollars in thousands)
Assets
Cash and amounts due from depository institutions	$16,399	$17,600
Interest-bearing deposits	15,853	1,785
Federal funds sold	18,102	4,792
Cash and cash equivalents	50,354	24,177

Securities available-for-sale, at fair value	322,770	218,550
Investment in Federal Home Loan Bank stock, at cost	25,455	28,252

Loans receivable	833,010	917,405
Allowance for losses on loans	(10,692)	(12,939)
Net loans	822,318	904,466

Interest receivable	7,922	6,142
Office properties and equipment	16,454	15,017
Investment in bank-owned life insurance	35,474	34,889
Prepaid expenses and other assets	10,318	10,031
Goodwill and intangible assets	1,315	1,364
Total assets	$1,292,380	$1,242,888

Liabilities and Stockholders’ Equity
Deposits	$870,830	$828,635
Borrowed money, net of unamortized deferred premium on early extinguishment of debt	275,051	257,326
Advance payments by borrowers for taxes and insurance	4,393	6,641
Other liabilities	9,084	7,919
Total liabilities	1,159,358	1,100,521

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	-	-
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 11,293,170 and 12,005,431 shares outstanding	234	234
Additional paid-in capital	190,692	190,402
Retained earnings	94,101	94,379
Treasury stock, at cost; 12,130,136 and 11,417,875 shares	(147,517)	(136,229)
Unallocated common stock held by ESOP	(3,864)	(4,762)
Unearned common stock acquired by RRP	-	(111)
Accumulated other comprehensive loss, net of tax	(624)	(1,546)
Total stockholders’ equity	133,022	142,367
Total liabilities and stockholders’ equity	$1,292,380	$1,242,888

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$14,798	$15,165	$45,027	$44,896
Securities	3,482	1,776	9,123	5,348
Other	625	267	1,674	969
Total interest income	18,905	17,208	55,824	51,213
Interest expense:
Deposits	5,752	3,494	15,309	9,706
Borrowed money	5,300	5,801	15,694	20,340
Total interest expense	11,052	9,295	31,003	30,046
Net interest income	7,853	7,913	24,821	21,167
Provision for losses on loans	413	545	971	1,312
Net interest income after provision for losses on loans	7,440	7,368	23,850	19,855
Non-interest income:
Service charges and other fees	1,730	1,956	5,042	5,592
Commission income	32	159	149	428
Net realized gains (losses) on available-for-sale securities	877	(25)	750	(113)
Impairment of available-for-sale securities	-	-	-	(240)
Net gains (losses) on sale of other assets	(1,339)	287	(1,291)	369
Income from bank-owned life insurance	401	409	1,189	1,138
Other income	568	563	1,696	1,558
Total non-interest income	2,269	3,349	7,535	8,732
Non-interest expense:
Compensation and employee benefits	5,092	4,625	15,419	13,751
Net occupancy expense	609	628	1,923	2,055
Data processing	559	646	1,910	1,998
Furniture and equipment expense	548	433	1,516	1,288
Professional fees	319	413	1,083	1,228
Marketing	442	245	1,031	640
Amortization of core deposit intangibles	16	16	49	49
Other general and administrative expenses	1,343	1,192	3,965	3,828
Total non-interest expense	8,928	8,198	26,896	24,837
Income before income taxes	781	2,519	4,489	3,750
Income tax expense	1	632	779	585
Net income	$780	$1,887	$3,710	$3,165

Per share data:
Basic earnings per share	$0.07	$0.16	$0.33	$0.27
Diluted earnings per share	0.07	0.16	0.32	0.26
Cash dividends declared per share	0.12	0.12	0.36	0.36
Weighted-average shares outstanding	11,023,626	11,718,907	11,258,651	11,778,729
Weighted-average diluted shares outstanding	11,248,382	11,943,913	11,491,604	12,015,243

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unalloc. Common Stock Held By ESOP	Unearned Common Stock Acquired By RRP	Accum. Other Compre-hensive Loss	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2005	$234	$189,991	$94,904	$(130,689)	$(5,959)	$(148)	$(422)	$147,911
Net income	-	-	3,165	-	-	-	-	3,165
Other comprehensive loss, net of tax: Change in unrealized loss on available- for-sale securities, net of reclassification adjustment							(821)	(821)
Total comprehensive income								2,344
Purchase of treasury stock	-	-	-	(4,256)	-	-	-	(4,256)
Shares earned under ESOP	-	333	-	-	898	-	-	1,231
Amortization of awards under RRP	-	12	-	-	-	37	-	49
Exercise of stock options	-	(255)	-	727	-	-	-	472
Tax benefit related to stock options exercised	-	134	-	-	-	-	-	134
Dividends declared on common stock ($0.36 per share)	-	-	(4,170)	-	-	-	-	(4,170)
Balance at September 30, 2005	$234	$190,215	$93,899	$(134,218)	$(5,061)	$(111)	$(1,243)	$143,715

Balance at January 1, 2006	$234	$190,402	$94,379	$(136,229)	$(4,762)	$(111)	$(1,546)	$142,367
Net income	-	-	3,710	-	-	-	-	3,710
Other comprehensive income, net of tax: Change in unrealized loss on available- for-sale securities, net of reclassification adjustment							922	922
Total comprehensive income								4,632
Purchase of treasury stock	-	-	-	(14,705)	-	-	-	(14,705)
Shares earned under ESOP	-	424	-	-	898	-	-	1,322
Reclassification of unearned compensation to additional paid-in capital upon the adoption of SFAS 123(R)	-	(111)	-	-	-	111	-	-
Amortization of awards under RRP	-	48	-	-	-	-	-	48
Exercise of stock options	-	(474)	-	3,417	-	-	-	2,943
Tax benefit related to stock options exercised	-	403	-	-	-	-	-	403
Dividends declared on common stock ($0.36 per share)	-	-	(3,988)	-	-	-	-	(3,988)
Balance at September 30, 2006	$234	$190,692	$94,101	$(147,517)	$(3,864)	$-	$(624)	$133,022

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
	(Dollars in thousands)
Operating activities:
Net income	$3,710	$3,165
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	971	1,312
Depreciation and amortization	1,130	1,224
Premium amortization on the early extinguishment of debt	7,587	11,581
Net premium amortization on securities available-for-sale	(361)	690
Impairment of securities available-for-sale	-	240
Benefit for deferred income taxes	(493)	(1,193)
Amortization of cost of stock benefit plans	1,370	1,280
Proceeds from sale of loans held-for-sale	7,809	18,599
Origination of loans held-for-sale	(7,664)	(22,231)
Net (gain) loss realized on sale of securities	(750)	113
Dividends received on Federal Home Loan Bank stock	-	(587)
Net (gain) loss realized on sale of other assets	1,291	(369)
Net increase in cash surrender value of bank-owned life insurance	(585)	(1,138)
(Increase) decrease in prepaid expenses and other assets	(4,873)	3,713
Increase in other liabilities	4,672	563
Net cash provided by operating activities	13,814	16,962

Investing activities:
Securities:
Proceeds from sales	24,826	49,149
Proceeds from maturities and paydowns	17,064	33,258
Purchases	(140,721)	(78,615)
Net loan fundings and principal payments received	66,457	23,766
Proceeds from sales of loans and loan participations	8,754	22,632
Proceeds from sale of real estate owned	4,162	715
Purchases of property and equipment	(2,602)	(920)
Disposal of property and equipment	84	467
Net cash provided by (used for) investing activities	(21,976)	50,452

Financing activities:
Proceeds from exercises of stock options	2,943	472
Tax benefit from exercises of nonqualified stock options	403	134
Dividends paid on common stock	(4,249)	(4,327)
Purchase of treasury stock	(14,705)	(4,256)
Net increase (decrease) in deposit accounts	42,057	(38,187)
Net decrease in advance payments by borrowers for taxes and insurance	(2,248)	(87)
Net increase in other short-term borrowings	20,322	-
Net decrease in FHLB debt	(10,184)	(24,172)
Net cash flows provided by (used for) financing activities	34,339	(70,423)
Net increase (decrease) in cash and cash equivalents	26,177	(3,009)
Cash and cash equivalents at beginning of period	24,177	38,094
Cash and cash equivalents at end of period	$50,354	$35,085

Cash paid for:
Interest on deposits	$15,259	$9,683
Interest on borrowed money	15,735	8,831
Taxes	1,020	-

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of September 30, 2006 and for the nine months ended September 30, 2006 and September 30, 2005 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results expected for the full year ending December 31, 2006. The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The September 30, 2006 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K. The condensed consolidated statement of condition of the Company as of December 31, 2005 has been derived from the audited consolidated statement of condition as of that date.

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

During 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all then outstanding unvested stock options (Options) to purchase shares of common stock of the Company. Accordingly, all of the Company’s then outstanding unvested options became vested as of September 30, 2005. The estimated future option expense associated with these options was $1.7 million, net of tax, and would have been required to be recorded in the Company’s income statement in future periods starting upon its adoption of SFAS 123(R) in January 2006. Since the Company accounted for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) at the time of acceleration, the Company reported this compensation expense related to the affected options for disclosure purposes only in 2005. Since all of the stock options granted by the Company vested prior to January 1, 2006, the Company did not record any compensation expense related to its stock options for the three or nine months ended September 30, 2006.

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

Also prior to the adoption of SFAS 123(R), the Company accounted for its stock option plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost was reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), pro forma net income and pro forma earnings per share for the three and nine months ended September 30, 2005 are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2005	2005
	(Dollars in thousands except per share data)
Net income (as reported)	$1,887	$3,165
Stock-based compensation expense determined using fair value method, net of tax (1)	(1,899)	(2,176)
Pro forma net income	$(12)	$989

Basic earnings per share (as reported)	$0.16	$0.27
Pro forma basic earnings per share	-	0.08
Diluted earnings per share (as reported)	0.16	0.26
Pro forma diluted earnings per share	-	0.08

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

The Company did not grant any options during the nine months ended September 30, 2006. On July 25, 2005, the Company granted stock options under its 1998 and 2003 Stock Option Plans to directors, officers and employees of the Company. The number of stock options granted in 2005 totaled 234,945 shares, all of which have an exercise price equal to the fair market value of the Company’s common stock on the day of grant of $13.48. The stock options originally were to vest ratably over five years. Subsequently, on September 30, 2005, the Company accelerated the vesting of all of its outstanding unvested stock options and these stock options became fully vested as of that date. The fair value of the stock options granted in 2005 was estimated using the Black-Scholes option value model with the following assumptions:

Dividend yield	3.6%
Expected volatility	25.9
Risk-free interest	4.1
Original expected life	6 years

The following table presents the activity related to options under the Company’s stock option plans for the nine months ended September 30, 2006. The number of shares presented are in thousands.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2006	1,823	$11.78
Granted	-	-
Exercised	(285)	10.32
Forfeited	(6)	13.48
Options outstanding at September 30, 2006	1,532	12.04
Options exercisable at September 30, 2006	1,532	12.04

For stock options outstanding at September 30, 2006, the range of exercise prices was $5.28 to $14.76 and the weighted-average remaining contractual term was 5.19 years.

At September 30, 2006, the aggregate intrinsic value of options outstanding totaled $4.2 million. This value represents the difference between the Company’s closing stock price on the last day of trading for the nine months ended September 30, 2006 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on September 30, 2006.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $1.2 million. The exercise of options during the same period resulted in cash receipts of $2.9 million and a tax benefit of $403,000 that has been recorded as an increase to equity.

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

The shares granted in the RRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of the date of grant. The remaining unamortized cost of the RRP is reflected as a reduction in stockholders’ equity. As of September 30, 2006, the remaining unamortized cost of the RRP totaled $74,000. The cost is expected to be recognized over a period of 1.5 years. The total grant date fair value of shares vested during the nine months ended September 30, 2006 was $48,000.

The following table presents the activity for the RRP for the nine months ended September 30, 2006.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2005	10,620	$13.83
Granted	-	-
Vested	(3,505)	13.83
Forfeited	-	-
Unvested as of September 30, 2006	7,115	$13.84

3. Other Comprehensive Income

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net securities gains (losses)	$2,229	$(1,674)
Related tax (expense) benefit	(846)	635
Net	1,383	(1,039)
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net securities gains (losses)	750	(353)
Related tax (expense) benefit	(289)	135
Net	461	(218)
Total other comprehensive income (loss)	$922	$(821)

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Net income	$780	$1,887	$3,710	$3,165

Weighted-average common shares outstanding	11,023,626	11,718,907	11,258,651	11,778,729
Weighted-average common share equivalents (1)	224,756	225,006	232,953	236,514
Weighted-average common shares and common share equivalents outstanding	11,248,382	11,943,913	11,491,604	12,015,243

Basic earnings per share	$0.07	$0.16	$0.33	$0.27
Diluted earnings per share	0.07	0.16	0.32	0.26

(1) Assumes exercise of dilutive stock options and also a portion of the unearned awards under the RRP.

For the three months ended September 30, 2006, there were no anti-dilutive options. For the nine months ended September 30, 2006, the Company had 79,000 anti-dilutive options. The Company had 559,000 and 504,000 anti-dilutive options for the three and nine months ended September 30, 2005, respectively. The anti-dilutive options were not included in the above earnings per share calculations.

5. New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (FIN 48) which establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company plans to adopt FIN 48 on January 1, 2007. The Company is evaluating the impact of adoption of FIN 48 and is unable, at this time, to quantify the impact, if any, to retained earnings at the time of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition or results of operations.

In September 2006, the U.S. Securities Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact, if any, that SAB 108 will have on its financial condition and results of operations.

In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS 158) which does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. SFAS 158 requires an entity to recognize in its statement of financial position an asset for a defined benefit postretirement plan’s overfunded status or a liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect the adoption of SFAS 158 to have a significant impact on its financial condition and results of operations since the Company participates in a multi-employer defined benefit pension plan.

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

Overview

The Company’s net income for the third quarter of 2006 was $780,000 compared to $1.9 million for the 2005 period. The Company’s net income for the first nine months of 2006 was $3.7 million compared to $3.2 million for the first nine months of 2005. The Company’s third quarter and year to date 2006 earnings were primarily impacted by higher funding costs, an inverted yield curve, competitive pricing pressures for loans and deposits, continued loan repayments, increases in non-interest expense due to growth initiatives and a loss of $1.3 million on the sale of an other real estate owned asset. The Company realized a gain of $877,000 on the sale of its investment in trust preferred securities which partially offset the aforementioned loss.

Net interest income for the three and nine months ended September 30, 2006 was negatively impacted by the effects of a flat or inverted (negatively sloping) yield curve throughout 2006. A flat or inverted yield curve is where short-term interest rates are at or above medium- to long-term interest rates. The Company’s assets are typically priced using medium- to long-term rates while the Company’s funding sources are typically priced using short-term rates. As a result, the flat or inverted yield curve reduces the interest rate spread between repricing interest-earning assets and repricing interest-bearing liabilities that the Company would otherwise achieve during periods of a positively sloping yield curve. Net interest income benefited from improved weighted-average yields on interest-earning loans and securities and a reduction of $400,000 and $4.0 million, respectively, in the amortization of the deferred premium on the early extinguishment of debt to $2.5 million and $7.6 million, respectively, from the same periods in 2005. These benefits were partially offset by decreases in the weighted-average balance of interest-earning assets due to the Company’s repurchase of shares of its common stock and the repayment of $10.2 million of its Federal Home Loan Bank (FHLB) debt during the nine months ended September 30, 2006 coupled with increases in the cost of deposits.

The Company’s non-interest expense was $8.9 million and $26.9 million, respectively, for the three and nine months ended September 30, 2006 compared to $8.2 million and $24.8 million, respectively, for the 2005 periods. The Company anticipates further increases in its non-interest expense throughout the remainder of 2006 and into 2007 as it adds additional experienced commercial lenders, increases other credit support staff and makes significant enhancements to its retail sales culture. To support its longer-term growth initiatives, the Company is evaluating several potential sites for future branch expansion within or contiguous to its existing markets in the Southwestern suburbs of Chicago and Northwest Indiana. All of these initiatives are driven by the Company’s strategic focus to grow its relationships by expanding to meet customer’s loan and deposit needs while still providing them with superior customer service.

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

	Three Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	AverageYield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$836,357	$14,798	7.02%	$957,232	$15,165	6.29%
Securities (2)	316,459	3,482	4.31%	200,124	1,776	3.47%
Other interest-earning assets (3)	49,174	625	5.04%	35,050	267	3.02%
Total interest-earning assets	1,201,990	18,905	6.24%	1,192,406	17,208	5.73%

Non-interest earning assets	77,422			75,111
Total assets	$1,279,412			$1,267,517

Interest-bearing liabilities:
Deposits:
Checking accounts	$99,450	262	1.05%	$111,460	271	0.96%
Money market accounts	135,766	1,008	2.95%	123,396	430	1.38%
Savings accounts	157,105	194	0.49%	185,668	158	0.34%
Certificates of deposit	397,482	4,288	4.28%	342,485	2,635	3.05%
Total deposits	789,803	5,752	2.89%	763,009	3,494	1.82%

Borrowed money:
Other short-term borrowings (4)	24,633	294	4.74%	2,199	20	3.61%
FHLB debt (5)(6)	252,908	5,006	7.75%	285,070	5,781	7.94%
Total borrowed money	277,541	5,300	7.47%	287,269	5,801	7.90%
Total interest-bearing liabilities	1,067,344	11,052	4.11%	1,050,278	9,295	3.51%
Non-interest bearing deposits	61,173			55,502
Non-interest bearing liabilities	16,665			16,564
Total liabilities	1,145,182			1,122,344
Stockholders' equity	134,230			145,173
Total liabilities and stockholders' equity	$1,279,412			$1,267,517
Net interest-earning assets	$134,646			$142,128
Net interest income / interest rate spread		$7,853	2.13%		$7,913	2.22%
Net interest margin			2.59%			2.63%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.62%			113.53%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized costs.
(3)	Includes Federal Home Loan Bank stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and Repo Sweeps.

(5)
The 2006 period includes an average of $262.5 million of contractual FHLB borrowings reduced by an average of $9.6 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed money includes $2.5 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money as reported to 7.47% compared to an average contractual rate of 3.86%.

(6)
The 2005 period includes an average of $305.5 million of contractual FHLB borrowings reduced by an average of $20.4 million of unamortized premium on early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $2.9 million of amortization of the deferred premium on early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 7.90% compared to an average contractual rate of 3.75%.

	Nine Months Ended September 30,
	2006			2005
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$863,874	$45,027	6.97%	$970,883	$44,896	6.18%
Securities (2)	283,383	9,123	4.25%	205,534	5,348	3.43%
Other interest-earning assets (3)	45,845	1,674	4.88%	36,109	969	3.59%
Total interest-earning assets	1,193,102	55,824	6.26%	1,212,526	51,213	5.65%

Non-interest earning assets	73,192			75,009
Total assets	$1,266,294			$1,287,535

Interest-bearing liabilities:
Deposits:
Checking accounts	$102,837	773	1.00%	$107,602	574	0.71%
Money market accounts	133,275	2,647	2.66%	133,861	1,199	1.20%
Savings accounts	163,261	479	0.39%	191,587	482	0.34%
Certificates of deposit	383,416	11,410	3.98%	349,375	7,451	2.85%
Total deposits	782,789	15,309	2.61%	782,425	9,706	1.66%

Borrowed money:
Other short-term borrowings (4)	12,421	424	4.56%	1,327	34	3.43%
FHLB debt (5)(6)	256,152	15,270	7.86%	288,151	20,306	9.29%
Total borrowed money	268,573	15,694	7.71%	289,478	20,340	9.27%
Total interest-bearing liabilities	1,051,362	31,003	3.94%	1,071,903	30,046	3.75%
Non-interest bearing deposits	61,859			51,959
Non-interest bearing liabilities	15,426			17,341
Total liabilities	1,128,647			1,141,203
Stockholders' equity	137,647			146,332
Total liabilities and stockholders' equity	$1,266,294			$1,287,535
Net interest-earning assets	$141,740			$140,623
Net interest income / interest rate spread		$24,821	2.32%		$21,167	1.90%
Net interest margin			2.78%			2.33%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.48%			113.12%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized costs.

(3)	Includes Federal Home Loan Bank stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and Repo Sweeps.
(5)
The 2006 period includes an average of $268.3 million of contractual FHLB borrowings reduced by an average of $12.1 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed money includes $7.6 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money as reported to 7.71% compared to an average contractual rate of 3.84%.

(6)
The 2005 period includes an average of $312.2 million of contractual FHLB borrowings reduced by an average of $24.0 million of unamortized premium on early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $11.6 million of amortization of the deferred premium on early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 9.27% compared to an average contractual rate of 3.71%.

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

	Three Months Ended September 30,
	2006 compared to 2005
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase /(Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$1,772	$(1,915)	$(224)	$(367)
Securities	426	1,032	248	1,706
Other interest-earning assets	178	108	72	358
Total net change in income on interest-earning assets	2,376	(775)	96	1,697
Interest-bearing liabilities:
Deposits:
Checking accounts	22	(29)	(2)	(9)
Money market accounts	486	43	49	578
Savings accounts	71	(24)	(11)	36
Certificates of deposit	1,060	423	170	1,653
Total deposits	1,639	413	206	2,258
Borrowed money:
Other short-term borrowings	6	204	64	274
FHLB debt	(138)	(653)	16	(775)
Total borrowed money	(132)	(449)	80	(501)
Total net change in expense on interest-bearing liabilities	1,507	(36)	286	1,757
Net change in net interest income	$869	$(739)	$(190)	$(60)

	Nine Months Ended September 30,
	2006 compared to 2005
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$5,708	$(4,948)	$(629)	$131
Securities	1,269	2,025	481	3,775
Other interest-earning assets	350	261	94	705
Total net change in income on interest-earning assets	7,327	(2,662)	(54)	4,611
Interest-bearing liabilities:
Deposits:
Checking accounts	234	(25)	(10)	199
Money market accounts	1,459	(5)	(6)	1,448
Savings accounts	80	(71)	(12)	(3)
Certificates of deposit	2,946	726	287	3,959
Total deposits	4,719	625	259	5,603
Borrowed money:
Other short-term borrowings	11	285	94	390
FHLB debt	(3,128)	(2,255)	347	(5,036)
Total borrowed money	(3,117)	(1,970)	441	(4,646)
Total net change in expense on interest-bearing liabilities	1,602	(1,345)	700	957
Net change in net interest income	$5,725	$(1,317)	$(754)	$3,654

Analysis of Statements of Income

Net Interest Income.  The Company’s net interest margin for the three months ended September 30, 2006 was 2.59% compared to 2.63% for the 2005 period and net interest income decreased by $60,000 from the 2005 period to $7.9 million. The decrease in net interest income reflected the combined impact of higher funding costs, an inverted yield curve and competitive pricing pressures for loans and deposits. The Company’s net interest margin for the nine months ended September 30, 2006 increased 45 basis points to 2.78% from 2.33% and net interest income for the nine months ended September 30, 2006 increased by $3.7 million or 17.3% from the 2005 period to $24.8 million. The improvements in the Company’s net interest margin and net interest income for the year to date period were primarily a result of an increase in the weighted-average yield on interest-earning assets and a reduction in the amortization of deferred premium on the early extinguishment of debt.

Interest Income. The Company’s interest income increased 9.9% to $18.9 million and 9.0% to $55.8 million, respectively, for the three and nine months ended September 30, 2006 from the comparable 2005 periods. The weighted-average yield on interest-earning assets increased 51 basis points and 61 basis points, respectively, to 6.24% and 6.26%, respectively, for the three and nine months ended 2006 from the comparable 2005 periods.  The increases in 2006 were primarily a result of the upward repricing of adjustable-rate loans reflecting higher market rates of interest during the 2006 periods and the reinvestment of loan and securities repayments into additional securities yielding higher interest rates. As of September 30, 2006, the

Company’s $833.0 million loan portfolio consisted of $209.9 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $371.8 million of variable-rate loans tied to other indices.

The Company’s average interest-earning assets were stable at $1.2 billion for the three months ended September 30, 2006 compared to the 2005 period. For the nine months ended September 30, 2006, average interest-earning assets decreased 1.6% or $19.4 million from the 2005 period, primarily as a result of the Company’s repurchase of its common stock through its buyback program as well as the repayment of its maturing FHLB debt. The decreases in the average balance of interest-earning assets partially mitigated the above mentioned increases in the weighted-average yields on those assets.

Interest Expense. The Company’s total interest expense was $11.1 million and $31.0 million, respectively, for the three and nine months ended September 30, 2006 compared to $9.3 million and $30.0 million, respectively, for the 2005 periods. The Company’s average cost of interest-bearing liabilities increased 60 basis points and 19 basis points, respectively, for the 2006 periods as compared to the same periods in 2005. These increases were primarily the result of the increase in the cost of deposits coupled with an increase in average deposit balances.

Interest expense on interest-bearing deposits was $5.8 million and $15.3 million, respectively, for the three and nine months ended September 30, 2006. The average cost of interest-bearing deposits increased 107 basis points and 95 basis points, respectively, for the three and nine months ended September 30, 2006 from the 2005 periods. The increase in the cost of deposits was due to the upward repricing of money market and certificate of deposit balances and the migration of balances from lower-cost checking and savings accounts to higher-cost money market and certificate of deposit accounts. To mitigate the impact of increasing market rates of interest, the Company continues to focus on growing non-interest bearing deposits and has increased the average balance of those deposits by 10.2% and 19.1%, respectively, for the three and nine months ended September 30, 2006 from the 2005 periods.

As the interest rates offered for existing checking and savings accounts continue to lag interest rates paid for other deposit accounts, the potential remains for a continued, gradual migration of these balances to higher-cost money market and certificates of deposit accounts.

The Company’s total interest expense for the three and nine months ended September 30, 2006 was positively impacted by decreases in interest expense on borrowed money of $501,000 or 8.6% and $4.6 million or 22.8%, respectively, from the 2005 periods. The decreases in interest expense were the result of lower amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) to $2.5 million and $7.6 million, respectively, for the three months and nine months ended September 30, 2006. The Premium Amortization for the comparable 2005 periods was $2.9 million and $11.6 million, respectively.

The Company continues to experience the positive effects of the Company’s 2004 FHLB debt restructuring through the reduction of the amount of FHLB debt outstanding and the contractual interest rates paid; however, the related quarterly Premium Amortization continues to adversely affect the Company’s net interest margin. For the three months ended September 30, 2006 and 2005, the Premium Amortization reduced the net interest margin by 82 basis points and 96 basis points, respectively. The Premium Amortization reduced the net interest margin by 85 basis points and 128 basis points, respectively, for the nine months ended September 30, 2006 and 2005. The interest expense related to the Premium Amortization is expected to be $2.0 million, $1.4 million, $1.3 million and $1.1 million before taxes in the quarters ended December 31, 2006, March 31, 2007, June 30, 2007 and September 30, 2007, respectively.

Provision for losses on loans. The Company’s provision for losses on loans was $413,000 for the three months ended September 30, 2006 compared to $545,000 for the 2005 period and $971,000 and $1.3 million, respectively, for the nine months ended September 30, 2006 and September 30, 2005 reflecting required changes to the allowance for losses on loans as determined by its quarterly analysis of the adequacy of the allowance for losses on loans. For additional information, see “Changes in Financial Condition - Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Non-interest income. The Company’s non-interest income for the three and nine months ended September 30, 2006 was $2.3 million and $7.5 million, respectively, compared to $3.3 million and $8.7 million, respectively, for the 2005 periods. Non-interest income for the quarter and year to date 2006 periods was impacted by lower service charges and other fees due to decreased overdraft fees during the year as deposit customers are changing their behavior patterns related to overdrafts and fees. Commission income from the Company’s third-party service provider for the sale of investment products was also lower for the 2006 periods as rates offered on certificates of deposit have become more competitive relative to the yields available on non-deposit products.

The Company’s non-interest income for the quarter and year to date 2006 periods was also impacted by a $1.3 million loss on the sale of property that was collateral for an impaired commercial real estate loan which was transferred to other real estate owned during the second quarter of 2006. Partially offsetting the loss on the sale, the Company realized an $877,000 gain on the sale during the third quarter of 2006 of its investment in certain trust preferred securities. The 2005 year to date period included a $240,000 impairment charge on available-for-sale securities due to an impairment on an investment in a Freddie Mac fixed-rate perpetual preferred stock.

Non-interest expense. Non-interest expense was $8.9 million and $26.9 million, respectively, for the three and nine months ended September 30, 2006 compared to $8.2 million and $24.8 million, respectively, for the 2005 periods. The increases from 2005 were primarily the result of increased compensation and employee benefits expense as a result of bringing item processing in-house and staffing for growth coupled with increased pension expense.

The Company’s pension expense totaled $360,000 and $1.1 million, respectively, for the quarter and year to date periods in 2006, up from $200,000 and $420,000, respectively, for the 2005 periods. The increased pension costs are due to higher actuarial estimates for future contributions to the Company’s multi-employer defined benefit plan. The Company anticipates the Pension Protection Act of 2006 (the Act) signed into law in August 2006 will have a material impact on its future pension benefit obligations as the Act mandates accelerated funding requirements for plans that are not fully funded. The Company is currently evaluating the financial impact of the Act and reviewing its options including withdrawing from the multi-employer defined benefit plan.

In addition, furniture and equipment expense increased for the three and nine months ended September 30, 2006 to $548,000 and $1.5 million, respectively, from the 2005 periods due to the Company’s investment for in-house item processing equipment and other software expenses. Marketing expenses increased for the 2006 periods to $442,000 and $1.0 million, respectively, from the 2005 periods as the Company continued to support growth initiatives through expanded marketing campaigns and brand development.

The Company’s efficiency and core efficiency ratios for the three and nine months ended September 30, 2006 and 2005 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Efficiency ratio:
Non-interest expense	$8,928	$8,198	$26,896	$24,837
Net interest income plus non-interest income	$10,122	$11,262	$32,356	$29,899
Efficiency ratio	88.20%	72.79%	83.13%	83.07%

Core efficiency ratio:
Non-interest expense	$8,928	$8,198	$26,896	$24,837
Net interest income plus non-interest income	$10,122	$11,262	$32,356	$29,899
Adjustments:
Net realized (gains) losses on sale of securities available-for-sale	(877)	25	(750)	113
Impairment of securities available-for-sale	-	-	-	240
Net realized (gains) losses on sales of other assets	1,339	(287)	1,291	(369)
Amortization of deferred premium on the early extinguishment of debt	2,465	2,865	7,587	11,581
Net interest income plus non-interest income - as adjusted	$13,049	$13,865	$40,484	$41,464
Core efficiency ratio	68.42%	59.13%	66.44%	59.90%

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

Income Tax Expense. The Company’s income tax expense for the third quarter of 2006 was $1,000 compared to $632,000 for the 2005 period. The income tax expense for the 2006 year to date period was $779,000 compared to $585,000 for the 2005 period. The change in income tax expense for the 2006 periods is primarily a function of the change in the pre-tax earnings from the comparable 2005 periods. Permanent tax differences, primarily related to the Company’s investment in bank-owned life insurance, and the application of available tax credits continue to have a favorable impact on income tax expense.

Financial Condition

Securities. The Company manages its securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines and to meet pledging and liquidity requirements.

The Company adjusts the size and composition of its securities portfolio according to a number of factors including expected loan growth, the interest rate environment and projected liquidity. The amortized cost of the Company’s securities and their fair values were as follows at September 30, 2006 and December 31, 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At September 30, 2006:
Government sponsored entity (GSE) securities and commercial paper (1)	$287,072	$922	$(1,486)	$286,508
Mortgage-backed securities	21,670	6	(347)	21,329
Collateralized mortgage obligations	13,611	24	(153)	13,482
Equity securities	1,386	65	-	1,451
	$323,739	$1,017	$(1,986)	$322,770

At December 31, 2005:
Government sponsored entity (GSE) securities (1)	$167,047	$94	$(1,932)	$165,209
Mortgage-backed securities	29,927	29	(500)	29,456
Collateralized mortgage obligations	22,553	7	(222)	22,338
Trust preferred securities	85	51	-	136
Equity securities	1,386	25	-	1,411
	$220,998	$206	$(2,654)	$218,550

(1) At September 30, 2006 and December 31, 2005, the Company held $15.2 million and $12.2 million, respectively, of callable GSE securities.

The Company’s securities portfolio increased over $100.0 million since December 31, 2005 as growth in deposits outpaced loan growth. During the first nine months of 2006, approximately $24.1 million of available-for-sale securities were sold realizing an aggregate net gain on the sales of $750,000.

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

At September 30, 2006, all securities available-for-sale with a loss position were issued by the federal government, its agencies or GSEs, including the Federal National Mortgage Association and Freddie Mac, and in management’s belief, the unrealized losses as of September

30, 2006 were attributable to changes in market interest rates and not the credit quality of the issuers. Management does not believe any of these securities are other-than-temporarily impaired. As of September 30, 2006, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$334,411	40.2%	$381,956	41.6%
Construction and land development	133,108	16.0	136,558	14.9
Commercial and industrial	48,687	5.8	61,956	6.8
Total commercial loans	516,206	62.0	580,470	63.3

Retail loans:
Single-family residential	235,198	28.2	235,359	25.7
Home equity lines of credit	77,594	9.3	96,403	10.5
Other	4,012	0.5	5,173	0.5
Total retail loans	316,804	38.0	336,935	36.7

Total loans receivable, net of unearned fees	$833,010	100.0%	$917,405	100.0%

Total loans decreased $84.4 million at September 30, 2006 from December 31, 2005. The commercial loan portfolio decreased $64.3 million or 11.1% primarily as a result of the repayment in full of 34 commercial loans totaling $132.6 million during the nine months ended September 30, 2006. Over $36.0 million of these loans were commercial real estate loans that were repaid as a result of the borrowers selling the underlying collateral and over $28.0 million of these loans were repaid as the result of expected pay downs. The Company anticipates that its recently hired experienced commercial lenders will help create additional loan growth that is expected to mitigate the effects of the level of repayments recently experienced.

The retail loan portfolio decreased $20.1 million or 6.0% primarily as a result of a decrease of $18.8 million or 19.5% in home equity lines of credit. The Company’s home equity lines of credit are variable rate loans subject to increased interest rates in a rising rate environment thus causing many borrowers to reduce their outstanding balances through principal repayments or through conversion of all or a portion of their balance to a fixed-rate amortizing loan product. In addition, the Company has reduced its marketing focus on the home equity lines of credit due to the current rate environment.

Allowance for Losses on Loans. The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$11,690	$13,892	$12,939	$13,353
Provision for losses on loans	413	545	971	1,312
Charge-offs	(1,473)	(812)	(3,457)	(1,117)
Recoveries	62	86	239	163
Balance at end of period	$10,692	$13,711	$10,692	$13,711

At September 30, 2006, the Bank’s allowance for losses on loans totaled $10.7 million, a decrease of $2.2 million from December 31, 2005. The decrease in the allowance for losses on loans is primarily a result of reductions in the estimated SFAS 5 component of the allowance for losses on loans as the Company’s loan portfolio decreased from December 31, 2005 coupled with charge-offs during the first nine months of 2006. Total charge-offs included a $1.0 million charge-off during the third quarter and a $1.7 million charge-off during the second quarter on two previously impaired commercial real estate loans. The charge-offs on these loans equaled the respective impairment allocations and were incurred when the Company transferred each loan at its net realizable value to other real estate owned.

The allowance for losses on loans represented 49.1% and 61.5%, respectively, of the Bank’s non-performing loans and 1.28% and 1.41%, respectively, of its total loans receivable at September 30, 2006 and December 31, 2005. The changes in the ratios are directly related to the charge-offs on the impaired commercial real estate loans discussed above. Management believes the allowance for losses on loans is adequate to absorb credit losses inherent in the loan portfolio at September 30, 2006.

The Company’s impaired loans were as follows at the dates presented:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)

Total impaired loans	$12,936	$22,156
Aggregate impairment allocation	$4,571	$5,824
Number of impaired loans	7	8

Total impaired loans decreased from December 31, 2005 primarily as a result of a decrease in impaired commercial real estate loans due to the transfer of two impaired loans to other real estate owned. The Company also received repayment of $1.7 million on an impaired commercial real estate loan identified during the second quarter of 2006. These decreases were partially offset by the identification of an impaired construction and land development participation loan during the Company’s third quarter of 2006 analysis of impaired loans. There were no other significant changes to the Company’s impaired loans or the related impairment allocations during the third quarter of 2006.

Non-performing Assets. The following table provides information relating to the Company’s non-performing assets as of the dates indicated. The Company had no loans past due 90 days or more still on interest accrual at either date presented.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$12,314	$17,492
Construction and land development	4,176	77
Commercial and industrial	718	94
Total commercial and construction loans	17,208	17,663

Retail loans:
Single-family residential	3,817	2,929
Home equity lines of credit	705	429
Other	49	20
Total retail loans	4,571	3,378
Total non-accruing loans	21,779	21,041
Other non-performing assets	579	540
Total non-performing assets	$22,358	$21,581

Non-performing assets to total assets	1.73%	1.74%
Non-performing loans to total loans	2.61%	2.29%

The change in the non-accrual commercial real estate loans from December 31, 2005 included the transfer of two loans to other real estate owned, of which one asset was sold, and the addition of another commercial real estate loan during the third quarter of 2006. The increase in non-performing construction and land development loans was due to the transfer of two loans to non-accrual status during the third quarter of 2006. There were no other significant changes during the third quarter of 2006 related to the Company’s non-performing loans. At September 30, 2006, 38.1% of the Company’s non-performing loans consisted of two impaired commercial real estate loans secured by properties and assets utilized in the hotel industry.

Subsequent to September 30, 2006, one other real estate owned asset comprised of vacant land and held by the Company since March 2004 was sold for approximately $690,000 resulting in an estimated gain of $280,000. The Company will realize the gain during the fourth quarter of 2006.

Deposits and Borrowed Money. The following table identifies the dollar amount and percentage of total deposits in each deposit category offered by the Company at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$59,399	6.7%	$66,116	8.0%
Interest-bearing	98,149	11.3	106,938	12.9
Money market accounts	143,297	16.5	121,667	14.7
Savings accounts	152,259	17.5	170,619	20.6
Core deposits	453,104	52.0	465,340	56.2
Certificates of deposit:
Less than $100,000	284,526	32.7	261,977	31.6
$100,000 or greater	133,200	15.3	101,318	12.2
Time deposits	417,726	48.0	363,295	43.8
Total deposits	$870,830	100.0%	$828,635	100.0%

The Company’s total deposits increased 5.1% to $870.8 million at September 30, 2006 from $828.6 million at December 31, 2005. The $42.2 million increase was primarily the result of an increase of $54.4 million in certificate of deposit accounts which was partially offset by a $12.2 million decrease in core deposits. This decrease in core deposits was caused by disintermediation as depositors sought higher-yielding deposit and investment products.

In conjunction with the Company’s strategy to cultivate new as well as deepen existing deposit relationships with local municipalities and businesses, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows these depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in a pool of multiple securities owned by the Bank. The swept funds are not recorded as deposits by the Company and instead are considered short-term borrowings which provide a lower-cost funding alternative for the Company. At September 30, 2006, the Company had $20.9 million in Repo Sweeps which are not included in the above deposit totals.

The Company’s borrowed money consisted of the following at the dates indicated:

	September 30, 2006		December 31, 2005
	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	4.75%	$20,876	3.75%	$555

Secured advances from FHLB - Indianapolis:
Maturing in 2006 - fixed-rate	3.43	77,000	3.41	87,000
Maturing in 2007 - fixed-rate	3.65	87,000	3.65	87,000
Maturing in 2008 - fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 - fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 - fixed-rate (1)	6.71	1,190	6.71	1,209
Maturing in 2018 - fixed-rate (1)	5.54	2,816	5.54	2,816
Maturing in 2019 - fixed-rate (1)	6.31	7,372	6.31	7,537
		262,378		272,562
Less: deferred premium on early extinguishment of debt		(8,203)		(15,791)
Net FHLB - Indianapolis advances		254,175		256,771

Total borrowed money		$275,051		$257,326
Weighted-average contractual interest rate	3.86%		3.77%

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

At September 30, 2006, the Company had two lines of credit with a maximum of $40.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing. At September 30, 2006, the Company did not utilize these lines.

At September 30, 2006, the Company also had a $10.0 million revolving line of credit with a maturity date of March 21, 2007. Each borrowing under the line of credit carries an interest rate of either the Wall Street Journal Prime Rate minus 75 basis points or the three month London Interbank Offered Rate, at the Company’s option. The line of credit obtained by the Company is secured by all of the stock of the Bank held by the Company. The Company has not borrowed any funds under this line of credit.

Capital Resources. The Company’s stockholders’ equity at September 30, 2006 was $133.0 million compared to $142.4 million at December 31, 2005. The decrease during the first nine months of 2006 was primarily due to:

•    repurchases of shares of the Company’s common stock during 2006 totaling $14.7 million, and
•    cash dividends declared totaling $4.0 million.

The following increases in stockholders’ equity during the first nine months of 2006 partially offset the aforementioned decreases:

•    net income of $3.7 million;
•    proceeds from stock option exercises totaling $2.9 million;
•    shares committed to be released under the Company’s Employee Stock Ownership Plan totaling $1.3 million; and
•    decreased accumulated other comprehensive losses of $922,000.

During the nine months ended September 30, 2006, the Company repurchased 997,381 shares of its common stock with an average price of $14.74 per share pursuant to the share repurchase program announced in March 2003, which was completed in June 2006, and the new share repurchase program announced in June 2006 for an additional 600,000 shares. At September 30, 2006, the Company had 258,601 shares remaining to be repurchased under its new share repurchase program. Since its initial public offering, the Company has repurchased an aggregate of 13,114,171 shares of its common stock at an average price of $12.06 per share. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

At September 30, 2006, the Bank’s regulatory capital was in excess of regulatory requirements set by the Office of Thrift Supervision (OTS). The current requirements and the Bank's actual levels at September 30, 2006 and at December 31, 2005 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2006:
Risk-based	$133,974	13.70%	$78,210	>8.00%	$97,763	>10.00%
Tangible	123,307	9.58	19,309	>1.50	25,745	>2.00
Core	123,307	9.58	51,490	>4.00	64,362	>5.00

As of December 31, 2005:
Risk-based	$140,102	13.63%	$82,244	>8.00%	$102,806	>10.00%
Tangible	128,884	10.38	18,624	>1.50	24,832	>2.00
Core	128,884	10.38	49,665	>4.00	62,080	>5.00

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company’s primary sources of funds have been:

•	deposits and Repo Sweeps;
•	scheduled payments of amortizing loans and mortgage-backed securities;
•	prepayments and maturities of outstanding loans and mortgage-backed securities;

•	maturities of investment securities and other short-term investments;
•	funds provided from operations; and
•	borrowings from the FHLB.

Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings.

At September 30, 2006, the Company had cash and cash equivalents of $50.4 million, which was an increase from $24.2 million at December 31, 2005. The increase was mainly the result of:

•	significant net repayments of loans totaling $66.5 million;
•	proceeds from sales, maturities and paydowns of securities aggregating $41.9 million;
•	increases in the balances of Repo Sweeps totaling $20.3 million; and
•	increases in the balances of deposit accounts totaling $42.1 million.

The above cash inflows were partially offset by:
•    purchases of available-for-sale securities totaling $140.7 million;
•    repurchases of the Company’s common stock totaling $14.7 million;
•    and repayment of FHLB debt totaling $10.2 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments. During the fourth quarter of 2006, $77.0 million of the Company’s FHLB borrowings will mature. The Company expects to use excess liquidity and maturing securities to repay these borrowings.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. CFS Bancorp, Inc. also has $10.0 million of available liquidity under a line of credit. Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, for the nine months ended September 30, 2006, the Company received $9.4 million in dividends from the Bank. At September 30, 2006, the parent company had $1.4 million in cash and cash equivalents and $176,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of September 30, 2006:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$112,250	$134,554	$5,634	$9,940	$262,378
Repo Sweeps (2)	20,876	-	-	-	20,876
Operating leases	470	345	26	-	841
Dividends payable on common stock	1,355	-	-	-	1,355
	$134,951	$134,899	$5,660	$9,940	$285,450

(1) Does not include interest expense at the weighted-average contractual rate of 3.79% for the periods presented.
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

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $288.2 million at September 30, 2006. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Company.

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

The following table details the amounts and expected maturities of significant commitments at September 30, 2006:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$56,296	$2,997	$985	$327	$60,605
Retail	16,704	-	-	-	16,704
Commitments to purchase loans:
Commercial	13,638	-	-	-	13,638
Retail	-	-	-	-	-
Commitments to fund unused construction loans	17,898	17,636	11,417	9,084	56,035
Commitments to fund unused lines of credit:
Commercial	13,298	9,536	351	-	23,185
Retail	14,184	709	5	62,859	77,757
Letters of credit	3,498	8,450	529	-	12,477
Credit enhancements	500	9,248	24,557	8,839	43,144
	$136,016	$48,576	$37,844	$81,109	$303,545

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

Letters of credit include credit enhancements, which are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, which provides for a lower interest rate, the FHLB-Indianapolis (FHLB-IN) issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement with the FHLB-IN, would be required to reimburse the FHLB-IN for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially.

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

The following table presents, as of June 30, 2006 and December 31, 2005 an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point (1%) increments up to 300 basis points and down 200 basis points in accordance with OTS regulations. Information as of September 30, 2006 was not available prior to the filing of this Form 10-Q. The Company does not believe the results as of September 30, 2006 would be significantly different than the results presented as of June 30, 2006.

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

	Percentage of Deposits Repricing In First Year
	September 30, 2006	December 31, 2005
Deposit category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	-	20
Money market accounts	50	50

At September 30, 2006, the Bank’s cumulative one-year gap ratio was 8.8% compared to 9.3% at December 31, 2005.

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

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at September 30, 2006 and December 31, 2005.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	September 30, 2006	December 31, 2005
Assumed change in interest rates (basis points):
+200	2.3%	1.2%
+100	1.4	0.9
-100	(2.3)	(3.4)
-200	(6.1)	(9.6)

The earnings at risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment. The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 2.3% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 6.1% in year one. The Bank’s exposure to interest rate risk in a falling rate environment has improved as of September 30, 2006 compared to December 31, 2005 primarily as a result of an increase in shorter-term funding sources.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies. The Bank currently plans on continuing to reduce its exposure to falling interest rates by lengthening the duration of its securities portfolio and increasing its core deposit balances. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At September 30, 2006, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of Company-only assets and liabilities would have a non-material impact on the results presented.

Item 4.  Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended (the 1934 Act)) occurred during the third quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

The Bank’s suit that was filed against the U.S. government during 1993, Citizens Financial Services, FSB v. United States (Case No. 93-306-C), went to trial in June 2004 in the U.S. Court of Claims. The Bank previously had been granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The trial concluded in early July 2004. On March 7, 2005, the Court of Claims entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the Government is entitled to recover certain minimal costs from the Bank with respect to one claim that the Bank voluntarily dismissed during the proceeding. The Government has indicated that these costs are less than $5,000. The Company filed an appeal on May 17, 2005, Citizens Financial Services, FSB v. United States (Case No. 05-5116) in the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on March 6, 2006. The Bank’s appeal was denied on

March 10, 2006 and on April 24, 2006, the Bank subsequently filed a petition for re-hearing of its appeal. The petition was denied on May 17, 2006.  On August 16, 2006, the Bank filed a petition for writ of certiorari with the United States Supreme Court, Citizens Financial Services, FSB, fka Citizens Federal Savings and Loan Association, Petitioner v. United States (Docket No. 06-231) and is awaiting the Court's ruling.

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

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds

(a) - (b) Not applicable.

(c) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2006	50,863	$14.76	50,863	495,194
August 1-31, 2006	25,322	14.93	25,322	469,872
September 1-30, 2006	211,271	15.01	211,271	258,601
Total	287,456	14.96	287,456	258,601

(1)
The Company publicly announced on June 15, 2006 a repurchase program for 600,000 shares. Prior to July 1, 2006, 53,943 shares had been repurchased under that program. A total of 5,258 shares were purchased in October 2006 under this program.

Item 3.  Defaults Upon Senior Securities

(a) None.

(b) Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

(d) Not applicable.

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

CFS BANCORP, INC.

Date: November 9, 2006	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman and
Chief Executive Officer

Date: November 9, 2006	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer