Form 10-K
period 2006-12-31
CFS BANCORP INC
filed 2007-03-15
CIK 1058438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
____________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No.: 0-24611

CFS Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-2042093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

707 Ridge Road
Munster, Indiana	46321
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:
(219) 836-5500

Securities registered pursuant to Section 12(b) of the Act:
Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

Common Stock (par value $0.01 per share)
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☑

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

     As of June 30, 2006, the aggregate value of the 11,502,776 shares of Common Stock of the Registrant outstanding on such date, which excludes 433,218 shares held by all directors and executive officers of the Registrant as a group, was approximately $164.3 million. This figure is based on the last known trade price of $14.84 per share of the Registrant’s Common Stock on June 30, 2006.

     Number of shares of Common Stock outstanding as of March 2, 2007: 11,072,263

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 24, 2007 are incorporated by reference into Part III.

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

PART I.

ITEM 1.     BUSINESS

GENERAL

     CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) is a registered unitary savings and loan holding company originally incorporated under the laws of the State of Delaware in March 1998. The Company operates one wholly-owned subsidiary, Citizens Financial Bank (the Bank), and was formed to facilitate the Bank’s July 1998 conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (Conversion). In conjunction with the Conversion, the Company completed an initial public offering. The Company and the Bank are subject to oversight and examination by the Office of Thrift Supervision (OTS). See “Regulation – Regulation of Savings and Loan Holding Companies.”

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

     The Company employed 360 full-time equivalent employees at December 31, 2006. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition, the Company utilizes the support staff of the Bank from time to time. The Company has responsibility for the overall conduct, direction, and performance of the Bank and provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital to the Bank.

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

     The Bank offers a wide variety of checking, savings and other deposit accounts. The Bank also offers investment services and securities brokerage targeted to individuals, families and small- to medium-sized businesses in its primary market areas through a non-affiliated third-party provider. The Bank has increased its business product offerings over the past few years to enhance its opportunity to serve the business segment of its customer base. These products include public fund deposits, repurchase sweep accounts, zero balance accounts, remote merchant capture, Business Overdraft Privilege, business on-line banking and lock-box services.

     To better facilitate the delivery of its products and services and to improve its presence in its primary markets, the Bank’s 22 banking centers are clustered into six distinct geographic regions with Community Bank Presidents who are primarily responsible for cultivating new and strengthening existing business banking relationships with small businesses while maintaining highly visible leadership roles in the communities they serve. The Community Bank Presidents work closely with each of the Bank’s Banking Center Managers in their region to enhance available opportunities for improving market share and to ensure high-quality personalized customer service.

     The Bank’s commercial lending sales division supplements business development initiatives within the Bank’s geographic regions. The commercial lending sales division is primarily responsible for handling loan requests in excess of $100,000 as well as opportunities for loan participations. These loan requests may initiate from businesses within or outside of the Bank’s general market area.

     The Bank periodically evaluates potential acquisitions and de novo branching opportunities to strengthen its overall market presence. The Bank targets areas that it believes are not yet fully served by other banking organizations, offers an attractive deposit base or potential business growth opportunities, and complements its existing market territory. The Bank opened its newest banking center in Tinley Park, Illinois in January 2007. The Bank purchased a parcel of land in Bolingbrook, Illinois to build a new banking center and another parcel in Merrillville, Indiana to relocate its existing banking center into a free-standing full service banking facility. In February 2007, the Bank purchased a parcel of land in Olympia Fields, Illinois with plans to relocate its existing banking center in Flossmoor, Illinois to a free-standing full service banking facility.

     The Bank’s revenue is primarily derived from interest on loans, investment securities, and loan and deposit fees. The Bank’s operations are significantly impacted by general economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (FRB), legislative tax policies and governmental budgetary matters. The Bank’s revenue is largely dependent on net interest income, which is the difference between interest earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

AVAILABLE INFORMATION

     CFS Bancorp, Inc. is a public company and files annual, quarterly and special reports, proxy statements and other information with the SEC. The Company makes available, free of charge, on its website, http://www.citz.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these documents under the “Investor Relations” section. These documents are available as soon as reasonably practicable after they are filed or furnished to the SEC.

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

     The Bank has historically concentrated its efforts in the markets surrounding its offices. The Bank may also invest in areas outside of its market through the direct origination of commercial loans and purchase of commercial participation loans. The Bank’s market area reflects diverse socioeconomic factors. Historically, the market area in northwest Indiana and the south-suburban areas of Chicago were heavily dependent on manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly significant to the region in the last decade. Growth in the local economies can be expected to occur largely as a result of the continued interrelation with Chicago as well as suburban business centers in the area.

     The Bank faces significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers and the market for deposit funds is one of the most competitive in the United States. The Bank’s competition for loans comes principally from commercial banks, other savings banks, savings associations, mortgage-banking companies and more recently, conduit lenders and insurance companies. The Bank’s most direct competition for deposits has historically come from savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

General

     The Bank originates commercial and retail loans. Included in the Bank’s commercial loan portfolio are commercial real estate, construction and land development, and commercial and industrial loans. The retail loan portfolio includes single-family residential mortgage loans, lot loans and consumer loans including home equity loans, home equity lines of credit (HELOCs) and auto loans. See the Company’s loans receivable composition table in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

     The Bank also invests, on a participating basis, in loans originated by other lenders. These participations may be within or outside of the Bank’s market area. The Bank applies the same underwriting guidelines applicable to loans it originates when considering investing in these participation loans. At December 31, 2006, the Bank had $80.7 million of purchased participations, of which $37.2 million was to borrowers located outside of the Bank’s market area.

     The Bank’s lending strategy seeks to diversify its portfolio in an effort to limit risks associated with any particular loan type or industry while building a quality loan portfolio. The Bank has established specific collateral concentration limits in a manner it believes will not hamper its lenders in the pursuit of new business in a variety of sectors. The Bank’s commercial loan underwriting focuses on the cash flow from business operations, the financial strength of the borrower and guarantors, and the underlying collateral.

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

     The Bank utilizes a Risk-Based Lending approach for underwriting its home equity products and other consumer loans. This approach evaluates the borrower’s credit score, debt-to-income ratio and the collateral value. Borrowers with a higher credit score generally qualify for a lower interest rate.

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

     Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to specific designated amounts. The Bank’s Loan Committee meets weekly and reviews all loans that exceed individual loan approval authorities. All new loans and loan modifications are reviewed by the Bank’s full Board of Directors as part of its monthly review of the Loan Committee minutes.

     A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $19.9 million in the case of the Bank at December 31, 2006), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Since January 2003, the Bank has had a general guideline of limiting any one loan or multiple loans to the same borrower to 75% of the regulatory limit.

     The Bank is also required to monitor its aggregate loans to corporate groups. These are loans that are given to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate property and underwritten based on separate cash flows, the entities may all be owned or controlled by one individual or a group of individuals. The Bank is required by regulation to limit its aggregate loans to any corporate group to 50% of Tier 1 capital. At December 31, 2006, the Bank’s Tier 1 capital was $121.6 million. The Bank’s two largest corporate group relationships at December 31, 2006 equaled $23.6 million and $17.7 million, respectively. Both of these relationships are below the group limit of $60.8 million and are performing in accordance with their terms.

COMMERCIAL AND CONSTRUCTION LENDING

General

     The Company’s commercial and construction lending portfolio includes commercial real estate loans, construction and development financing, and commercial and industrial loans. The commercial lending sales division is responsible for growing the Company’s commercial loan portfolio by generating loans of $100,000 or more to small businesses which may include loan participation opportunities. These commercial and construction loans generally have variable interest rates indexed to the Wall Street Journal Prime lending rate or indexed to the three- or five-year U.S. Treasury obligations.

Commercial Real Estate

     The majority of the Bank’s commercial loan portfolio is made up of loans secured by commercial real estate, including multi-family residential loans. These loans generally have 3 to 10 year terms with an amortization period of 25 years or less. The Bank offers fixed interest rate loans and variable rate loans with fixed interest rates for the initial three or five year period which then adjust at each three or five year interval to a designated index such as U.S. Treasury obligations adjusted to a constant maturity (CMT) plus a stipulated margin for the remainder of the term. Commercial real estate loans generally have shorter terms to maturity and higher yields than the Bank’s single-family residential mortgage loans. Upon closing, the Bank usually receives fees of between 0.25% and 1.0% of the principal loan balance. These loans are typically subject to prepayment penalties. The Bank generally obtains personal guarantees for commercial real estate loans from the borrower’s principals.

     The Bank evaluates various aspects of commercial real estate loan transactions in an effort to mitigate credit risk. In underwriting these loans, consideration is given to the stability of the property’s cash flow, future operating projections, management experience, current and projected occupancy, location and physical condition. In addition, the Bank generally performs sensitivity analysis on cash flows utilizing various vacancy rate and interest rate assumptions when underwriting the loans to determine how different scenarios may impact the borrowers’ ability to repay the loans. The Bank has generally imposed a debt coverage ratio (the ratio of net income before interest, depreciation and debt payments to debt service) of not less than 110% for commercial real estate loans. The underwriting analysis also includes a review of the financial condition of the borrower and guarantor as well as cash flows from global resources. An appraisal report is prepared by an independent appraiser commissioned by the Bank to substantiate property values for new commercial real estate loan transactions. All appraisal reports and any necessary environmental site assessments are reviewed by the Bank before the loan closes.

     Commercial real estate lending entails substantial risks because these loans often involve large loan balances to single borrowers and the payment experience on these loans is typically dependent on the successful operation of the project or the borrower’s business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to minimize its risk exposure by considering properties with existing operating performances that can be analyzed, requiring conservative debt coverage ratios and periodically monitoring the operation and physical condition of the collateral as well as the business occupying the property.

     The Bank’s commercial real estate loans are secured by hotels, medical office facilities, multi-family residential buildings, churches, small office buildings, strip shopping centers and other commercial uses. These loans are usually originated in amounts of less than $15.0 million, and as of December 31, 2006, the average size of the Bank’s commercial real estate loans approximated $777,000.

Construction and Land Development Loans

     The Bank currently offers construction loans for commercial real estate and multi-family residential properties along with construction loans to local residential builders. The Bank’s construction portfolio also includes construction/permanent single-family residential loans which will convert to permanent mortgage loans upon the completion of the construction. At the time of conversion, these loans will become part of the Bank’s single-family residential mortgage loan portfolio.

     The Bank also originates loans to local developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. These loans are secured by a mortgage on the property which is generally limited to the lesser of 75% of its appraised value or 75% of its cost and are typically made for a period of up to three years. The Bank requires monthly interest payments during the loan’s term. The principal of the loan is reduced as lots are sold and released. The majority of the Bank’s land development loans are secured by property located in its primary market area. In addition, the Bank generally obtains personal guarantees from the borrower’s principals for construction and land development loans.

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

     Construction and development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, the Bank first requires the borrower to inject cash equity to cover any shortfall. The Bank may then need to advance funds beyond the amount originally committed to ensure completion of the development.

     In evaluating any new originations of construction and development loans, the Bank generally considers evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and the contractor, the amount of the borrower’s equity in the project, independent valuations and reviews of cost estimates, pre-construction sale or leasing information, and cash flow projections of the borrower. To reduce the inherent lending risk, the Bank may require performance bonds in the amount of the construction contract and generally obtains personal guarantees from the principals of the borrower.

     At December 31, 2006, the average size of the Bank’s construction and land development loans was approximately $771,000.

Commercial and Industrial Loans

     The Bank also originates commercial loans that are secured by business assets other than real estate and secured and unsecured operating lines of credit. These types of loans undergo an underwriting process similar to the other types of commercial lending the Bank offers; however, these loans tend to have different risks associated with them since repayment is based on the cash flows of the business operation. As of December 31, 2006, the average size of the Bank’s commercial and industrial loans was approximately $140,000.

RETAIL LENDING

General

     The Bank’s retail lending program includes single-family residential loans, home equity loans, HELOCs, lot loans, auto loans and other consumer loans. The Bank’s retail lenders are responsible for originating its retail loans. Retail loans may also be originated within the Bank’s branches, by its customer call center or via the internet at the Bank’s website, www.citz.com. The Bank’s primary focus continues to be on originating and retaining variable-rate retail products; however, the Bank also retains certain fixed-rate amortizing single-family residential loans. During 2007, the Bank anticipates selling a portion of the single-family residential loans originated in 2007 to the secondary market with servicing retained.

Single-Family Residential Loans

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

     The Bank’s residential mortgage loans have either fixed interest rates or variable interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities between 10 and 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan and interest by the maturity date. The Bank does not originate non-amortizing single-family residential loans. Substantially all of the Bank’s single-family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

     The Bank’s fixed-rate loans are generally originated under terms, conditions and documentation which permit them to be sold in the secondary market for mortgages. The Bank primarily retains within its portfolio certain fixed-rate loans when the borrowers’ credit score is above a certain minimum. Fixed-rate loans originated with credit scores below the minimum are generally sold in the secondary market. At December 31, 2006, $66.6 million, or 29.5%, of the Bank’s single-family residential mortgage loans were fixed-rate loans. During 2006, the Bank sold approximately $10.0 million of fixed-rate loans with servicing released.

     The adjustable-rate single-family residential mortgage (ARM) loans currently offered by the Bank have interest rates which are fixed for the initial three or five years and then adjust annually to the corresponding CMT plus a stipulated margin. The Bank’s ARMs generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate over the life of the loan. This cap is generally 6% above the initial rate. The Bank’s ARMs require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. At December 31, 2006, $158.9 million, or 70.5%, of the Bank’s single-family residential mortgage loans were adjustable-rate loans.

     The Bank’s single-family residential loans generally do not exceed amounts limited to the maximum amounts contained in U.S. Government sponsored agency guidelines. In addition, the Bank’s maximum loan-to-value (LTV) ratio for these loans is generally 95% of the lesser of the secured property’s sales price or appraised value, provided that private mortgage insurance is generally obtained on the portion of the principal amount that exceeds 80% of the appraised value.

Home Equity Products

     The majority of the Bank’s home equity products are HELOCs which are structured as a variable-rate line of credit with terms up to 20 years including a 10 year repayment period. The Bank also offers home equity loans with a 10 year term which have a fixed-rate through maturity. The Bank’s home equity products are secured by the underlying equity in the borrower’s residence. These products generally require LTV ratios of 90% or less after taking into consideration any first mortgage loan. There is a higher risk associated with this type of lending since these products are typically secured by a second mortgage on the borrower’s residence. The Bank looks to the borrower’s credit score as an indication of risk and as a factor in establishing the interest rate on the loan or line of credit.

Other Loans

     The Bank’s other retail loans consist primarily of consumer loans, loans secured by deposit accounts and auto loans. The Bank is not actively marketing these types of loans and offers them primarily as a service to its existing customers.

SECURITIES ACTIVITIES

     The Company’s investment policy, which has been established by the Board of Directors, is designed to prescribe authorized investments and outline the Company’s practices for managing risks involved with investment securities. The investments of the Company are managed to balance the following objectives:

  preserving principal,

  providing liquidity for loan demand, deposit fluctuations and other statement of condition changes,

  insulating net interest income from the impact of changes in market interest rates,

  maximizing return on invested funds within acceptable risk guidelines, and meeting pledging and liquidity requirements.

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

     The Company evaluates all securities for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in Financial Accounting Standards Board (FASB) Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on a quarterly basis, and more frequently when economic conditions warrant additional evaluations. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain [as other comprehensive income (loss) in stockholders’ equity] and not recognized in income until the security is sold.

     The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

SOURCE OF FUNDS

General

     Deposits are the primary source of the Bank’s funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from loan principal repayments and borrowings. Loan repayments are historically a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. The Bank has used borrowings in the past, primarily Federal Home Loan Bank (FHLB) advances, to supplement its deposits as a source of funds.

Deposits

     The Bank’s deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts and certificates of deposit. The Bank considers its checking, money market and savings accounts to be its core deposits. Deposit account terms may vary with principal differences including: (i) the minimum balance required; (ii) the time periods the funds must remain on deposit; and (iii) the interest rate paid on the account.

     The Bank utilizes traditional marketing methods to attract new customers and deposits, and it does not advertise for deposits outside of its market area. The Bank does not currently utilize the services of deposit brokers. During 2006, the Bank increased the amount of public deposits with local municipalities by developing products attractive to these entities. The Bank has implemented initiatives to attract core deposits in all of its markets by offering various limited-time promotions for new deposit accounts. As the need for funds warrant, the Bank may continue to use deposit promotions in new markets to build its customer base.

Borrowed Money

     Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB. The advances from the FHLB – Indianapolis (FHLB–IN) are secured by capital stock of the FHLB–IN, a blanket pledge of certain of the Bank’s mortgage loans, and FHLB–IN time deposits. These advances are made in accordance with several different credit programs, each of which has its own interest rate and range of maturities. The Bank has utilized short-term Federal Funds purchased as a source of funds. The Bank also began offering sales of securities under agreements to repurchase (Repo Sweeps). These Repo Sweeps are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed money in the Company’s consolidated statements of condition.

SUBSIDIARIES

     During 2006, the Bank had one active, wholly-owned subsidiary, CFS Holdings, Ltd. (CFS Holdings). This subsidiary was approved by the OTS in January 2001 and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was funded with approximately $140.0 million of the Bank’s investment securities and performs a significant amount of the Bank’s securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established by the Bank for CFS Holdings. Revenues of CFS Holdings were $3.3 million for the year ended December 31, 2006 compared to $3.0 million and $4.7 million for the years ended December 31, 2005 and 2004, respectively. Operating expenses of this subsidiary were $61,000 for the year ended December 31, 2006 compared to $65,000 and $68,000 for the years ended December 31, 2005 and 2004, respectively.

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

Holding Company Activities

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

Affiliate Restrictions

     Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association.

     In general, these restrictions limit the amount of the transactions between a savings association and its affiliates, as well as the aggregate amount of transactions between a savings association and all of its affiliates, impose collateral requirements in some cases and require transactions with affiliates to be on the same terms comparable to those with unaffiliated entities.

Financial Modernization

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

Sarbanes-Oxley Act of 2002

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

     The Act provides for disgorgement of bonuses issued to top executives prior to restatement of a company’s financial statements if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. The legislation accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm (RPAF). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” as defined by the SEC and if not, why not. As required by the Act, the SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The RPAF that issues the audit report must attest to and report on management’s assessment of the company’s internal controls. See “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

Regulation of Federal Savings Banks

     As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

     Although the OTS is the Bank’s primary regulator, the FDIC has backup enforcement authority over the Bank. The Bank’s eligible deposit accounts are insured by the FDIC up to applicable limits.

Regulatory Capital Requirements

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

     The Bank’s tangible and core capital ratios were 9.71%, and its total risk-based capital ratio was 14.10% at December 31, 2006. At such date, the Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations. For further discussion related to the Bank’s capital ratios see “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Consequences of Failure to Comply with Regulatory Capital Requirements

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

Prompt Corrective Action

     The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution’s capital classification. At December 31, 2006, the Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations. For further discussion related to the Bank’s capital ratios see “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Capital Distribution Regulation

     OTS regulations impose limitations upon all capital distributions by a savings institution if the institution would not be “well-capitalized” after the distributions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s own stock, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations provide that an institution must submit an application to the OTS to receive approval of the capital distributions if the institution (i) is not eligible for expedited treatment; or (ii) proposes capital distributions for the applicable calendar year that exceed in the aggregate its net income for that year to date plus its retained income for the preceding two years; or (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the institution would be required to provide a written notice to the OTS prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS. During May 2006, the Bank requested approval from the OTS to pay dividends to the Company in the amount of $15.0 million to be paid on a quarterly basis through January 2007. During 2006, the Bank paid $13.1 million in dividends to the Company.

Qualified Thrift Lender Test

     Like all OTS-regulated institutions, the Bank is required to meet a Qualified Thrift Lender (QTL) test or the Internal Revenue Service (IRS) tax code Domestic Building and Loan Association (DBLA) test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company’s mandatory registration as a savings and loan holding company under the HOLA. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. To be a QTL under the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA’s assets must consist of assets that savings associations normally hold, except for consumer loans that are not educational loans. The Bank met the requirements of the DBLA test by maintaining 67% of such assets at December 31, 2006.

     A savings association which fails to meet either test must either convert to a bank or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for both a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test or DBLA test the association must dispose of any investment or activity not permissible for both a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Deposit Insurance Reform

     The Federal Deposit Insurance reform Act of 2005 (Reform Act) was signed into law on February 8, 2006 and amended current laws regarding the federal deposit insurance system. The Reform Act merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the Deposit Insurance Fund (DIF) which eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The Reform Act also gave the FDIC greater discretion to identify the relative risks all institutions present to the DIF and set risk-based premiums.

     Major provisions in the Reform Act include:

  merging the BIF and the SAIF, which became effective March 31, 2006;

  maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

  providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

  providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations;

  requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.50%; and

  providing for a new risk-based assessment system and allows the FDIC to establish separate risk-based assessment systems for large and small members of the DIF.

     On November 2, 2006, the FDIC set the designated reserve ratio for the DIF at 1.25% of estimated insured deposits, and adopted final regulations to implement the risk-based deposit insurance assessment system mandated by the Reform Act. The final regulations are intended to more closely tie each bank’s deposit insurance assessments to the risk it poses to the DIF. Under the new risk-based assessment system, the FDIC will evaluate each institution’s risk based on three primary factors: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. An institution’s assessment rate will depend upon the level of risk it poses to the deposit insurance system as measured by these factors. The new rates for most institutions will vary between 5 and 7 cents for every $100 of domestic insurable deposits.

     The new assessment rates took effect on January 1, 2007. The Reform Act provides credits to institutions that paid high premiums in the past to bolster the FDIC’s insurance reserves, as a result of which the FDIC has announced that a majority of banks will have assessment credits to initially offset all of their premiums in 2007. The Bank was assigned a $1.3 million credit to be applied to future insurance premiums.

FDIC Assessments

     The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund (DIF), which is administered by the FDIC, and are backed by the full faith and credit of the U.S. Government. Prior to the merger of the SAIF and the BIF on March 31, 2006, the deposits of the Bank were insured by the SAIF.

     As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the DIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     For 2006, FDIC regulations assigned institutions to one of three capital groups for insurance premium purposes — “well-capitalized,” “adequately capitalized,” and “undercapitalized” — which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed above. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution’s primary federal regulator, resulting in nine assessment classifications. From January 1, 1997 through March 13, 2006, assessment rates for both SAIF-insured institutions and BIF-insured institutions ranged from 0% of insured deposits for well-capitalized institutions with minor supervisory concerns to 0.27% of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition to the FDIC insurance premium, the Financing Corporation (FICO) debt service assessment is assessed on a semi-annual basis. During 2006, the Bank insurance premium assessment was 0.0% and the Bank’s FICO assessment totaled $107,000, or 0.0128%, of its insured deposits for the year ended December 31, 2006.

     The Federal Deposit Insurance Act, as amended by the Reform Act, continues to require that the assessment system be risk-based and allows the FDIC to define risk broadly. It defines a risk-based system as one based on an institution’s probability of causing a loss to the DIF due to the composition and concentration of the institution’s assets and liabilities, the amount of loss given failure, and revenue needs of the DIF. At the same time, the Reform Act also restores to the FDIC’s discretion to price deposit insurance according to risk for all insured institutions regardless of the level of the fund reserve ratio.

     The Reform Act leaves in place the existing statutory provision allowing the FDIC to establish separate risk-based assessment systems for large and small members of the DIF. Under the Reform Act, however, no insured depository institution shall be barred from the lowest-risk category solely because of size.

     Regulations implementing the risk-based assessment provision of the Reform Act (Final Rule) were effective on January 1, 2007. The Final Rule consolidates the existing nine risk categories into four and names them Risk Categories I, II, III and IV.

Termination of Deposit Insurance

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

Community Reinvestment Act and the Fair Lending Laws

     Savings institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory rating during its latest CRA examination in 2006.

Safety and Soundness Guidelines

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

Change of Control

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

Consumer Lending Laws

     The Bank is subject to many federal consumer protection statutes and regulations including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

  require lenders to disclose credit terms in meaningful and consistent ways;

  prohibit discrimination against an applicant in any consumer or business credit transaction;

  prohibit discrimination in housing-related lending activities;

  require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

  require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

  prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

  prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

Federal Fair Lending Laws

     The federal Fair Lending Laws prohibit discriminatory lending practices. The Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief for alleged violations.

Home Mortgage Disclosure Act

     The federal Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of one- to four-family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

     The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

Real Estate Settlement Procedures Act

     The federal Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both.

Truth in Lending Act

     The federal Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the act, all creditors must use the same credit terminology and expressions of rates, and disclose the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule for each proposed loan.

     Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the Truth in Lending Act also provides a consumer with a right of rescission, which if exercised within three business days would require the creditor to reimburse any amount paid by the consumer to the creditor or to a third party in connection with the loan, including finance charges, application fees, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations of the Truth in Lending Act.

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional FHLBs. The FHLB system provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Indianapolis (FHLB–IN), is required to acquire and hold shares of capital stock in this FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from this FHLB, whichever is greater. At December 31, 2006, the Bank had advances from FHLB–IN with aggregate outstanding principal balances of $185.3 million, and the Bank’s investment in FHLB–IN stock of $23.9 million was $12.5 million in excess of its minimum requirement. FHLB advances must be secured by specified types of collateral and are available to member institutions primarily for the purpose of providing funds for residential housing finance. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program (MPP). The Bank has not sold loans to MPP since December 2005.

     Regulatory directives, capital requirements and net income of the FHLBs affect their ability to pay dividends to us. In addition, FHLBs are required to provide funds to cover certain obligations and to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

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

  our ability to originate loans and obtain deposits;

  the fair value of our financial assets and liabilities; and

  the average duration of our securities portfolio.

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

     There are inherent risks associated with our lending activities. There are risks inherent in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. We attempt to closely manage our credit risk through prudent loan underwriting and application approval procedures, careful monitoring of concentrations of our loans within specific industries and periodic independent reviews of outstanding loans by third party loan review specialists. We cannot assure that such approval and monitoring procedures will reduce these credit risks.

     Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay their outstanding loans. In the past, we have focused on providing ARMs to decrease the risk related to changes in the interest rate environment; however, these types of loans also involve other risks. As interest rates rise, the borrowers’ payments on an ARM also increase to the extent permitted by the loan terms thereby increasing the potential for default. Also, when interest rates decline substantially, borrowers tend to refinance into fixed-rate loans.

     As of December 31, 2006, approximately 63% of our loan portfolio consisted of commercial and industrial, construction and land development, and commercial real estate loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small- or middle-market business customers who may have vulnerability to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than single-family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction and land development, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans and also could require us to increase the provision for losses on loans and increase loan charge-offs, all of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations. See further discussion on our commercial loan portfolio in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

The trading volume in our common stock is less than that of larger public companies which can cause volatility in our stock price.

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

  actual or anticipated fluctuation in our operating results;

  changes in interest rates;

  changes in the legal or regulatory environment in which we operate;

  press releases, announcements or publicity relating to us or our competitors or relating to trends in our industry;

  changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;

  future sales of our common stock;

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

     We are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole; not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with law, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For further discussion related to these regulations see “Regulation” within “Item 1. Business” and also “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

ITEM 1B.   UNRESOLVED STAFF COMMENTS

     None.

ITEM 2.      PROPERTIES

Offices and Properties

     The following table sets forth certain information relating to the Bank’s offices at December 31, 2006. In addition, the Bank maintains 34 automated teller machines (ATMs), 24 of which are located at its branch offices.

			Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2006	December 31, 2006
			(Dollars in thousands)
Executive Office:
707 Ridge Road (1)	Owned	—	$2,293	$139,307
Munster, IN 46321

Indiana Branch Offices:
155 North Main Street	Owned	—	254	81,104
Crown Point, IN 46307

1100 East Joliet Street	Leased	2008	116	23,871
Dyer, IN 46311

4740 Indianapolis Boulevard	Owned	—	472	34,424
East Chicago, IN 46312

			Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2006	December 31, 2006
			(Dollars in thousands)
2121 East Columbus Drive (2)	Leased	2008	$300	$20,992
East Chicago, IN 46312

5311 Hohman Avenue	Owned	—	315	65,396
Hammond, IN 46320

3853 45th Street	Owned	—	778	26,316
Highland, IN 46322

803 West 57th Avenue	Leased	2007	—	26,841
Merrillville, IN 46410

1720 45th Street	Owned	—	286	107,809
Munster, IN 46321

7650 Harvest Drive (3)	Owned	—	1,722	26,270
Schererville, IN 46375

855 Thornapple Way	Owned	—	225	41,037
Valparaiso, IN 46383

Illinois Branch Offices:
310 South Weber Road	Owned	—	1,091	21,062
Bolingbrook, IL 60490

8301 South Cass Avenue (4)	Owned	—	3,306	19,268
Darien, IL 60561

3301 West Vollmer Road	Leased	2007	23	46,755
Flossmoor, IL 60422

154th Street at Broadway	Leased	2007	104	23,127
Harvey, IL 60426

13323 South Baltimore	Owned	—	191	29,148
Hegewisch/Chicago, IL 60633

2547 Plainfield/Naperville Road (5)	—	—	—	—
Naperville, IL 60564

9161 West 151st Street	Leased	2009	34	18,822
Orland Park, IL 60462

7101 West 127th Street	Owned	—	188	49,294
Palos Heights, IL 60463

601 East 162nd Street	Owned	—	201	48,160
South Holland, IL 60473

425 East 170th Street (6)	Owned	—	244	—
South Holland, IL 60473

7229 South Kingery Highway	Leased	2012	36	17,737
Willowbrook, IL 60527

			Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2006	December 31, 2006
			(Dollars in thousands)
Other Properties:
8149 Kennedy Avenue (7)	Leased	2009	$ 35	$ 40,355
Highland, IN 46322

7231 West 171st Street (8)	Owned	—	1,229	—
Tinley Park, IL 60477

6101 Harrison Street (9)	Owned	—	266	—
Merrillville, IN 46410

Lot 4 at Ronald Reagan Boulevard &
Essington Road (10)	Owned	—	422	—
Bolingbrook, IL 60490
____________________

(1)	Includes 5,604 square feet of space currently under lease to third parties.

(2)	Full service branch facility located in grocery store chain.

(3)	Includes 3,570 square feet of space currently under lease to a third party.

(4)	Includes 3,120 square feet of space currently under lease to third parties.

(5)	This full service branch facility closed on March 25, 2006.

(6)	Deposits included with office located at 162nd St., South Holland.

(7)	Operations and Customer Call Center.

(8)	New branch site that opened in January 2007.

(9)	Land purchased to relocate Merrillville, IN office.

(10)	Land purchased for new office site in Bolingbrook, IL.

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

     On May 13, 1993, the Bank filed suit against the U.S. government seeking damages and/or other appropriate relief on the grounds, among others, that the government had breached the terms of the Assistance Agreement. The suit was filed in the United States Court of Federal Claims, Citizens Financial Services, FSB v. United States (Case No. 93-306-C). The Bank was granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The damages case went to trial in June 2004 and concluded in early July 2004. The Bank sought damages of more than $20.0 million. The Government’s position was that the Bank suffered no compensable damage as a result of the breach. On March 7, 2005, the Court of Claims entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the Government is entitled to recover certain minimal costs from the Bank with respect to one claim that the Bank had voluntarily dismissed during the proceeding. The Government has indicated that these costs are less than $5,000. The Company filed an appeal on May 17, 2005, in the case of Citizens Financial Services, FSB v. United States (Case No. 05-5116) in the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on March 6, 2006. The Bank’s appeal was denied on March 10, 2006 and on April 24, 2006, the Bank filed a petition for re-hearing of its appeal. The petition was denied on May 17, 2006. On August 16, 2006, the Bank filed a petition for writ of certiorari with the United States Supreme Court, Citizens Financial Services, FSB, fka Citizens Federal Savings and Loan Association, Petitioner v. United States (Docket No. 06-231) which was denied November 27, 2006. The Bank’s cost, including attorneys’ fees, expert witness fees, and related expenses of the litigation was approximately $10,000, $171,000 and $1.4 million in 2006, 2005 and 2004, respectively. No additional expenses relating to this litigation are anticipated.

     The case of Betty and Raymond Crenshaw v. CFS Bancorp, et al. was filed in the United States District Court for the Northern District of Indiana sitting in Hammond, Indiana on December 6, 2005 under Cause No. 2:05 CV 440. The lawsuit names the Company, a police officer who was purportedly acting as the Bank’s security guard, along with three other police officers and the City of East Chicago as defendants. The lawsuit was brought in connection with an incident that occurred at a Bank branch on February 6, 2004. The complaint seeks compensation for alleged personal injuries, violations of civil rights, battery, false arrest, intentional infliction of emotional distress and loss of consortium. The plaintiffs also seek punitive damages and attorneys’ fees in this cause of action. The Company’s defense in this matter has been tendered to and accepted by the Company’s insurance carrier. An appearance has been filed on behalf of the Company by trial counsel retained by the Company’s insurance carrier. The case is currently in the discovery phase. In the event that judgment is entered for the plaintiff, insurance would not be available to indemnify the Company for punitive damages should they be assessed. The total potential exposure to the Company is not quantifiable at this stage of the proceedings insofar as the amount of damages being sought was not specifically set forth in the complaint and no other demand has been made by the plaintiff to the Company.

     Other than the above-referenced matters, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The Company’s common stock is traded on the NASDAQ National Market under the symbol “CITZ”. As of December 31, 2006, there were 11,134,331 shares of common stock outstanding which were held by 2,115 stockholders of record. The following table sets forth the quarterly share price and cash dividends paid per share during each quarter of 2006 and 2005. See further information regarding the Company’s ability to pay dividends in “Regulation” within “Item 1. Business” and also “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
			Cash
	Share Price		Dividend
	High	Low	Paid
2005
First Quarter	$14.37	$13.67	$0.11
Second Quarter	13.92	13.02	0.12
Third Quarter	13.90	13.25	0.12
Fourth Quarter	14.34	13.15	0.12
2006
First Quarter	$14.98	$14.32	$0.12
Second Quarter	14.90	14.10	0.12
Third Quarter	15.04	14.58	0.12
Fourth Quarter	14.90	14.21	0.12

     The information for equity compensation plans is incorporated by reference from Item 12 of this Annual Report on Form 10-K.

(b)	Not applicable.

(c)	The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:
			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs (1)
October 1-31, 2006	5,258	$14.78	5,258	253,343
November 1-30, 2006	—	—	—	253,343
December 1-31, 2006	65,060	14.56	65,060	188,283
Total	70,318	14.58	70,318	188,283
____________________

(1)	The Company publicly announced on June 15, 2006 a repurchase program for 600,000 shares. Prior to October 1, 2006, 341,399 shares had been repurchased under that program. A total of 159,968 shares were purchased in January and February 2007 under this program. On February 27, 2007, the Company publicly announced a new share repurchase plan for an additional 600,000 shares.

PERFORMANCE GRAPH

     The following graph compares the cumulative total returns for the Company’s Common Stock to the total returns for the Standard and Poor’s 500 Index (S&P 500) and the NASDAQ Bank Index. The graph assumes that $100 was invested on December 31, 2001 in the Company’s common stock, the S&P 500 Index, and the NASDAQ Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes dividends are reinvested.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
CFS Bancorp, Inc.	$ 100.00	$ 102.46	$ 109.31	$ 108.72	$ 112.76	$ 119.35
S&P 500	100.00	77.90	100.24	111.15	116.61	135.02
NASDAQ Bank Index	100.00	106.95	142.29	161.74	158.62	180.54

ITEM 6. SELECTED FINANCIAL DATA

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)
Selected Financial Condition Data:
Total assets	$1,254,390	$1,242,888	$1,314,714	$1,569,270	$1,579,276
Loans receivable	802,383	917,405	988,085	982,579	939,417
Allowance for losses on loans	11,184	12,939	13,353	10,453	8,721
Securities, available-for-sale	298,925	218,550	202,219	326,304	335,363
Securities, held-to-maturity	—	—	—	—	21,402
Deposits	907,095	828,635	863,178	978,440	953,042
Borrowed money	202,275	257,326	286,611	418,490	449,431
Stockholders’ equity	131,806	142,367	147,911	155,953	160,662
Book value per outstanding share	$11.84	$11.86	$11.94	$12.78	$12.68
Average stockholders’ equity to average assets	10.54%	11.38%	10.58%	10.01%	10.55%
Non-performing assets to total assets	2.22	1.74	2.14	1.46	1.03
Allowance for losses on loans to non-performing loans	40.64	61.49	48.25	46.01	56.91
Allowance for losses on loans to total loans	1.39	1.41	1.35	1.06	0.93

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)
Selected Operations Data:
Interest income	$75,547	$69,464	$68,986	$71,389	$86,664
Interest expense	42,644	39,603	38,900	43,678	53,068
Net interest income	32,903	29,861	30,086	27,711	33,596
Provision for losses on loans	1,309	1,580	8,885	2,326	1,956
Net interest income after provision for losses on loans	31,594	28,281	21,201	25,385	31,640
Non-interest income	10,542	11,397	11,610	12,788	12,214
Non-interest expense	36,178	33,485	46,592	34,034	33,678
Income (loss) before income taxes	5,958	6,193	(13,781)	4,139	10,176
Income tax expense (benefit)	618	1,176	(7,204)	601	2,971
Net income (loss)	$5,340	$5,017	$(6,577)	$3,538	$7,205

Earnings (loss) per share (basic)	$0.48	$0.43	$(0.57)	$0.31	$0.60
Earnings (loss) per share (diluted)	0.47	0.42	(0.57)	0.30	0.58
Cash dividends declared per common share	0.48	0.48	0.44	0.44	0.40
Dividend payout ratio	1.02%	114.29%	NM	146.67%	68.96%

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)
Selected Operating Ratios:
Net interest margin	2.73%	2.48%	2.13%	1.87%	2.22%
Average interest-earning assets to average interest-bearing liabilities	113.03	113.44	111.59	110.45	109.54
Ratio of non-interest expense to average total assets	2.83	2.62	3.14	2.19	2.12
Return (loss) on average assets	0.42	0.39	(0.44)	0.23	0.45
Return (loss) on average equity	3.96	3.45	(4.19)	2.28	4.30

Efficiency Ratio Calculations (1)
Efficiency Ratio:
Non-interest expense	$36,178	$33,485	$46,592	$34,034	$33,678
Net interest income plus non-interest income	$43,445	$41,258	$41,696	$40,499	$45,810
Efficiency ratio	83.27%	81.16%	111.74%	84.04%	73.52%

Core Efficiency Ratio:
Non-interest expense	$36,178	$33,485	$46,592	$34,034	$33,678
Adjustment for the prepayment penalty
on the early extinguishment of debt	––	––	(10,298)	––	––
Non-interest expense – as adjusted	$36,178	$33,485	$36,294	$34,034	$33,678
Net interest income plus non-interest income	$43,445	$41,258	$41,696	$40,499	$45,810
Adjustments:
Net realized (gains) losses on sales of securities available-for-sale	(750)	238	(719)	(1,900)	(299)
Other-than-temporary impairment of securities available-for-sale	—	240	1,018	120	––
Net realized (gains) losses on sales of assets	994	(354)	(225)	(39)	(1,085)
Amortization of deferred premium on the early extinguishment of debt	9,624	14,381	2,052	––	––
Net interest income plus non-interest income – as adjusted	$53,313	$55,763	$43,822	$38,680	$44,426
Core efficiency ratio	67.86%	60.05%	82.82%	87.99%	75.81%

____________________

(1)	See “Results of Operation – Non-Interest Expense” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions about the Company’s non-GAAP efficiency ratio and core efficiency ratio disclosures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company’s net income increased 6.4% to $5.3 million in 2006 from 2005. The Company’s 2006 earnings were primarily impacted by a reduction of $4.8 million in the amortization of the deferred premium on the early extinguishment of debt to $9.6 million from $14.4 million in 2005. The Company’s 2006 earnings were also impacted by higher funding costs, an inverted yield curve, competitive pricing pressures for loans and deposits, continued loan repayments, increases in non-interest expense due to growth initiatives and a loss of $1.3 million on the sale of an other real estate owned asset. In addition, the Company realized a gain of $285,000 on the sale of a property held in other real estate owned and an $877,000 gain on the sale of its investment in trust preferred securities which partially offset the aforementioned loss.

     Net interest income for 2006 benefited from improved weighted-average yields on interest-earning loans and securities and a reduction in the amortization of the deferred premium on the early extinguishment which was partially offset by the effects of a flat or inverted (negatively sloping) yield curve throughout the year. A flat or inverted yield curve is where short-term interest rates are at or above medium- to long-term interest rates. The Company’s assets are typically priced using medium- to long-term rates while the Company’s funding sources are typically priced using short-term rates. As a result, the flat or inverted yield curve reduces the interest rate spread between repricing interest-earning assets and repricing interest-bearing liabilities that the Company would otherwise achieve during periods of a positively sloping yield curve. Net interest income was also negatively impacted by the Company’s higher cost of deposits due to the upward repricing of money market and certificate of deposit accounts.

     The Company’s main focus during 2006 related to stimulating growth in its loans and deposits within the competitive markets in which it operates. While the Company increased its commercial lending staff by six lenders with total commercial and construction loan fundings and purchases of over $251.0 million during the course of 2006, its commercial loan portfolio was negatively impacted by over $169.0 million in significant large dollar loan repayments. The majority of these loan repayments were a result of the borrowers selling the underlying collateral to take advantage of recent increases in real estate values; the Company strengthening its portfolio’s credit quality by allowing certain lending relationships to be refinanced elsewhere; and the borrowers’ ability to receive lower interest rates through conduit financing arrangements. The Company plans on hiring additional experienced commercial lenders during 2007 and cultivating deeper relationships with small- to mid-sized businesses in the markets it serves to assist in growing its loan portfolio.

     During 2006, the Company also focused on growing total deposits to reduce its reliance on wholesale funding. The growth in deposits, primarily low-cost core deposits, provides for funding costs below wholesale rates. During 2006, the Company increased total deposits by 9.5% to $907.1 million from 2005 which was a result of the Company’s aggressive sales focus which included building relationships with local municipalities, centers of influence and customers of local financial institutions recently acquired by other banks. The growth in deposits during 2006 included the increase of over $63.0 million from 2005 of public Repo Sweeps and deposits, primarily money market deposits.

     The Company’s non-interest expense was $36.2 million for 2006 compared to $33.5 million for 2005. The Company anticipates further increases in its non-interest expense into 2007 as it adds the above-mentioned commercial lenders, increases other credit support staff and makes significant enhancements to its retail sales culture by creating an internal sales incentive program geared towards generating core deposits.

     In addition, to support its longer-term growth initiatives, the Company is evaluating several potential sites for future branch expansion within or contiguous to its existing markets in the Southwestern suburbs of Chicago and Northwest Indiana. All of these initiatives are driven by the Company’s strategic focus to grow its relationships by expanding to meet customer’s loan and deposit needs while still providing them with superior customer service.

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

Income Tax Accounting

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

	Year Ended December 31,
	2006			2005			2004
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$854,268	$59,852	7.01%	$960,486	$60,880	6.34%	$998,706	$56,910	5.70%
Securities (2)	292,140	12,713	4.29	207,880	7,388	3.51	311,605	10,029	3.17
Other interest-earning assets (3)	59,753	2,982	4.99	36,837	1,196	3.25	99,267	2,047	2.06
Total interest- earning assets	1,206,161	75,547	6.26	1,205,203	69,464	5.76	1,409,578	68,986	4.89
Non-interest earning assets	74,433			74,161			73,646
Total assets	$1,280,594			$1,279,364			$1,483,224
Interest-bearing liabilities:
Deposits:
Checking accounts	$102,049	1,024	1.00	$107,434	839	0.78	$94,857	241	0.25
Money market accounts	145,756	4,306	2.95	131,121	1,785	1.36	135,396	1,254	0.93
Savings accounts	159,936	693	0.43	187,441	633	0.34	205,682	730	0.35
Certificates of deposit	391,844	16,140	4.12	351,555	10,429	2.97	417,854	10,616	2.54
Total deposits	799,585	22,163	2.77	777,551	13,686	1.76	853,789	12,841	1.50
Borrowings:
Other short-term
borrowings (4)	19,353	902	4.66	1,040	35	3.37	694	14	2.01
FHLB borrowings (5)(6)	248,211	19,579	7.78	283,859	25,882	8.99	408,653	26,045	6.27
Total borrowed money	267,564	20,481	7.55	284,899	25,917	8.97	409,347	26,059	6.26
Total interest-bearing
liabilities	1,067,149	42,644	4.00	1,062,450	39,603	3.73	1,263,136	38,900	3.08
Non-interest bearing deposits	61,350			53,845			44,365
Non-interest bearing liabilities	17,158			17,453			18,776
Total liabilities	1,145,657			1,133,748			1,326,277
Stockholders’ equity	134,937			145,616			156,947
Total liabilities and
stockholders’ equity	$1,280,594			$1,279,364			$1,483,224
Net interest-earning assets	$139,012			$142,753			$146,442
Net interest income/ interest rate spread		$32,903	2.26%		$29,861	2.03%		$30,086	1.81%
Net interest margin			2.73%			2.48%			2.13%
Ratio of average interest-earning assets to
average interest-bearing liabilities			113.03%			113.44%			111.59%
____________________

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of securities are based on amortized cost.

(3)	Includes FHLB stock, money market accounts, federal funds sold and interest-earning bank deposits.

(4)	Includes federal funds purchased and Repo Sweeps.

(5)	The 2006 period includes an average of $259.1 million of contractual FHLB borrowings reduced by an average of $10.9 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowings for the 2006 period includes $9.6 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium for the 2006 period increased the average cost of borrowed money as reported to 7.55% compared to an average contractual rate of 3.93%.

(6)	The 2005 period includes an average of $307.3 million of contractual FHLB borrowings reduced by an average of $22.4 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowings for the 2005 period includes $14.4 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium for the 2005 period increased the average cost of borrowed money as reported to 9.10% compared to an average contractual rate of 3.77%.

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

	Year Ended December 31,
	2006 Compared to 2005				2005 Compared to 2004
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/	Total Net			Rate/	Total Net
	Rate	Volume	Volume	Inc./(Dec)	Rate	Volume	Volume	Inc./(Dec)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$6,414	$(6,733)	$(709)	$(1,028)	$6,393	$(2,178)	$(245)	$3,970
Securities	1,658	2,995	672	5,325	1,045	(3,338)	(348)	(2,641)
Other interest-earning assets	642	744	400	1,786	1,176	(1,287)	(740)	(851)
Total net change in income on interest-
earning assets	8,714	(2,994)	363	6,083	8,614	(6,803)	(1,333)	478
Interest-bearing liabilities:
Deposits:
Checking accounts	239	(42)	(12)	185	500	32	66	598
Money market accounts	2,089	199	233	2,521	590	(40)	(19)	531
Savings accounts	179	(93)	(26)	60	(35)	(65)	3	(97)
Certificates of deposit	4,052	1,195	464	5,711	1,779	(1,684)	(282)	(187)
Total deposits	6,559	1,259	659	8,477	2,834	(1,757)	(232)	845
Borrowings:
Other short-term borrowings	13	617	237	867	9	7	5	21
FHLB borrowings	(3,491)	(3,250)	438	(6,303)	11,216	(7,954)	(3,425)	(163)
Total borrowings	(3,478)	(2,633)	675	(5,436)	11,225	(7,947)	(3,420)	(142)
Total net change in expense on interest-
bearing liabilities	3,081	(1,374)	1,334	3,041	14,059	(9,704)	(3,652)	703
Net change in net interest income	$5,633	$(1,620)	$(971)	$3,042	$(5,445)	$2,901	$2,319	$(225)

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Income

     The Company’s net income for 2006 totaled $5.3 million, or $0.47 per diluted share, an increase from net income of $5.0 million, or $0.42 per diluted share, for 2005.

Net Interest Income

     Net interest income before the provision for losses on loans is the principal source of earnings for the Company and consists of interest income received on loans and investment securities less interest expense paid on deposits and borrowed money. The Company’s net interest income totaled $32.9 million for 2006 representing a 10.2% increase from $29.9 million for 2005. The Company’s net interest margin, net interest income as a percentage of average interest-earning assets, for 2006 improved 25 basis points to 2.73% from 2.48% for 2005. The increases in net interest income and net interest margin were primarily a result of an increase in the yield on interest-earning assets and a reduction in the amortization of deferred premium on the early extinguishment of debt from the 2004 FHLB debt restructuring.

Interest Income

     Interest income increased 8.7% to $75.5 million for 2006 from $69.5 million in 2005. The yield on interest-earning assets increased 50 basis points to 6.26% during 2006 from 5.76% in 2005. The increases in 2006 were primarily a result of the upward repricing of adjustable-rate loans reflecting higher market rates of interest during

2006 coupled with the reinvestment of loan and securities repayments into additional securities which yielded higher interest rates. The Company’s average investment in other interest-earning assets (including its investment in FHLB stock, money market accounts, federal funds sold and interest-bearing bank deposits) increased $22.9 million or 62.2% from 2005 due to excess liquidity during 2006.

Interest Expense

     Interest expense totaled $42.6 million for 2006 compared to $39.6 million for 2005. The change was primarily due to increased market rates paid on money market and certificate of deposit accounts which were partially offset by decreased borrowing costs.

     The Company’s interest expense on deposits totaled $22.2 million during 2006 and $13.7 million in 2005 and its cost of deposits increased to 2.77% during 2006 compared to 1.76% for 2005. This increase was due to the upward repricing of money market and certificate of deposit accounts and the migration of balances from lower-cost checking and savings accounts to higher-cost money market and certificate of deposit accounts. To mitigate the impact of increasing market rates of interest, the Company continues to focus on growing non-interest bearing deposits and has increased the average balance of those deposits by 13.9% during 2006. As the interest rates offered for existing checking and savings accounts continue to lag interest rates paid for other deposit accounts, the potential remains for a continued, gradual migration of these balances to higher-cost money market and certificates of deposit accounts.

     The Company’s total interest expense for 2006 was positively impacted by a decrease in interest expense on borrowed money of $5.4 million or 21.0% from 2005. The decrease in interest expense was the result of lower amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) of $9.6 million during 2006 compared to $14.4 million for 2005.

     The Company’s cost of borrowings decreased to 7.55% during 2006 from 8.97% during 2005. The decrease was primarily the result of a decrease in the average balance of the Company’s FHLB borrowings, a decrease in the unamortized deferred premium on the early extinguishment of debt related to the FHLB restructuring completed in 2004 and a decrease in the Premium Amortization that is included in total interest expense on borrowings.

     The Company continues to experience the positive effects of its 2004 FHLB debt restructuring through the reduction of the amount of FHLB borrowings outstanding and the contractual interest rates paid; however, the related quarterly Premium Amortization continues to adversely affect the Company’s net interest margin. The Premium Amortization reduced the net interest margin by 80 basis points in 2006 and 119 basis points in 2005. The Company’s interest expense on borrowings is detailed in the tables below for the periods indicated.

	Year Ended
	December 31,
	2006	2005	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$902	$35	$867	NM
Interest expense on FHLB borrowings at contractual rates	9,955	11,501	(1,546)	(13.4)%
Premium Amortization	9,624	14,381	(4,757)	(33.1)
Total interest expense on borrowings	$20,481	$25,917	$(5,436)	(21.0)

     The interest expense related to the Premium Amortization is expected to be $4.5 million, $1.5 million and $200,000 before taxes in the years ended December 31, 2007, 2008 and 2009, respectively.

Provision for Losses on Loans

     The Company’s provision for losses on loans was $1.3 million for 2006 compared to $1.6 million in 2005 reflecting required changes to the allowance for losses on loans as determined by its quarterly analysis of the adequacy of the allowance for losses on loans. For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Non-Interest Income

     The Company’s non-interest income for 2006 was $10.5 million compared to $11.4 million for 2005. The decrease in 2006 was due to lower service charges and other fees caused by decreased overdraft fees as deposit customers change their behavior patterns related to overdrafts and fees. Commission income from the Company’s third-party service provider for the sale of investment products was also lower for 2006 as rates offered on certificates of deposit have become more competitive relative to the yields available on non-deposit products.

     The Company’s non-interest income for 2006 was also impacted by a $1.3 million loss on the sale of property that was collateral for an impaired commercial real estate loan which was transferred to other real estate owned during the second quarter of 2006. Partially offsetting this loss was a $285,000 gain in the fourth quarter on the sale of an other real estate owned property that had been held since 2004.

     Net realized gains on the sales of available-for-sale securities were $750,000 in 2006 compared to net realized losses of $238,000 in 2005. The Company realized an $877,000 gain on the sale during the third quarter of 2006 of its investment in certain trust preferred securities. During 2005, the Company incurred a $240,000 impairment charge on available-for-sale securities due to an impairment on an investment in a Freddie Mac fixed-rate perpetual preferred stock.

Non-Interest Expense

     The Company’s non-interest expense for 2006 totaled $36.2 million compared to $33.5 million for 2005. During 2006, the Company’s compensation and employee benefits increased to $21.0 million from $18.6 million in 2005. This increase was primarily the result of increased compensation and employee benefits expense as a result of bringing item processing in-house and staffing for growth coupled with increased pension expense.

     The Company’s pension expense totaled $1.9 million for 2006, up from $840,000 for 2005. The increased pension costs are due to higher contributions the Company elected to make to its multi-employer defined benefit plan. The Company anticipates the Pension Protection Act of 2006 (the Act) signed into law in August 2006 will have a material impact on its future pension benefit obligations as the Act mandates accelerated funding requirements for plans that are not fully funded. The Company is currently evaluating the financial impact of the Act and reviewing its options including withdrawing from the multi-employer defined benefit plan.

     In addition, furniture and equipment expense increased during 2006 to $2.0 million from $1.6 million in 2005 due to the Company’s investment for in-house item processing equipment, new signage to support the Bank’s name change and brand awareness, and software expenses. Marketing expenses increased during 2006 to $1.3 million from $986,000 in 2005 as the Company continued to support growth initiatives through expanded marketing campaigns and brand development.

     The Company’s efficiency ratio was 83.3% and 81.2%, respectively, for 2006 and 2005. The Company’s core efficiency ratio was 67.9% and 60.1%, respectively, for 2006 and 2005. The efficiency ratio and core efficiency ratio during 2006 were impacted by the increases in non-interest expense discussed above. For the Company’s reconciliation of its efficiency ratio and core efficiency ratio, see “Item 6. Selected Financial Data” within this Annual Report on Form 10-K.

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

Income Tax Expense

     The Company’s income tax expense was $618,000 and $1.2 million, respectively, for 2006 and 2005 and the effective income tax rate was 10.4% and 19.0%. The decrease in the effective tax rate was mainly a result of the recognition of tax benefits relating to certain tax positions taken on prior year tax returns that had not been recognized for financial reporting purposes. During the fourth quarter of 2006, management determined that the tax liabilities established for these tax uncertainties were no longer required. The Company’s effective tax rate remains lower than the statutory tax rate primarily due to the Company’s investment in bank-owned life insurance and the application of available tax credits.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Income

     The Company recognized net income for 2005 of $5.0 million, or $0.42 diluted earnings per share, compared to a net loss of $6.6 million, or a loss per share of $0.57, for 2004. The Company’s 2005 earnings were negatively impacted by a pre-tax charge of $14.4 million ($8.8 million net of tax or $0.73 per diluted share) to interest expense related to the amortization of the deferred premium on the early extinguishment of debt from the Company’s fourth quarter of 2004 FHLB debt restructuring. The Company’s interest expense was positively impacted during 2005 by $12.5 million ($7.6 million net of tax or $0.64 per diluted share) due to the lower contractual interest rates on the restructured borrowings combined with the reduction in the average balance of borrowings outstanding during 2005.

     The Company’s 2004 net loss was primarily a result of a $9.8 million charge to non-interest expense related to the Company’s $400.0 million FHLB debt restructuring and the $8.9 million provision for losses on loans from the Company’s increase in its impairment allocations for impaired loans as well as the impact of charge-offs during 2004.

Net Interest Income

     The Company’s net interest income for the year ended December 31, 2005 totaled $29.9 million compared to $30.1 million for 2004. The Company’s net interest margin for 2005 improved 35 basis points to 2.48% from 2.13% for 2004. The increase in the Company’s net interest margin was primarily a result of the increase in its average yield on interest-earning assets which was partially offset by increases in the average cost of interest-bearing liabilities.

Interest Income

     The Company’s interest income totaled $69.5 million for 2005 compared to $69.0 million for 2004. The yield on the Company’s interest-earning assets for 2005 was 5.76%, an increase of 87 basis points from 4.89% in 2004. The increase was primarily a result of the upward repricing of adjustable-rate loans reflecting higher market rates of interest coupled with the reinvestment of cash received from the securities portfolio into higher yielding securities. At December 31, 2005, the Company’s $917.4 million net loan portfolio included $251.9 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $410.5 million of variable-rate loans tied to other indices.

     The Company’s average balance of interest-earning assets decreased 14.5% during 2005 from 2004, mitigating the positive impact of the increase in the interest-earning asset yield on interest income. This decrease was primarily the result of the Company’s decision to deleverage its balance sheet through the repayment of borrowings prompted by the relatively flat yield curve that existed throughout 2005. During 2005 compared to the previous year, the average balance of the Company’s securities portfolio decreased $103.7 million or 33.3% and the average balances of the Company’s other interest-earning assets (including the Company’s FHLB stock, money market accounts, federal funds sold and interest-bearing bank deposits) decreased $62.4 million or 62.9%.

Interest Expense

     The Company’s total interest expense amounted to $39.6 million for 2005 compared to $38.9 million in 2004. Interest expense on deposits increased over 6% to $13.7 million during 2005 from 2004. The cost of the Company’s interest-bearing deposits was 1.76% for 2005 as compared to 1.50% for 2004. The increase in the Company’s cost of deposits was primarily a result of the upward repricing of certificates of deposit and money market accounts in a rising rate environment as well as the impact of the Company’s promotional money market and high-yield checking product which pays promotional rates for the first six months after the account is opened. After the promotional period, the deposits are re-priced to the then current market rates.

     Interest expense on borrowings during 2005 was relatively stable compared to 2004. Although the Company decreased its contractual interest expense on borrowings by $12.5 million as a result of the lower contractual interest rates and lower average borrowings outstanding on its restructured FHLB borrowings, the cost of borrowings was negatively impacted by $14.4 million related to the Premium Amortization recorded as a charge to interest expense during 2005. The deferred premium and the related amortization adversely impacted the Company’s net interest margin by 119 basis points for the year ended December 31, 2005. The Company’s interest expense on borrowings is detailed in the tables below for the periods indicated.

	Year Ended
	December 31,
	2005	2004	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$35	$14	$21	150.0%
Interest expense on FHLB borrowings at contractual rates	11,501	23,993	(12,492)	(52.1)
Premium Amortization	14,381	2,052	12,329	600.8
Total interest expense on borrowings	$25,917	$26,059	$(142)	(0.5)

Provision for Losses on Loans

     The Company’s provision for losses on loans decreased to $1.6 million in 2005 from $8.9 million in 2004. The 2004 period included additional provisions related to the Company’s impaired loans combined with increased loan charge-offs during 2004.

Non-Interest Income

     The Company’s service charges and other fees totaled $7.4 million for 2005 and remained relatively stable when compared to $7.5 million for 2004. Fees related to the Company’s Overdraft Privilege, an overdraft protection product provided to both retail and business customers, increased from 2004 due to increased usage. The Company, however, experienced a decrease in 2005 on deposit account fees and service charges mainly as a result of an overall decrease in the number of deposit accounts.

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

Non-Interest Expense

     The Company’s non-interest expense during 2005 totaled $33.5 million, a decrease of $13.1 million compared to 2004. The majority of this decrease was a result of the absence in 2005 of prepayment penalties on the early extinguishment of FHLB debt that totaled $10.3 million in 2004.

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

  a decrease in the Company’s 401(k) plan expense of $239,000; and

  a decrease in the Company’s ESOP expense of $329,000.

     The above decreases in compensation and benefits expense were partially offset by an increase in pension expense to $840,000 in 2005 from $200,000 in 2004.

     The decrease in professional fees was due primarily to the absence in 2005 of $1.2 million of legal expenses incurred in connection with the Company’s goodwill litigation that went to trial during 2004. The decrease in other general and administrative costs was primarily due to the absence in 2005 of charges relating to the $421,000 write-down in 2004 of the carrying value of certain viatical receivables. The Company purchased these receivables for an aggregate cash consideration of $958,000 over a period beginning in 2000 through 2003 subsequent to the Company’s merger in July 1998 with SuburbFed Financial Corp (SuburbFed). After the merger, the Company offered to purchase these investments from SuburbFed’s customers who were concerned with realizing the projected return on investment. The Company generally repurchased the viatical receivables at the customer’s cost basis, which included the original cost plus premium payments in some cases.

     In light of the concerns surrounding the viatical industry, the difficulty associated with the bankruptcy of one of the viatical companies that offered these investments, and the May 2004 closure by federal and state regulators of one of the nation’s leading sellers of these investments, uncertainty was created relative to these receivables. As a result of the uncertainty, the Company embarked upon a thorough review of its viatical receivables during the third quarter of 2004 to assess the reasonable collectibility of each receivable. The review allowed the Company to determine if the proper documentation as discussed below was available to continue to support the recorded carrying value.

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

     The Company’s efficiency ratio for 2005 and 2004 was 81.2% and 111.7%, respectively. The Company’s core efficiency ratio for 2005 and 2004 was 60.1% and 82.8%, respectively. For the Company’s reconciliation of its efficiency ratio and core efficiency ratio, see “Item 6. Selected Financial Data” within this Annual Report on Form 10-K.

Income Tax Expense

     The Company’s income tax expense for 2005 totaled $1.2 million. The income tax expense incurred during 2005 was a significant change from the income tax benefit of $7.2 million recognized during 2004. The significant shift from income tax benefits to income tax expense during 2005 was the result of the Company’s pre-tax income in 2005 compared to its pre-tax losses in 2004. The Company’s income tax expense in 2005 was also partially offset by the application of available tax credits and the effects of permanent tax differences on the Company’s pre-tax earnings.

CHANGES IN FINANCIAL CONDITION FOR 2006

General

     During 2006, the Company’s total assets increased by $11.5 million to $1.25 billion from $1.24 billion at December 31, 2005. The significant changes in the composition of the Company’s statement of condition during 2006 include a:

  net increase in cash and cash equivalents of $43.0 million,

  net increase in securities of $80.4 million,

  net decrease in loans receivable of $115.0 million,

  net increase in total deposits of $78.5 million, and

  net decrease in borrowed money of $55.1 million.

     The increase in total assets was a direct result of the increase in the Company’s deposits. The proceeds from deposits and significant loan repayments were reinvested in securities with a portion of the Company’s excess liquidity being used to reduce the Company’s FHLB advances during the year.

Securities

     The Company manages its securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines and to meet pledging and liquidity requirements.

     The Company adjusts the size and composition of its securities portfolio according to a number of factors including expected loan growth, the interest rate environment and projected liquidity. The amortized cost of the Company’s securities and their fair values were as follows for the dates indicated:

	December 31,
	2006		2005		2004
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available-for-sale:
Government sponsored entity securities (GSE) (1)	$267,148	$266,914	$167,047	$165,209	$96,663	$95,915
Mortgage-backed securities	20,234	19,988	29,927	29,456	55,602	55,983
Collateralized mortgage obligations	10,612	10,522	22,553	22,338	48,815	48,738
Trust preferred securities	—	—	85	136	90	90
Equity securities	1,385	1,501	1,386	1,411	1,701	1,493
Total available-for-sale securities	$299,379	$298,925	$220,998	$218,550	$202,871	$202,219
____________________

(1)	The Company held $15.3 million and $12.2 million, respectively, of callable GSE securities at December 31, 2006 and 2005. The Company held no callable GSE securities at December 31, 2004.

     The Company purchased over $175.0 million of securities during 2006 due to growth in deposits and loan repayments exceeding loan fundings. The purchases were partially offset by approximately $76.0 million of securities maturities and paydowns received since December 31, 2005. The Company also sold approximately $25.6 million of securities available-for-sale during 2006 resulting in an aggregate pre-tax loss on the sales of $127,000. The Company sold these securities so the net proceeds could be reinvested at a rate of return that was expected to recover the losses from the sales over a reasonable period of time. During 2006, the Company also sold its investment in certain trust preferred securities which had been the subject of a previous impairment charge and realized a pre-tax gain on the sale of $877,000.

     The Company evaluates all securities to determine if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on a quarterly basis, and more frequently when economic conditions warrant additional evaluations. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

     At December 31, 2006, all securities available-for-sale with a loss position were issued by the federal government, its agencies or GSEs, including the Federal National Mortgage Association and Freddie Mac, and in management’s belief, the unrealized losses were attributable to changes in market interest rates and not the credit quality of the issuers. Management does not believe any of these securities are other-than-temporarily impaired. As of December 31, 2006, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

     The following table sets forth certain information regarding the maturities and weighted average yield of the Company’s securities as of December 31, 2006. The amounts and yields listed in the table are based on amortized cost.

			Mortgage-		Collateralized
			Backed		Mortgage		Equity
	GSE Securities		Securities (1)		Obligations(1)		Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturities:
Within 1 year	$66,733	3.57%	$4,407	3.99%	$6,781	3.54%	$—	—%	$77,921	3.59%
1 — 5 years	199,628	4.90	15,827	4.52	3,831	4.31	—	—	219,286	4.86
5 — 10 years	787	4.95	—	—	—	—	—	—	787	4.95
Other (2)	—	—	—	—	—	—	1,385	5.44	1,385	5.41
Total securities	$267,148	4.57	$20,234	4.40	$10,612	3.82	$1,385	5.44	$299,379	4.54
Average months to Maturity	27		23		13		—		26
____________________

(1)	The Company’s mortgage-backed securities and collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these securities are based on historical and estimated prepayment rates for the underlying mortgage collateral. The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.

(2)	Other securities include equity securities which have no stated maturity date and are not included in the average months to maturity.

LOANS

     The following table sets forth the composition of the Bank’s loans receivable and the percentage of loans by category as of the dates indicated.

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$339,110	42.2%	$381,956	41.6%	$396,420	40.1%	$429,883	43.7%	$343,043	36.5%
Construction and land development	128,529	16.0	136,558	14.9	145,162	14.7	125,636	12.8	122,833	13.1
Commercial and industrial	35,743	4.5	61,956	6.8	58,682	5.9	36,222	3.7	40,073	4.3
Total commercial and
construction loans	503,382	62.7	580,470	63.3	600,264	60.7	591,741	60.2	505,949	53.9
Retail loans:
Single-family residential	225,007	28.1	235,359	25.7	277,501	28.1	316,774	32.2	385,548	41.0
Home equity lines of credit	70,527	8.8	96,403	10.5	102,981	10.5	71,360	7.3	45,106	4.8
Other	3,467	0.4	5,173	0.5	7,339	0.7	2,704	0.3	2,814	0.3
Total retail loans	299,001	37.3	336,935	36.7	387,821	39.3	390,838	39.8	433,468	46.1
Total loans receivable, net of
unearned fees	$802,383	100.0%	$917,405	100.0%	$988,085	100.0%	$982,579	100.0%	$939,417	100.0%

     At December 31, 2006, the Company’s net loan portfolio included $202.8 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $346.4 million of variable-rate loans tied to other indices.

     The Company’s loans receivable totaled $802.4 million at December 31, 2006 compared to $917.4 million at December 31, 2005. The commercial loan portfolio decreased $77.1 million or 13.3% primarily as a result of the repayment in full of 54 commercial loans totaling $169.8 million during 2006. Over $57.0 million of these loans were commercial real estate loans that were repaid as a result of the borrowers selling the underlying collateral to take advantage of recent increases in real estate values. The Company did not renew or refinance over $30.0 of these loans due to the Company’s focus on strengthening its credit quality by allowing certain lending relationships to be refinanced elsewhere. In addition, over $28.0 million of these loans were repaid as the result of expected pay downs. Another factor that contributed to these repayments included the availability of lower interest rates for borrowers through conduit financing arrangements. To address the impact of the higher than anticipated repayments, the Company increased its commercial lending staff during the course of 2006 by six lenders. The Company anticipates that its recently hired experienced commercial lenders will help create additional loan growth that is expected to mitigate the effects of the level of repayments recently experienced.

     The retail loan portfolio decreased $37.9 million or 11.3% primarily as a result of a decrease of $25.9 million or 26.8% in HELOCs. The Company’s HELOCs are variable rate loans subject to increased interest rates in a rising rate environment thus causing many borrowers to reduce their outstanding balances through principal repayments or through conversion of all or a portion of their balance to a fixed-rate amortizing loan product. In addition, the Company has reduced its marketing focus on the HELOCs due to the current rate environment.

Loan Concentrations

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2006, the Company had a concentration of loans secured by office and/or warehouse buildings of $85.9 million or 10.7% of its total loan portfolio. Loans secured by these types of collateral involve higher loan principal amounts. The repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate market or in the economy. At December 31, 2006, the Company also had a concentration of loans secured by properties utilized in the hotel and motel industry of $79.0 million or 9.8% of the Company’s total loan portfolio. These loans include loans to resort hotels, corporate meeting hotels and travel hotels/motels. The hotel and motel business is very competitive and the success of the hotel and motel operators and their ability to repay loans is dependent on local and general economic conditions, among other factors. During 2006, the Company decreased its investment in this industry primarily due to repayments of large loans secured by these types of properties. At December 31, 2006, the Company had no other concentrations of loans to any industry exceeding 10% of its total loan portfolio.

Contractual Principal Repayments and Interest Rates

     The following table sets forth scheduled contractual amortization of the Bank’s commercial and construction loans at December 31, 2006, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans and loans having no scheduled repayments and no stated maturity are reported as due in one year or less.

	Total at	Principal Repayments Contractually Due
	December 31,	in Year(s) Ended December 31,
	2006	2007	2008-2010	Thereafter
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$339,938	$39,963	$133,525	$166,450
Construction and land development	128,788	94,881	26,365	7,542
Commercial and industrial	35,730	15,551	15,498	4,681
Total commercial and construction loans	$504,456	$150,395	$175,388	$178,673
____________________

(1)	Gross loans receivable does not include deferred fees of $1.1 million as of December 31, 2006.

(2)	Of the $354.1 million of loan principal repayments contractually due after December 31, 2007, $139.1 million have fixed interest rates and $215.0 million have variable interest rates which reprice from one month up to five years.

     Scheduled contractual loan amortization does not reflect the expected term of the Bank’s loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Bank the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current market rates of interest for mortgage loans are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current market rates as borrowers refinance adjustable-rate and fixed-rate loans at lower rates. Under the latter circumstance, the yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

ALLOWANCE FOR LOSSES ON LOANS

     The allowance for losses on loans is maintained at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company’s estimate of probable incurred losses in the loan portfolio at each statement of condition date and is based on the review of available and relevant information. Management’s quarterly evaluation of the adequacy of the allowance is based in part on the Company’s historical charge-offs and recoveries; levels of and trends in delinquencies; impaired loans and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions. The Company’s charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management’s ongoing evaluation of collectibility. Loans which are determined to be uncollectible are reviewed and approved by the Bank’s Loan Committee. All charged-off amounts reduce the Company’s allowance for losses on loans and recoveries of loans that were previously charged-off are credited to the allowance. See further analysis in the “Critical Accounting Policies” previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

     As of December 31, 2006, the Bank’s allowance for losses on loans amounted to $11.2 million or 40.64% and 1.39% of the Bank’s non-performing loans and total loans receivable, respectively. Management believes the allowance for losses on loans is adequate to absorb credit losses inherent in the loan portfolio at December 31, 2006.

     The following table sets forth the activity in the Bank’s allowance for losses on loans during the periods indicated.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance at beginning of period	$12,939	$13,353	$10,453	$8,721	$7,662
Provision	1,309	1,580	8,885	2,326	1,956
Charge-offs:
Commercial and construction loans:
Commercial real estate	(2,987)	(877)	(3,635)	(178)	(87)
Construction and land development	—	—	(1,206)	(142)	(31)
Commercial and industrial	(241)	(505)	(903)	(92)	(877)
Total commercial and construction loans	(3,228)	(1,382)	(5,744)	(412)	(995)
Retail loans:
Single-family residential	(109)	(320)	(217)	(83)	(82)
Home equity lines of credit	(80)	(201)	—	—	—
Other	(211)	(270)	(268)	(265)	(106)
Total retail loans	(400)	(791)	(485)	(348)	(188)
Total charge-offs	(3,628)	(2,173)	(6,229)	(760)	(1,183)
Recoveries:
Commercial and construction loans:
Commercial real estate	318	21	7	4	––
Construction and land development	43	73	––	90	24
Commercial and industrial	110	2	105	14	38
Total commercial and construction loans	471	96	112	108	62
Retail loans:
Single-family residential	18	1	104	40	219
Home equity lines of credit	12	29	3	—	—
Other	63	53	25	18	5
Total retail loans	93	83	132	58	224
Total recoveries	564	179	244	166	286
Net loans charged-off to allowance for losses on loans	(3,064)	(1,994)	(5,985)	(594)	(897)
Allowance at end of period	$11,184	$12,939	$13,353	$10,453	$8,721
Allowance for losses on loans to total non-performing loans at end of
period	40.64%	61.49%	48.25%	46.01%	56.91%
Allowance for losses on loans to total loans at end of period	1.39	1.41	1.35	1.06	0.93
Ratio of net loans charged-off to average loans
outstanding for the period	0.36	0.21	0.60	0.06	0.10

     Net charge-offs for 2006 totaled $3.1 million, or 0.4% of average loans outstanding, as compared to $2.0 million or 0.2% of average loans outstanding for 2005. At December 31, 2006, the allowance for losses on loans decreased by $1.8 million, or 13.6%, from 2005. The decrease in the allowance for losses on loans is primarily a result of reductions in the estimated SFAS 5 component of the allowance for losses on loans as the Company’s loan portfolio decreased from December 31, 2005.

     The provision for losses on loans decreased to $1.3 million in 2006 from $1.6 million in 2005 and $8.9 million in 2004. The provisions in 2004 included the Company’s increased impairment allocations for impaired loans and the required amount of loan charge-offs during 2004 in the commercial and construction loan portfolios.

     Gross charge-offs in 2006 totaled $3.6 million and were primarily related to two commercial real estate loans totaling $9.8 million in the aggregate. One of these loans was secured by a hotel and the other by a nursing home. Both of these loans were transferred to other real estate owned at their net realizable values during 2006 resulting in charge-offs that had been previously reserved through the allowance for losses on loans totaling $2.7 million in the aggregate. The hotel property was subsequently sold to a third-party during 2006.

     During 2006, the Company realized $564,000 of recoveries. The majority of these recoveries related to the commercial real estate loan secured by a hotel discussed above with the Company receiving funds from the settlement agreement with the guarantor.

     The allowance for losses on loans represented 40.6% and 61.5%, respectively, of the Bank’s non-performing loans and 1.39% and 1.41%, respectively, of its total loans receivable at December 31, 2006 and 2005. The changes in the ratios are directly related to the charge-offs discussed above.

Allocation of the Allowance for Losses on Loans

     The Bank allocates its allowance for losses on loans by loan category. Various percentages are assigned to the loan categories based on their historical loss factors. These historical loss factors are adjusted for various qualitative factors including trends in delinquencies and impaired loans; charge-offs and recoveries; volume and terms of loans; underwriting practices; lending management and staff; economic trends and conditions; industry conditions; and credit concentrations. The allocation of the allowance for losses on loans is reviewed and approved by the Bank’s Loan Committee. The following table shows the allocation of the allowance for losses on loans by loan type for each of the last five years:

	December 31,
	2006		2005		2004		2003		2002
		Allowance		Allowance		Allowance		Allowance		Allowance
	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of
	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category
	(Dollars in thousands)
Residential real estate:
Single-family owner occupied	$1,395	0.47%	$1,064	0.33%	$730	0.20%	$488	0.13%	$481	0.11%
Single-family non-owner occupied	129	0.47	88	0.33	56	0.20	134	0.24	233	0.47
Multi-family	437	1.09	362	0.67	1,005	1.20	2,352	2.31	2,282	2.29
Business/Commercial real estate	7,437	2.53	9,711	2.45	9,368	2.34	5,155	1.48	4,159	1.47
Business/Commercial non-real estate	653	1.34	1,137	2.28	1,412	3.36	1,096	1.71	440	1.54
Developed Lots	224	0.39	105	0.36	125	0.36	102	1.04	55	0.75
Land	695	1.34	149	0.36	289	0.63	566	1.57	432	1.33
Consumer non-real estate	214	3.90	323	3.89	368	3.55	447	12.70	277	0.71
Other assets	—	—	—	—	––	—	113	—	189	—
Unallocated	—	—	—	—	—	—	––	—	173	—
	$11,184		$12,939		$13,353		$10,453		$8,721

ASSET QUALITY

General

     All of the Bank’s assets are subject to review under its classification system. See discussion on “Potential Problem Assets” below. Impaired loans are reviewed quarterly by the Bank’s Loan Committee. The Board of Directors reviews the Bank’s classified assets on a quarterly basis. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made prior to 30 days after a payment is due. Late charges are generally assessed after 15 days with additional efforts being made to collect the past due payments. While the Bank generally prefers to work with borrowers to resolve delinquency problems, when the account becomes 90 days delinquent, the Bank may institute foreclosure or other proceedings, as deemed necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank also does not accrue interest on loans past due 90 days or more.

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

Non-Performing Assets

     The following table provides information relating to the Company’s non-performing assets.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$15,863	$17,492	$19,197	$11,460	$5,657
Construction and land development	7,192	77	1,895	4,180	1,323
Commercial and industrial	455	94	236	1,205	692
Total commercial and construction loans	23,510	17,663	21,328	16,845	7,672
Retail loans:
Single-family residential	3,177	2,929	5,855	5,584	7,294
Home equity lines of credit	772	429	460	272	324
Other	58	20	32	19	35
Total retail loans	4,007	3,378	6,347	5,875	7,653
Total non-accrual loans	27,517	21,041	27,675	22,720	15,325
Other real estate owned, net	321	540	525	206	893
Total non-performing assets	$27,838	$21,581	$28,200	$22,926	$16,218
90 days past due loans still accruing interest	—	—	—	—	—
Total non-performing assets plus 90 days past due
loans still accruing interest	$27,838	$21,581	$28,200	$22,926	$16,218
Non-performing assets to total assets	2.22%	1.74%	2.14%	1.46%	1.03%
Non-performing loans to total loans	3.43	2.29	2.80	2.31	1.63

     During 2006, the Company’s non-performing loans increased to $27.5 million, or $6.5 million, from 2005 primarily as a result of a $7.1 million increase due to the transfer of two construction and land development loans to non-accrual status during the third quarter of 2006 and the transfer of one loan during the fourth quarter of 2006. Partially offsetting the increase in non-performing loans was a decrease of $1.6 million in commercial real estate non-performing loans. This decrease included a decrease due to the two large loans totaling $9.2 million in the aggregate that were transferred to other real estate owned during 2006 which was offset by the addition of eight commercial real estate loans totaling $6.6 million in the aggregate being transferred to non-accrual status during 2006.

     The Company continues to explore ways to reduce its overall exposure in these non-performing loans through various alternatives, including the potential sale of certain of these non-performing assets. Any future impact to the Company’s allowance for losses on loans in the event of such sales or other similar actions cannot be reasonably determined at this time.

     The interest income that would have been recorded during the year ended December 31, 2006, if all of the Bank’s non-performing loans at the end of such period had been current in accordance with their terms during such periods, was $1.3 million. The actual amount of interest recorded as income (on a cash basis) on such loans during the period amounted to $489,000.

     The Company’s disclosure with respect to impaired loans is contained in “Note 3. Loans Receivable” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Potential Problem Assets

     Federal regulations require that each insured institution maintain an internal classification system as a means of reporting problem and potential problem assets. Furthermore, in connection with examinations of insured institutions, federal examiners have the authority to identify problem assets and, if appropriate, classify them. There are three adverse classifications for problem assets:

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

     The Company uses this internal classification system to identify potential problem assets which we define as loans rated substandard, doubtful or loss that do not meet the definition of a non-performing loan as defined above. These loans are identified as such due to the borrowers’ financial operations or financial condition which caused the Bank’s management to question the borrowers’ ability in the future to comply with their contractual repayment terms. The Company’s decision to include performing loans in potential problem loans does not necessarily mean that it expects losses to occur but that it recognizes potential problem loans carry a higher probability of default. Potential problem loans totaled $5.6 million at December 31, 2006 and $23.6 million at December 31, 2005. The decrease in the Company’s potential problem loans from 2005 was primarily due to the 2006 payoffs of two potential problem loans totaling $13.8 million in the aggregate and the transfer of two other large potential problem loans into non-accrual during 2006 one of which was paid off and the other transferred to other real estate owned.

DEPOSITS

     The following table sets forth the dollar amount of deposits and the percentage of total deposits in each deposit category offered by the Bank at the dates indicated.

	December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$58,547	6.5%	$66,116	8.0%	$51,713	6.0%
Interest-bearing	100,912	11.1	106,938	12.9	94,878	11.0
Money market accounts	182,153	20.1	121,667	14.7	147,211	17.1
Savings accounts	148,707	16.4	170,619	20.6	196,358	22.7
Core deposits	490,319	54.1	465,340	56.2	490,160	56.8
Certificates of deposit:
Less than $100,000	281,810	31.1	261,977	31.6	282,397	32.7
$100,000 or more	134,966	14.9	101,318	12.2	90,621	10.5
Time deposits	416,776	45.9	363,295	43.8	373,018	43.2
Total deposits	$907,095	100.0%	$828,635	100.0%	$863,178	100.0%

     As of December 31, 2006, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $134.9 million. The following table presents the maturity of these time certificates of deposit.

December 31, 2006
(Dollars in thousands)
3 months or less	$ 50,646
Over 3 months through 6 months	30,637
Over 6 months through 12 months	36,875
Over 12 months	16,808
$ 134,966

     The Company’s total deposits increased 9.5% to $907.1 million at December 31, 2006 from $828.6 million at December 31, 2005. The increase in deposits was driven by a $53.5 million increase in certificates of deposit coupled with a $25.0 million increase in core deposits, primarily money market accounts. The increase for 2006 was a result of the Company’s aggressive sales focus which included building relationships with local municipalities, centers of influence and customers of local financial institutions recently acquired by other banks.

     In conjunction with the Company’s 2006 strategy to cultivate new as well as deepen existing deposit relationships with local municipalities and other public entities, the Company offers specific deposit agreements to these entities where the Company pledges collateral, primarily securities, to support the balance on account. These public balances are included as a part of the Company’s total deposits and totaled $70.7 million at December 31, 2006 of which 33.3% were collateralized by securities. Public deposits totaled $6.9 million at December 31, 2005.

     In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in a pool of multiple securities owned by the Bank. The swept funds are not recorded as deposits by the Bank and instead are considered short-term borrowings which provide a lower-cost funding alternative for the Company. At December 31, 2006, the Company had $23.1 million in Repo Sweeps which are not included in the above deposit totals, of which $16.2 million were Repo Sweeps with municipalities and other public entities. Repo Sweeps are classified as other short-term borrowings in the Company’s consolidated statements of condition.

BORROWED MONEY

     The Company’s borrowed money consisted of the following at the dates indicated:

	December 31, 2006
	2006		2005
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)
Other short-term borrowings	4.75%	$23,117	3.75%	$555
FHLB – Indianapolis advances	3.93	185,325	3.41	262,378
Less: deferred premium on early extinguishment of debt		(6,167)		(15,791)
Net FHLB – Indianapolis advances		179,158		256,771
Total borrowed money		$202,275		$257,326
Weighted-average contractual interest rate	4.02%		3.77%

     The Company’s short-term borrowings include its Repo Sweeps which are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings. The securities underlying these Repo Sweeps continue to be reflected as assets of the Company. The increase in Repo Sweeps from 2005 was a result of the Company’s strategy to increase deposit relationships with local municipalities and businesses as previously discussed.

     In order to reduce its reliance on wholesale funding and as a result of the inverted yield curve, the Company repaid $87.0 million of maturing FHLB advances during 2006.

     The Company’s FHLB advances are reduced by the deferred premium on the early extinguishment of debt as a result of its 2004 FHLB debt restructure. During 2004, the Company restructured certain of its FHLB advances to reduce interest costs in future years, shorten the duration of its liabilities, reduce repricing risk and eliminate the callable feature associated with these advances. Prior to the debt restructuring, the Company’s earnings and reported net interest margin were being adversely impacted by the relatively high cost of the debt. As such, the Company’s management considered numerous scenarios to assess the impact various restructuring alternatives would have on the Company’s earnings and on the Company’s capital ratios over a six-year period. Assumptions utilized in the scenarios included a projected shape of the yield curve, an expected level of prepayment penalties, an expected contractual interest rate of the new advances, and an expected repricing interest rate of the new advances upon their maturity. Based on the results of the analysis, the Company restructured its FHLB advances during the fourth quarter of 2004.

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

     As a result of the restructuring, the Company paid $42.0 million of prepayment penalties related to the restructured advances, a portion of which is deferred over the life of the new borrowings. During 2004, the Company recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense and deferred the remaining $32.2 million prepayment penalty pursuant to Emerging Issues Task Force No. 96-19, Debtor’s Accounting for a Modification or Exchange of Debt Instruments (EITF 96-19). The $9.8 million of prepayment penalties expensed during 2004 included an $8.2 million prepayment penalty related to the prepayment of four advances totaling $75.0 million during the course of the Company’s debt restructuring. The Company recognized the $8.2 million penalty immediately upon the prepayment of the debt since these advances were not replaced with additional advances. In addition, at the end of December 2004, the Company also prepaid one $20.0 million short-term variable-rate advance that was originally part of the restructuring and had an unamortized prepayment penalty of $1.6 million.

     The remaining $32.2 million of deferred premium on the early extinguishment of debt is being amortized as a charge to interest expense over the remaining life of the new borrowings. As each of the original advances was prepaid, new advances were acquired. The prepayment penalty incurred on the original advance was allocated to the new advances based upon the amount of each new advance relative to the total amount of new advances acquired to replace the original advance. Since the debt restructuring did not qualify as a substantial modification of terms under EITF 96-19, the Company was required to amortize the prepayment penalties over the life of the new advances. The Company internally computed the effect of the amortization on interest expense over the life of each of the new advances. For the years ended December 31, 2006 and 2005, the Company’s increase in interest expense related to the Premium Amortization was $9.6 million and $14.4 million, respectively. The increase in interest expense related to the remaining unamortized deferred premium is expected to be $4.5 million, $1.5 million and $200,000 in the years ended December 31, 2007, 2008 and 2009, respectively.

CAPITAL RESOURCES

     Stockholders’ equity at December 31, 2006 was $131.8 million as compared to $142.4 million at December 31, 2005. The decrease during 2006 was primarily due to:

  repurchases of shares of the Company’s common stock during 2006 totaling $15.7 million; and

  cash dividends declared during 2006 totaling $5.3 million.

     The following increases in stockholder’s equity during 2006 partially offset the aforementioned decreases:

  net income of $5.3 million;

  decreased accumulated other comprehensive losses of $1.2 million;

  shares committed to be released under the Company’s Employee Stock Ownership Plan totaling $1.8 million; and

  proceeds from stock option exercises totaling $3.3 million.

     During 2006, the Company repurchased 1,067,699 shares of its common stock at an average price of $14.73 per share pursuant to the share repurchase program announced in March 2003 which was completed in June 2006, and the new share repurchase program announced in June 2006 for an additional 600,000 shares. At December 31, 2006, the Company had 188,283 shares remaining to be repurchased under its current share repurchase program. During February 2007, the Company announced that its Board of Directors approved a new share repurchase plan for an additional 600,000 shares. Since its initial public offering in 1998, the Company has repurchased an aggregate of 13,184,489 shares of its common stock at an average price of $12.07 per share.

     At December 31, 2006, the Bank was deemed to be well capitalized based on its internal calculations with tangible and core regulatory capital ratios of 9.71% and a risk-based capital ratio of 14.10%. For further information on the Bank’s regulatory capital see “Note 12. Stockholders’ Equity and Regulatory Capital” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

LIQUIDITY AND COMMITMENTS

     The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company’s primary sources of funds have been:

  deposits and Repo Sweeps,

  scheduled payments of amortizing loans and mortgage-backed securities,

  prepayments and maturities of outstanding loans and mortgage-backed securities,

  maturities of investment securities and other short-term investments,

  funds provided from operations, and

  borrowings from the FHLB.

     Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings.

     At December 31, 2006, the Company had cash and cash equivalents of $67.2 million, which was an increase from $24.2 million at December 31, 2005. The increase was mainly the result of:

  significant net repayments of loans totaling $94.1 million;

  proceeds from sales, maturities and paydowns of securities aggregating $102.6 million;

  increases in the balances of Repo Sweeps totaling $22.6 million; and

  increases in the balances of deposit accounts totaling $78.5 million.

     The above cash inflows were partially offset by:

  purchases of available-for-sale securities totaling $175.4 million;

  repurchases of the Company’s common stock totaling $15.7 million; and

  repayment of FHLB debt totaling $87.2 million.

     The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

     The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. CFS Bancorp, Inc. also has $10.0 million of available liquidity under a line of credit. Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. During the second quarter of 2006, the Bank received approval from the OTS to pay dividends to the Company. On a parent company-only basis, during 2006, the Company received $13.1 million in dividends from the Bank. At December 31, 2006, the parent company had $5.4 million in cash and cash equivalents and $180,000 in securities available-for-sale. See also “Note 12. Stockholders’ Equity and Regulatory Capital” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Contractual Obligations

     The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2006.

	Payments Due by Period
		Over One
		through	Over Three	Over
	One Year	Three	through	Five
	or Less	Years	Five Years	Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances (1)	$87,254	$87,561	$644	$9,866	$185,325
Repo Sweeps (2)	23,117	—	—	—	23,117
Operating leases	469	585	121	40	1,215
Dividends payable on common stock	1,356	—	—	—	1,356
	$112,196	$88,146	$765	$9,906	$211,013
____________________

(1)	Does not include interest expense at the weighted-average contractual rate of 3.93% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of 4.75% for the periods presented.

     See the “Borrowed Money” section for further discussion surrounding the Company’s FHLB advances. The Company’s operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. See also “Note 4. Office Properties and Equipment” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion related to the Company’s operating leases.

     The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits total $357.7 million at December 31, 2006. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

Off-Balance-Sheet Obligations

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

     The following table details the amounts and expected maturities of significant commitments at December 31, 2006.

		Over One	Over Three	Over
	One Year	through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$30,673	$2,332	$1,202	$1,567	$35,774
Retail	7,209	—	—	—	7,209
Commitments to purchase loans:
Commercial	18,000	—	—	—	18,000
Commitments to fund unused construction loans	14,356	9,638	7,151	9,425	40,570
Commitments to fund unused lines of credit:
Commercial	15,387	10,959	351	—	26,697
Retail	13,014	320	8	61,206	74,548
Letters of credit	6,239	5,772	529	—	12,540
Credit enhancements	500	32,441	710	8,814	42,465
	$105,378	$61,462	$9,951	$81,012	$257,803

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. All commitments to extend credit or to purchase loans expire within the following year. Letters of credit expire at various times through 2010. Credit enhancements expire at various times through 2014.

     The Company also has commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act. These commitments include $2.1 million to be funded over eight years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above. See additional disclosures in “Note 14. Variable Interest Entities” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

     Credit enhancements are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, which provides for a lower interest rate, the FHLB issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB and the Bank, would be required to reimburse the FHLB for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially.

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

     The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, IRR and liquidity. The Asset/ Liability Management Policy falls under the authority of the Company’s Board of Directors who in turn assigns its formulation, revision and administration to the Asset/Liability Committee (ALCO). ALCO meets monthly and consists of certain senior officers of the Bank and one outside director. The results of the monthly meetings are reported to the Company’s Board of Directors. The primary duties of ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank’s capital position, review the current and prospective liquidity positions and monitor alternative funding sources. The policy requires management to measure the Bank’s overall IRR exposure using the following measurement techniques: NPV analysis, gap analysis and earnings at risk analysis.

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

     The following table presents, as of December 31, 2006 and 2005, an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point (1%) increments up to 300 basis points and down 200 basis points in accordance with OTS regulations. As illustrated in the table, the Bank’s NPV in the base case (0 basis point change) increased $9.4 million from $168.9 million at December 31, 2005 to $178.3 million at December 31, 2006. The primary causes for this increase were changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

	Net Portfolio Value
	At December 31,
	2006			2005
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates
(Basis Points)
+300	$145,688	$(32,565)	(18.3)%	$156,592	$(12,288)	(7.3)%
+200	157,889	(20,364)	(11.4)	162,507	(6,373)	(3.8)
+100	168,493	(9,760)	(5.5)	166,875	(2,005)	(1.2)
0	178,253	—	—	168,880	—	—
-100	185,481	7,228	4.1	168,938	58	(0.0)
-200	192,248	13,995	7.9	166,802	(2,078)	(1.2)

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

	Percentage
	of Deposits
	Maturing In
	First Year
	At December 31,
Deposit Category:	2006	2005
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	20
Money market accounts	50	50

     At December 31, 2006, the Bank’s cumulative one-year gap ratio was 0.6% compared to 9.3% at December 31, 2005.

     A more refined approach to IRR management than traditional gap analysis is “earnings at risk analysis” or net interest income simulation modeling. An earnings at risk analysis measures the sensitivity of net interest income over a twelve month period to various interest rate movements. The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements. Rather, these scenarios are intended to provide a measure of the degree of volatility interest rate movements may introduce into the Bank’s earnings. The earnings at risk analysis uses the same assumptions as the gap analysis with respect to expected prepayment assumptions, embedded options and expected lives of the Bank’s non-maturing core deposit accounts.

     The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at December 31, 2006 and 2005, respectively.

	Percentage Change in
	Net Interest Income
	Over a Twelve Month
	Time Period
	2006	2005
Assumed Change in Interest Rates
(Basis Points):
+200	(0.8)%	1.2%
+100	(0.2)	0.9
-100	(0.6)	(3.4)
-200	(3.1)	(9.6)

     The earnings at risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment. The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to decrease 0.8% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 3.1% in year one. The Bank’s exposure to interest rate risk in a falling rate environment has improved as of December 31, 2006 compared to December 31, 2005 primarily as a result of an increase in shorter-term funding sources.

     The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies. The Bank currently plans on continuing to reduce its exposure to falling interest rates by lengthening the duration of its securities portfolio and increasing its core deposit balances. On a quarterly basis, ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At December 31, 2006, the Bank was in compliance with all of its tolerance limits.

     The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of Company-only assets and liabilities would have a non-material impact on the results presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
CFS Bancorp, Inc.
Munster, Indiana

     We have audited the accompanying consolidated statements of condition of CFS Bancorp, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CFS Bancorp, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CFS Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2007 expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting.

Indianapolis, Indiana
March 12, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CFS Bancorp, Inc.,
Munster, Indiana

     We have audited the accompanying consolidated statements of income, changes in stockholders’ equity, and cash flows of CFS Bancorp, Inc. for year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CFS Bancorp, Inc. for the year ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Oak Brook, Illinois
March 11, 2005

CFS BANCORP, INC.

Consolidated Statements of Condition

	December 31,
	2006	2005
	(Dollars in thousands
	except per share data)
ASSETS
Cash and amounts due from depository institutions	$33,194	$17,600
Interest-bearing deposits	20,607	1,785
Federal funds sold	13,366	4,792
Cash and cash equivalents	67,167	24,177
Securities available-for-sale, at fair value	298,925	218,550
Investment in Federal Home Loan Bank stock, at cost	23,944	28,252
Loans receivable	802,383	917,405
Allowance for losses on loans	(11,184)	(12,939)
Net loans	791,199	904,466
Interest receivable	7,523	6,142
Other real estate owned	321	540
Office properties and equipment	17,797	15,017
Investment in bank-owned life insurance	35,876	34,889
Other assets	10,339	9,491
Goodwill and intangible assets	1,299	1,364
Total assets	$1,254,390	$1,242,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$907,095	$828,635
Borrowed money	202,275	257,326
Advance payments by borrowers for taxes and insurance	4,194	6,641
Other liabilities	9,020	7,919
Total liabilities	1,122,584	1,100,521
Stockholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306
shares issued; 11,134,331 and 12,005,431 shares outstanding	234	234
Additional paid-in capital	190,825	190,402
Retained earnings	94,344	94,379
Treasury stock, at cost; 12,164,754 and 11,417,875 shares	(148,108)	(136,229)
Treasury stock held in Rabbi Trust, at cost; 124,221 shares; see Note 1	(1,627)	—
Unallocated common stock held by Employee Stock Ownership Plan	(3,564)	(4,762)
Unearned common stock acquired by Recognition and Retention Plan	—	(111)
Accumulated other comprehensive loss, net of tax	(298)	(1,546)
Total stockholders’ equity	131,806	142,367
Total liabilities and stockholders’ equity	$1,254,390	$1,242,888

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands except per share data)
Interest income:
Loans	$59,852	$60,880	$56,910
Securities	12,713	7,388	10,029
Other	2,982	1,196	2,047
Total interest income	75,547	69,464	68,986
Interest expense:
Deposits	22,163	13,686	12,841
Borrowed money	20,481	25,917	26,059
Total interest expense	42,644	39,603	38,900
Net interest income	32,903	29,861	30,086
Provision for losses on loans	1,309	1,580	8,885
Net interest income after provision for losses on loans	31,594	28,281	21,201
Non-interest income:
Service charges and other fees	6,739	7,381	7,523
Commission income	197	523	666
Net realized gains (losses) on sales of securities available-for-
sale	750	(238)	719
Impairment on securities available-for-sale	—	(240)	(1,018)
Net realized gains (losses) on sales of other assets	(994)	354	225
Income from bank-owned life insurance	1,592	1,529	1,439
Other income	2,258	2,088	2,056
Total non-interest income	10,542	11,397	11,610
Non-interest expense:
Compensation and employee benefits	21,017	18,598	19,834
Net occupancy expense	2,533	2,679	2,440
Professional fees	1,514	1,698	2,797
Data processing	2,404	2,689	2,713
Furniture and equipment expense	2,013	1,582	1,612
Marketing	1,332	986	1,060
Amortization of core deposit intangibles	65	65	65
Prepayment penalties on FHLB debt	—	—	10,298
Other general and administrative expenses	5,300	5,188	5,773
Total non-interest expense	36,178	33,485	46,592
Income (loss) before income taxes	5,958	6,193	(13,781)
Income tax expense (benefit)	618	1,176	(7,204)
Net income (loss)	$5,340	$5,017	$(6,577)
Per share data:
Basic earnings (loss) per share	$0.48	$0.43	$(0.57)
Diluted earnings (loss) per share	0.47	0.42	(0.57)
Weighted-average shares outstanding	11,045,857	11,728,073	11,599,996
Weighted-average diluted shares outstanding	11,393,863	11,965,014	11,897,494

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Unearned	Unearned
					Common	Common	Accumulated
		Additional			Stock	Stock	Other
	Common	Paid-In	Retained	Treasury	Acquired	Acquired	Comprehensive
	Stock	Capital	Earnings	Stock	by ESOP	by RRP	Income (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2004	$234	$189,879	$106,354	$(132,741)	$(7,158)	$(1,523)	$908	$155,953
Net loss for 2004	—	—	(6,577)	—	—	—	—	(6,577)
Comprehensive loss:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	—	(1,330)	(1,330)
Total comprehensive loss	—	—	—	—	—	—	—	(7,907)
Purchase of treasury stock	—	—	—	(869)	—	—	—	(869)
Shares earned under ESOP	—	475	—	—	1,199	—	—	1,674
Amortization of award under RRP	—	(20)	—	—	—	1,375	—	1,355
Exercise of stock options	—	(576)	—	2,921	—	—	—	2,345
Tax benefit related to stock options
exercised	—	233	—	—	—	—	—	233
Dividends declared on common stock
($0.44 per share)	—	—	(4,873)	—	—	—	—	(4,873)
Balance at December 31, 2004	234	189,991	94,904	(130,689)	(5,959)	(148)	(422)	147,911
Net income for 2005	—	—	5,017	—	—	—	—	5,017
Comprehensive income:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	—	(1,124)	(1,124)
Total comprehensive income	—	—	—	—	—	—	—	3,893
Purchase of treasury stock	—	—	—	(7,253)	—	—	—	(7,253)
Shares earned under ESOP	—	449	—	—	1,197	—	—	1,646
Amortization of award under RRP	—	12	—	—	—	37	—	49
Exercise of stock options	—	(229)	—	1,713	—	—	—	1,484
Tax benefit related to stock options
exercised	—	179	—	—	—	—	—	179
Dividends declared on common stock
($0.48 per share)	—	—	(5,542)	—	—	—	—	(5,542)
Balance at December 31, 2005	234	190,402	94,379	(136,229)	(4,762)	(111)	(1,546)	142,367
Net income for 2006	—	—	5,340	—	—	—	—	5,340
Comprehensive income:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	—	1,248	1,248
Total comprehensive income	—	—	—	—	—	—	—	6,588
Purchase of treasury stock	—	—	—	(15,730)	—	—	—	(15,730)
Cumulative effect of change in
accounting for Rabbi Trust shares,
see Note 1	—	—	(92)	(1,609)	—	—	—	(1,701)
Net purchases of Rabbi Trust shares	—	—	—	(18)	—	—	—	(18)
Shares earned under ESOP	—	574	—	—	1,198	—	—	1,772
Reclassification of unearned
compensation to APIC upon the
adoption of SFAS 123R	—	(111)	—	—	—	111	—	—
Amortization of award under RRP	—	48	—	—	—	—	—	48
Exercise of stock options	—	(551)	—	3,851	—	—	—	3,300
Tax benefit related to stock options
exercised	—	463	—	—	—	—	—	463
Dividends declared on common stock
($0.48 per share)	—	—	(5,283)	—	—	—	—	(5,283)
Balance at December 31, 2006	$234	$190,825	$94,344	$(149,735)	$(3,564)	$—	$(298)	$131,806

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$5,340	$5,017	$(6,577)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	1,309	1,580	8,885
Depreciation and amortization	1,531	1,601	1,543
Premium amortization on early extinguishment of debt	9,624	14,381	2,052
Net premium amortization on securities available-for-sale	(546)	762	2,539
Impairment of securities available-for-sale	—	240	1,018
Deferred income tax benefit	(330)	(311)	(1,137)
Amortization of cost of stock benefit plans	1,820	1,695	3,029
Proceeds from sale of loans held-for-sale	9,965	28,103	13,180
Origination of loans held-for-sale	(9,748)	(26,205)	(12,818)
Net realized (gains) losses on sales of securities available-for-sale	(750)	238	(719)
Dividends received on Federal Home Loan Bank stock	—	(587)	(1,234)
Net realized (gains) losses on sales of other assets	994	(354)	(225)
Net increase in cash surrender value of bank-owned life insurance	(987)	(1,529)	(1,439)
(Increase) decrease in other assets	(5,750)	6,130	287
Increase (decrease) in other liabilities	3,724	(503)	(2,351)
Net cash provided by operating activities	16,196	30,258	6,033
INVESTING ACTIVITIES
Securities:
Proceeds from sales	22,029	61,279	196,224
Proceeds from maturities and paydowns	76,263	39,806	89,211
Purchases	(175,376)	(120,452)	(166,193)
Redemption of Federal Home Loan Bank stock	4,308	—	335
Net loan fundings and principal payments received	94,095	33,142	(38,581)
Proceeds from sale of loans and loan participations	11,165	33,354	22,312
Proceeds from sale of other real estate owned	4,996	753	3,782
Purchases of properties and equipment	(4,338)	(1,233)	(4,273)
Disposal of properties and equipment	93	490	1,242
Net cash flows provided by investing activities	33,235	47,139	104,059
FINANCING ACTIVITIES
Proceeds from exercise of stock options	3,300	1,484	2,345
Tax benefit from exercises of nonqualified stock options	463	179	233
Dividends paid on common stock	(5,604)	(5,783)	(4,847)
Purchase of treasury stock	(15,730)	(7,253)	(869)
Net purchase of Rabbi Trust shares	(18)	—	—
Net increase (decrease) in deposit accounts	78,270	(34,739)	(115,262)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(2,447)	(1,536)	2,582
Increase in short-term borrowings	22,562	555	—
Premium paid on the early extinguishment of debt	—	—	(32,224)
Proceeds from Federal Home Loan Bank debt	—	40,000	325,000
Repayments of Federal Home Loan Bank debt	(87,237)	(84,221)	(426,707)
Net cash flows used in financing activities	(6,441)	(91,314)	(249,749)
Increase (decrease) in cash and cash equivalents	42,990	(13,917)	(139,657)
Cash and cash equivalents at beginning of year	24,177	38,094	177,751
Cash and cash equivalents at end of year	$67,167	$24,177	$38,094
Supplemental disclosures:
Loans transferred to other real estate owned	$5,766	$756	$4,043
Cash paid for interest on deposits	22,018	13,571	13,088
Cash paid for interest on borrowings	20,616	25,971	24,651
Cash paid for taxes	1,020	425	––

See accompanying notes.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

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

Principles of Consolidation

     The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, the Bank. The Bank has one active subsidiary, CFS Holdings, Ltd. The Bank also has two inactive subsidiaries: CFS Insurance Agency, Inc. and CFS Investment Services, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. The determination of the allowance for losses on loans, the accounting for income tax expense and the determination of fair values of financial instruments are highly dependent on management’s estimates, judgments and assumptions where changes in any of those could have a significant impact on the financial statements.

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

Securities

     Management determines the classification of securities at the time of purchase. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income. Other securities, such as Federal Home Loan Bank stock, are carried at cost. The Company has no trading account securities.

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

     The Company evaluates all securities for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in Financial Accounting Standards Board (FASB) Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on a quarterly basis, and more frequently when economic conditions warrant additional evaluations. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company may also evaluate securities for OTTI more frequently when economic or market concerns warrant additional evaluations. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

     The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans

     Loans that management has the ability and intent to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs and portions charged-off. Interest income on loans is accrued on the active unpaid principal balance. Loans held-for-sale, if any, are carried at the lower of aggregate cost or estimated market value.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Losses on Loans

     The Company maintains an allowance for losses on loans at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company’s estimate of probable incurred losses in the loan portfolio at the date of each statement of condition and is based on the review of available and relevant information.

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

     Loan losses are charged-off against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required which could adversely affect earnings or the Company’s financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the provision for losses on loans for the Bank and the carrying value of its other non-performing loans, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Other Intangible Assets

     Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

     Other intangible assets consist of core deposit intangible assets arising from branch acquisitions. They are initially measured at fair value and then amortized on a straight-line basis over their estimated useful lives.

Long-Term Assets

     Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value with the loss recorded in other non-interest expense.

Loan Commitments and Related Financial Instruments

     Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering the customer’s collateral or their ability to repay. These financial instruments are recorded when they are funded.

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

     Prior to 2006, the Company accounted for its stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) and related interpretations. No stock-based employee compensation expense was recognized in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date.

     Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, as amended (SFAS No. 123), pro forma net income and pro forma earnings per share were presented for disclosure purposes only in 2005 and 2004 as if the fair value method of accounting for stock-based compensation plans had been utilized.

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

     For additional details on the Company’s share-based compensation plans and related disclosures, see Note 9 to the consolidated financial statements.

Income Taxes

     Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

rates. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Deferred tax assets are recognized for net operating losses that expire between 2016 and 2024 because the benefit is more likely than not to be realized.

Employee Stock Ownership Plan

     The Bank sponsors an internally leveraged Employee Stock Ownership Plan (ESOP) which is accounted for in accordance with the AICPA Statement of Position 93-6, Employer’s Accounting for Employee Stock Ownership Plans (SOP 93-6). The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of stockholders’ equity. Contributions from the Bank and dividends on both allocated and unallocated shares in the ESOP are used to service the ESOP’s debt to the Company. The number of shares released is based on the amount of principal and interest paid to service the ESOP loan. Compensation expense is recognized on shares committed to be released from the Bank’s contributions and from shares released from dividends on unallocated shares using the current market price of these shares. ESOP shares not committed to be released are not considered outstanding for purposes of computing earnings per share.

Earnings Per Share

     Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the year. ESOP shares not committed to be released, RRP shares which have not vested and shares held in Rabbi Trust accounts are not considered to be outstanding for purposes of calculating basic EPS. Diluted EPS is computed by dividing net income by the average number of common shares outstanding during the year and includes the dilutive effect of stock options, unearned awards under the RRP, and treasury shares held in Rabbi Trust accounts pursuant to deferred compensation plans. The dilutive common stock equivalents are computed based on the treasury stock method using the average market price for the year.

Comprehensive Income

     Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale which are also recognized as separate components of equity.

Pending Accounting Pronouncements

     On September 30, 2005, the FASB issued a proposed amendment to Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), to clarify guidance for mandatory convertible instruments, the treasury stock method, contingently issuable shares, and contracts that may be settled in cash or shares.

     Currently SFAS 128 requires that the number of incremental shares included in the denominator be determined by computing a year-to-date weighted-average of the number of incremental shares included in each quarterly diluted EPS computation. Under the proposed amendment, the number of incremental shares included in year-to-date diluted earnings per share would be computed using the average market price of common shares for the year-to-date period, independent of the quarterly computations. This proposed computational change, if adopted, is not expected to have a significant impact on the Company’s diluted earnings per share.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The Company did not adopt SFAS 156 on January 1, 2006, the beginning of its 2006 fiscal year end. The Company adopted this statement on January 1, 2007 and there was no significant effect on its financial condition and results of operations upon adoption.

     In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (FIN 48) which establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold, it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements.

     Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 shall be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007 and there was no significant impact on its financial condition or results of operation upon adoption.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect the adoption of SFAS 157 to have a material impact on its financial condition or results of operations.

     In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5 concluded that companies purchasing a life insurance policy including corporate-owned life insurance or bank-owned life insurance should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. EITF 06-5 will be effective for fiscal years beginning after December 15, 2006. The Company adopted EITF 06-5 on January 1, 2007 and there was no significant impact on its financial condition or results of operations.

     In October 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132 (R) (SFAS 158) which does not change the amount of net periodic benefit cost included in net income or address the various measurement issues associated with postretirement benefit plan accounting. SFAS 158 requires an entity to recognize in its statement of financial position a net asset for a defined benefit postretirement plan’s overfunded status or a net liability for a plan’s underfunded status, measure a defined benefit postretirement plan’s assets and obligations that determine its funded status as of the end of the employer’s fiscal year, and recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. SFAS 158 is effective for fiscal years ending after December 15, 2006. The Company is not required to adopt SFAS 158 since the Company participates in a multi-employer defined benefit pension plan.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159) which will permit entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option). The Fair Value Option permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is expected to improve financial reporting by providing entities with the opportunity to mitigate volatility without having to apply complex hedge accounting provisions and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company is currently evaluating whether it wishes to adopt the Fair Value Option and the resulting impact of adoption on its financial condition and results of operations.

Recently Adopted Accounting Pronouncements

     In September 2006, the U.S. Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (SAB 108), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 for the fiscal year ended December 31, 2006.

     Prior to the adoption of SAB 108, the Company did not consolidate the assets held in Rabbi Trust accounts in its consolidated financial statements in accordance with Emerging Issues Task Force 97-14, Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested. The misstatement had been previously evaluated for materiality under the “roll-over method” and was determined to be an immaterial misstatement. Pursuant to adoption of SAB 108, the Company evaluated the misstatement from both the “roll over” and “iron curtain” methods and determined that quantitatively, the effects of the misstatement were immaterial.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     When applying the “iron-curtain” method, however, the Company qualitatively viewed the misstatement as material due to the effect of recording the treasury stock held in the Rabbi Trust accounts in the consolidated financial statements during the year ended 2006. As such, the Company applied the effects of the adjustment as of January 1, 2006 with an offsetting adjustment to retained earnings. The adjustment resulted in an increase in treasury stock for the number of CFS Bancorp, Inc. common shares held at cost in the Rabbi Trust accounts totaling $1.6 million, a cumulative adjustment to the opening balance of the Company’s retained earnings for 2006 totaling $92,000 representing the change in the market value of the CFS Bancorp, Inc. common shares since the inception of the Rabbi Trust accounts, and an increase to other liabilities for $1.8 million representing the Company’s obligations due the executives under the deferred compensation plans.

Loss Contingencies

     Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash

     Cash on hand or on deposit with the Federal Reserve Bank of $747,000 and $934,000 was required to be maintained in order to meet regulatory reserve and clearing requirements as of December 31, 2006 and 2005, respectively.

Fair Value of Financial Instruments

     Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 15 below. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Segment Reporting

     Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assessing performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Senior management evaluates the operations of the Company as one operating segment, community banking, due to the materiality of the banking operation to the Company’s financial condition and results of operations, taken as a whole. As a result, separate segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans and investment services through an outsource partner. Revenues for the significant products and services are disclosed separately in the consolidated statements of income.

Reclassifications

     Some items in the prior year financial statements were reclassified to conform to the current presentation.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2.     SECURITIES

     The amortized cost of securities available-for-sale and their fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
At December 31, 2006:
GSE and callable GSE securities	$267,148	$905	$(1,139)	$266,914
Mortgage-backed securities	20,234	8	(254)	19,988
Collateralized mortgage obligations	10,612	22	(112)	10,522
Equity securities	1,385	116	—	1,501
	$299,379	$1,051	$(1,505)	$298,925
At December 31, 2005:
GSE and callable GSE securities	$167,047	$94	$(1,932)	$165,209
Mortgage-backed securities	29,927	29	(500)	29,456
Collateralized mortgage obligations	22,553	7	(222)	22,338
Trust preferred securities	85	51	—	136
Equity securities	1,386	25	—	1,411
	$220,998	$206	$(2,654)	$218,550

     At December 31, 2006 and 2005, the Company held $15.3 million and $12.2 million, respectively, in callable GSE securities which had call features at amounts not less than par which were purchased at a discount.

     Securities with unrealized losses as of December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are presented in the following tables.

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
GSE and callable GSE securities	$58,159	$(282)	$105,738	$(857)	$163,897	$(1,139)
Mortgage-backed securities	236	(1)	18,160	(253)	18,396	(254)
Collateralized mortgage obligations	—	—	9,874	(112)	9,874	(112)
	$58,395	$(283)	$133,772	$(1,222)	$192,167	$(1,505)

	December 31, 2005
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
GSE and callable GSE securities	$101,867	$(1,087)	$44,580	$(845)	$146,447	$(1,932)
Mortgage-backed securities	20,190	(355)	6,216	(145)	26,406	(500)
Collateralized mortgage obligations	4,682	(5)	17,124	(217)	21,806	(222)
	$126,739	$(1,447)	$67,920	$(1,207)	$194,659	$(2,654)

     The Company evaluates all securities for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on a quarterly basis, and more frequently when economic conditions warrant

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

additional evaluations. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government-sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain [as other comprehensive income (loss) in stockholders’ equity] and not recognized in income until the security is ultimately sold. The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

     At December 31, 2006, all securities available-for-sale with a continuous loss position for twelve months or more consisted of securities issued by the federal government, its agencies or government sponsored entities (GSEs), including the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac) and the Government National Mortgage Association (GNMA), and in management’s belief, are attributable to changes in market interest rates and not the credit quality of the issuers. Management does not believe any of these securities represent an OTTI.

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

     The amortized cost and fair value of securities at December 31, 2006, by contractual maturity, are shown in the table below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized
	Cost	Fair Value
	(Dollars in thousands)
GSE and callable GSE securities:
Due in one year or less	$66,733	$66,308
Due after one year through five years	199,628	199,817
Due after five years through ten years	787	789
Mortgage-backed securities	20,234	19,988
Collateralized mortgage obligations	10,612	10,522
Equity securities	1,385	1,501
	$299,379	$298,925

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale securities:

	2006	2005	2004
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$920	$250	$1,544
Gross realized losses	(170)	(488)	(825)
Impairment losses	—	(240)	(1,018)
Net realized gains (losses)	$750	$(478)	$(299)
Income tax expense (benefit) on realized gains (losses)	$289	$(184)	$(126)

     The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $82.2 million and $10.0 million, respectively, at December 31, 2006 and 2005. As of December 31, 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies, and GSEs, in an amount greater than 10% of stockholders’ equity.

3.     LOANS RECEIVABLE

     Loans receivable, net of unearned fees, consist of the following:

	December 31,
	2006	2005
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$339,110	$381,956
Construction and land development	128,529	136,558
Commercial and industrial	35,743	61,956
Total commercial and construction loans	503,382	580,470
Retail loans:
Single-family residential	225,007	235,359
Home equity lines of credit	70,527	96,403
Other	3,467	5,173
Total retail loans	299,001	336,935
Total loans receivable, net of unearned fees	$802,383	$917,405

     The Bank’s lending activities have been concentrated primarily within its market area as well as the mid-western United States.

     At December 31, 2006 and 2005, the Company had $123,000 and $1.4 million of loans held for sale.

     At December 31, 2006 and 2005, the Company serviced $14.6 million and $16.8 million, respectively, of loans for others.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Activity in the allowance for losses on loans is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$12,939	$13,353	$10,453
Loans charged-off	(3,628)	(2,173)	(6,229)
Recoveries of loans previously charged-off	564	179	244
Net loans charged-off	(3,064)	(1,994)	(5,985)
Provision for losses on loans	1,309	1,580	8,885
Balance at end of year	$11,184	$12,939	$13,353

     Total nonperforming loans (defined as nonaccruing loans) were as follows at the dates indicated:

	December 31,
	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Impaired loans	$18,180	$15,769
Other nonaccrual loans	9,337	5,272
Total nonaccrual loans	$27,517	$21,041
Loans past due 90 days and still accruing interest	$—	$—

     Impaired loans were as follows at the dates indicated:

	December 31,
	2006	2005
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$12,343	$22,157
With no valuation reserve required	5,837	—
Total impaired loans	$18,180	$22,157
Valuation reserve relating to impaired loans	$4,541	$5,824
Average impaired loans during year	17,527	27,152
Interest income recognized during impairment	75	738
Cash-basis interest income recognized during impairment	179	108

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.     OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:

	Estimated	December 31,
	Useful Lives	2006	2005
		(Dollars in thousands)
Land	—	$3,506	$3,322
Buildings	30-40 years	16,881	16,289
Leasehold improvements	Over term of lease	1,457	1,531
Furniture and equipment	3-15 years	14,159	12,357
Construction in progress	—	1,715	468
		37,718	33,967
Less: accumulated depreciation and amortization		19,921	18,950
		$17,797	$15,017

     Depreciation expense charged to operations for each of the years ended 2006, 2005 and 2004, was $1.5 million, $1.5 million and $1.5 million, respectively.

Operating Leases

     At December 31, 2006, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2012. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

     The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2006, have initial or remaining noncancelable lease terms in excess of one year.

(Dollars in thousands)
Year Ended December 31:
2007	$469
2008	378
2009	207
2010	61
2011	60
2012	40
$1,215

     Rental expense charged to operations in 2006, 2005 and 2004, totaled $539,000, $627,000 and $675,000, respectively, including amounts paid under short-term cancelable leases.

5.     GOODWILL AND INTANGIBLE ASSETS

     As of December 31, 2006 and 2005, the Company had $1.2 million of goodwill which was acquired through the Company’s 2003 acquisition of a bank branch in Illinois. The goodwill was not impaired during either 2006 or 2005.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company also acquired core deposit intangibles in conjunction with the same bank branch acquisition. The intangible assets acquired amounted to $325,000 in cost. Amortization expense related to these intangibles totaled $65,000 for each of the years 2006, 2005 and 2004.

     Estimated amortization expense for each of the next two years is as follows:

(Dollars in thousands)
Year Ended December 31:
2007	$65
2008	49
$114

6.     DEPOSITS

     Deposits and interest rate data are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$58,547	$66,116
Interest-bearing	100,912	106,938
Money market accounts	182,153	121,667
Savings accounts	148,707	170,619
Core deposits	490,319	465,340
Certificate of deposit accounts:
One year or less	357,742	263,798
Over one to two years	29,312	61,258
Over two to three years	14,650	17,892
Over three to four years	9,749	8,791
Over four to five years	4,026	9,163
More than five years	1,297	2,393
Total time deposits	416,776	363,295
Total deposits	$907,095	$828,635
Weighted-average cost of deposits	3.23%	2.22%

     The aggregate amount of deposits in denominations of $100,000 or more was $306.3 million and $233.7 million at December 31, 2006 and 2005, respectively.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.     BORROWED MONEY

     The Company’s borrowed money included the following for the periods indicated:

	December 31, 2006
	2006		2005
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	4.75%	$23,117	3.75%	$555

Secured advances from FHLB – Indianapolis:
Maturing in 2006 — fixed rate	—	—	3.41	87,000
Maturing in 2007 — fixed rate	3.65	87,000	3.65	87,000
Maturing in 2008 — fixed rate	3.89	72,000	3.89	72,000
Maturing in 2009 — fixed rate	4.09	15,000	4.09	15,000
Maturing in 2014 — fixed-rate (1)	6.71	1,190	6.71	1,209
Maturing in 2018 — fixed-rate (1)	5.54	2,763	5.54	2,816
Maturing in 2019 — fixed-rate (1)	6.31	7,372	6.31	7,537
		185,325		272,562
Less: deferred premium on early extinguishment of debt		(6,167)		(15,791)
Net FHLB – Indianapolis advances		179,158		256,771

Total borrowed money		$202,275		$257,326
Weighted-average contractual interest rate	4.02%		3.77%
____________________

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

Required principal payments of FHLB – Indianapolis (FHLB–IN) advances are as follows:

(Dollars in thousands)
Year Ended December 31:
2007	$87,254
2008	72,271
2009	15,290
2010	311
2011	333
Thereafter	9,866
$185,325

     Pursuant to collateral agreements, FHLB–IN advances are secured by the following assets:

Description of Collateral	Amount Pledged
(Dollars in thousands)
FHLB-IN stock	$23,944
Loans secured by residential first mortgage loans	224,086
Loans secured by commercial first mortgage loans	159,964
$407,994

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company’s Repo Sweep accounts are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed money in the Company’s consolidated statements of condition. The securities underlying these repurchase agreements continue to be reflected as assets of the Company.

     During 2006, the Company repaid $87.0 million of maturing FHLB advances.

     During 2004, the Company completed a restructuring of its FHLB advances by prepaying $400.0 million of callable fixed-rate advances with an average cost of 5.92% and an average remaining term of 64.2 months. These prepaid advances were replaced with $325.0 million of new non-callable FHLB advances. These new advances included an aggregate $271.0 million of non-callable fixed-rate FHLB advances with an average cost of 3.64% and an average term of 34.3 months in a laddered portfolio with maturities ranging from 21 to 60 months.

     In conjunction with the FHLB debt restructure, the Company paid $42.0 million of prepayment penalties related to the prepaid advances and recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense during 2004. The remaining $32.2 million of prepayment penalties were deferred as an adjustment to the carrying value of the borrowings and are recognized in interest expense as an adjustment to the cost of the new borrowings over their remaining life.

     At December 31, 2006, the Company has a total of $6.2 million of deferred premium on the early extinguishment of debt remaining from the 2004 FHLB debt restructure. The increase in interest expense related to the remaining deferred premium is expected to be $4.5 million, $1.5 million and $200,000 in the years ended December 31, 2007, 2008 and 2009, respectively.

     Interest expense on borrowed money totaled $20.5 million, $25.9 million and $26.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Included in interest expense was $9.6 million, $14.4 million and $2.1 million, respectively, of amortization of the deferred premium on the early extinguishment of debt for the years ended December 31, 2006, 2005 and 2004.

     At December 31, 2006, the Company had two lines of credit with a maximum of $40.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing. At December 31, 2006 and 2005, the Company did not utilize these lines. The maximum amount borrowed during the years ended December 31, 2006 and 2005 was $9.8 million and $11.3 million, respectively, and the weighted-average rate paid was 5.26% and 3.35%.

     At December 31, 2006, the Company also had a $10.0 million revolving line of credit with a maturity date of March 31, 2007. Each borrowing under the line carries an interest rate, at the Company’s option, of either the Wall Street Journal Prime Rate minus 75 basis points or the three month London Interbank Offered Rate. The line of credit obtained by the Company is secured by all of the Bank’s common stock which is held by the Company. The Company has not borrowed any funds under this line of credit.

8.     EMPLOYEE BENEFIT PLANS

     The Company participates in an industry-wide, multi-employer, defined benefit pension plan, which covers full-time employees who have attained at least 21 years of age and completed one year of service. Benefits were frozen under this plan effective March 1, 2003. In addition, employees who would have been eligible after March 1, 2003 are not eligible to enter the plan. Although no further benefits will accrue while the freeze remains in place, the freeze does not reduce the benefits accrued to date.

     Calculations to determine full-funding status are made annually as of June 30. Pension expense for the years ended December 31, 2006, 2005 and 2004 was $1.9 million, $840,000 and $200,000, respectively. The increased pension costs are due to higher contributions the Company elected to make to its multi-employer defined benefit plan. The Company anticipates the Pension Protection Act of 2006 (the Act) signed into law in August 2006 will have an

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

impact on its future pension benefit obligations; however, the Company is unable, at this time, to quantify the impact. The Company is currently reviewing its options including withdrawing from the multi-employer defined benefit plan. Asset and plan benefit information is not available for participating associations on an individual basis.

     The Company also participates in a single-employer defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participation eligibility in this plan is substantially the same as in the aforementioned defined benefit pension plan. This 401(k) plan allows for employee contributions up to 12% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. Effective January 1, 2005, the Company’s match under this plan was no longer distributed as an addition to the employees’ contributions. The Plan was amended to allow for the Company match to be paid to eligible employees annually as shares distributed through the Company’s ESOP. Accordingly, the Company did not incur any expense under this Plan for the years ended December 31, 2006 and 2005. Plan expense for the year ended December 31, 2004 was $239,000. Effective January 1, 2007, the Company’s matching contribution will be made to the 401(k) plan directly in the form of a supplemental contribution at the end of 2007. As such, the Company estimates it will incur between $250,000 and $300,000 of expense for the year ended December 31, 2007.

     The Company provides supplemental retirement benefits for certain senior officers in the form of payments upon retirement, death, or disability. The annual benefit is based on actuarial computations of existing plans without imposing Internal Revenue Service limits. This plan was frozen in 2003 along with the Company’s pension plan. There was no expense related to this plan in 2006, 2005 and 2004.

9.     SHARE-BASED COMPENSATION

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

     During 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all then outstanding unvested stock options (Options) to purchase shares of common stock of the Company. Accordingly, all of the Options became vested as of September 30, 2005. The estimated future option expense associated with these options was $1.7 million, net of tax, and would have been required to be recorded in the Company’s income statement in future periods starting upon its adoption of SFAS 123(R) in January 2006. Since the Company accounted for these Options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) at the time of acceleration, the Company reported this compensation expense related to these Options for disclosure purposes only in 2005 and 2004. Since all of the stock options granted by the Company vested prior to January 1, 2006, the Company did not record any compensation expense related to its stock options for the year ended December 31, 2006.

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

     Also prior to the adoption of SFAS 123(R), the Company accounted for its stock option plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost was reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), pro forma net income and pro forma earnings per share for the years ended December 31, 2005 and 2004 are presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2005	2004
	(Dollars in thousands
	except per share data)
Net income (loss) (as reported)	$5,017	$(6,577)
Stock-based compensation expense determined using fair value method, net of tax (1)	2,176	678
Pro forma net income (loss)	$2,841	$(7,255)
Basic earnings (loss) per share (as reported)	$0.43	$(0.57)
Pro forma basic earnings (loss) per share	0.24	(0.63)
Diluted earnings (loss) per share (as reported)	0.42	(0.57)
Pro forma diluted earnings (loss) per share	0.24	(0.63)
____________________

(1)	A Black-Scholes option pricing model was used to determine the fair values of the options granted.

Stock Options

     The Company has stock option plans under which shares of Company common stock are reserved for the grant of both incentive and non-qualified stock options to directors, officers and employees. The dates the stock options are first exercisable and expire are determined by the Compensation Committee of the Company’s Board of Directors at the time of the grant. The exercise price of the stock options is equal to the fair market value of the common stock on the grant date. All of the Company’s options were fully vested as of December 31, 2005.

     The Company did not grant any options during 2006. On July 25, 2005, the Company granted stock options under its 1998 and 2003 Stock Option Plans to directors, officers and employees of the Company. The number of stock options granted in 2005 totaled 234,945 shares, all of which have an exercise price equal to the fair market value of the Company’s common stock on the day of grant of $13.48. The stock options originally were to vest ratably over five years. Subsequently, on September 30, 2005, the Company accelerated the vesting of all of its stock options. Accordingly, 622,705 stock options which would have otherwise vested from time to time over the next five years became immediately exercisable as a result of the accelerated vesting. The remaining terms for each of the stock options granted remain the same. Based on the Company’s closing stock price of $13.40 per share on the date of accelerated vesting, 95% of the total accelerated stock options had exercise prices above the closing market price at the time of acceleration. All of the accelerated stock options have exercise prices between $10.38 and $14.76 per share, with a total weighted average exercise price per share of $13.82 per share.

     The fair value of the stock options granted in 2005 and 2004 was estimated using the Black-Scholes option value model with the following assumptions:

	2005	2004
Dividend yield	3.6%	3.3%
Expected volatility	25.9	27.4
Risk-free interest	4.1	3.9
Original expected life	6 years	6 years

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table presents the activity related to options under the Company’s stock option plans for the years ended 2006, 2005 and 2004. The numbers of shares presented are in thousands.

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,823	$11.78	1,765	$11.57	1,814	$11.02
Granted	—	—	235	13.48	223	14.64
Exercised	(321)	10.29	(144)	10.28	(246)	9.49
Forfeited	(6)	13.48	(33)	13.67	(26)	14.13
Outstanding at end of year	1,496	$12.09	1,823	$11.78	1,765	$11.57

     At December 31, 2006, there were 34,450 shares available for future grants under the Company’s stock option plans. There were no stock options granted during 2006. The fair value of stock options granted during 2005 and 2004 was $2.81 and $3.27 per share, respectively.

     Options outstanding and exercisable at December 31, 2006 are presented in the table below. The number of shares are in thousands.

	As of December 31, 2006
	Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices:	Number	Life	Price
$8.19 — $8.99	98	3.3	$8.48
$10.00 — $10.99	453	2.3	10.00
$11.00 — $11.99	180	4.3	11.25
$13.00 — $13.99	490	7.1	13.68
$14.00 — $14.76	275	6.9	14.56
Outstanding	1,496	5.0	12.09

     At December 31, 2006, the aggregate intrinsic value of options outstanding totaled $3.8 million. This value represents the difference between the Company’s closing stock price on the last day of trading for 2006 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on December 31, 2006.

     The aggregate intrinsic value of options exercised at the time of exercise during the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $514,000 and $1.2 million, respectively. Cash received from option exercises during the years ended December 31, 2006, 2005 and 2004 totaled $3.3 million, $1.5 million and $2.3 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $463,000, $179,000 and $233,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

an aggregate of 707,000 shares under this plan to 92 participants. On April 1, 2003, the Compensation Committee made an additional grant of an aggregate of 21,000 shares to five participants. On April 1, 2004, the remaining 1,050 shares were granted to two participants.

     The shares granted in the RRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of the date of grant. The remaining unamortized cost of the RRP is reflected as a reduction in additional paid-in capital. At December 31, 2006, the remaining unamortized cost of the RRP totaled $98,000. The cost is expected to be recognized over a period of 1.5 years. The total grant date fair value of shares vested during 2006, 2005 and 2004 was $48,000, $48,000 and $414,000, respectively.

The following table presents the activity for the RRP during 2006.

	Number of	Weighted-Average
	Shares	Grant Date Fair Value
Unvested at December 31, 2005	10,620	$13.83
Granted	—	—
Vested	(3,505)	13.83
Forfeited	—	—
Unvested as of December 31, 2006	7,115	13.84

Employee Stock Ownership Plan

     In 1998, the Company established an internally leveraged ESOP for the employees of the Company and the Bank. The ESOP is a qualified benefit plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. Upon formation, the ESOP borrowed $14.3 million from the Company and purchased 1,428,300 shares of common stock. Compensation expense related to the Company’s ESOP was $1.4 million, $1.3 million and $1.7 million, respectively, for the years ended December 31, 2006, 2005 and 2004. The Bank made contributions to the ESOP plan in order to pay down the outstanding loan totaling $1.4 million during 2006 and $1.3 million during 2005 and 2004.

     Effective January 1, 2005, the ESOP plan was amended to allow for the distribution of the Company’s 401(k) match to be made by distributing shares from the ESOP to the employees. This annual distribution for 2006 and 2005 was made in conjunction with the annual allocations of the ESOP. Effective January 1, 2007, the Company elected to amend the ESOP plan to remove the Company match for the 401(k) plan from the ESOP. All future matching contributions will be made directly to the 401(k) plan.

     During March 2007, the Company renegotiated the terms of the loan to the ESOP with the plan’s trustee which reduced the interest rate from 8.50% to 4.64% and extended the term of the loan by an additional eight years from 2009 to 2017. The Company anticipates the restructured loan will reduce its annual compensation expense by approximately $1.1 million for the year ended December 31, 2007. The loan modification reduces the average ESOP benefit from approximately 15.0% of eligible compensation to approximately 4.1% which was also established as the average minimum benefit level through the end of the new loan term. The modification also includes event protection if the ESOP is terminated before the new maturity date of the loan due to merger, sale or otherwise. In the event the ESOP is terminated due to one of these events, the unallocated stock will be distributed to the Plan participants instead of being applied to the repayment of the ESOP loan.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table summarizes shares of Company common stock held by the ESOP:

	December 31,
	2006	2005
	(Dollars in thousands)
Shares allocated to participants	822,382	736,982
Unallocated and unearned shares	356,429	476,188
	1,178,811	1,213,170
Fair value of unearned ESOP shares	$5,222	$6,809

     The Company also provides supplemental retirement benefits for certain senior officers under the ESOP. This benefit is also based on computations for the existing plan exclusive of Internal Revenue Service limits. Compensation expense related to this supplemental plan for the years ended December 31, 2006, 2005 and 2004, was $31,000, $22,000 and $47,000, respectively.

10.     INCOME TAXES

     The income tax provision consists of the following:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$685	$1,283	$(6,066)
State	263	204	—
Deferred tax expense (benefit):
Federal	(88)	(190)	114
State	(242)	(121)	(1,252)
	$618	$1,176	$(7,204)

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2006	2005	2004
Statutory rate	35.0%	35.0%	(35.0)%
State taxes	0.2	0.9	(5.9)
Bank-owned life insurance	(9.4)	(8.6)	(3.7)
Low-income housing tax credits	(5.6)	(8.2)	(3.1)
Reversal of allocated tax reserves	(8.8)	—	—
Other	(1.0)	(0.1)	(4.6)
Effective rate	10.4%	19.0%	(52.3)%

     The decrease in the Company’s effective tax rate for 2006 was primarily a result of the recognition of tax benefits relating to certain tax positions taken on the Company’s prior year tax returns that had not been recognized for financial reporting purposes. During 2006, tax liabilities established for these tax uncertainties were no longer required primarily as a result of favorable outcomes during the fourth quarter of 2006 in tax audits of other entities that had taken similar tax positions.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for losses on loans	$4,335	$5,051
Deferred compensation	819	645
Deferred loan fees	773	962
Net operating loss carryforwards	1,378	4,766
Alternative minimum tax carryforwards	1,583	735
General business tax credit carryforwards	1,650	1,315
Other	153	684
	10,691	14,158
Deferred tax liabilities:
Unamortized deferred premium on early extinguishment of debt	2,378	6,131
FHLB stock dividends	1,063	1,263
Other	487	331
	3,928	7,725
Net deferred tax asset	6,763	6,433
Tax effect of adjustment related to unrealized depreciation on available-for-sale securities	156	903
Net deferred tax assets including adjustments	$6,919	$7,336

     Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation reserve has been recorded at December 31, 2006 or 2005.

     Prior to 1988, the Bank qualified as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts, which differed from the provision for such losses charged to income. Retained earnings at December 31, 2006 and 2005 included approximately $12.5 million, for which no provision for income taxes has been made. If in the future this portion of retained earnings is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable rates. The unrecorded deferred tax liability at December 31, 2006 and 2005 would have been approximately $4.9 million.

     At December 31, 2006, the Company had federal and state net operating losses of $716,000 and $17.4 million, respectively, which are being carried forward to reduce future taxable income. The carryforwards expire between 2016 and 2024. At December 31, 2006, the Company had $1.7 million of general business tax credit carryforwards available to reduce future tax liabilities. The carryforwards expire between 2022 and 2026.

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

12.     STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     During 2006, the Company completed its 1,200,000 share repurchase plan announced in March 2003 by repurchasing 655,982 shares remaining under this plan at an average price of $14.65. In June 2006, the Company announced a new share repurchase plan for an additional 600,000 shares. The Company plans to use existing funds

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

to finance the repurchases. Total shares available for repurchase under this plan are 188,283 at December 31, 2006. During February 2007, the Company announced that its Board of Directors approved a new share repurchase plan for an additional 600,000 shares.

     The following table presents information with respect to the Company’s 2006 and 2003 share repurchase plans.

	2006 Repurchase Plan			2003 Repurchase Plan
	Shares	Cost of	Average	Shares	Cost of	Average
	Repurchased	Shares	Cost	Repurchased	Shares	Cost
	in Period	Repurchased	per Share	in Period	Repurchased	per Share
	(Dollars in thousands)
Years ended:
2004	—	$—	$—	19,844	$269	$13.56
2005	—	—	—	524,174	7,253	13.84
2006	411,717	6,119	14.86	655,982	9,611	14.65
Plan to date	411,717	$6,119	14.86	1,200,000	$17,133	14.28

     OTS regulations impose limitations upon all capital distributions by a savings institution if the institution would not be “well-capitalized” after the distributions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire its own stock, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations provide that an institution must submit an application to the OTS to receive approval of the capital distributions if the institution (i) is not eligible for expedited treatment; or (ii) for which its total amount of capital distributions for the applicable calendar year exceeds its net income for that year to date plus its retained income for the preceding two years; or (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the institution would be required to provide a written notice to the OTS prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS. During May 2006, the Bank requested approval from the OTS to pay dividends to the Company in the amount of $15.0 million to be paid on a quarterly basis through January 2007. During 2006, the Bank paid $13.1 million in dividends to the Company.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below of the total risk-based, tangible, and core capital, as defined in the regulations. As of December 31, 2006, the Bank met all capital adequacy requirements to which it is subject.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     As of December 31, 2006, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, tangible, and core ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution’s category. At December 31, 2006, the Bank’s adjusted total assets were $1.3 billion and its risk-weighted assets were $941.6 million.

						To Be Well-Capitalized
			For Capital Adequacy			Under Prompt Corrective
	Actual		Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
			(Dollars in thousands)
As of December 31, 2006:
Risk-based	$132,762	14.10%	$75,332	>	8.00%	$94,165	>	10.00%
Tangible	121,599	9.71	18,780	>	1.50	25,040	>	2.00
Core	121,599	9.71	50,080	>	4.00	62,600	>	5.00
As of December 31, 2005:
Risk-based	$140,102	13.63%	$82,244	>	8.00%	$102,806	>	10.00%
Tangible	128,884	10.38	18,624	>	1.50	24,832	>	2.00
Core	128,884	10.38	49,665	>	4.00	62,080	>	5.00

13.     COMMITMENTS

	December 31,
	2006	2005
	(Dollars in thousands)
Type of commitment
To originate retail loans:
Fixed rates ( 5.625% – 9.00% in 2006 and 5.38% – 13.25% in 2005)	$4,807	$7,800
Variable rates	2,402	1,635
To originate commercial real estate loans:
Fixed rates (6.30% – 8.77% in 2006 and 6.30% – 7.00% in 2005)	8,743	2,109
Variable rates	11,568	16,800
To originate commercial and industrial loans:
Fixed rates (4.80% – 8.25% in 2006 and 7.00% in 2005)	6,640	5
Variable rates	8,823	861
To purchase loans secured by commercial real estate:
Variable rates	18,000	2,500
Unused lines of credit and construction loans	141,815	154,570
Letters of credit:
Secured by cash	568	255
Real estate	11,777	7,457
Business assets	195	445
Unsecured	—	9
Other – Credit enhancements	42,465	48,017

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. All commitments to extend credit or to purchase loans expire within the following year. Letters of credit expire at various times through 2014.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company also has commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act. These commitments include $2.1 million to be funded over eight years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above. See additional disclosures in Note 14.

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

     The letters of credit and credit enhancements provided by the Company are considered financial guarantees under FASB Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and were carried at a fair value of $407,000 in the aggregate as of December 31, 2006.

14.     VARIABLE INTEREST ENTITIES

     The Company has investments in nine low-income housing tax credit limited partnerships and one limited liability partnership for the development of shopping centers, for-sale housing, and the restoration of historic properties in low and moderate income areas. Although these partnerships generate operating losses, the Company realizes a return on its investment through reductions in income tax expense that result from tax credits and the deductibility of the entities’ operating losses. These investments were acquired at various times between 1996 and 2004 and are accounted for under the equity method. These entities are considered variable interest entities in accordance with FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). Since the Company is not considered the primary beneficiary of these entities, it is not required to consolidate these investments. The Company’s exposure is limited to its current recorded investment of $1.5 million plus $2.1 million that the Company is obligated to pay over the next eight years but has not yet funded.

15.     FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The carrying amounts and fair values of financial instruments consist of the following:

	December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$67,167	$67,167	$24,177	$24,177
Securities, available-for-sale	298,925	298,925	218,550	218,550
Federal Home Loan Bank stock	23,944	23,944	28,252	28,252
Loans receivable, net of allowance for losses on loans	791,199	784,192	904,466	902,175
Interest receivable	7,523	7,523	6,142	6,142
Total financial assets	$1,188,758	$1,181,751	$1,181,587	$1,179,296
Financial Liabilities
Deposits	$907,095	$906,148	$828,635	$828,728
Borrowed money	202,275	200,441	257,326	269,710
Interest payable	749	749	739	739
Total financial liabilities	$1,110,119	$1,107,338	$1,086,700	$1,099,177

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

16.     EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands except per share data)
Net income (loss)	$5,340	$5,017	$(6,577)
Weighted-average common shares outstanding	11,045,857	11,728,073	11,599,996
Weighted-average common share equivalents (1)	348,006	236,941	297,498
Weighted-average common shares and common share equivalents
outstanding	11,393,863	11,965,014	11,897,494
Basic earnings (loss) per share	$0.48	$0.43	$(0.57)
Diluted earnings (loss) per share	0.47	0.42	(0.57)
____________________

(1)	Assumes exercise of dilutive stock options, a portion of the unearned awards under the RRP and treasury shares held in Rabbi Trust accounts.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     For the years ended December 31, 2006, 2005 and 2004, the Company had 114,000, 231,750 and 546,700 anti-dilutive options, respectively. The anti-dilutive options were not included in the above earnings per share calculations.

17.     OTHER COMPREHENSIVE INCOME

     The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$2,744	$(2,274)	$(2,309)
Related tax (expense) benefit	(1,035)	856	806
Net	1,709	(1,418)	(1,503)
Less: reclassification adjustment for net gains realized during the period:
Realized net gains (losses)	750	(478)	(299)
Related tax (expense) benefit	(289)	184	126
Net	461	(294)	(173)
Total other comprehensive income (loss)	$1,248	$(1,124)	$(1,330)

18.     LEGAL PROCEEDINGS

     The Bank’s suit filed against the U.S. government in 1993, which was denominated as Citizens Financial Services, FSB v. United States, went to trial in June 2004 in the U.S. Court of Claims. The Bank previously had been granted summary judgment on its breach of contract claim, leaving for trial the issue of damages. The trial concluded in early July 2004. On March 7, 2005, the Court of Claims entered judgment in favor of the Government holding that the Bank was not entitled to recover any damages. The Court of Claims also ruled that the Government is entitled to recover certain minimal costs from the Bank with respect to one claim that the Bank had voluntarily dismissed during the proceeding. The Government has indicated that these costs are less than $5,000. The Company filed an appeal on May 17, 2005, in the case of Citizens Financial Services, FSB v. United States (Case No. 05-5116) in the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on March 6, 2006. The Bank’s appeal was denied on March 10, 2006 and on April 24, 2006, the Bank filed a petition for re-hearing of its appeal. The petition was denied on May 17, 2006. On August 16, 2006, the Bank filed a petition for writ of certiorari with the United States Supreme Court, Citizens Financial Services, FSB, fka Citizens Federal Savings and Loan Association, Petitioner v. United States (Docket No. 06-231) which was denied November 27, 2006. The Bank’s cost, including attorneys’ fees, expert witness fees, and related expenses of the litigation was approximately $10,000, $171,000 and $1.4 million in 2006, 2005 and 2004, respectively. No additional expenses relating to this litigation are anticipated.

     The case of Betty and Raymond Crenshaw v. CFS Bancorp, et al. was filed in the United States District Court for the Northern District of Indiana sitting in Hammond, Indiana on December 6, 2005 under Cause No. 2:05 CV 440. The lawsuit names the Company, a police officer who was purportedly acting as the Bank’s security guard, along with three other police officers and the City of East Chicago as defendants. The lawsuit was brought in connection with an incident that occurred at a Bank branch on February 6, 2004. The complaint seeks compensation for alleged personal injuries, violations of civil rights, battery, false arrest, intentional infliction of emotional distress and loss of consortium. The plaintiffs also seek punitive damages and attorneys’ fees in this cause of action. The Company’s defense in this matter has been tendered to and accepted by the Company’s insurance carrier. An appearance has been filed on behalf of the Company by trial counsel retained by the Company’s insurance carrier. The case remained in the discovery phase throughout 2006. In the event that judgment is entered for the plaintiff, insurance would not be available to indemnify the Company for punitive damages should they be assessed. The

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

total potential exposure to the Company is not quantifiable at this stage of the proceedings insofar as the amount of damages being sought was not specifically set forth in the complaint and no other demand has been made by the plaintiff to the Company.

     Other than the above-referenced matters, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

19.     CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The following tables represent the condensed statement of financial condition as of December 31, 2006 and 2005 and condensed statement of income and cash flows for the three years ended December 31, 2006 for CFS Bancorp, Inc., the parent company.

Condensed Statements of Condition
(Parent Company Only)

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$5,364	$6,958
Securities available-for-sale	180	305
Investment in subsidiary	124,160	129,349
Loan receivable from ESOP	4,813	6,177
Other assets	389	1,201
Total assets	$134,906	$143,990
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued taxes and other liabilities	$3,100	$1,623
Total stockholders’ equity	131,806	142,367
Total liabilities and stockholders’ equity	$134,906	$143,990

Condensed Statements of Income
(Parent Company Only)
	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Dividends from subsidiary	$13,134	$3,366	$2,941
Interest income	490	639	1,019
Net realized gains (losses) on the sale available-for-sale investment securities	878	(32)	(1,038)
Non-interest expense	(728)	(993)	(1,276)
Net income before income taxes and equity in earnings (loss) of subsidiary	13,774	2,980	1,646
Income tax benefit (expense)	(244)	152	528
Net income before equity in undistributed earnings (loss) of subsidiary	13,530	3,132	2,174
Equity in undistributed earnings (loss) of subsidiary	(8,190)	1,885	(8,751)
Net income (loss)	$5,340	$5,017	$(6,577)

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Cash Flows
(Parent Company Only)
	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Operating activities:
Net income (loss)	$5,340	$5,017	$(6,577)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net accretion of premiums/discounts	—	—	(3)
Impairment of securities	—	32	1,018
Equity in undistributed (earnings) loss of the Bank	8,190	(1,885)	8,751
Net (gains) losses on the sale of available-for-sale investment
securities	(878)	—	20
Decrease in interest receivable	—	—	32
Decrease (increase) in other assets	812	1,663	(631)
Increase in other liabilities	667	424	106
Net cash provided by operating activities	14,131	5,251	2,716
Investing activities:
Proceeds from paydowns and sales of securities	963	81	6,415
Net loan originations and principal payment on loans	1,364	1,252	3,572
Net cash provided by investing activities	2,327	1,333	9,987
Financing activities:
Purchase of treasury stock	(15,730)	(7,253)	(869)
Net purchase of Rabbi Trust shares	(18)	—	—
Proceeds from exercise of stock options	3,300	1,484	2,345
Dividends paid on common stock	(5,604)	(5,783)	(4,847)
Net cash used by financing activities	(18,052)	(11,552)	(3,371)
(Decrease) increase in cash and cash equivalents	(1,594)	(4,968)	9,332
Cash and cash equivalents at beginning of year	6,958	11,926	2,594
Cash and cash equivalents at end of year	$5,364	$6,958	$11,926

20.     QUARTERLY FINANCIAL DATA (UNAUDITED)

      The following table reflects summarized quarterly data for the periods presented (unaudited):

		Net		Earnings
	Interest	Interest	Net	per Share
	Income	Income	Income	Basic	Diluted
	(Dollars in thousands, except per share data)
2006
First quarter	$17,957	$8,236	$1,309	$0.12	$0.11
Second quarter	18,962	8,732	1,621	0.15	0.14
Third quarter	18,905	7,853	780	0.07	0.07
Fourth quarter	19,723	8,082	1,630	0.15	0.15
2005
First quarter	$16,663	$6,054	$266	$0.02	$0.02
Second quarter	17,342	7,200	1,012	0.09	0.08
Third quarter	17,208	7,913	1,887	0.16	0.16
Fourth quarter	18,251	8,694	1,852	0.16	0.16

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2006 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

     The Company’s management assessed its internal control over financial reporting as of December 31, 2006, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2006, the Company’s internal controls over financial reporting is effective.

     The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2006 has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. The report appears below.

/s/ THOMAS F. PRISBY	/s/ CHARLES V. COLE
THOMAS F. PRISBY	CHARLES V. COLE
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
CFS Bancorp, Inc.
Munster, Indiana

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CFS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that CFS Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, CFS Bancorp Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CFS Bancorp, Inc. and our report dated March 12, 2007 expressed an unqualified opinion thereon.

Indianapolis, Indiana
March 12, 2007

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required herein is incorporated by reference from the sections of the Registrant’s Proxy Statement which is expected to be filed on or about March 23, 2007 (Proxy Statement) titled Election of Directors, Information Concerning Continuing Directors and Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance and Report of the Audit Committee. Information related to the Company’s Code of Conduct and Ethics is incorporated by reference from the Proxy Statement under the heading Code of Conduct and Ethics.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the sections of the Registrant’s Proxy Statement titled Executive Compensation, Director Compensation and Report of the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required herein by Item 403 of Regulation S-K is incorporated by reference from the section of the Registrant’s Proxy Statement titled Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management.

     Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2006.

Number of Shares
	Number of Shares to Be		Remaining Available
	Issued Upon the		for Future Issuance
	Exercise of Outstanding	Weighted-Average	(Excluding Shares
	Options, Warrants and	Exercise Price of	Reflected in the
Plan Category	Rights	Outstanding Options	First Column)
Equity Compensation Plans Approved by Security
Holders	1,495,951	$12.09	34,450
Equity Compensation Plans Not Approved by Security
Holders	—	—	—
Total	1,495,951	$12.09	34,450

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information required herein is incorporated by reference from the sections of the Registrant’s Proxy Statement titled Director Independence and Transactions with Certain Related Persons.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required herein is incorporated by reference from the section of the Registrant’s Proxy Statement titled Fees Paid to the Independent Registered Public Accounting Firm.

PART IV.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Documents filed as part of this Report:

     (1) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (2)(a) The following exhibits are filed with the SEC as part of this Form 10-K, and this list includes the Exhibit Index.

3.1	Certificate of Incorporation of CFS Bancorp, Inc. (1)

3.2	Bylaws of CFS Bancorp, Inc. (1)

4.0	Form of Stock Certificate of CFS Bancorp, Inc.

10.1	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (2)

10.2	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (2)

10.3	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (3)

10.4	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (3)

10.5	CFS Bancorp, Inc. 2003 Stock Option Plan (4)

10.6	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (2)

10.7	Employment Agreement entered into between Citizens Financial Bank and Thomas L. Darovic (2)

10.8	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (2)

10.9	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic (2)

10.10	Employment Agreement entered into between Citizens Financial Services, FSB and Zoran Koricanac (5)

10.11	Employment Agreement entered into between CFS Bancorp, Inc. and Zoran Koricanac (5)

10.12	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (5)

10.13	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (5)

23.0	Consent of Crowe Chizek and Company LLC

23.1	Consent of BKD, LLP

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.0	Section 1350 Certifications
___________________
(1)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Stockholders filed on March 25, 2005.

(2)	Incorporated by Reference from the Company’s Form 8-K filed on July 7, 2006.

(3)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 23, 2001.

(4)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed on March 31, 2003.

(5)	Incorporated by Reference from the Company’s annual report on Form 10-K for the year ended December 31, 2004.

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

Name	Title	Date
/s/ THOMAS F. PRISBY	Chairman of the Board and Chief Executive Officer
THOMAS F. PRISBY	(principal executive officer)	March 14, 2007

/s/ CHARLES V. COLE	Executive Vice President and Chief Financial Officer
CHARLES V. COLE	(principal financial and accounting officer)	March 14, 2007

/s/ GREGORY W. BLAINE	Director	March 14, 2007
GREGORY W. BLAINE

/s/ GENE DIAMOND	Director	March 14, 2007
GENE DIAMOND

/s/ FRANK D. LESTER	Director	March 14, 2007
FRANK D. LESTER

/s/ JOYCE M. SIMON	Director	March 14, 2007
JOYCE M. SIMON

/s/ ROBERT R. ROSS	Director	March 14, 2007
ROBERT R. ROSS