Form 10-Q
period 2007-05-10
CFS BANCORP INC
filed 2007-05-10
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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

The Registrant had 10,975,051 shares of Common Stock issued and outstanding as of April 30, 2007.

CFS BANCORP, INC.

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

ASSETS	March 31, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands)
Cash and amounts due from depository institutions	$14,963	$33,194
Interest-bearing deposits	20,111	20,607
Federal funds sold	9,141	13,366
Cash and cash equivalents	44,215	67,167
Securities available-for-sale, at fair value	301,248	298,925
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	804,242	802,383
Allowance for losses on loans	(11,400)	(11,184)
Net loans	792,842	791,199
Interest receivable	7,350	7,523
Other real estate owned	679	321
Office properties and equipment	18,776	17,797
Investment in bank-owned life insurance	36,281	35,876
Other assets	10,793	10,339
Goodwill and intangible assets	1,282	1,299
Total assets	$1,237,410	$1,254,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$894,421	$907,095
Borrowed money	198,019	202,275
Advance payments by borrowers for taxes and insurance	5,149	4,194
Other liabilities	9,408	9,020
Total liabilities	1,106,997	1,122,584
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	-	-
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,979,948 and 11,134,331 shares outstanding	234	234
Additional paid-in capital	190,931	190,825
Retained earnings	94,608	94,344
Treasury stock, at cost; 12,318,733 and 12,164,754 shares	(150,672)	(148,108)
Treasury stock held in Rabbi Trust, at cost; 124,625 and 124,221 shares	(1,634)	(1,627)
Unallocated common stock held by Employee Stock Ownership Plan	(3,360)	(3,564)
Accumulated other comprehensive income (loss), net of tax	306	(298)
Total stockholders’ equity	130,413	131,806
Total liabilities and stockholders’ equity	$1,237,410	$1,254,390

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$14,052	$14,903
Securities	3,523	2,491
Other	1,076	563
Total interest income	18,651	17,957
Interest expense:
Deposits	6,694	4,548
Borrowed money	3,433	5,173
Total interest expense	10,127	9,721
Net interest income	8,524	8,236
Provision for losses on loans	187	385
Net interest income after provision for losses on loans	8,337	7,851
Non-interest income:
Service charges and other fees	1,569	1,602
Card-based fees	341	318
Commission income	31	62
Security gains (losses), net	11	(127)
Other asset gains, net	11	1
Income from bank-owned life insurance	405	392
Other income	241	189
Total non-interest income	2,609	2,437
Non-interest expense:
Compensation and employee benefits	5,255	5,023
Net occupancy expense	753	662
Professional fees	570	351
Data processing	563	673
Furniture and equipment expense	534	427
Marketing	211	198
Amortization of core deposit intangibles	16	16
Other general and administrative expenses	1,365	1,377
Total non-interest expense	9,267	8,727
Income before income taxes	1,679	1,561
Income tax expense	366	252
Net income	$1,313	$1,309
Per share data:
Basic earnings per share	$0.12	$0.12
Diluted earnings per share	0.12	0.11
Cash dividends declared per share	0.12	0.12
Weighted-average shares outstanding	10,726,506	11,381,317
Weighted-average diluted shares outstanding	11,036,978	11,749,377

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP	Unearned Common Stock Acquired By RRP	Accumulated Other Compre-hensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2006	$234	$190,402	$94,379	$(136,229)	$(4,762)	$(111)	$(1,546)	$142,367
Net income	-	-	1,309	-	-	-	-	1,309
Comprehensive loss: Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax							(669)	(669)
Total comprehensive income								640
Purchase of treasury stock	-	-	-	(3,788)	-	-	-	(3,788)
Cumulative effect of change in accounting for Rabbi Trust shares	-	-	(92)	(1,609)	-	-	-	(1,701)
Net purchases of Rabbi Trust shares	-	-	-	(7)	-	-	-	(7)
Shares earned under ESOP	-	138	-	-	300	-	-	438
Reclassification of unearned compensation to APIC upon the adoption of SFAS 123(R)	-	(111)	-	-	-	111	-	-
Exercise of stock options	-	(214)	-	1,900	-	-	-	1,686
Tax benefit related to stock options exercised	-	200	-	-	-	-	-	200
Dividends declared on common stock ($0.12 per share)	-	-	(1,370)	-	-	-	-	(1,370)
Balance at March 31, 2006	$234	$190,415	$94,226	$(139,733)	$(4,462)	$-	$(2,215)	$138,465

Balance at January 1, 2007	$234	$190,825	$94,344	$(149,735)	$(3,564)	$-	$(298)	$131,806
Net income	-	-	1,313	-	-	-	-	1,313
Comprehensive income: Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax							604	604
Total comprehensive income								1,917
Purchase of treasury stock	-	-	-	(3,898)	-	-	-	(3,898)
Net purchases of Rabbi Trust shares	-	-	-	(7)	-	-	-	(7)
Shares earned under ESOP	-	111	-	-	204	-	-	315
Cumulative effect of change in accounting principle upon the adoption of FIN 48	-	-	240	-	-	-	-	240
Exercise of stock options	-	(176)	-	1,334	-	-	-	1,158
Tax benefit related to stock options exercised	-	171	-	-	-	-	-	171
Dividends declared on common stock ($0.12 per share)	-	-	(1,289)	-	-	-	-	(1,289)
Balance at March 31, 2007	$234	$190,931	$94,608	$(152,306)	$(3,360)	$-	$306	$130,413

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,313	$1,309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	187	385
Depreciation and amortization	420	366
Premium amortization on the early extinguishment of debt	1,352	2,568
Net premium amortization on securities available-for-sale	(152)	(40)
Deferred income tax expense (benefit)	515	(76)
Amortization of cost of stock benefit plans	315	438
Proceeds from sale of loans held-for-sale	2,371	1,875
Origination of loans held-for-sale	(2,416)	(2,072)
Net realized (gains) losses on sale of securities available-for-sale	(11)	127
Net realized gains on sale of other assets	(22)	(1)
Net increase in cash surrender value of bank-owned life insurance	(405)	(392)
Increase in other assets	(1,750)	(2,014)
Increase in other liabilities	1,586	111
Net cash provided by operating activities	3,303	2,584
INVESTING ACTIVITIES
Securities:
Proceeds from sales	2,366	21,067
Proceeds from maturities and paydowns	29,370	4,485
Purchases	(32,927)	(75,265)
Net loan fundings and principal payments received	(2,579)	39,512
Proceeds from sales of loans and loan participations	21	(261)
Proceeds from sale of real estate owned	171	-
Purchases of property and equipment	(1,383)	(573)
Disposal of property and equipment	11	32
Net cash used for investing activities	(4,950)	(11,003)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	1,158	1,686
Tax benefit from exercises of nonqualified stock options	171	200
Dividends paid on common stock	(1,356)	(1,443)
Purchase of treasury stock	(3,898)	(3,788)
Net purchase of Rabbi Trust shares	(7)	(7)
Net (decrease) increase in deposit accounts	(12,720)	18,116
Net increase (decrease) in advance payments by borrowers for taxes and insurance	955	(1,325)
(Decrease) increase in short term borrowings	(5,569)	5,370
Repayments of Federal Home Loan Bank debt	(39)	(36)
Net cash flows (used in) provided by financing activities	(21,305)	18,773
Increase (decrease) in cash and cash equivalents	(22,952)	10,354
Cash and cash equivalents at beginning of period	67,167	24,177
Cash and cash equivalents at end of period	$44,215	$34,531
Supplemental disclosures:
Loans transferred to real estate owned	$545	$53
Cash paid for interest on deposits	6,782	4,584
Cash paid for interest on borrowings	3,437	5,173
Cash paid for taxes	-	150

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of March 31, 2007 and for the three months ended March 31, 2007 and March 31, 2006 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods. The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007. The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles. The March 31, 2007 condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The condensed consolidated statement of condition of the Company as of December 31, 2006 has been derived from the audited consolidated statement of condition as of that date.

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

Since all of the stock options that have been granted by the Company vested prior to January 1, 2006, the Company did not record any compensation expense related to its stock options for the three months ended March 31, 2007 and 2006.

Prior to the adoption of SFAS 123(R), unearned compensation related to the Company’s RRP was classified as a separate component of stockholders’ equity. In accordance with the provisions of SFAS 123(R), on January 1, 2006, the remaining balance of the Company’s unearned common stock related to the RRP was reclassified to additional paid-in capital on the Company’s statement of financial condition.

Stock Options

The Company has stock option plans under which shares of Company common stock are reserved for the grant of both incentive and non-qualified stock options to directors, officers and employees. The dates the stock options are first exercisable and expire are determined by the Compensation Committee of the Company’s Board of Directors at the time of the grant. The exercise price of the stock options is equal to the fair market value of the common stock on the grant date. All of the Company’s options are fully vested. The Company did not grant any options during the three months ended March 31, 2007 and 2006.

The following table presents the activity related to options under the Company’s stock option plans for the three months ended March 31, 2007. The number of shares presented is in thousands.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2007	1,496	$12.09
Granted	-	-
Exercised	(110)	10.56
Forfeited	-	-
Options outstanding at March 31, 2007	1,386	12.21
Options exercisable at March 31, 2007	1,386

For stock options outstanding at March 31, 2007, the range of exercise prices was $8.19 to $14.76 and the weighted-average remaining contractual term was 4.8 years.

At March 31, 2007, the aggregate intrinsic value of options outstanding totaled $3.8 million. This value represents the difference between the Company’s closing stock price on the last day of trading for the three months ended March 31, 2007 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on March 31, 2007.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $462,000 and $610,000, respectively. The exercise of options during the three months ended March 31, 2007 and 2006 resulted in cash receipts of $1.2 million and $1.7 million and a tax benefit of $171,000 and $200,000, respectively.

The Company reissues treasury shares to satisfy option exercises.

Recognition and Retention Plan

In February 1999, the Company, with shareholder approval, established the RRP, which is a stock-based incentive plan, and a stock option plan. The Bank contributed $7.5 million to the RRP to purchase an aggregate total of 714,150 shares of Company common stock. At January 1, 2006, there were no shares available to be granted under this plan.

The shares granted in the RRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of the date of grant. The remaining unamortized cost of the RRP is reflected as a reduction in stockholders’ equity. As of March 31, 2007, the remaining unamortized cost of the RRP totaled $98,000. The majority of the cost is expected to be recognized over the next twelve months.

The following table presents the activity for the RRP for the three months ended March 31, 2007.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	7,115	$11.78
Granted	-	-
Vested	-	-
Forfeited	-	-
Unvested as of March 31, 2007	7,115	$11.78

3. Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$979	$(1,197)
Related tax (expense) benefit	(368)	450
Net	611	(747)
Less: reclassification adjustment for net gains realized during the period:
Realized net gains (losses)	11	(127)
Related tax (expense) benefit	(4)	49
Net	7	(78)
Total other comprehensive income (loss)	$604	$(669)

4. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Net income	$1,313	$1,309

Weighted average common shares outstanding	10,726,506	11,381,317
Common share equivalents (1)	310,472	368,060
Weighted average common shares and common share equivalents outstanding	11,036,978	11,749,377

Basic earnings per share	$0.12	$0.12
Diluted earnings per share	0.12	0.11

(1)	Assumes exercise of dilutive stock options, a portion of the unearned awards under the RRP and treasury shares held in Rabbi Trust accounts.

For the three months ended March 31, 2007 and 2006, the Company had 20,000 and 220,000, respectively, anti-dilutive options which were not included in the above earnings per share calculations.

5. Change in Accounting Principle

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation of FIN 48, no material reserves for uncertain income tax positions have been recorded, however, the Company reduced its reserves for certain tax positions by $240,000.  This reduction was recorded as a cumulative adjustment to equity.

The Company files income tax returns in the U.S. federal, Indiana, and Illinois jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

The Company’s policy for recording interest and penalties associated with audits is to record these items as a component of income tax expense in the consolidated statement of income. For the first quarter of 2007, the Company did not record any expense associated with interest or penalties.

6. Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether an instrument is carried at fair value. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Earlier application is encouraged provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 which will permit entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option). The Fair Value Option permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is expected to improve financial reporting by providing entities with the opportunity to mitigate volatility without having to apply complex hedge accounting provisions and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company did not elect to early adopt SFAS No. 159 and has not yet made a determination if it will elect to apply the options available in SFAS No. 159.

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also advises readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company’s lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part II. Item 1A. Risk Factors” of this Form 10-Q as well as “Part I. Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Such forward-looking statements are not guarantees of future performance. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

The Company’s net income for the first quarter of 2007 was relatively stable at $1.3 million when compared to the same period in 2006. Diluted earnings per share increased $0.01 per share or 9.1% to $0.12 for the first quarter of 2007 from $0.11 per share for the first quarter of 2006.

The Company’s net interest margin increased 35 basis points or 13.6% to 2.93% for the first quarter of 2007 from 2.58% for the fourth quarter of 2006 and 11 basis points or 3.9% from 2.82% for the first quarter of 2006. The Company’s net interest income increased $442,000 or 5.5% to $8.5 million for the first quarter of 2007 from $8.1 million for the fourth quarter of 2006 and $288,000 or 3.5% from $8.2 million for the first quarter of 2006.

During the first quarter of 2007, the Company implemented cost-savings initiatives related to compensation and benefits expense. The Company modified its loan to the Employee Stock Ownership Plan (ESOP) by extending the term of the loan an additional eight years from December 31, 2009 to 2017 and reducing the interest rate on the loan from 8.5% to 4.64%. The loan modification is expected to reduce the expense related to the plan by $1.1 million (pre-tax) in 2007.

In addition, the Company reduced its overall staffing level by 7.5% through attrition, consolidation and voluntary separation. The reduction involved a twelve week period of process reviews, performance reviews, analyses of new software upgrades and purchases, and an executive separation offering. In conjunction with the separations, the Company recorded a pre-tax charge of $280,000 for termination benefits. The staffing level reduction is expected to reduce salary and benefits expense by $1.3 million annually and the Company expects to reach that annualized run rate of savings by the end of the first quarter of 2008.

Total loans receivable were $804.2 million at March 31, 2007 compared to $802.4 million at December 31, 2006. During the first quarter of 2007, the Company had total loan fundings and purchases of $76.3 million which were offset by $74.0 million of loan repayments and sales. The amount of loan repayments and sales for the 2007 period decreased from the higher level of repayments experienced during 2006 which included $109.5 million in the fourth quarter of 2006. At March 31, 2007, the Company had $112.2 million of commercial and construction loans approved not yet closed, which is up $66.2 million or 144% from $46.0 million at December 31, 2006. Management attributes this increase in the loan pipeline to the staffing level and experience of its current commercial lenders.

Total deposits were $894.4 million at March 31, 2007 compared to $907.1 million at December 31, 2006. Total core deposits increased $9.4 million or 1.9% from December 31, 2006 due primarily to increases in non-interest bearing deposits and other low cost deposit accounts. During the first quarter of 2007, the Company implemented its customer-centric relationship management program which is designed to increase core deposit relationships with new and existing customers. The increase in core deposits was more than offset by a $22.0 million decrease in certificates of deposit due to the managed run-off of maturing high-rate promotional certificates during the first quarter of 2007.

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

The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2006. These policies, along with the disclosures presented in the notes to the Company’s unaudited financial statements included in Item 1 of this Form 10-Q and in this management’s discussion and analysis, provide information on the methodology for the valuation of significant assets and liabilities in the Company’s financial statements. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans and the accounting for income taxes to be critical accounting policies.

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

One component of the allowance for losses on loans contains allocations for probable inherent but undetected losses within various pools of loans with similar characteristics pursuant to Statement of Financial Accounting Standards (SFAS) No. 5, Accounting for Contingencies. This component is based in part on certain loss factors applied to various loan pools as stratified by the Company. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions.

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

In addition, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the Company’s operating results. Management believes the tax liabilities are adequately and properly recorded in the Company’s consolidated financial statements.

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

	Three Months Ended March 31,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$793,852	$14,052	7.18%	$894,496	$14,903	6.76%
Securities (2)	302,405	3,523	4.66	240,746	2,491	4.14
Other interest-earning assets (3)	83,119	1,076	5.25	48,553	563	4.70
Total interest-earning assets	1,179,376	18,651	6.41	1,183,795	17,957	6.15

Non-interest earning assets	76,944			69,401
Total assets	$1,256,320			$1,253,196

Interest-bearing liabilities:
Deposits:
Checking accounts	$101,009	249	1.00	$104,815	249	0.96
Money market accounts	191,296	1,670	3.54	126,884	742	2.37
Savings accounts	149,715	233	0.63	167,528	145	0.35
Certificates of deposit	403,518	4,542	4.56	374,428	3,412	3.70
Total deposits	845,538	6,694	3.21	773,655	4,548	2.38

Borrowed money:
Other short-term borrowings (4)	24,895	258	4.20	4,041	38	3.81
FHLB debt (5)(6)	179,722	3,175	7.07	257,845	5,135	7.97
Total borrowed money	204,617	3,433	6.71	261,886	5,173	7.90
Total interest-bearing liabilities	1,050,155	10,127	3.91	1,035,541	9,721	3.81
Non-interest bearing deposits	59,483			61,046
Non-interest bearing liabilities	15,609			16,596
Total liabilities	1,125,247			1,113,183
Stockholders' equity	131,073			140,013
Total liabilities and stockholders' equity	$1,256,320			$1,253,196
Net interest-earning assets	$129,221			$148,254
Net interest income / interest rate spread		$8,524	2.50%		$8,236	2.34%
Net interest margin			2.93%			2.82%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.30%			114.32%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2007 period includes an average of $185.3 million of contractual FHLB borrowings reduced by an average of $5.6 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed money includes $1.4 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money as reported to 6.71% compared to an average contractual rate of 3.96%.

(6)
The 2006 period includes an average of $272.5 million of contractual FHLB borrowings reduced by an average of $14.7 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed money includes $2.6 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money as reported to 7.90% compared to an average contractual rate of 3.78%.

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

	Three Months Ended March 31, 2007 Compared
	to Three Months Ended March 31, 2006
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$931	$(1,677)	$(105)	$(851)
Securities	314	638	80	1,032
Other interest-earning assets	65	401	47	513
Total net change in income on interest- earning assets	1,310	(638)	22	694
Interest-bearing liabilities:
Deposits:
Checking accounts	9	(9)	-	-
Money market accounts	365	377	186	928
Savings accounts	115	(15)	(12)	88
Certificates of deposit	803	265	62	1,130
Total deposits	1,292	618	236	2,146
Borrowed money:
Other short-term borrowings	4	196	20	220
FHLB debt	(580)	(1,556)	176	(1,960)
Total borrowed money	(576)	(1,360)	196	(1,740)
Total net change in expense on interest- bearing liabilities	716	(742)	432	406
Net change in net interest income	$594	$104	$(410)	$288

 Analysis of Statements of Income

Net Interest Income. The Company’s net interest income for the three months ended March 31, 2007 increased 3.5% to $8.5 million from $8.2 million for the 2006 period. The net interest margin for the first quarter of 2007 increased 11 basis points to 2.93% from 2.82%. Although the first quarter of 2007 continued to see an inverted yield curve, the Company increased its net interest income and net interest margin as a result of higher rates earned on the Company’s interest earning assets combined with a decrease in the amount of interest expense related to the amortization of the deferred premium on the early extinguishment of FHLB debt. These favorable variances on interest income were partially offset by an increase in market rates paid on deposits.

Interest Income. The Company’s interest income increased 3.9% to $18.7 million for first quarter of 2007 from $18.0 million for the comparable 2006 period. The weighted-average yield on the Company’s interest-earning assets for the 2007 period increased 26 basis points to 6.41% from 6.15%

for the comparable 2006 period. This increase was primarily a result of the upward repricing of adjustable-rate loans reflecting higher market rates of interest combined with the Company’s reinvestment of proceeds from maturities and paydowns of relatively low rate securities into higher yielding securities. At March 31, 2007, the Company’s $804.2 million net loan portfolio consisted of $195.1 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $350.8 million of variable-rate loans tied to other indices.

The Company’s average interest-earning assets were stable at $1.2 billion for the first quarter of 2007 compared to the 2006 period. The average balance of loans receivable for the first quarter of 2007 were negatively impacted by the unusually high level of loan repayments experienced during 2006 due to: (i) the borrower’s sale of the underlying collateral to take advantage of recent increases in real estate values; (ii) the Company’s focus on strengthening its credit quality by allowing certain lending relationships to be refinanced elsewhere; and (iii) the availability of lower interest rates for borrowers through conduit financing arrangements.

Interest Expense. The Company’s interest expense was $10.1 million for the first quarter of 2007 compared to $9.7 million for the 2006 period. The Company’s average cost of interest-bearing liabilities was 3.91% for the first quarter of 2007 compared to 3.81% for the 2006 period. The increases were primarily a result of the increased costs of money market accounts and certificates of deposit which were partially offset by decreased borrowing costs.

Interest expense on interest-bearing deposits was $6.7 million for the first quarter of 2007 compared to $4.5 million for the 2006 period. The average cost of interest-bearing deposits increased 83 basis points from the 2006 period due to the increase in the average balances and the upward repricing of money market and certificates of deposit as a result of higher market rates of interest existing since March 2006. With the implementation of the Company’s customer-centric relationship management program, the Company anticipates an increase in the level of non-interest bearing deposit accounts and lower cost checking and savings accounts which could help mitigate the future impact of rising market interest rates on deposit accounts.

The Company’s total interest expense for the first quarter of 2007 was positively impacted by decreases in interest expense on borrowed money of $1.7 million or 33.6% from the 2006 period. The decrease was a result of lower amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) to $1.4 million for the first quarter of 2007 from $2.6 million for 2006. The Premium Amortization adversely impacted the Company’s net interest margin by 47 basis points and 88 basis points, respectively, for the first quarter of 2007 and 2006. The interest expense related to the Premium Amortization is expected to be $1.3 million, $1.1 million, $851,000 and $527,000 before taxes in the quarters ended June 30, 2007, September 30, 2007, December 31, 2007 and March 31, 2008, respectively.

Non-interest income. The Company’s non-interest income for the first quarter of 2007 increased 7.1% to $2.6 million from $2.4 million for the 2006 period. The following table identifies the changes in non-interest income for the periods presented:

	Quarters Ended
	March 31, 2007	March 31, 2006	% Change
	(Dollars in thousands)
Service charges and other fees	$1,569	$1,602	(2.1)%
Card-based fees	341	318	7.2
Commission income	31	62	(50.0)
Subtotal fee based revenues	1,941	1,982	(2.1)
Income from bank-owned life insurance	405	392	3.3
Other income	241	189	27.5
Subtotal	2,587	2,563	0.9
Security gains (losses), net	11	(127)	108.7
Other asset gains, net	11	1	NM
Total non-interest income	$2,609	$2,437	7.1%

The Company’s service charges and other fees decreased from the 2006 period due to lower overdraft fees during the quarter as deposit customers are changing their behavior patterns related to overdrafts and fees. Card-based fees increased during the first quarter of 2007 from the comparable 2006 period due to higher usage of and an increase in the number of active ATM and debit cards. Commission income from the Company’s third-party service provider for the sale of investment products was lower for the 2007 period as rates offered on certificates of deposit have become more competitive relative to the yields available on non-deposit products. Other income increased during the 2007 period primarily due to an increase in rental income from the Company’s Darien, Illinois office as the space was leased at the end of 2006 as well as an increase in net gains on the sale of single-family mortgage loans to the secondary market during the first quarter of 2007.

Non-interest expense. Non-interest expense for the first quarter of 2007 was $9.3 million compared to $8.7 million for the 2006 period. The following table identifies the changes in non-interest expense for the periods presented:

	Quarters Ended
	March 31, 2007	March 31, 2006	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$4,662	$3,926	18.7%
Retirement and stock related compensation	337	721	(53.3)
Medical and life benefits	225	300	(25.0)
Other employee benefits	31	76	(59.2)
Subtotal compensation and employee benefits	5,255	5,023	4.6
Net occupancy expense	753	662	13.7
Professional fees	570	351	62.4
Data processing	563	673	(16.3)
Furniture and equipment expense	534	427	25.1
Marketing	211	198	6.6
Other general and administrative expense	1,381	1,393	0.9
Total non-interest expense	$9,267	$8,727	6.2%

Compensation and mandatory benefits expense increased during the first quarter of 2007 as a result of the hiring of eight additional commercial lenders since early 2006. The Company also incurred $280,000 of termination benefits expense related to its review and reduction of staffing levels completed during the first quarter of 2007. Partially offsetting these increases was a reduction in retirement and stock related compensation totaling $128,000 related to the first quarter 2007 ESOP loan modification and $360,000 relating to a reduction in pension expense. Professional fees were negatively impacted by consulting fees associated with the implementation of the Company’s customer-centric relationship management program combined with increased legal expenses relating to modifications to the Bank’s ESOP loan and 401(k) benefit plan, the reduction in the workforce and new SEC proxy disclosure requirements. In addition, net occupancy expense and furniture and equipment expense increased due to the opening of the Company’s Tinley Park, Illinois office during the first quarter of 2007.

The Company’s efficiency and core efficiency ratios for the three months ended March 31, 2007 and 2006 are presented in the following table:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Efficiency Ratio:
Non-interest expense	$9,267	$8,727
Net interest income plus non-interest income	$11,133	$10,673
Efficiency ratio	83.24%	81.77%

Core Efficiency Ratio:
Non-interest expense	$9,267	$8,727

Net interest income plus non-interest income	$11,133	$10,673
Adjustments:
Net realized (gains) losses on sales of securities available-for-sale	(11)	127
Net realized gains on sales of other assets	(11)	(1)
Amortization of deferred premium on the early extinguishment of debt	1,352	2,568
Net interest income plus non-interest income - as adjusted	$12,463	$13,367
Core efficiency ratio	74.36%	65.29%

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

Income Tax Expense. The Company’s income tax expense totaled $366,000 for the first quarter of 2007 compared to $252,000 for the comparable 2006 period reflecting an increase in the effective tax rate to 21.8% for the first quarter of 2007 from 16.1% for the comparable 2006 period. The increase in the effective tax rate was due to lower tax credits available during the quarter which reduce the Company’s income tax expense. Permanent tax differences, primarily related to the Company’s investment in bank-owned life insurance, and the application of available tax credits continue to have a favorable impact on income tax expense.

Changes in Financial Condition

Securities. The Company manages its securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines and to meet pledging and liquidity requirements.

The Company adjusts the size and composition of its securities portfolio according to a number of factors including expected loan growth, the interest rate environment and projected liquidity. The amortized cost of the Company’s securities available-for-sale and their fair values were as follows at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At March 31, 2007:
Government sponsored entity (GSE) securities (1)	$275,562	$1,238	$(615)	$276,185
Mortgage-backed securities	16,419	-	(186)	16,233
Collateralized mortgage obligations	7,493	17	(78)	7,432
Equity securities	1,260	138	-	1,398
	$300,734	$1,393	$(879)	$301,248

At December 31, 2006:
Government sponsored entity (GSE) securities (1)	$267,148	$905	$(1,139)	$266,914
Mortgage-backed securities	20,234	8	(254)	19,988
Collateralized mortgage obligations	10,612	22	(112)	10,522
Equity securities	1,385	116	-	1,501
	$299,379	$1,051	$(1,505)	$298,925

(1) At March 31, 2007 and December 31, 2006, the Company held $12.3 million and $15.3 million, respectively in callable GSE securities, which had call features at amounts not less than par, which were purchased at a discount.

During the first quarter of 2007, approximately $2.4 million of available-for-sale securities were sold incurring an aggregate net gain on the sales of $11,000. In addition, the Company reinvested funds from maturities and paydowns totaling $29.4 million by purchasing $32.9 million of securities during the quarter.

The Company evaluates all securities to determine if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on a quarterly basis, and more frequently when economic conditions warrant additional evaluations. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain of other comprehensive income in stockholders’ equity and not recognized in income until the security is ultimately sold.

At March 31, 2007, all securities available-for-sale with a loss position were issued by the federal government, its agencies or GSEs, including the Federal National Mortgage Association and Freddie Mac, and in management’s belief, the unrealized losses were attributable to changes in market interest rates and not the credit quality of the issuers. Management does not believe any of these securities are other-than-temporarily impaired. At March 31, 2007, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans. Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$344,148	42.8%	$339,110	42.2%	1.5%
Construction and land development	125,334	15.6	128,529	16.0	(2.5)
Commercial and industrial	41,434	5.1	35,743	4.5	15.9
Total commercial loans	510,916	63.5	503,382	62.7	1.5

Retail loans:
Single-family residential	221,891	27.7	225,007	28.1	(1.4)
Home equity lines of credit	67,939	8.4	70,527	8.8	(3.7)
Other	3,496	0.4	3,467	0.4	0.8
Total retail loans	293,326	36.5	299,001	37.3	(1.9)

Total loans receivable, net of unearned fees	$804,242	100.0%	$802,383	100.0%	0.2%

Total loans increased $1.9 million at March 31, 2007 from December 31, 2006 primarily as a result of total loan fundings and purchases of $76.3 million for the quarter being offset by $74.0 million of loan repayments and sales. The amount of loan repayments and sales for the 2007 period has decreased from the higher level of repayments experienced during 2006 which included $109.5 million during the fourth quarter of 2006. At March 31, 2007, the Company had $112.2 million of commercial and construction loans approved not yet closed, which is up $66.2 million or 144% from $46.0 million at December 31, 2006.

Allowance for Losses on Loans. The Company maintains the allowance for losses on loans at a level that management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents the Company’s estimate of inherent losses existing in the loan portfolio that are both probable and reasonable to estimate at each balance sheet date and is based on its review of available and relevant information. The Company believes that at March 31, 2007 the allowance for losses on loans was adequate.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$11,184	$12,939
Loans charged-off	(120)	(147)
Recoveries of loans previously charged-off	149	160
Net loan recoveries	29	13
Provision for losses on loans	187	385
Balance at end of period	$11,400	$13,337

	March 31, 2007	December 31, 2006	March 31, 2006
Allowance for losses on loans	$11,400	$11,184	$13,337
Total loans receivable, net of unearned fees	804,242	802,383	878,161
Allowance for losses on loans to total loans	1.42%	1.39%	1.52%
Allowance for losses on loans to non-performing loans	41.40	40.64	52.22

The following table identifies the Company’s impaired loans and non-accrual loans as of the dates presented. See the “Non-performing Assets” section for the detailed classification of the Company’s total non-accrual loans. There were no significant changes to the Company’s impaired loans from December 31, 2006.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$12,299	$12,343
With no valuation reserve required	5,837	5,837
Total impaired loans	18,136	18,180
Other non-accrual loans	9,401	9,337
Total non-accrual loans	$27,537	$27,517
Valuation reserve relating to impaired loans	$5,193	$4,541
Average impaired loans	18,165	17,527

Non-performing Assets. The following table provides information relating to the Company’s non-performing assets at the dates presented. There were no significant changes to the Company’s non-performing assets from December 31, 2006.

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$15,226	$15,863
Construction and land development	7,603	7,192
Commercial and industrial	521	455
Total commercial and construction loans	23,350	23,510

Retail loans:
Single-family residential	3,259	3,177
Home equity lines of credit	889	772
Other	39	58
Total retail loans	4,187	4,007
Total non-accruing loans	27,537	27,517
Other real estate owned, net	679	321
Total non-performing assets	28,216	27,838
90 days past due and still accruing interest	-	-
Total non-performing assets plus 90 days past due loans still accruing interest	$28,216	$27,838
Non-performing assets to total assets	2.28%	2.22%
Non-performing loans to total loans	3.42%	3.43%

Deposits and Borrowed Money. The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered by the Bank at the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$63,644	7.1%	$58,547	6.5%	8.7%
Interest-bearing	100,919	11.3	100,912	11.1	-
Money market accounts	184,092	20.6	182,153	20.1	1.1
Savings accounts	151,024	16.9	148,707	16.4	1.6
Core deposits	499,679	55.9	490,319	54.1	1.9
Certificates of deposit:
Less than $100,000	270,995	30.3	281,810	31.0	(3.8)
$100,000 or greater	123,747	13.8	134,966	14.9	(8.3)
Time deposits	394,742	44.1	416,776	45.9	(5.3)
Total deposits	$894,421	100.0%	$907,095	100.0%	(1.4)

The Company’s total deposits decreased slightly to $894.4 million at March 31, 2007 from $907.1 million at December 31, 2006. Total core deposits increased $9.4 million from December 31, 2006 as a result of increases in non-interest bearing deposits of $5.1 million, savings accounts of $2.3 million and money market accounts of $1.9 million. During the first quarter of 2007, the Company implemented a customer-centric relationship management program designed to increase core deposit relationships with new and existing customers and to reward for performance within the Bank’s retail sales group. The increase in core deposits was more than offset by a $22.0 million decrease in certificates of deposit due to the managed run-off of maturing high-rate promotional certificates during the first quarter of 2007.

The Company offers specific deposit agreements to local municipalities and other public entities. These public balances are included as a part of the Company’s total deposits and totaled $71.1 million and $70.7 million, respectively, at March 31, 2007 and December 31, 2006.

In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in a pool of multiple securities owned by the Bank. The swept funds are not recorded as deposits by the Bank and instead are considered short-term borrowings which provide a lower-cost funding alternative for the Company. At March 31, 2007, the Company had $17.5 million in Repo Sweeps which are not included in the above deposit totals, of which $13.6 million were Repo Sweeps with municipalities and other public entities. Repo Sweeps are classified as other short-term borrowings in the Company’s consolidated statements of condition.

The Company’s borrowed money consisted of the following at the dates indicated:

	March 31, 2007		December 31, 2006
	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
	(Dollars in thousands)
Other short-term borrowings	4.20%	$17,548	4.75%	$23,117

Secured advances from FHLB - Indianapolis:
Maturing in 2007 - fixed-rate	3.65	87,000	3.65	87,000
Maturing in 2008 - fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 - fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 - fixed-rate (1)	6.71	1,190	6.71	1,190
Maturing in 2018 - fixed-rate (1)	5.54	2,763	5.54	2,763
Maturing in 2019 - fixed-rate (1)	6.31	7,333	6.31	7,372
		185,286		185,325
Less: deferred premium on early extinguishment of debt		(4,815)		(6,167)
Net FHLB - Indianapolis advances		180,471		179,158

Total borrowed money		$198,019		$202,275
Weighted-average contractual interest rate	3.96%		4.02%

(1) These advances are amortizing borrowings and are listed by their contractual maturity.

The Company’s short-term borrowings include its Repo Sweeps which are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings. The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

At March 31, 2007, the Company had two lines of credit with a maximum of $40.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing. During the first quarter of 2007, the Company did not utilize these lines.

At March 31, 2007, the Company also had a $5.0 million revolving line of credit. Each borrowing under the line of credit carries an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate, at the Company’s option. The line of credit was obtained by the Company and is secured by all of the stock of the Bank held by the Company. The Company has not borrowed any funds under this line of credit. The line of credit matures on March 21, 2008.

Capital Resources. The Company’s stockholders’ equity at March 31, 2007 was $130.4 million compared to $131.8 million at December 31, 2006. The decrease was primarily due to:

• repurchases of shares of the Company’s common stock during 2007 totaling $3.9 million; and
• cash dividends declared during 2007 totaling $1.3 million.

The following increases in stockholders’ equity during the first quarter of 2007 partially offset the aforementioned decreases:

• net income of $1.3 million;
• proceeds from stock option exercises totaling $1.2 million; and
• increases in accumulated other comprehensive income of $604,000.

During the first quarter of 2007, the Company repurchased 263,528 shares of its common stock at an average price of $14.79 per share. The Company’s June 2006 repurchase plan was completed during the first quarter of 2007 when 188,283 shares were repurchased pursuant to the plan. The remaining 75,245 shares were repurchased pursuant to the plan approved in February 2007. At March 31, 2007, the Company had 524,755 shares remaining to be repurchased under this plan. Since its initial public offering, the Company has repurchased an aggregate of 13,448,017 shares of its common stock at an average price of $12.13 per share. For additional information, see “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.”

At March 31, 2007, the Bank’s regulatory capital was in excess of regulatory requirements set by the Office of Thrift Supervision (OTS). The current requirements and the Bank's actual levels at March 31, 2007 and at December 31, 2006 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2007:
Risk-based	$131,305	13.91%	$75,544	>8.00%	$94,430	>10.00%
Tangible	119,936	9.71	18,519	>1.50	24,692	>2.00
Core	119,936	9.71	49,384	>4.00	61,730	>5.00

As of December 31, 2006:
Risk-based	$132,762	14.10%	$75,332	>8.00%	$94,165	>10.00%
Tangible	121,599	9.71	18,780	>1.50	25,040	>2.00
Core	121,599	9.71	50,080	>4.00	62,600	>5.00

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

At March 31, 2007, the Company had cash and cash equivalents of $44.2 million which was a decrease from $67.2 million at December 31, 2006. The decrease was mainly the result of:

• purchases of available-for-sale securities totaling $32.9 million;
• decreases in the balance of deposit accounts totaling $12.7 million;
• decreases in short-term borrowings totaling $5.6 million;
• repurchases of the Company’s common stock totaling $3.9 million; and
• net repayments of loans totaling $2.6 million.

The above cash outflows were partially offset by:

• proceeds from sales, maturities and paydowns of securities aggregating $31.7 million; and
• net cash provided by operating activities totaling $3.3 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. CFS Bancorp, Inc. also has $5.0 million of available liquidity under its line of credit. Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, for the three months ended March 31, 2007, the Company received $3.8 million in dividends from the Bank. At March 31, 2007, the parent company had $5.4 million in cash and cash equivalents and $186,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of March 31, 2007:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$87,256	$87,568	$651	$9,811	$185,286
Repo Sweeps (2)	17,548	-	-	-	17,548
Operating leases	522	682	133	20	1,357
Dividends payable on common stock	1,333	-	-	-	1,333
	$106,659	$88,250	$784	$9,831	$205,524

(1) Does not include interest expense at the weighted-average contractual rate of 3.93% for the periods presented.
(2) Does not include interest expense at the weighted-average contractual rate of 4.20% for the periods presented.

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

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $334.9 million at March 31, 2007. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Company.

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

    The following table details the amounts and expected maturities of significant commitments at March 31, 2007:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$70,756	$8,217	$1,172	$1,097	$81,242
Retail	13,570	-	-	-	13,570
Commitments to purchase loans:
Commercial	43,213	-	-	-	43,213
Commitments to fund unused construction loans	19,971	14,659	8,348	7,895	50,873
Commitments to fund unused lines of credit:
Commercial	18,508	9,017	357	-	27,882
Retail	12,980	221	260	58,725	72,186
Letters of credit	4,838	5,782	386	-	11,006
Credit enhancements	-	35,951	609	5,300	41,860
	$183,836	$73,847	$11,132	$73,017	$341,832

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. All commitments to extend credit or to purchase loans expire within the following year. Letters of credit expire at various times through 2010. Credit enhancements expire at various times through 2014.

The Company also has commitments to fund community investments through investments in limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate and historic tax credit projects that qualify under the Community Reinvestment Act. These commitments include $1.2 million to be funded over seven years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions or the cancellation of the project. These commitments are not included in the commitment table above.

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

The Bank maintains a written Asset/Liability Management Policy that establishes guidelines for the asset/liability management function, including the management of the net interest margin, IRR and liquidity. The Asset/Liability Management Policy falls under the authority of the Company’s Board of Directors who in turn assigns its formulation, revision and administration to the Asset/Liability Committee (ALCO). ALCO meets monthly and consists of certain senior officers of the Bank and one outside director. The results of the monthly meetings are reported to the Company’s Board of Directors. The primary duties of ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank’s capital position, review the current and prospective liquidity positions and monitor alternative funding sources. The policy requires management to measure the Bank’s overall IRR exposure using the NPV analysis and earnings at risk analysis.

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

The following table presents, as of December 31, 2006 and December 31, 2005 an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point (1%) increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.  Information as of March 31, 2007 was not available prior to the filing of this Form 10-Q.  The Company does not believe the results as of March 31, 2007 would be significantly different than the results presented as of December 31, 2006.

	Net Portfolio Value
	At December 31, 2006			At December 31, 2005
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$145,688	$(32,565)	(18.3)%	$156,592	$(12,288)	(7.3)%
+200	157,889	(20,364)	(11.4)	162,507	(6,373)	(3.8)
+100	168,493	(9,760)	(5.5)	166,875	(2,005)	(1.2)
0	178,253	-	-	168,880	-	-
-100	185,481	7,228	4.1	168,938	58	(0.0)
-200	192,248	13,995	7.9	166,802	(2,078)	(1.2)

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

A key assumption which is controlled by the Bank for use in its earnings at risk analysis is the assumed repricing sensitivity of its non-maturing core deposit accounts. The following assumptions were used by the Bank for the repricing of non-maturity core deposit accounts.

	Percentage of Deposits Maturing In First Year
	March 31, 2007	December 31, 2006
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at March 31, 2007 and December 31, 2006, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	March 31, 2007	December 31, 2006
Assumed Change in Interest Rates (Basis Points):
+200	(0.5)%	(0.8)%
+100	(0.1)	(0.2)
-100	(0.5)	(0.6)
-200	(2.7)	(3.1)

The earnings at risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment. The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to decrease 0.5% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 2.7% in one year. The Bank’s exposure to interest rate risk in a falling rate environment has slightly improved at March 31, 2007 from December 31, 2006.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies. On a quarterly basis, ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At March 31, 2007, the Bank was in compliance with all of its tolerance limits.

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

Item 1A. Risk Factors

    Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements,” of Part 1 - Item 2 of this Form 10-Q and in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c) The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2007	19,941	$14.68	19,941	168,342
February 1-28, 2007	140,027	14.79	140,027	628,315
March 1-31, 20007	103,560	14.83	103,560	524,755
Total	263,528	14.79	263,528	524,755

(1)
The Company publicly announced on June 15, 2006 a repurchase program for 600,000 shares. Prior to January 1, 2007, 411,717 shares had been repurchased under that program. A total of 188,283 shares were repurchased under this program during the first quarter of 2007. On February 27, 2007, the Company publicly announced a new share repurchase plan for an additional 600,000 shares. A total of 75,245 shares were repurchased under this program during the first quarter of 2007. During April 2007, the Company repurchased 31,761 shares under this program.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b) Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) Not applicable.

(b) Not applicable.

(c)  Not applicable.

(d) Not applicable.

Item 5.  Other Information

(a) None.

(b) None.

Item 6.  Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).

3.1	Certificate of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (1)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (2)
10.1	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (3)
10.2	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (3)
10.3	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (4)
10.4	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (4)
10.5	CFS Bancorp, Inc. 2003 Stock Option Plan (5)
10.6	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (3)
10.7	Employment Agreement entered into between Citizens Financial Bank and Thomas L. Darovic (3)
10.8	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (3)
10.9	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic (3)
10.10	Employment Agreement entered into between Citizens Financial Services, FSB and Zoran Koricanac (6)
10.11	Employment Agreement entered into between CFS Bancorp, Inc. and Zoran Koricanac (6)
10.12	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (6)
10.13	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (6)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by Reference from the Company's Definitive Proxy Statement from the Annual Meeting of Stockholders filed with the SEC on March 25, 2005.
(2)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(3)	Incorporated by Reference from the Company’s Form 8-K filed on July 7, 2006.
(4)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 23, 2001.
(5)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 31, 2003.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: May 10, 2007	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: May 10, 2007	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer