Form 10-Q
period 2007-08-02
CFS BANCORP INC
filed 2007-08-03
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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

The Registrant had 10,811,352 shares of Common Stock issued and outstanding as of July 31, 2007.

CFS BANCORP, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Condition	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	36

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signature Page		40

Certifications for Principal Executive Officer and Principal Financial Officer
Exhibit 31.1
Exhibit 31.2
Exhibit 32.0

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	June 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions	$19,614	$33,194
Interest-bearing deposits	8,617	20,607
Federal funds sold	8,796	13,366
Cash and cash equivalents	37,027	67,167

Securities available-for-sale, at fair value	270,404	298,925
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944

Loans receivable	808,132	802,383
Allowance for losses on loans	(10,624)	(11,184)
Net loans	797,508	791,199

Interest receivable	7,106	7,523
Other real estate owned	632	321
Office properties and equipment	19,008	17,797
Investment in bank-owned life insurance	35,652	35,876
Other assets	10,344	10,339
Goodwill and intangible assets	1,267	1,299
Total assets	$1,202,892	$1,254,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$887,814	$907,095
Borrowed money	170,952	202,275
Advance payments by borrowers for taxes and insurance	6,619	4,194
Other liabilities	9,217	9,020
Total liabilities	1,074,602	1,122,584

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	–	–
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,845,740 and 11,134,331 shares outstanding	234	234
Additional paid-in capital	191,054	190,825
Retained earnings	95,616	94,344
Treasury stock, at cost; 12,450,364 and 12,164,754 shares	(152,752)	(148,108)
Treasury stock held in Rabbi Trust, at cost; 127,202 and 124,221 shares	(1,672)	(1,627)
Unallocated common stock held by Employee Stock Ownership Plan	(3,282)	(3,564)
Accumulated other comprehensive loss, net of tax	(908)	(298)
Total stockholders’ equity	128,290	131,806
Total liabilities and stockholders’ equity	$1,202,892	$1,254,390

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$14,404	$15,326	$28,456	$30,229
Securities	3,475	3,150	6,998	5,641
Other	605	486	1,681	1,049
Total interest income	18,484	18,962	37,135	36,919
Interest expense:
Deposits	6,619	5,009	13,313	9,557
Borrowed money	3,227	5,221	6,660	10,394
Total interest expense	9,846	10,230	19,973	19,951
Net interest income	8,638	8,732	17,162	16,968
Provision for losses on loans	126	173	313	558
Net interest income after provision for losses on loans	8,512	8,559	16,849	16,410
Non-interest income:
Service charges and other fees	1,670	1,710	3,239	3,312
Card-based fees	380	335	722	653
Commission income	36	55	67	117
Security gains (losses), net	(1)	–	10	(127)
Other asset gains (losses), net other assets	(1)	47	10	48
Income from bank-owned life insurance	403	396	808	788
Other income	206	286	446	475
Total non-interest income	2,693	2,829	5,302	5,266
Non-interest expense:
Compensation and employee benefits	4,407	5,196	9,662	10,219
Net occupancy expense	694	652	1,447	1,314
Professional fees	390	413	960	764
Data processing	566	678	1,129	1,351
Furniture and equipment expense	566	541	1,100	968
Marketing	190	391	401	589
Amortization of core deposit intangibles	17	17	33	33
Other general and administrative expenses	1,239	1,353	2,604	2,730
Total non-interest expense	8,069	9,241	17,336	17,968
Income before income taxes	3,136	2,147	4,815	3,708
Income tax expense	855	526	1,221	778
Net income	$2,281	$1,621	$3,594	$2,930

Per share data:
Basic earnings per share	$0.22	$0.15	$0.34	$0.26
Diluted earnings per share	0.21	0.14	0.33	0.25
Cash dividends declared per share	0.12	0.12	0.24	0.24
Weighted-average shares outstanding	10,591,194	11,128,443	10,658,477	11,254,182
Weighted-average diluted shares outstanding	10,903,740	11,482,560	10,969,991	11,615,231

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP	Unearned Common Stock Acquired By RRP	Accumulated Other Compre-hensive Loss	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2006	$234	$190,402	$94,379	$(136,229)	$(4,762)	$(111)	$(1,546)	$142,367
Net income	–	–	2,930	–	–	–	–	2,930
Other comprehensive loss, net of tax: Change in unrealized loss on available-for-sale securities, net of reclassification adjustment							(1,814)	(1,814)
Total comprehensive income								1,116
Purchase of treasury stock	–	–	–	(10,406)	–	–	–	(10,406)
Cumulative effect of change in accounting for Rabbi Trust shares	–	–	(92)	(1,609)	–	–	–	(1,701)
Net purchases of Rabbi Trust shares	–	–	–	(46)	–	–	–	(46)
Shares earned under ESOP	–	278	–	–	599	–	–	877
Reclassification of unearned compensation to additional paid-in capital upon the adoption of SAFS 123(R)	–	(111)	–	–	–	111	–	–
Amortization of award under RRP	–	48	–	–	–	–	–	48
Exercise of stock options	–	(393)	–	2,476	–	–	–	2,083
Tax benefit related to stock options exercised	–	298	–	–	–	–	–	298
Dividends declared on common stock ($0.24 per share)	–	–	(2,694)	–	–	–	–	(2,694)
Balance at June 30, 2006	$234	$190,522	$94,523	$(145,814)	$(4,163)	$–	$(3,360)	$131,942

Balance at January 1, 2007	$234	$190,825	$94,344	$(149,735)	$(3,564)	$–	$(298)	$131,806
Net income	–	–	3,594	–	–	–	–	3,594
Other comprehensive loss, net of tax: Change in unrealized loss on available-for-sale securities, net of reclassification adjustment							(610)	(610)
Total comprehensive income								2,984
Purchase of treasury stock	–	–	–	(6,493)	–	–	–	(6,493)
Net purchases of Rabbi Trust shares	–	–	–	(45)	–	–	–	(45)
Shares earned under ESOP	–	135	–	–	282	–	–	417
Amortization of award under RRP	–	48	–	–	–	–	–	48
Cumulative change in accounting principle under the adoption of FIN48	–	–	240	–	–	–	–	240
Exercise of stock options	–	(157)	–	1,849	–	–	–	1,692
Tax benefit related to stock options exercised	–	203	–	–	–	–	–	203
Dividends declared on common stock ($0.24 per share)	–	–	(2,562)	–	–	–	–	(2,562)
Balance at June 30, 2007	$234	$191,054	$95,616	$(154,424)	$(3,282)	$–	$(908)	$128,290

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$3,594	$2,930
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	313	558
Depreciation and amortization	834	734
Premium amortization on the early extinguishment of debt	2,628	5,123
Net premium amortization on securities available-for-sale	(327)	(188)
Deferred income tax expense	1,307	5
Amortization of cost of stock benefit plans	465	925
Proceeds from sale of loans held-for-sale	4,309	4,895
Origination of loans held-for-sale	(5,849)	(5,081)
Net realized (gains) losses on sale of securities available-for-sale	(10)	127
Net realized gains on sale of other assets	(10)	(48)
Increase in cash surrender value of bank-owned life insurance	(808)	(788)
Increase in other assets	(1,628)	(2,492)
Increase in other liabilities	2,021	17,041
Net cash provided by operating activities	6,839	23,741

INVESTING ACTIVITIES
Securities:
Proceeds from sales	20,341	21,067
Proceeds from maturities and paydowns	48,438	9,736
Purchases	(40,919)	(115,766)
Net loan (fundings) and principal payments received	(6,495)	61,543
Proceeds from sale of loans and loan participations	414	5,776
Proceeds from sale of other real estate owned	442	291
Proceeds from bank-owned life insurance	1,032	–
Purchases of property and equipment	(2,013)	(1,333)
Disposal of property and equipment	–	98
Net cash provided by (used for) investing activities	21,240	(18,588)

FINANCING ACTIVITIES
Proceeds from exercises of stock options	1,692	2,083
Tax benefit from exercises of nonqualified stock options	203	298
Dividends paid on common stock	(2,689)	(2,871)
Purchase of treasury stock	(6,493)	(10,406)
Net purchase of Rabbi Trust shares	(45)	(46)
Net (decrease) increase in deposit accounts	(19,361)	9,794
Net increase (decrease) in advance payments by borrowers for taxes and insurance	2,425	(454)
Net increase in other short-term borrowings	1,120	28,584
Repayments of Federal Home Loan Bank debt	(35,071)	(10,067)
Net cash flows (used for) provided by financing activities	(58,219)	16,915
Net (decrease) increase in cash and cash equivalents	(30,140)	22,068
Cash and cash equivalents at beginning of period	67,167	24,177
Cash and cash equivalents at end of period	$37,027	$46,245

Supplemental disclosures:
Loans transferred to real estate owned	$783	$5,316
Cash paid for interest on deposits	13,304	9,582
Cash paid for interest on borrowings	6,740	5,314
Cash paid for taxes	300	520

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of June 30, 2007 and for the six months ended June 30, 2007 and June 30, 2006 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007.  The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles.  The June 30, 2007 condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K. The Company’s condensed consolidated statement of condition as of December 31, 2006 has been derived from the audited consolidated statement of condition as of that date.

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

Since all of the stock options granted by the Company vested prior to January 1, 2006, the Company did not record any compensation expense related to its stock options for the three or six months ended June 30, 2007 and 2006.

Prior to the adoption of SFAS 123(R), unearned compensation related to the Company’s Recognition and Retention Plan (RRP) was classified as a separate component of stockholders’ equity.  In accordance with the provisions of SFAS 123(R), on January 1, 2006, the remaining balance of the Company’s unearned common stock related to the RRP was reclassified as additional paid-in capital on the Company’s statement of financial condition.

Stock Options

Under the Company’s stock option plans, shares of Company common stock are reserved for grant in the form of incentive and non-qualified stock options to directors, officers, and employees. The dates the stock options are first exercisable and expire are determined by the Compensation Committee of the Company’s Board of Directors at the time of the grant. The exercise price of the stock options is equal to the fair market value of the common stock on the grant date.  All of the Company’s options are fully vested.  The Company did not grant any options during the six months ended June 30, 2007 and 2006.

The following table presents the activity related to options under the Company’s stock option plans for the six months ended June 30, 2007.  The number of shares presented is in thousands.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2007	1,496	$12.09
Granted	–	–
Exercised	(152)	11.16
Forfeited	–	–
Options outstanding at June 30, 2007	1,344	12.20
Options exercisable at June 30, 2007	1,344	12.20

For stock options outstanding at June 30, 2007, the range of exercise prices was $8.19 to $14.76 and the weighted-average remaining contractual term was 4.6 years.

At June 30, 2007, the aggregate intrinsic value of options outstanding totaled $3.2 million.  This value represents the difference between the Company’s closing stock price on the last day of trading for the six months ended June 30, 2007 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on June 30, 2007.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $555,000 and $916,000, respectively.  The exercise of options during the same period resulted in cash receipts of $1.7 million and $2.1 million and a tax benefit of $203,000 and $298,000, respectively, which was recorded as an increase to equity.

The Company reissues treasury shares to satisfy option exercises.

Recognition and Retention Plan

In February 1999, the Company, with shareholder approval, established the RRP, which is a stock-based incentive plan, and a stock option plan.  The Bank contributed $7.5 million to the RRP to purchase an aggregate total of 714,150 shares of Company common stock.  At January 1, 2006, all shares had been granted under this plan.

The shares granted in the RRP vest to the participants at the rate of 20% per year.  As a result, expense for this plan is recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of that date.  The remaining unamortized cost of the RRP is reflected as a reduction in stockholders’ equity.  At June 30, 2007, the remaining unamortized cost of the RRP totaled $38,000.  The majority of the cost is expected to be recognized over the next twelve months.  The total grant date fair value of shares vested during the six months ended June 30, 2007 was $48,000.

The following table presents the activity for the RRP for the six months ended June 30, 2007.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	7,115	$13.84
Granted	–	–
Vested	(3,505)	13.83
Forfeited	–	–
Unvested as of June 30, 2007	3,610	$13.85

3.  Other Comprehensive Loss

The related income tax effect and reclassification adjustments to the components of other comprehensive loss for the periods indicated are as follows:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Unrealized holding losses arising during the period:
Unrealized net securities losses	$(989)	$(3,051)
Related tax benefit	386	1,159
Net	(603)	(1,892)
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net securities gains (losses)	10	(127)
Related tax (expense) benefit	(3)	49
Net	7	(78)
Total other comprehensive loss	$(610)	$(1,814)

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Net income	$2,281	$1,621	$3,594	$2,930

Weighted-average common shares outstanding	10,591,194	11,128,443	10,658,477	11,254,182
Weighted-average common share equivalents (1)	312,546	354,117	311,514	361,049
Weighted-average common shares and common share equivalents outstanding	10,903,740	11,482,560	10,969,991	11,615,231

Basic earnings per share	$0.22	$0.15	$0.34	$0.26
Diluted earnings per share	0.21	0.14	0.33	0.25

(1) Assumes exercise of dilutive stock options, a portion of the unearned awards under the RRP and treasury shares held in Rabbi Trust accounts.

The Company did not have any anti-dilutive options during the three months ended June 30, 2007.  For the six months ended June 30, 2007, the Company had an average of 10,000 anti-dilutive options.  The Company had an average of 20,000 and 119,000 anti-dilutive options for the three and six months ended June 30, 2006, respectively.  The anti-dilutive options were not included in the above earnings per share calculations.

5.  Change in Accounting Principle

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on January 1, 2007.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  As a result of the implementation of FIN 48, no material reserves for uncertain income tax positions have been recorded; however, the Company reduced its reserves for certain tax positions by $240,000.  This reduction was recorded as a cumulative effect adjustment to equity.

The Company files income tax returns in the U.S. federal, Indiana, and Illinois jurisdictions.  With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2003.

The Company’s policy for recording interest and penalties associated with audits is to record these items as a component of income tax expense in the consolidated statement of income.  For the six months ended June 30, 2007, the Company did not record any expense associated with interest or penalties.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 which will permit entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option).  The Fair Value Option permits all entities to choose to measure eligible items at fair value at specified election dates.  An entity will be required to report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is expected to improve financial reporting by providing entities with the opportunity to mitigate volatility without having to apply complex hedge accounting provisions and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.  The Company has not yet made a determination if it will elect to apply the options available in SFAS No. 159.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in this Form 10-Q, in other filings made by the Company with the U.S. Securities and Exchange Commission (SEC), and in the Company’s press releases or other stockholder communications, are forward-looking statements, as that term is defined in U.S. federal securities laws.  Generally, these statements relate to business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the Company’s affairs or the industry in which it conducts business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “would be,” “will,” “intends to,” “project”  or similar expressions or the negative thereof.

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

Overview

The Company’s net income for the three and six months ended June 30, 2007 increased 41% and 23%, respectively, to $2.3 million and $3.6 million, respectively, from the comparable 2006 periods reflecting an improved net interest margin and reduced operating costs.  Diluted earnings per share for the 2007 periods increased 50% and 32% to $0.21 and $0.33, respectively, when compared to the same 2006 periods.

The Company’s net interest margin expanded to 3.01% and 2.97%, respectively, for the three and six months ended June 30, 2007 from 2.93% and 2.88% for the comparable 2006 periods.  The increases were primarily a result of higher rates earned on interest-earning assets coupled with a reduction in the cost of borrowed money due to decreases in the amortization of the deferred premium on the early extinguishment of the Company’s Federal Home Loan Bank (FHLB) debt (Premium Amortization).  Partially offsetting these increases was an increase in the cost of deposits as a result of higher market interest rates during 2007.

The Company reduced its operating expenses to $8.1 million and $17.3 million, respectively, for the three and six months ended June 30, 2007 from $9.2 million and $18.0 million, respectively, for the comparable 2006 periods.  These reductions resulted in the improvement in the Company’s efficiency ratio to 71.2% and 77.2%, respectively, for the 2007 periods from 80.0% and 80.8% for the comparable 2006 periods.  The Company’s core efficiency ratios were 64.0% and 69.2% for the three and six months ended June 30, 2007, improvements from 65.7% and 65.5% for the comparable 2006 periods.

Total loans receivable were $808.1 million at June 30, 2007 compared to $802.4 million at December 31, 2006.  During the six months ended June 30, 2007, the Company had total loan fundings and purchases of $181.2 million which were offset by $173.9 million of loan repayments and sales.  The amount of loan repayments and sales for the 2007 period decreased from the higher level of repayments experienced during 2006.

While concerns are rising in the financial institutions industry regarding sub-prime lending, the Company has limited exposure to these types of loans.  At June 30, 2007, the Company’s retail loan portfolio includes $19.0 million, of loans to borrowers who meet its internal guidelines of a sub-prime retail borrower, which is primarily determined by the borrowers’ credit scores at the time of approval.  The average balance per loan for these loans is $58,000.  Of the total retail loans considered by the Company to be sub-prime, over 92% are current in their payments at June 30, 2007.

During the second quarter of 2007, the Company repaid $35.0 million of maturing FHLB debt by utilizing excess liquidity as well as through $20.3 million of sales of its available-for-sale securities.  As a result of the reduction in outstanding balances and the related decrease in Premium Amortization, the Company anticipates its cost of borrowings to decrease over the remainder of the year.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require the Company to establish various accounting policies.  Certain of these accounting policies require management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  The estimates, judgments and assumptions used by management are based on historical experience, projected results, internal cash flow modeling techniques and other factors which management believes are reasonable under the circumstances.

The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of its Annual Report on Form 10-K for the year ended December 31, 2006.  These policies, along with the disclosures presented in the notes to the Company’s unaudited financial statements included in Item 1 of this Form 10-Q and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in the Company’s financial statements.  Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.  Management currently views the determination of the allowance for losses on loans and the accounting for income taxes to be critical accounting policies.

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

	Three Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$808,331	$14,404	7.15%	$861,407	$15,326	7.14%
Securities (2)	293,424	3,475	4.69	292,112	3,150	4.27
Other interest-earning assets (3)	49,971	605	4.86	39,802	486	4.90
Total interest-earning assets	1,151,726	18,484	6.44	1,193,321	18,962	6.37

Non-interest earning assets	78,389			73,007
Total assets	$1,230,115			$1,266,328

Interest-bearing liabilities:
Deposits:
Checking accounts	$102,351	262	1.03	$104,306	262	1.01
Money market accounts	176,660	1,489	3.38	137,076	897	2.62
Savings accounts	148,469	243	0.66	165,265	140	0.34
Certificates of deposit	401,987	4,625	4.61	378,084	3,710	3.94
Total deposits	829,467	6,619	3.20	784,731	5,009	2.56

Borrowed money:
Other short-term borrowings (4)	18,343	197	4.31	8,361	92	4.41
FHLB debt (5)(6)	171,302	3,030	7.00	257,759	5,129	7.87
Total borrowed money	189,645	3,227	6.73	266,120	5,221	7.76
Total interest-bearing liabilities	1,019,112	9,846	3.88	1,050,851	10,230	3.90
Non-interest bearing deposits	64,717			63,357
Non-interest bearing liabilities	16,423			16,678
Total liabilities	1,100,252			1,130,886
Stockholders' equity	129,863			135,442
Total liabilities and stockholders' equity	$1,230,115			$1,266,328
Net interest-earning assets	$132,614			$142,470
Net interest income / interest rate spread		$8,638	2.56%		$8,732	2.47%
Net interest margin			3.01%			2.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.01%			113.56%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2007 period includes an average of $175.5 million of contractual FHLB borrowings reduced by an average of $4.2 million of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $1.3 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 6.73% compared to an average contractual rate of 4.03%.

(6)
The 2006 period includes an average of $269.9 million of contractual FHLB borrowings reduced by an average of $12.1 million of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $2.6 million of amortization of the deferred premium on early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 7.76% compared to an average contractual rate of 3.88%.

	Six Months Ended June 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$801,132	$28,456	7.16%	$877,860	$30,229	6.94%
Securities (2)	297,890	6,998	4.67	266,571	5,641	4.21
Other interest-earning assets (3)	66,453	1,681	5.10	44,154	1,049	4.79
Total interest-earning assets	1,165,475	37,135	6.43	1,188,585	36,919	6.26

Non-interest earning assets	77,685			71,260
Total assets	$1,243,160			$1,259,845

Interest-bearing liabilities:
Deposits:
Checking accounts	$101,684	511	1.01	$104,559	511	0.99
Money market accounts	183,937	3,159	3.46	132,008	1,639	2.50
Savings accounts	149,089	476	0.64	166,391	285	0.35
Certificates of deposit	402,748	9,167	4.59	376,266	7,122	3.82
Total deposits	837,458	13,313	3.21	779,224	9,557	2.47

Borrowed money:
Other short-term borrowings (4)	21,602	455	4.25	6,214	130	4.22
FHLB debt (5)(6)	175,489	6,205	7.03	257,801	10,264	7.92
Total borrowed money	197,091	6,660	6.72	264,015	10,394	7.83
Total interest-bearing liabilities	1,034,549	19,973	3.89	1,043,239	19,951	3.86
Non-interest bearing deposits	62,114			62,207
Non-interest bearing liabilities	16,018			16,639
Total liabilities	1,112,681			1,122,085
Stockholders' equity	130,479			137,760
Total liabilities and stockholders' equity	$1,243,160			$1,259,845
Net interest-earning assets	$130,926			$145,346
Net interest income / interest rate spread		$17,162	2.54%		$16,968	2.40%
Net interest margin			2.97%			2.88%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.66%			113.93%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2007 period includes an average of $180.4 million of contractual FHLB borrowings reduced by an average of $4.9 million of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $2.6 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 6.72% compared to an average contractual rate of 4.03%.

(6)
The 2006 period includes an average of $271.2 million of contractual FHLB borrowings reduced by an average of $13.4 million of unamortized premium on the early extinguishment of debt.  Interest expense on borrowed money includes $5.1 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 7.83% compared to an average contractual rate of 3.88%.

Rate / Volume Analysis

The following tables detail the effects of changing rates and volumes on the Company’s net interest income.  Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

	Three Months Ended June 30,
	2007 compared to 2006
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$24	$(945)	$(1)	$(922)
Securities	310	14	1	325
Other interest-earning assets	(4)	124	(1)	119
Total net change in income on interest- earning assets	330	(807)	(1)	(478)
Interest-bearing liabilities:
Deposits:
Checking accounts	5	(5)	–	–
Money market accounts	257	260	75	592
Savings accounts	130	(14)	(13)	103
Certificates of deposit	640	235	40	915
Total deposits	1,032	476	102	1,610
Borrowed money:
Other short-term borrowings	(2)	110	(3)	105
FHLB debt	(570)	(1,720)	191	(2,099)
Total borrowed money	(572)	(1,610)	188	(1,994)
Total net change in expense on interest- bearing liabilities	460	(1,134)	290	(384)
Net change in net interest income	$(130)	$327	$(291)	$(94)

	Six Months Ended June 30,
	2007 compared to 2006
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$952	$(2,642)	$(83)	$(1,773)
Securities	621	663	73	1,357
Other interest-earning assets	67	531	34	632
Total net change in income on interest- earning assets	1,640	(1,448)	24	216
Interest-bearing liabilities:
Deposits:
Checking accounts	14	(14)	–	–
Money market accounts	627	646	247	1,520
Savings accounts	247	(30)	(26)	191
Certificates of deposit	1,442	501	102	2,045
Total deposits	2,330	1,103	323	3,756
Borrowed money:
Other short-term borrowings	1	322	2	325
FHLB debt	(1,149)	(3,277)	367	(4,059)
Total borrowed money	(1,148)	(2,955)	369	(3,734)
Total net change in expense on interest- bearing liabilities	1,182	(1,852)	692	22
Net change in net interest income	$458	$404	$(668)	$194

Analysis of Statements of Income

Net Interest Margin.   The Company’s net interest margin for the three months ended June 30, 2007 increased eight basis points to 3.01% from 2.93% for the comparable 2006 period.  The Company’s net interest margin for the six months ended June 30, 2007 increased nine basis points to 2.97% from 2.88% for the 2006 period.  The net interest margin was favorably impacted by increased weighted-average yields on interest-earning assets coupled with a reduction in the average balance of borrowed money and in the amortization of the deferred premium on the early extinguishment of debt.  Partially offsetting these favorable impacts was an increase in the cost of deposits.

Interest Income.  The Company’s interest income was $18.5 million for the three months ended June 30, 2007 compared to $19.0 million for the 2006 period.  For the six months ended June 30, 2007, the Company’s interest income increased to $37.1 million from $36.9 million for the 2006 period.  The weighted-average yield on interest-earning assets increased 7 and 17 basis points to 6.44% and 6.43%, respectively, for the three and six months ended June 30, 2007 for the comparable 2006 periods.  These increases reflect the Company’s reinvestment of proceeds from maturities and paydowns of relatively low rate securities into higher yielding securities.  In addition, the six months ended June 30, 2007 includes the upward repricing of adjustable-rate loans reflecting higher market rates of interest from the 2006 period.  At June 30, 2007, the Company’s $808.1 million loan portfolio consisted of $183.3 million of variable-rate loans indexed to the Wall Street Journal Prime lending rate and another $347.0 million of variable-rate loans tied to other indices.

The Company’s average interest-earning assets were stable at $1.2 billion for the second quarter and year to date periods of 2007 compared to the 2006 periods.  The average balance of loans receivable during 2007 were negatively impacted by the unusually high level of loan repayments experienced during 2006 due to: (i) the borrower’s sale of the underlying collateral to take advantage of increases in real estate values at the time; (ii) the Company’s focus on strengthening its credit quality by allowing certain lending relationships to be refinanced elsewhere; and (iii) the availability of lower interest rates for borrowers through conduit financing arrangements.

Interest Expense.  The Company’s total interest expense was $9.8 million and $20.0 million, respectively, for the three and six months ended June 30, 2007 compared to $10.2 million and $20.0 million, respectively, for the 2006 periods.  The Company’s average cost of interest-bearing liabilities was relatively stable at 3.88% and 3.89%, respectively, for the three and six months ended June 30, 2007 when compared to the comparable 2006 periods as increases in the cost of deposits were offset by decreases in the cost of borrowed money.

Interest expense on interest-bearing deposits was $6.6 million and $13.3 million, respectively, for the three and six months ended June 30, 2007.  The average cost of interest-bearing deposits increased 64 basis points and 74 basis points, respectively, for the three and six months ended June 30, 2007 from the comparable 2006 periods due to the upward repricing of money market accounts and certificates of deposit as a result of higher market interest rates existing since early 2006.  To mitigate the impact of increasing market interest rates, the Company continues to focus on growing non-interest bearing deposits and managing the run-off of single-service high-rate certificates of deposit.

The Company’s total interest expense for the three and six months ended June 30, 2007 was positively impacted by decreases in interest expense on borrowed money of $2.0 million and $3.7 million, or 38.2% and 35.9%, respectively, compared to the same 2006 periods.  These decreases were primarily the result of lower average balances of the Company’s FHLB debt as a result of the maturities and repayments.  In addition, the amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) that was included in the Company’s total interest expense on borrowings decreased to $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2007 from $2.6 million and $5.1 million, respectively, for the comparable 2006 periods.  The Premium Amortization adversely impacted the Company’s net interest margin by 44 basis points and 86 basis points, respectively, for the three months ended June 30, 2007 and 2006.  For the six months ended June 30, 2007 and 2006, the Premium Amortization adversely impacted net interest margin by 45 basis points and 87 basis points, respectively.  The interest expense related to the Premium Amortization is expected to be $1.1 million, $851,000, $527,000 and $449,000 before taxes in the quarters ended September 30, 2007, December 31, 2007, March 31, 2008 and June 30, 2008, respectively.

           Provision for losses on loans.  The Company’s provision for losses on loans was $126,000 for the three months ended June 30, 2007 compared to $173,000 for the 2006 period.  The Company’s provision for losses on loans was $313,000 and $558,000, respectively, for the six months ended June 30, 2007 and 2006.  The decrease in the provision for losses on loans from the comparable 2006 periods is primarily related to decreased charge-offs and impairment reserves required for impaired loans.  For additional information, see “Changes in Financial Condition –

Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Non-interest income.  The following table identifies the changes in non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Service charges and other fees	$1,670	$1,710	(2.3)%	$3,239	$3,312	(2.2)%
Card-based fees	380	335	13.4	722	653	10.6
Commission income	36	55	(34.5)	67	117	(42.7)
Subtotal fee based revenues	2,086	2,100	(0.7)	4,028	4,082	(1.3)
Income from bank-owned life insurance	403	396	1.8	808	788	2.5
Other income	206	286	(28.0)	446	475	(6.1)
Subtotal	2,695	2,782	(3.1)	5,282	5,345	(1.2)
Security gains (losses), net	(1)	–	NM	10	(127)	107.9
Other asset gains (losses), net	(1)	47	(102.1)	10	48	(79.2)
Total non-interest income	$2,693	$2,829	(4.8)%	$5,302	$5,266	0.7%

The Company’s service charges and other fees decreased during the three and six months ended June 30, 2007 from the comparable 2006 periods due to lower volume of overdrafts during the year as deposit customers are changing their behavior patterns related to overdrafts and fees.  Card-based fees increased during the three and six months ended June 30, 2007 from the 2006 periods due to higher usage of and an increase in the number of active ATM and debit cards.  Commission income from the Company’s third-party service provider for the sale of investment products was lower for the 2007 periods as rates offered on certificates of deposit have become more competitive relative to the yields available on non-deposit products.

Non-interest expense.  The following table identifies the changes in non-interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,950	$3,849	2.6%	$8,612	$7,775	10.8%
Retirement and stock related compensation	229	727	(68.5)	566	1,448	(60.9)
Medical and life benefits	200	550	(63.6)	425	850	(50.0)
Other employee benefits	28	70	(60.0)	59	146	(59.6)
Subtotal compensation and employee benefits	4,407	5,196	(15.2)	9,662	10,219	(5.5)
Net occupancy expense	694	652	6.4	1,447	1,314	10.1
Professional fees	390	413	(5.6)	960	764	25.7
Data processing	566	678	(16.5)	1,129	1,351	(16.4)
Furniture and equipment expense	566	541	4.6	1,100	968	13.6
Marketing	190	391	(51.4)	401	589	(31.9)
Other general and administrative expense	1,256	1,370	(8.3)	2,637	2,763	(4.6)
Total non-interest expense	$8,069	$9,241	(12.7)%	$17,336	$17,968	(3.5)%

The Company’s non-interest expense for the three and six months ended June 30, 2007 when compared to the same 2006 periods were positively impacted by the following:

•	reduced retirement and stock-related compensation expense pertaining to the Company’s 2007 ESOP loan modification totaling $267,000 and $292,000, respectively;
•	reduced pension expense totaling $230,000 and $590,000, respectively;
•
decreased medical and life benefits expense of $350,000 and $425,000, respectively, due to the realization of cost savings from switching the Company’s service provider during 2006 and a reduction in the number of large medical claims during 2007;

•	decreased data processing expenses as a result of bringing the items processing in-house; and
•	reduced marketing expenses due to the elimination of certain legacy marketing initiatives deemed no longer effective and the reassessment of current marketing strategies and outsourcing arrangements

The above decreases were partially offset by the following:

•
increased compensation and mandatory benefits as a result of the hiring of additional commercial lenders since early 2006 as well as severance expense incurred during the first quarter of 2007 related to the Company’s reduction in force;

•
increased professional fees primarily during the first quarter of 2007 that were associated with the implementation of the Company’s customer-centric relationship management program and legal expenses relating to modifications to the Bank’s ESOP loan and 401(k) benefit plan, the reduction in the workforce and new SEC proxy disclosure requirements; and

•	increased net occupancy expense and furniture and equipment expense primarily due to the opening of the Company’s Tinley Park, Illinois office during the first quarter of 2007

The Company’s efficiency and core efficiency ratios for the three and six months ended June 30, 2007 and 2006 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Efficiency ratio:
Non-interest expense	$8,069	$9,241	$17,336	$17,968
Net interest income before the provision for losses on loans plus non-interest income	$11,331	$11,561	$22,464	$22,234
Efficiency ratio	71.21%	79.93%	77.17%	80.81%

Core efficiency ratio:
Non-interest expense	$8,069	$9,241	$17,336	$17,968
Net interest income before the provision for losses on loans plus non-interest income	$11,331	$11,561	$22,464	$22,234
Adjustments:
Net realized (gains) losses on sale of securities available-for-sale	1	–	(10)	127
Net realized (gains) losses on sales of other assets	1	(47)	(10)	(48)
Amortization of deferred premium on the early extinguishment of debt	1,276	2,555	2,627	5,123
Net interest income before the provision for losses on loans plus non-interest income - as adjusted	$12,609	$14,069	$25,071	$27,436
Core efficiency ratio	63.99%	65.68%	69.15%	65.49%

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

Income Tax Expense.  The Company’s income tax expense for the second quarter of 2007 was $855,000 compared to $526,000 for the 2006 period.  The income tax expense for the six months ended June 30, 2007 was $1.2 million compared to income tax expense of $778,000 for the comparable 2006 period.  The Company’s effective tax rates increased for the 2007 periods to 27.3% and 25.4% from 24.5% and 21.0% for the 2006 periods, respectively.  The increase in the effective tax rate was primarily due to a decreased percentage of tax credits and permanent differences to income before taxes for the 2007 periods compared to the 2006 periods resulting primarily from increased income before taxes.  Permanent tax differences, primarily related to the Company’s investment in bank-owned life insurance, and the application of available tax credits continue to have a favorable impact on income tax expense.

Changes in Financial Condition

Securities.  The amortized cost of the Company’s securities and their fair values were as follows at June 30, 2007 and December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At June 30, 2007:
Government sponsored entity (GSE) securities (1)	$250,810	$171	$(1,348)	$249,633
Mortgage-backed securities	15,115	–	(227)	14,888
Collateralized mortgage obligations	4,672	2	(69)	4,605
Equity securities	1,260	18	–	1,278
	$271,857	$191	$(1,644)	$270,404

At December 31, 2006:
Government sponsored entity (GSE) securities (1)	$267,148	$905	$(1,139)	$266,914
Mortgage-backed securities	20,234	8	(254)	19,988
Collateralized mortgage obligations	10,612	22	(112)	10,522
Equity securities	1,385	116	–	1,501
	$299,379	$1,051	$(1,505)	$298,925

               (1)  At June 30, 2007 and December 31, 2006, the Company held $2.4 million and $15.3 million, respectively, of callable GSE securities.

During the six months ended June 30, 2007, the Company purchased $40.9 million of available-for-sale securities which was more than offset by $48.4 million of maturities and paydowns and $20.3 million of sales.  The Company realized an aggregate net gain of $10,000 on the sales of the securities.  The proceeds from the sales and the maturities and paydowns were utilized to repay $35.0 million of maturing FHLB debt, to purchase additional available-for-sale securities and for general liquidity needs of the Company.

The Company evaluates all securities for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in Financial Accounting Standards Board Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments on a quarterly basis, and more frequently when economic conditions warrant any additional evaluations.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The Company may also evaluate securities for OTTI more frequently when economic or market concerns warrant additional evaluations.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain within other comprehensive income in stockholders’ equity and not recognized in income until the security is ultimately sold.

At June 30, 2007, all securities available-for-sale with a loss position were issued by the federal government, its agencies or GSEs, including the Federal National Mortgage Association and Freddie Mac, and in management’s belief, the unrealized losses as of June 30, 2007 were attributable to changes in market interest rates and not the credit quality of the issuers.  Management does not believe any of these securities are other-than-temporarily impaired. As of June 30, 2007, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans.  Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$338,167	41.9%	$339,110	42.2%	(0.3)%
Construction and land development	126,193	15.6	128,529	16.0	(1.8)
Commercial and industrial	54,365	6.7	35,743	4.5	52.1
Total commercial and construction loans	518,725	64.2	503,382	62.7	3.0

Retail loans:
Single-family residential	222,902	27.6	225,007	28.1	(0.9)
Home equity lines of credit	63,465	7.8	70,527	8.8	(10.0)
Other	3,040	0.4	3,467	0.4	(12.3)
Total retail loans	289,407	35.8	299,001	37.3	(3.2)

Total loans receivable, net of unearned fees	$808,132	100.0%	$802,383	100.0%	0.7%

Total loans were relatively stable at $808.1 million at June 30, 2007 when compared to December 31, 2006.  The commercial and construction loan portfolio increased $15.3 million or 3.0% primarily as a result of fundings and purchases of commercial and industrial loans totaling $62.7 million which were partially offset by repayments of $42.5 million during 2007.  The amount of loan repayments and sales for 2007 has decreased from the higher level of repayments experienced during 2006 which included $109.5 million during the fourth quarter of 2006.  At June 30, 2007, the Company had $34.6 million of commercial and construction loans approved but not yet closed.

Partially offsetting the commercial and construction loan increase is a decrease of $9.6 million or 3.2% of the retail loan portfolio.  This decrease is primarily the result of a $7.1 million or 10.0% decrease in home equity lines of credit.  As the interest rate on this product continues to increase with increases in market interest rates, many borrowers have elected to reduce their outstanding balances either by increasing their principal payments or by converting all or a portion of their home equity line of credit to a fixed-rate amortizing loan product.

Allowance for Losses on Loans.  The Company maintains the allowance for losses on loans at a level that management believes is sufficient to absorb credit losses inherent in the loan portfolio.  The allowance for losses on loans represents the Company’s estimate of inherent losses existing in the loan portfolio that are both probable and reasonable to estimate at each balance sheet date and is based on its review of available and relevant information.  The Company believes that at June 30, 2007 the allowance for losses on loans was adequate.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$11,400	$13,337	$11,184	$12,939
Provision for losses on loans	126	173	313	558
Charge-offs	(915)	(1,837)	(1,035)	(1,984)
Recoveries	13	17	162	177
Balance at end of period	$10,624	$11,690	$10,624	$11,690

	June 30, 2007	December 31, 2006	June 30, 2006
Allowance for losses on loans to total loans	1.31%	1.39%	1.39%
Allowance for losses on loans to non-performing loans	36.42	40.64	62.07

The decrease in the provision for the losses on loans for the 2007 periods was primarily related to decreased charge-offs and valuation reserves required for impaired loans coupled with reductions in the estimated SFAS No. 5 component of the allowance for losses on loans as the Company’s loan portfolio decreased from June 30, 2006.  The Company’s realized net charge-offs through the allowance for losses on loans for the second quarter of 2007 included $776,000 as a result of partial charge-offs related to two of its impaired construction and land development loans.  One of the loans charged-off had a previous impairment allocation of $500,000.

Non-performing Assets.  The following table summarizes the Company’s non-accrual loans as well as information relating to the Company’s non-performing assets as of the dates indicated.  Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  The Company had no loans past due 90 days or more still on interest accrual at either date presented.

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$14,869	$15,863
Construction and land development	9,850	7,192
Commercial and industrial	510	455
Total commercial and construction loans	25,229	23,510

Retail loans:
Single-family residential	3,112	3,177
Home equity lines of credit	737	772
Other	94	58
Total retail loans	3,943	4,007
Total non-accrual loans	29,172	27,517
Other real estate owned, net	632	321
Total non-performing assets	29,804	27,838
90 days past due and still accruing interest	–	–
Total non-performing assets plus 90 days past due loans still accruing interest	$29,804	$27,838

Asset Quality Ratios:
Non-performing assets to total assets	2.48%	2.22%
Non-performing loans to total loans	3.61%	3.43%

The decrease in the Company’s non-accrual commercial real estate loans was primarily related to the payoff of one loan totaling $448,000 and the transfer of two loans totaling $405,000 from non-accrual status into other real estate owned.  One of these properties was sold during the second quarter of 2007 resulting in a recognized loss of $6,000.

The change in the Company’s construction and land development non-accrual loans was primarily the result of the transfer of a $3.0 million loan participation purchased collateralized by property located in Florida to non-accrual status during the second quarter of 2007.

At June 30, 2007 and December 31, 2006, 27.5% and 29.6%, respectively, of the Company’s non-accrual loans consisted of two impaired commercial real estate loans secured by properties and assets utilized in the hotel industry.  Both of these loans have been on non-accrual status since 2004.

Included in non-performing assets are loans considered impaired.  Impaired loans totaled $19.9 million and $18.2 million with required impairment reserves of $4.0 million and $4.5 million, respectively, at June 30, 2007 and December 31, 2006.

The Company continues to explore ways to reduce its overall exposure in these non-performing loans through various alternatives, including the potential sale of certain of these non-performing assets.  Any future impact to the Company’s allowance for losses on loans in the event of such sales or other similar actions cannot be reasonably determined at this time.

Potential Problem Assets.  The Company’s potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to the Company’s internal loan grading system that do not meet the definition of a non-performing loan, totaled $13.6 million at June 30, 2007, an increase from $5.6 million at December 31, 2006.  During the second quarter of 2007, the Company downgraded a performing $8.4 million construction and land development purchased loan participation collateralized by property within the Company’s Illinois market as a result of cancellations of purchase contracts and slower than anticipated lot sales.  Based on estimated individual lot values that the Company has received from the lead lender, the Company believes that the outstanding loan balance at June 30, 2007 is adequately collateralized.  The Company expects to receive updated appraisal information during the third quarter of 2007 and will reevaluate this loan at that time.  The Company also has contingent liabilities in the form of its participation interest in two letters of credit totaling $2.8 million with the same borrower.

Deposits and Borrowed Money.  The following table identifies the dollar amount and percentage of total deposits in each deposit category offered by the Company at the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$65,104	7.3%	$58,547	6.5%	11.2%
Interest-bearing	101,160	11.4	100,912	11.1	0.2
Money market accounts	169,294	19.1	182,153	20.1	(7.1)
Savings accounts	144,966	16.3	148,707	16.4	(2.5)
Core deposits	480,524	54.1	490,319	54.1	(2.0)
Certificates of deposit:
Less than $100,000	271,843	30.6	281,810	31.0	(3.5)
$100,000 or greater	135,447	15.3	134,966	14.9	0.4
Time deposits	407,290	45.9	416,776	45.9	(2.3)
Total deposits	$887,814	100.0%	$907,095	100.0%	(2.1)

The Company’s total deposits decreased $19.3 million, or 2.1%, to $887.8 million at June 30, 2007 from $907.1 million at December 31, 2006.  The Company grew non-interest bearing deposits by $6.6 million, or 11.2%, primarily as a result of growth in non-interest bearing business deposits.  Offsetting this growth was a decrease of $12.9 million, or 7.1%, in money market accounts primarily related to the cyclical nature of municipal deposits.  Certificates of deposit also decreased by $9.5 million as a result of the managed run-off of single-service high-rate promotional certificates during the first quarter of 2007.

The Company offers specific deposit agreements to local municipalities and other public entities.  These public balances are included as a part of the Company’s total deposits and totaled $53.2 million and $54.5 million, respectively, at June 30, 2007 and December 31, 2006.

In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in a pool of multiple securities owned by the Bank.  The swept funds are not recorded as deposits by the Bank and instead are considered and classified as other short-term borrowings which provide a lower-cost funding alternative for the Company as it compares to FHLB advances.  At June 30, 2007, the Company had $24.2 million in Repo Sweeps which are not included in the above deposit totals, of which $19.7 million were Repo Sweeps with municipalities and other public entities.

The Company’s borrowed money consisted of the following at the dates indicated:

	June 30, 2007		December 31, 2006
	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
	(Dollars in thousands)
Other short-term borrowings
Repo Sweeps	4.20%	$24,238	4.75%	$23,117
Secured advances from FHLB – Indianapolis:
Maturing in 2007 – fixed-rate	3.67	52,000	3.65	87,000
Maturing in 2008 – fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 – fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 – fixed-rate (1)	6.71	1,190	6.71	1,190
Maturing in 2018 – fixed-rate (1)	5.54	2,763	5.54	2,763
Maturing in 2019 – fixed-rate (1)	6.31	7,301	6.31	7,372
		150,254		185,325
Less: deferred premium on early extinguishment of debt		(3,540)		(6,167)
Net FHLB – Indianapolis advances		146,714		179,158

Total borrowed money		$170,952		$202,275
Weighted-average contractual interest rate	4.03%		4.02%

                (1)  These advances are amortizing borrowings and are listed by their contractual maturity.

The Company’s short-term borrowings include its Repo Sweeps which are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings.  The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

The decrease in the Company’s borrowed money was due to repayment during the second quarter of 2007 of $35.0 million of matured FHLB debt.  The Company utilized proceeds from the sales of its available-for-sale security portfolio as well as its excess liquidity to repay the maturing debt.

At June 30, 2007, the Bank had two lines of credit with a maximum of $40.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing.  At June 30, 2007, the Bank had no borrowings outstanding under these lines.  During the second quarter of 2007, these lines were used for liquidity purposes.  The maximum amount borrowed pursuant to these lines was $11.3 million and the weighted-average rate paid during the quarter was 5.5%.

At June 30, 2007, the Company also had a $5.0 million revolving line of credit.  Each borrowing under the line of credit carries an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate, at the Company’s option.  The line of credit was obtained by the Company and is secured by all of the stock of the Bank held by the Company.  The Company has not borrowed any funds under this line of credit.  The line of credit matures on March 21, 2008.

Capital Resources.  The Company’s stockholders’ equity at June 30, 2007 was $128.3 million compared to $131.8 million at December 31, 2006.  The decrease during the first six months of 2007 was primarily due to:

•     repurchases of shares of the Company’s common stock during 2007 totaling $6.5 million;
•     cash dividends declared totaling $2.6 million; and
•     increases in accumulated other comprehensive losses of $610,000.

The following increases in stockholders’ equity during the first six months of 2007 partially offset the aforementioned decreases:

•     net income of $3.6 million; and
•     proceeds from stock option exercises totaling $1.7 million.

During the second quarter of 2007, the Company repurchased 173,788 shares of its common stock at an average price of $14.93 per share pursuant to the share repurchase plan approved in February 2007.  At June 30, 2007, the Company had 350,967 shares remaining to be repurchased under this plan.  Since its initial public offering, the Company has repurchased an aggregate of 13,621,805 shares of its common stock at an average price of $12.16 per share.  For additional information, see “Part II. Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.”

At June 30, 2007, the Bank’s regulatory capital was in excess of regulatory requirements set by the Office of Thrift Supervision (OTS).  The current requirements and the Bank's actual levels at June 30, 2007 and at December 31, 2006 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2007:
Risk-based	$132,043	13.90%	$76,004	>8.00%	$95,005	>10.00%
Tangible	121,449	10.10	18,038	>1.50	24,051	>2.00
Core	121,449	10.10	48,101	>4.00	60,127	>5.00

As of December 31, 2006:
Risk-based	$132,762	14.10%	$75,332	>8.00%	$94,165	>10.00%
Tangible	121,599	9.71	18,780	>1.50	25,040	>2.00
Core	121,599	9.71	50,080	>4.00	62,600	>5.00

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

At June 30, 2007, the Company had cash and cash equivalents of $37.0 million, which was a decrease from $67.2 million at December 31, 2006.  The decrease was mainly the result of:

•	purchases of available-for-sale securities totaling $40.9 million;
•	repayments of borrowed money totaling $35.1 million;
•	decreases in the balances of deposit accounts totaling $19.4 million;
•	repurchases of the Company’s common stock totaling $6.5 million; and
•	net loan fundings totaling $6.5 million.

          The above cash outflows were partially offset by:

•	proceeds from sales, maturities and paydowns of securities aggregating $68.8 million; and
•	net cash provided by operating activities totaling $7.9 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio.  The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  CFS Bancorp, Inc. also has $5.0 million of available liquidity under its line of credit.  Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  On a parent company-only basis, for the six months ended June 30, 2007, the parent company received $5.5 million in dividends from the Bank.  At June 30, 2007, the parent company had $3.7 million in cash and cash equivalents and $170,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of June 30, 2007:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$92,259	$47,573	$656	$9,766	$150,254
Repo Sweeps (2)	24,238	–	–	–	24,238
Operating leases	637	720	168	7	1,532
Dividends payable on common stock	1,317	–	–	–	1,317
	$118,451	$48,293	$824	$9,773	$177,341

                (1)  Does not include interest expense at the weighted-average contractual rate of 4.00% for the periods presented.
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

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less.  These deposits totaled $351.2 million at June 30, 2007.  Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Company.

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

The following table details the amounts and expected maturities of significant commitments at June 30, 2007:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$25,407	$4,706	$1,159	$820	$32,092
Retail	14,614	–	–	–	14,614
Commitments to purchase loans:
Commercial	10,000	–	–	–	10,000
Commitments to fund unused construction loans	19,074	37,051	6,157	6,411	68,693
Commitments to fund unused lines of credit:
Commercial	18,905	12,449	4,224	247	35,825
Retail	12,918	107	260	59,111	72,396
Letters of credit	5,029	625	692	–	6,346
Credit enhancements	3,439	37,583	–	5,300	46,322
	$109,386	$92,521	$12,492	$71,889	$286,288

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  All commitments to extend credit or to purchase loans expire within the following year.  Letters of credit expire at various times through 2011.  Credit enhancements expire at various times through 2014.

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

The following table presents, as of March 31, 2007 and December 31, 2006 an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent and parallel shifts in the yield curve in 100 basis point (1%) increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.  Information as of June 30, 2007 was not available prior to the filing of this Form 10-Q.  The Company does not believe the results as of June 30, 2007 would be materially different than the results presented as of March 31, 2007.  As illustrated in the table, the Bank’s NPV in the base case (0 basis point change) increased $2.7 million from $178.3 million at December 31, 2006 to $180.9 million at March 31, 2007.  The primary causes for this increase were changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

	Net Portfolio Value
	At March 31, 2007			At December 31, 2006
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed change in interest rates (basis points)
+300	$145,208	$(35,743)	(19.8)%	$145,688	$(32,565)	(18.3)%
+200	158,639	(22,312)	(12.3)	157,889	(20,364)	(11.4)
+100	170,608	(10,343)	(5.7)	168,493	(9,760)	(5.5)
0	180,951	–	–	178,253	–	–
-100	189,800	8,849	4.9	185,481	7,228	4.1
-200	196,876	15,925	8.8	192,248	13,995	7.9

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

A key assumption which is controlled by the Bank for use in its earnings at risk model is the assumed repricing sensitivity of its non-maturing core deposit accounts.  The following assumptions were used by the Bank for the repricing of non-maturity core deposit accounts.

	Percentage of Deposits Repricing In First Year
	June 30, 2007	December 31, 2006
Deposit category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at June 30, 2007 and December 31, 2006.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	June 30, 2007	December 31, 2006
Assumed change in interest rates (basis points):
+200	(0.5)%	(0.8)%
+100	–	(0.2)
-100	(0.5)	(0.6)
-200	(1.7)	(3.1)

The earnings at risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment.  The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to decrease 0.5% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 1.7% in year one.  The Bank’s exposure to interest rate risk improved at June 30, 2007 compared to December 31, 2006 primarily as a result of an increase in shorter-term funding sources and reinvesting shorter-term securities into longer-term, non-amortizing securities.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies.  The Bank currently plans on continuing to reduce its exposure to falling interest rates by lengthening the duration of its securities portfolio increasing its core deposit balances and replacing fixed-rate borrowings with variable-rate borrowings.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At June 30, 2007, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would have a non-material impact on the results presented.

Item 4.  Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended (the 1934 Act)) occurred during the second quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.  Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements,” of Part 1 - Item 2 of this Form 10-Q and in Part 1 - Item 1A of the Company’s  Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)  Not applicable.

(b)  Not applicable.

(c)  The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2007	31,761	$14.96	31,761	492,994
May 1-31, 2007	64,040	15.00	64,040	428,954
June 1-30, 2007	77,987	14.87	77,987	350,967
Total	173,788	14.93	173,788	350,967

(1)
The Company publicly announced on February 27, 2007 a repurchase program for 600,000 shares.  Prior to April 1, 2007, 75,245 shares had been repurchased under that program.  During July 2007, the Company repurchased 34,942 shares under this program.

Item 3.  Defaults Upon Senior Securities

(a)  None.

(b)  Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  An annual meeting of stockholders of the Company was held on April 24, 2007 (Annual Meeting).

(b)  Not applicable.

(c)  There were 11,072,263 shares of the Company’s common stock eligible to be voted at the Annual Meeting and 9,077,145 shares were represented at the meeting by the holders thereof or by proxy, which constituted a quorum.  The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

(1)  Election of two directors for a three-year term.

Frank D. Lester	8,539,648 FOR	537,497 WITHHELD
Thomas F. Prisby	8,528,075 FOR	549,070 WITHHELD

(2)	Ratify the appointment of BKD, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2007.

                           8,663,229 FOR                               93,960  AGAINST                         319,956  ABSTAIN

There were no broker non-votes with respect to the matters considered at the Annual Meeting.

(d)  None.

Item 5.  Other Information

(a)  None.

(b)  None.

Item 6.  Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).

3.1	Certificate of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (1)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (2)
10.1	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (3)
10.2	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (3)
10.3	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (4)
10.4	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (4)
10.5	CFS Bancorp, Inc. 2003 Stock Option Plan (5)
10.6	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (3)
10.7	Employment Agreement entered into between Citizens Financial Bank and Thomas L. Darovic (3)
10.8	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (3)
10.9	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic (3)
10.10	Employment Agreement entered into between Citizens Financial Services, FSB and Zoran Koricanac (6)
10.11	Employment Agreement entered into between CFS Bancorp, Inc. and Zoran Koricanac (6)
10.12	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (6)
10.13	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (6)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Stockholders filed with the SEC on March 25, 2005.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(3)	Incorporated by reference from the Company’s Form 8-K filed on July 7, 2006.
(4)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 23, 2001.
(5)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 31, 2003.
(6)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: August 3, 2007	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman and
Chief Executive Officer

Date: August 3, 2007	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer