Form 10-Q
period 2007-09-30
CFS BANCORP INC
filed 2007-10-30
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐                                                                Accelerated filer ☑                                                      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The Registrant had 10,755,640 shares of Common Stock issued and outstanding as of October 24, 2007.

CFS BANCORP, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Condition	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	36

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 1A.	Risk Factors	37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Defaults upon Senior Securities	37

Item 4.	Submission of Matters to a Vote of Security Holders	38

Item 5.	Other Information	38

Item 6.	Exhibits	39

Signature Page		40

Certifications for Principal Executive Officer and Principal Financial Officer
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.0

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	September 30, 2007	December 31, 2006
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions	$15,934	$33,194
Interest-bearing deposits	9,772	20,607
Federal funds sold	2,942	13,366
Cash and cash equivalents	28,648	67,167

Securities available-for-sale, at fair value	232,580	298,925
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944

Loans receivable	820,832	802,383
Allowance for losses on loans	(11,277)	(11,184)
Net loans	809,555	791,199

Interest receivable	6,654	7,523
Other real estate owned	1,140	321
Office properties and equipment	19,177	17,797
Investment in bank-owned life insurance	36,052	35,876
Other assets	10,300	10,339
Goodwill and intangible assets	1,250	1,299
Total assets	$1,169,300	$1,254,390

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$859,856	$907,095
Borrowed money	161,208	202,275
Advance payments by borrowers for taxes and insurance	7,639	4,194
Other liabilities	10,995	9,020
Total liabilities	1,039,698	1,122,584

Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	–	–
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,756,189 and 11,134,331 shares outstanding	234	234
Additional paid-in capital	191,086	190,825
Retained earnings	96,250	94,344
Treasury stock, at cost; 12,542,341 and 12,164,754 shares	(154,074)	(148,108)
Treasury stock held in Rabbi Trust, at cost; 124,776 and 124,221 shares	(1,636)	(1,627)
Unallocated common stock held by Employee Stock Ownership Plan	(3,204)	(3,564)
Accumulated other comprehensive income (loss), net of tax	946	(298)
Total stockholders’ equity	129,602	131,806
Total liabilities and stockholders’ equity	$1,169,300	$1,254,390

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$14,362	$14,798	$42,818	$45,027
Securities	3,036	3,482	10,034	9,123
Other	468	625	2,149	1,674
Total interest income	17,866	18,905	55,001	55,824
Interest expense:
Deposits	6,516	5,752	19,829	15,309
Borrowed money	2,800	5,300	9,460	15,694
Total interest expense	9,316	11,052	29,289	31,003
Net interest income	8,550	7,853	25,712	24,821
Provision for losses on loans	884	413	1,197	971
Net interest income after provision for losses on loans	7,666	7,440	24,515	23,850
Non-interest income:
Service charges and other fees	1,786	1,730	5,025	5,042
Card-based fees	382	327	1,104	980
Commission income	40	32	107	149
Net realized gains (losses) on available-for-sale securities	(1)	877	9	750
Net gains (losses) on sale of other assetsother assets	3	(1,339)	13	(1,291)
Income from bank-owned life insurance	404	401	1,212	1,189
Other income	228	241	674	716
Total non-interest income	2,842	2,269	8,144	7,535
Non-interest expense:
Compensation and employee benefits	4,343	5,027	14,005	15,246
Net occupancy expense	766	609	2,213	1,923
Data processing	540	559	1,669	1,910
Furniture and equipment expense	557	548	1,657	1,516
Professional fees	240	319	1,200	1,083
Marketing	214	442	615	1,031
Amortization of core deposit intangibles	16	16	49	49
Other general and administrative expenses	1,349	1,408	3,953	4,138
Total non-interest expense	8,025	8,928	25,361	26,896
Income before income taxes	2,483	781	7,298	4,489
Income tax expense	587	1	1,808	779
Net income	$1,896	$780	$5,490	$3,710

Per share data:
Basic earnings per share	$0.18	$0.07	$0.52	$0.33
Diluted earnings per share	0.18	0.07	0.50	0.32
Cash dividends declared per share	0.12	0.12	0.36	0.36
Weighted-average shares outstanding	10,460,716	10,899,012	10,591,832	11,134,491
Weighted-average diluted shares outstanding	10,741,093	11,248,382	10,892,853	11,491,605

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP	Unearned Common Stock Acquired By RRP	Accumulated Other Compre-hensive Income/ (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2006	$234	$190,402	$94,379	$(136,229)	$(4,762)	$(111)	$(1,546)	$142,367
Net income	–	–	3,710	–	–	–	–	3,710
Other comprehensive income, net of tax: Change in unrealized loss on available-for-sale securities, net of reclassification adjustment							922	922
Total comprehensive income								4,632
Purchase of treasury stock	–	–	–	(14,705)	–	–	–	(14,705)
Cumulative effect of change in accounting for Rabbi Trust shares	–	–	(92)	(1,609)	–	–	–	(1,701)
Net purchases of Rabbi Trust shares	–	–	–	(11)	–	–	–	(11)
Shares earned under ESOP	–	424	–	–	898	–	–	1,322
Reclassification of unearned compensation to additional paid-in capital upon the adoption of SFAS 123(R)	–	(111)	–	–	–	111	–	–
Amortization of award under RRP	–	48	–	–	–	–	–	48
Exercise of stock options	–	(474)	–	3,417	–	–	–	2,943
Tax benefit related to stock options exercised	–	403	–	–	–	–	–	403
Dividends declared on common stock ($0.36 per share)	–	–	(3,988)	–	–	–	–	(3,988)
Balance at September 30, 2006	$234	$190,692	$94,009	$(149,137)	$(3,864)	$–	$(624)	$131,310

Balance at January 1, 2007	$234	$190,825	$94,344	$(149,735)	$(3,564)	$–	$(298)	$131,806
Net income	–	–	5,490	–	–	–	–	5,490
Other comprehensive income, net of tax: Change in unrealized loss on available-for-sale securities, net of reclassification adjustment							1,244	1,244
Total comprehensive income								6,734
Purchase of treasury stock	–	–	–	(7,837)	–	–	–	(7,837)
Net purchases of Rabbi Trust shares	–	–	–	(9)	–	–	–	(9)
Shares earned under ESOP	–	168	–	–	360	–	–	528
Amortization of award under RRP	–	48	–	–	–	–	–	48
Cumulative change in accounting principle under the adoption of FIN 48	–	–	240	–	–	–	–	240
Exercise of stock options	–	(161)	–	1,871	–	–	–	1,710
Tax benefit related to stock options exercised	–	206	–	–	–	–	–	206
Dividends declared on common stock ($0.36 per share)	–	–	(3,824)	–	–	–	–	(3,824)
Balance at September 30, 2007	$234	$191,086	$96,250	$(155,710)	$(3,204)	$–	$946	$129,602

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
	(Dollars in thousands)
Operating activities:
Net income	$5,490	$3,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	1,197	971
Depreciation and amortization	1,274	1,130
Premium amortization on the early extinguishment of debt	3,689	7,587
Net premium amortization on securities available-for-sale	(476)	(361)
Deferred income tax expense (benefit)	2,204	(493)
Amortization of cost of stock benefit plans	576	1,370
Proceeds from sale of loans held-for-sale	8,973	7,809
Origination of loans held-for-sale	(8,850)	(7,664)
Net realized gains on sale of securities available-for-sale	(9)	(750)
Net realized (gains) losses on sale of other assets	(13)	1,291
Increase in cash surrender value of bank-owned life insurance	(1,212)	(1,189)
Increase in prepaid expenses and other assets	(3,651)	(4,849)
Increase in other liabilities	4,484	4,659
Net cash provided by operating activities	13,676	13,221

Investing activities:
Securities:
Proceeds from sales	65,236	24,826
Proceeds from maturities and paydowns	78,884	17,064
Purchases	(75,315)	(140,721)
Net loan (fundings) and principal payments received	(33,327)	66,457
Proceeds from sales of loans and loan participations	11,988	8,754
Proceeds from sale of other real estate owned	521	4,162
Proceeds from bank owned life insurance	1,036	604
Purchases of property and equipment	(2,605)	(2,602)
Disposal of property and equipment	–	84
Net cash provided by (used for) investing activities	46,418	(21,372)

Financing activities:
Proceeds from exercises of stock options	1,710	2,943
Tax benefit from exercises of nonqualified stock options	206	403
Dividends paid on common stock	(4,006)	(4,249)
Purchase of treasury stock	(7,837)	(14,705)
Net purchase of Rabbi Trust shares	(9)	(11)
Net (decrease) increase in deposit accounts	(47,366)	42,057
Net increase (decrease) in advance payments by borrowers for taxes and insurance	3,445	(2,248)
Net (decrease) increase in other short-term borrowings	(9,559)	20,322
Repayments of Federal Home Loan Bank debt	(35,197)	(10,184)
Net cash flows (used for) provided by financing activities	(98,613)	34,328
Net (decrease) increase in cash and cash equivalents	(38,519)	26,177
Cash and cash equivalents at beginning of period	67,167	24,177
Cash and cash equivalents at end of period	$28,648	$50,354

Supplemental disclosures:
Loans transferred to real estate owned	$1,376	$5,487
Cash paid for interest on deposits	19,805	15,259
Cash paid for interest on borrowed money	5,850	8,149
Cash paid for taxes	1,400	1,020

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of September 30, 2007 and for the nine months ended September 30, 2007 and September 30, 2006 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results expected for the full year ending December 31, 2007.  The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles.  The September 30, 2007 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2006 included in the Company’s Annual Report on Form 10-K.  The condensed consolidated statement of condition of the Company as of December 31, 2006 has been derived from the audited consolidated statement of condition as of that date.

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

Since all of the stock options granted by the Company vested prior to January 1, 2006, the Company did not record any compensation expense related to its stock options for the three or nine months ended September 30, 2007 and 2006.

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

Stock Options

Under the Company’s stock option plans, shares of Company common stock are reserved for grant in the form of incentive and non-qualified stock options to directors, officers, and employees. The dates the stock options are first exercisable and expire are determined by the Compensation Committee of the Company’s Board of Directors at the time of the grant. The exercise price of the stock options is equal to the fair market value of the common stock on the grant date.  All of the Company’s options are fully vested.  The Company did not grant any options during the nine months ended September 30, 2007 and 2006.

The following table presents the activity related to options under the Company’s stock option plans for the nine months ended September 30, 2007.  The number of shares presented is in thousands.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2007	1,496	$12.09
Granted	–	–
Exercised	(154)	11.14
Forfeited	–	–
Options outstanding at September 30, 2007	1,342	12.20
Options exercisable at September 30, 2007	1,342	12.20

For stock options outstanding at September 30, 2007, the range of exercise prices was $8.19 to $14.76 and the weighted-average remaining contractual term was 4.4 years.

At September 30, 2007, the aggregate intrinsic value of options outstanding totaled $2.7 million.  This value represents the difference between the Company’s closing stock price on the last day of trading for the nine months ended September 30, 2007 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on September 30, 2007.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $563,000 and $1.2 million, respectively.  The option exercises during the same periods resulted in cash receipts of $1.7 million and $2.9 million, respectively, and tax benefits of $206,000 and $403,000, respectively, that have been recorded as increases in equity.

The Company reissues treasury shares to satisfy option exercises.

Recognition and Retention Plan

In February 1999, the Company, with shareholder approval, established a stock-based incentive plan (RRP) and a stock option plan.  The Bank contributed $7.5 million to the RRP to purchase an aggregate total of 714,150 shares of Company common stock.  At January 1, 2006, all shares had been granted under this plan.

The shares granted in the RRP vest to the participants at the rate of 20% per year.  As a result, expense for this plan is recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of that date.  The remaining unamortized cost of the RRP is reflected as a reduction in stockholders’ equity.  At September 30, 2007, the remaining unamortized cost of the RRP totaled $26,000.  The majority of the cost is expected to be recognized over the next nine months.  The total grant date fair value of shares vested during the nine months ended September 30, 2007 was $48,000.

The following table presents the activity for the RRP for the nine months ended September 30, 2007.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	7,115	$13.84
Granted	–	–
Vested	(3,505)	13.83
Forfeited	–	–
Unvested as of September 30, 2007	3,610	$13.85

3.  Other Comprehensive Income

The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Unrealized holding gains arising during the period:
Unrealized net securities gains	$1,984	$2,229
Related tax expense	(735)	(846)
Net	1,249	1,383
Less: reclassification adjustment for net gains realized during the period:
Realized net securities gains	9	750
Related tax expense	(4)	(289)
Net	5	461
Total other comprehensive income	$1,244	$922

4.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Net income	$1,896	$780	$5,490	$3,710

Weighted-average common shares outstanding	10,460,716	10,899,012	10,591,832	11,134,491
Weighted-average common share equivalents (1)	280,376	349,370	301,021	357,114
Weighted-average common shares and common share equivalents outstanding	10,741,093	11,248,382	10,892,853	11,491,605

Basic earnings per share	$0.18	$0.07	$0.52	$0.33
Diluted earnings per share	0.18	0.07	0.50	0.32

(1) Assumes exercise of dilutive stock options and also a portion of the unearned awards under the RRP.

For the three and nine months ended September 30, 2007, the Company had 206,000 and 76,000 anti-dilutive options, respectively.  For the three months ended September 30, 2006, there were no anti-dilutive options.  For the nine months ended September 30, 2006, the Company had 79,000 anti-dilutive options.  The anti-dilutive options were not included in the above earnings per share calculations.

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

The Company’s policy for recording interest and penalties associated with audits is to record these items as a component of income tax expense in the consolidated statement of income.  For the nine months ended September 30, 2007, the Company did not record any expense associated with interest or penalties.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 which will permit entities, if they so choose, to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option).  The Fair Value Option permits all entities to choose to measure eligible items at fair value at specified election dates.  An entity will be required to report unrealized gains and losses on items for which the Fair Value Option has been elected in earnings at each subsequent reporting date.  SFAS No. 159 is expected to improve financial reporting by providing entities with the opportunity to mitigate volatility without having to apply complex hedge accounting provisions and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.  The Company has not yet made a determination if it will elect to apply the options available in SFAS No. 159.

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

Overview

The Company’s net income for the three and nine months ended September 30, 2007 increased 143% to $1.9 million and 48% to $5.5 million, respectively, from the comparable 2006 periods reflecting an improved net interest margin and reduced operating costs.  Diluted earnings per share for the 2007 periods increased to $0.18 and $0.50, respectively, when compared to $0.07 and $0.32, respectively, for the same 2006 periods.

The Company’s net interest margin expanded to 3.07% and 3.00%, respectively, for the three and nine months ended September 30, 2007 from 2.59% and 2.78% for the comparable 2006 periods.  The increases were primarily a result of higher rates earned on interest-earning assets coupled with a reduction in the cost of borrowed money due to decreases in the amortization of the deferred premium on the early extinguishment of the Company’s Federal Home Loan Bank (FHLB) debt (Premium Amortization).  Partially offsetting these favorable impacts was an increase in the cost of deposits.

The Company’s initiatives to improve operating efficiencies in 2007 reduced operating expenses by $903,000 to $8.0 million and $1.5 million to $25.4 million, respectively, for the three and nine months ended September 30, 2007 from $8.9 million and $26.9 million, respectively, for the comparable 2006 periods.  These reductions combined with increases in net interest income resulted in the improvement in the Company’s efficiency ratio to 70.4% and 74.9%, respectively, for the 2007 periods from 88.2% and 83.1% for the comparable 2006 periods.  The Company’s core efficiency ratios were 64.5% and 67.6% for the three and nine months ended September 30, 2007 and 68.4% and 66.4% for the comparable 2006 periods.  For the Company’s calculations of its efficiency and core efficiency ratios see the “Analysis of Statements of Income - Non-Interest Expense” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Total loans receivable increased 2.3% to $820.8 million at September 30, 2007 compared to $802.4 million at December 31, 2006.  During the nine months ended September 30, 2007, the Company had total loan fundings and purchases of $279.4 million which were offset by $258.7 million of loan repayments and sales.  The amount of loan repayments and sales for the 2007 period decreased from the higher level of repayments experienced during 2006.

During the third quarter of 2007, the Company increased its provision for losses on loans to $884,000 from $413,000 for the third quarter of 2006.  The Company’s provision for losses on loans was $1.2 million and $971,000, respectively, for the nine months ended September 30, 2007 and 2006.  The third quarter increase in the provision is the result of an increase in non-performing loans combined with a $425,000 increase in impairment reserves related to commercial real estate loans.  Non-performing assets increased during the third quarter due to the addition of two commercial real estate loans totaling $4.4 million in the aggregate.

Management continues to explore ways to reduce its credit risk related to the non-performing assets through various alternatives, including the potential sale of certain of these assets.  Given current economic uncertainties and the potential for credit deterioration relating to housing and speculative real estate, management has decided to shift the focus for loan origination from large commercial real estate loans toward commercial and industrial loans and smaller commercial real estate loans.  While this shift may reduce the size of the loan portfolio in the near future, it is also expected to diversify and reduce risk within the portfolio.

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

Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at an appropriate level.  The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required which could adversely affect earnings or the Company’s financial position in future periods.  In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the provision for losses on loans for the Bank and the carrying value of its other non-performing loans, based on information available to them at the time of their examinations.  Any of these agencies could require the Bank to make additional provisions for losses on loans.

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

	Three Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$815,081	$14,362	6.99%	$836,357	$14,798	7.02%
Securities (2)	251,463	3,036	4.72	316,459	3,482	4.31
Other interest-earning assets (3)	39,691	468	4.68	49,174	625	5.04
Total interest-earning assets	1,106,235	17,866	6.41	1,201,990	18,905	6.24

Non-interest earning assets	78,313			77,637
Total assets	$1,184,548			$1,279,627

Interest-bearing liabilities:
Deposits:
Checking accounts	$97,737	218	0.88	$99,450	262	1.05
Money market accounts	167,068	1,390	3.30	135,766	1,008	2.95
Savings accounts	139,438	245	0.70	157,105	194	0.49
Certificates of deposit	400,990	4,663	4.61	397,482	4,288	4.28
Total deposits	805,233	6,516	3.21	789,803	5,752	2.89

Borrowed money:
Other short-term borrowings (4)	19,139	200	4.15	24,633	294	4.74
FHLB debt (5)(6)	147,153	2,600	6.91	252,908	5,006	7.75
Total borrowed money	166,292	2,800	6.59	277,541	5,300	7.47
Total interest-bearing liabilities	971,525	9,316	3.80	1,067,344	11,052	4.11
Non-interest bearing deposits	66,043			61,173
Non-interest bearing liabilities	18,112			18,528
Total liabilities	1,055,680			1,147,045
Stockholders' equity	128,868			132,582
Total liabilities and stockholders' equity	$1,184,548			$1,279,627
Net interest-earning assets	$134,710			$134,646
Net interest income / interest rate spread		$8,550	2.61%		$7,853	2.13%
Net interest margin			3.07%			2.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.87%			112.62%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2007 period includes an average of $150.2 million of contractual FHLB borrowings reduced by an average of $3.1 million of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $1.1 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 6.59% compared to an average contractual rate of 4.02%.

(6)
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

	Nine Months Ended September 30,
	2007			2006
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$805,831	$42,818	7.10%	$863,874	$45,027	6.97%
Securities (2)	282,244	10,034	4.69	283,383	9,123	4.25
Other interest-earning assets (3)	57,435	2,149	5.00	45,845	1,674	4.88
Total interest-earning assets	1,145,510	55,001	6.42	1,193,102	55,824	6.26

Non-interest earning assets	77,897			73,411
Total assets	$1,223,407			$1,266,513

Interest-bearing liabilities:
Deposits:
Checking accounts	$100,354	729	0.97	$102,837	773	1.00
Money market accounts	178,252	4,549	3.41	133,275	2,647	2.66
Savings accounts	145,837	721	0.66	163,261	479	0.39
Certificates of deposit	402,156	13,830	4.60	383,416	11,410	3.98
Total deposits	826,599	19,829	3.21	782,789	15,309	2.61

Borrowed money:
Other short-term borrowings (4)	20,771	655	4.22	12,421	424	4.56
FHLB debt (5)(6)	165,940	8,805	7.00	256,152	15,270	7.86
Total borrowed money	186,711	9,460	6.68	268,573	15,694	7.71
Total interest-bearing liabilities	1,013,310	29,289	3.86	1,051,362	31,003	3.94
Non-interest bearing deposits	63,438			61,859
Non-interest bearing liabilities	16,723			17,276
Total liabilities	1,093,471			1,130,497
Stockholders' equity	129,936			136,016
Total liabilities and stockholders' equity	$1,223,407			$1,266,513
Net interest-earning assets	$132,200			$141,740
Net interest income / interest rate spread		$25,712	2.56%		$24,821	2.32%
Net interest margin			3.00%			2.78%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.05%			113.48%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2007 period includes an average of $170.2 million of contractual FHLB borrowings reduced by an average of $4.3 million of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $3.7 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 6.68% compared to an average contractual rate of 3.99%.

(6)
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

	Three Months Ended September 30,
	2007 compared to 2006
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(62)	$(376)	$2	$(436)
Securities	339	(715)	(70)	(446)
Other interest-earning assets	(45)	(121)	9	(157)
Total net change in income on interest- earning assets	232	(1,212)	(59)	(1,039)
Interest-bearing liabilities:
Deposits:
Checking accounts	(40)	(5)	1	(44)
Money market accounts	122	232	28	382
Savings accounts	82	(22)	(9)	51
Certificates of deposit	334	38	3	375
Total deposits	498	243	23	764
Borrowed money:
Other short-term borrowings	(36)	(66)	8	(94)
FHLB debt	(538)	(2,093)	225	(2,406)
Total borrowed money	(574)	(2,159)	233	(2,500)
Total net change in expense on interest- bearing liabilities	(76)	(1,916)	256	(1,736)
Net change in net interest income	$308	$704	$(315)	$697

	Nine Months Ended September 30,
	2007 compared to 2006
	Increase (decrease) due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$875	$(3,025)	$(59)	$(2,209)
Securities	951	(36)	(4)	911
Other interest-earning assets	40	425	10	475
Total net change in income on interest- earning assets	1,866	(2,636)	(53)	(823)
Interest-bearing liabilities:
Deposits:
Checking accounts	(26)	(19)	1	(44)
Money market accounts	754	893	255	1,902
Savings accounts	328	(51)	(35)	242
Certificates of deposit	1,775	558	87	2,420
Total deposits	2,831	1,381	308	4,520
Borrowed money:
Other short-term borrowings	(32)	285	(22)	231
FHLB debt	(1,678)	(5,378)	591	(6,465)
Total borrowed money	(1,710)	(5,093)	569	(6,234)
Total net change in expense on interest- bearing liabilities	1,121	(3,712)	877	(1,714)
Net change in net interest income	$745	$1,076	$(930)	$891

Analysis of Statements of Income

Net Interest Margin.  The Company’s net interest margin for the three months ended September 30, 2007 increased 48 basis points to 3.07% from 2.59% for the comparable 2006 period.  The Company’s net interest margin for the nine months ended September 30, 2007 increased 22 basis points to 3.00% from 2.78% for the 2006 period.  The net interest margin was favorably impacted by increased weighted-average yields on interest-earning assets coupled with a reduction in the average balance of borrowed money and the amortization of the deferred premium on the early extinguishment of debt.  Partially offsetting these favorable impacts was an increase in the cost of deposits.

Interest Income.  The Company’s interest income was $17.9 million for the three months ended September 30, 2007 compared to $18.9 million for the 2006 period.  For the nine months ended September 30, 2007, the Company’s interest income was $55.0 million compared to $55.8 million for the 2006 period.  The weighted-average yield on interest-earning assets increased 17 and 16 basis points to 6.41% and 6.42%, respectively, for the three and nine months ended September 30, 2007 from the comparable 2006 periods.  These increases reflect the Company’s reinvestment of proceeds from sales and maturities of relatively low rate securities into higher yielding securities.

The Company’s average interest-earning assets were $1.1 billion for the third quarter and year to date periods of 2007, a decrease from $1.2 billion for the comparable 2006 periods.  The average balances of interest-earning assets were impacted as the Company utilized proceeds from security sales and maturities and other interest-earning assets to fund the repayment of maturing FHLB debt, Company stock repurchases during the 2007 periods and managed run-off of single-service, high-rate certificates.

           Interest Expense.  The Company’s total interest expense decreased to $9.3 million and $29.3 million, respectively, for the three and nine months ended September 30, 2007 from $11.1 million and $31.0 million, respectively, for the 2006 periods.  The Company’s average cost of interest-bearing liabilities decreased to 3.80% and 3.86%, respectively, for the three and nine months ended September 30, 2007 when compared to the comparable 2006 periods as increases in the cost of deposits were more than offset by decreases in the cost of borrowed money.

Interest expense on interest-bearing deposits increased to $6.5 million and $19.8 million, respectively, for the three and nine months ended September 30, 2007 from $5.8 million and $15.3 million for the 2006 periods.  The average cost of interest-bearing deposits increased 32 basis points and 60 basis points, respectively, for the three and nine months ended September 30, 2007 from the comparable 2006 periods due to the upward repricing of money market accounts and certificates of deposit as a result of higher market interest rates existing since early 2006.  To mitigate the impact of increasing market interest rates, the Company continues to focus on growing non-interest bearing deposits and managing the run-off of single-service, high-rate certificates of deposit.

The Company’s total interest expense for the three and nine months ended September 30, 2007 was positively impacted by decreases in interest expense on borrowed money of $2.5 million and $6.2 million, or 47.2% and 39.7%, respectively, compared to the same 2006 periods.  These decreases were primarily the result of lower average balances of the Company’s FHLB debt as a result of the maturities and repayments.  In addition, the amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) that was included in the Company’s total interest expense on borrowings decreased to $1.1 million and $3.7 million, respectively, for the three and nine months ended September 30, 2007 from $2.5 million and $7.6 million, respectively, for the comparable 2006 periods.  The Premium Amortization adversely impacted the Company’s net interest margin by 38 basis points and 82 basis points, respectively, for the three months ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007 and 2006, the Premium Amortization adversely impacted net interest margin by 43 basis points and 85 basis points, respectively.  The interest expense related to the Premium Amortization is expected to be $851,000, $527,000, $449,000 and $270,000, respectively, before taxes in the quarters ended December 31, 2007, March 31, 2008, June 30, 2008 and September 30, 2008.

Provision for losses on loans.  The Company’s provision for losses on loans was $884,000 for the three months ended September 30, 2007 compared to $413,000 for the 2006 period.  The Company’s provision for losses on loans was $1.2 million and $971,000, respectively, for the nine months ended September 30, 2007 and 2006.  The increase in the provision for losses on loans for the 2007 periods is the result of an increase in non-performing loans combined with a $425,000 increase in impairment reserves identified during the third quarter of 2007 related to commercial real estate loans.  For additional information, see

“Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Non-interest income.  The following table identifies the changes in non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Service charges and other fees	$1,786	$1,730	3.2%	$5,025	$5,042	(0.3)%
Card-based fees	382	327	16.8	1,104	980	12.7
Commission income	40	32	25.0	107	149	(28.2)
Subtotal fee based revenues	2,208	2,089	5.7	6,236	6,171	1.1
Income from bank-owned life insurance	404	401	0.7	1,212	1,189	1.9
Other income	228	241	(5.4)	674	716	(5.9)
Subtotal	2,840	2,731	4.0	8,122	8,076	0.6
Securities gains (losses), net	(1)	877	NM	9	750	NM
Other asset gains (losses), net	3	(1,339)	NM	13	(1,291)	NM
Total non-interest income	$2,842	$2,269	25.3%	$8,144	$7,535	8.1%

Non-interest income before securities and other asset gains and losses increased 4.0% and 0.6% for the three and nine months ended September 30, 2007 from the 2006 periods primarily due to increased income from card-based fees.  Card-based fees increased during the 2007 periods primarily as a result of an increase in the Company’s number of active ATM and debit cards and the related usage.  The Company’s service charges and other fees have been impacted by lower volume of overdrafts during the 2007 periods as deposit customers continue to change their behavior patterns related to overdrafts and fees.  During the third quarter of 2007, the decrease in overdrafts was offset by the Company’s increase in the fee charged per overdraft.  Commission income from the Company’s third-party service provider for the sale of investment products was lower for the 2007 periods as rates offered on certificates of deposit have become more competitive relative to the yields available on non-deposit products.

Non-interest expense.  The following table identifies the changes in non-interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2007	2006	% Change	2007	2006	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,784	$3,916	(3.4)%	$12,396	$11,691	6.0%
Retirement and stock related compensation	289	733	(60.6)	855	2,181	(60.8)
Medical and life benefits	250	317	(21.1)	675	1,167	(42.2)
Other employee benefits	20	61	(67.2)	79	207	(61.8)
Subtotal compensation and employee benefits	4,343	5,027	(13.6)	14,005	15,246	(8.1)
Net occupancy expense	766	609	25.8	2,213	1,923	15.1
Data processing	540	559	(3.4)	1,669	1,910	(12.6)
Furniture and equipment expense	557	548	1.6	1,657	1,516	9.3
Professional fees	240	319	(24.8)	1,200	1,083	10.8
Marketing	214	442	(51.6)	615	1,031	(40.3)
Other general and administrative expense	1,365	1,424	(4.1)	4,002	4,187	(4.4)
Total non-interest expense	$8,025	$8,928	(10.1)%	$25,361	$26,896	(5.7)%

           The Company’s non-interest expense for the three and nine months ended September 30, 2007 when compared to the same 2006 periods were positively impacted by the following:

•	reduced retirement and stock-related compensation expense pertaining to the Company’s 2007 ESOP loan modification totaling $280,000 and $571,000, respectively;
•	reduced pension expense totaling $165,000 and $755,000, respectively;
•
decreased medical and life benefits expense of $67,000 and $492,000, respectively, due to the realization of cost savings from switching the Company’s service provider during 2006 and a reduction in the number of large medical claims during 2007;

•	decreased data processing expenses totaling $19,000 and $241,000, respectively, primarily as a result of bringing items processing in-house; and
•
reduced marketing expenses totaling $228,000 and $416,000, respectively, primarily due to the elimination of certain legacy marketing initiatives no longer deemed to be effective and the reassessment of current marketing strategies and outsourcing arrangements.

The above decreases were partially offset by increased net occupancy expense and furniture and equipment expense primarily due to the opening of the Company’s Tinley Park, Illinois office during the first quarter of 2007 combined with the third quarter of 2007 implementation of the Company’s new digital phone system.

Non-interest expense for the nine months ended September 30, 2007 was impacted by an increase in compensation and mandatory benefits as a result of the hiring of additional commercial lenders since early 2006 combined with severance expense incurred during the first quarter of 2007 related to the Company’s reduction in force.  Professional fees for the year to date 2007 period also increased due to the first quarter of 2007 implementation of the Company’s customer-centric relationship management program and legal expenses relating to modifications to the Bank’s ESOP loan and 401(k) benefit plan, the reduction in the workforce and new SEC proxy disclosure requirements.

The Company’s efficiency and core efficiency ratios for the three months ended September 30, 2007 improved to 70.4% and 64.5%, respectively, from 88.2% and 68.4%, respectively, for the 2006 periods as a result of the Company’s cost initiatives previously discussed.  The Company’s efficiency and core efficiency ratios for the nine months ended September 2007 were 74.9% and 67.6%, respectively, compared to 83.1% and 66.4% for the 2006 periods.  The Company’s core efficiency ratio for the year to date period was negatively impacted by the lower Premium Amortization during 2007.  The efficiency and core efficiency ratios are presented in the following table for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Efficiency ratio:
Non-interest expense	$8,025	$8,928	$25,361	$26,896
Net interest income plus non-interest income	$11,392	$10,122	$33,856	$32,356
Efficiency ratio	70.44%	88.20%	74.91%	83.13%

Core efficiency ratio:
Non-interest expense	$8,025	$8,928	$25,361	$26,896
Net interest income plus non-interest income	$11,392	$10,122	$33,856	$32,356
Adjustments:
Net realized (gains) losses on sale of securities available-for-sale	1	(877)	(9)	(750)
Net realized (gains) losses on sales of other assets	(3)	1,339	(13)	1,291
Amortization of deferred premium on the early extinguishment of debt	1,062	2,465	3,689	7,587
Net interest income plus non-interest income – as adjusted	$12,452	$13,049	$37,523	$40,484
Core efficiency ratio	64.45%	68.42%	67.59%	66.44%

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

The Company’s core efficiency ratio is calculated as non-interest expense divided by the sum of net interest income before the provision for losses on loans, excluding the Premium Amortization, and non-interest income, adjusted for gains or losses on the sale of securities and other assets and other-than-temporary impairments.  Management believes that the core efficiency ratio enhances investors’ understanding of its business and performance.  The measure is also believed to be useful in understanding the Company’s performance trends and to facilitate comparisons with the performance of others in the financial services industry.  Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of the Company’s financial performance, and better reflects the Company’s core operating activities.

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

Income Tax Expense.  The Company’s income tax expense for the third quarter of 2007 was $587,000 compared to $1,000 for the 2006 period.  The income tax expense for the nine months ended September 30, 2007 was $1.8 million compared to income tax expense of $779,000 for the comparable 2006 period.  The Company’s effective tax rates increased for the 2007 periods to 23.6% and 24.8% from 0.1% and 17.4% for the 2006 periods, respectively.  The increase in the effective tax rate was primarily due to a decreased percentage of tax credits and permanent differences to income before taxes for the 2007 periods compared to the 2006 periods resulting primarily from increased income before taxes for the 2007 periods.  Permanent tax differences, primarily related to the Company’s investment in bank-owned life insurance, and the application of available tax credits continue to have a favorable impact on income tax expense.

Changes in Financial Condition

Securities.  The amortized cost of the Company’s securities and their fair values were as follows at September 30, 2007 and December 31, 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At September 30, 2007:
Government sponsored entity (GSE) securities (1)	$191,918	$1,636	$(84)	$193,470
Mortgage-backed securities	13,986	3	(120)	13,869
Collateralized mortgage obligations	22,495	168	(33)	22,630
Equity securities	2,660	-	(49)	2,611
	$231,059	$1,807	$(286)	$232,580

At December 31, 2006:
Government sponsored entity (GSE) securities (1)	$267,148	$905	$(1,139)	$266,914
Mortgage-backed securities	20,234	8	(254)	19,988
Collateralized mortgage obligations	10,612	22	(112)	10,522
Equity securities	1,385	116	–	1,501
	$299,379	$1,051	$(1,505)	$298,925

(1)       At September 30, 2007 and December 31, 2006, the Company held $2.5 million and $15.3 million, respectively, of callable GSE securities.

During the nine months ended September 30, 2007, the Company purchased $75.3 million of available-for-sale securities which was more than offset by $78.9 million of maturities and paydowns and $65.2 million of sales.  The Company realized an aggregate net gain of $9,000 on the sales of the securities.  The proceeds from the sales and the maturities and paydowns were utilized to purchase additional available-for-sale securities and for general liquidity needs of the Company.

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

At September 30, 2007, all securities available-for-sale with a loss position were issued by the federal government, its agencies or GSEs, including the Federal National Mortgage Association and Freddie Mac, and in management’s belief, the unrealized losses as of September 30, 2007 were attributable to changes in market interest rates and not the credit quality of the issuers.  Management does not believe any of these securities are other-than-temporarily impaired. As of September 30, 2007, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans.  Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$346,361	42.2%	$339,110	42.2%	2.1%
Construction and land development	130,963	15.9	128,529	16.0	1.9
Commercial and industrial	62,304	7.6	35,743	4.5	74.3
Total commercial and construction loans	539,628	65.7	503,382	62.7	7.2

Retail loans:
Single-family residential	216,289	26.4	225,007	28.1	(3.9)
Home equity lines of credit	61,805	7.5	70,527	8.8	(12.4)
Other	3,110	0.4	3,467	0.4	(10.3)
Total retail loans	281,204	34.3	299,001	37.3	(6.0)

Total loans receivable, net of unearned fees	$820,832	100.0%	$802,383	100.0%	2.3%

The Company’s total loans increased $18.4 million, or 2.3%, to $820.8 million at September 30, 2007 from $802.4 million at December 31, 2006.  The commercial and construction loan portfolio increased $36.2 million, or 7.2%, primarily as a result of fundings and purchases of commercial and industrial loans totaling $93.3 million which were partially offset by repayments of $63.5 million during 2007.  The increase in commercial and construction loans is a direct result of our 2007 initiatives to build relationships with businesses within our markets, including $14.0 million of short term loans to local municipalities.  The amount of loan repayments and sales for 2007 has decreased from the higher level of repayments experienced during 2006 which included $109.5 million during the fourth quarter of 2006.  At September 30, 2007, the Company had $40.7 million of commercial and construction loans approved but not yet closed.

Partially offsetting the commercial and construction loan increase is a decrease of $17.8 million, or 6.0%, in the retail loan portfolio.  This decrease is primarily the result of an $8.7 million, or 12.4%, decrease in home equity lines of credit and an $8.7 million, or 3.9%, decrease in single-family residential loans.  Due to the slowdown in the housing market and the increase in market interest rates, many borrowers have elected to reduce their outstanding balances either by increasing their principal payments or by paying off their loan balances.

Management continues to explore ways to reduce its risk relating to housing and speculative real estate loans and has decided to shift the Company’s loan origination focus from large commercial real estate loans toward commercial and industrial loans and smaller commercial real estate loans.  While this shift may reduce the size of the loan portfolio in the near future, it is also expected to diversify and reduce risk within the portfolio.

Allowance for Losses on Loans.  The Company maintains the allowance for losses on loans at a level that management believes is sufficient to absorb credit losses inherent in the loan portfolio.  The allowance for losses on loans represents management’s estimate of inherent losses existing in the loan portfolio that are both probable and reasonable to estimate at each balance sheet date and is based on its review of available and relevant information.  The Company believes that at September 30, 2007 the allowance for losses on loans was adequate.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$10,624	$11,690	$11,184	$12,939
Provision for losses on loans	884	413	1,197	971
Charge-offs	(246)	(1,473)	(1,281)	(3,457)
Recoveries	15	62	177	239
Balance at end of period	$11,277	$10,692	$11,277	$10,692

	September 30, 2007	December 31, 2006	September 30, 2006
Allowance for losses on loans to total loans	1.37%	1.39%	1.28%
Allowance for losses on loans to non-performing loans	34.50	40.64	49.09

The increase in the provision for the losses on loans for the 2007 periods is the result of an increase in non-performing loans combined with a $425,000 increase in impairment reserves related to commercial real estate loans.  The Company’s realized net charge-offs through the allowance for losses on loans for the third quarter of 2007 included $200,000 as a result of a charge-off related to a non-performing commercial and industrial loan.

Non-performing Assets.  The following table summarizes the Company’s non-accrual loans as well as information relating to the Company’s non-performing assets as of the dates indicated.  Loans are placed on non-accrual status when, in management’s judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  The Company had no loans past due 90 days or more still on interest accrual at either date presented.

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$19,038	$15,863
Construction and land development	9,395	7,192
Commercial and industrial	301	455
Total commercial and construction loans	28,734	23,510

Retail loans:
Single-family residential	2,906	3,177
Home equity lines of credit	966	772
Other	78	58
Total retail loans	3,950	4,007
Total non-accrual loans	32,684	27,517
Other real estate owned, net	1,140	321
Total non-performing assets	33,824	27,838
90 days past due and still accruing interest	–	–
Total non-performing assets plus 90 days past due loans still accruing interest	$33,824	$27,838

Asset Quality Ratios:
Non-performing assets to total assets	2.89%	2.22%
Non-performing loans to total loans	3.98%	3.43%

During the third quarter of 2007, the Company transferred two commercial real estate loans totaling $4.4 million into non-accrual status.  Partially offsetting this increase was the transfer of one non-accrual construction and land development loan totaling $500,000 during the third quarter to other real estate owned.

At September 30, 2007 and December 31, 2006, 23.7% and 29.6%, respectively, of the Company’s non-accrual loans consisted of two impaired commercial real estate loans secured by properties and assets utilized in the hotel industry.  Both of these loans have been on non-accrual status since 2004.  Included in non-performing assets are loans considered impaired.  Impaired loans totaled $24.2 million and $18.2 million with required impairment reserves of $4.4 million and $4.5 million, respectively, at September 30, 2007 and December 31, 2006.

The Company continues to explore ways to reduce its overall exposure in these non-performing loans through various alternatives, including the potential sale of certain of these non-performing assets.  Any future impact to the Company’s allowance for losses on loans in the event of such sales or other similar actions cannot be reasonably determined at this time.

Potential Problem Assets.  The Company’s potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to the Company’s internal loan grading system that do not meet the definition of a non-performing loan, totaled $14.6 million at September 30, 2007, $13.6 million at June 30, 2007 and $5.6 million at December 31, 2006.  During the third quarter of 2007, the Company downgraded a $2.1 million commercial real estate loan secured by an apartment complex to substandard.  Although payments on this loan are current, the loan’s classification was revised due to decreased occupancy and reduced cash flow generated by the property.

Deposits and Borrowed Money.  The following table identifies the dollar amount and percentage of total deposits in each deposit category offered by the Company at the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$67,626	7.9%	$58,547	6.5%	15.5%
Interest-bearing	95,360	11.1	100,912	11.1	(5.5)
Money market accounts	163,392	19.0	182,153	20.1	(10.3)
Savings accounts	134,205	15.6	148,707	16.4	(9.8)
Core deposits	460,583	53.6	490,319	54.1	(6.1)
Certificates of deposit:
Less than $100,000	264,191	30.7	281,810	31.0	(6.3)
$100,000 or greater	135,082	15.7	134,966	14.9	0.1
Time deposits	399,273	46.4	416,776	45.9	(4.2)
Total deposits	$859,856	100.0%	$907,095	100.0%	(5.2)

The Company’s total deposits decreased $47.2 million, or 5.2%, to $859.9 million at September 30, 2007 from $907.1 million at December 31, 2006.  Growth in the Company’s non-interest bearing deposits totaled $9.1 million, or 15.5%, and was driven by growth in non-interest bearing business accounts.  Core deposits decreased by $29.7 million, or 6.1%, primarily due to the decrease in money market and savings accounts.  Money market accounts decreased $18.8 million primarily due to the cyclical nature of municipal money market accounts which decreased by $28.8 million and were partially offset by increases in retail money market accounts of $9.7 million.  Total certificates of deposit accounts decreased $17.5 million due to the Company’s managed run-off of single-service high-rate certificates.

The Company offers specific deposit agreements to local municipalities and other public entities.  These public balances are included in the Company’s total deposits and were $42.8 million and $54.5 million, respectively, at September 30, 2007 and December 31, 2006.

In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in a pool of multiple securities owned by the Bank.  The swept funds are not recorded as deposits by the Bank and instead are considered and classified as other short-term borrowings which provide a lower-cost funding alternative for the Company as compared to FHLB advances.  At September 30, 2007, the Company had $13.6 million in Repo Sweeps which are not included in the above deposit totals, of which $10.1 million were Repo Sweeps with municipalities and other public entities.

The Company’s borrowed money consisted of the following at the dates indicated:

	September 30, 2007		December 31, 2006
	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
	(Dollars in thousands)
Other short-term borrowings
Repo Sweeps	3.80%	$13,558	4.75%	$23,117
Secured advances from FHLB – Indianapolis:
Maturing in 2007 – fixed-rate	3.67	52,000	3.65	87,000
Maturing in 2008 – fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 – fixed-rate	4.09	15,000	4.09	15,000
Maturing in 2014 – fixed-rate (1)	6.71	1,169	6.71	1,190
Maturing in 2018 – fixed-rate (1)	5.54	2,763	5.54	2,763
Maturing in 2019 – fixed-rate (1)	6.31	7,196	6.31	7,372
		150,128		185,325
Less: deferred premium on early extinguishment of debt		(2,478)		(6,167)
Net FHLB – Indianapolis advances		147,650		179,158

Total borrowed money		$161,208		$202,275
Weighted-average contractual interest rate	3.99%		4.02%

 (1)  These advances are amortizing borrowings and are listed by their contractual maturity.

The Company’s short-term borrowings include its Repo Sweeps which are treated as financings; the obligations to repurchase securities sold are reflected as short-term borrowings.  The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

The decrease in the Company’s borrowed money from December 31, 2006 was due to repayment during the second quarter of 2007 of $35.0 million of matured FHLB debt.  The Company utilized proceeds from the sales of its available-for-sale security portfolio as well as its excess liquidity to repay the maturing debt.

At September 30, 2007, the Bank had two lines of credit with a maximum of $40.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing.  At September 30, 2007, the Bank had no borrowings outstanding under these lines.  During the third quarter of 2007, these lines were used for liquidity purposes.  The maximum amount borrowed pursuant to these lines was $5.3 million and the weighted-average rate paid during the quarter was 5.5%.

At September 30, 2007, the Company also had a $5.0 million revolving line of credit.  Each borrowing under the line of credit carries an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate, at the Company’s option.  The line of credit was obtained by the Company and is secured by all of the stock of the Bank owned by the Company.  The Company has not borrowed any funds under this line of credit.  The line of credit matures on March 21, 2008.

Capital Resources.  The Company’s stockholders’ equity at September 30, 2007 was $129.6 million compared to $131.8 million at December 31, 2006.  The decrease during the first nine months of 2007 was primarily due to:

•     repurchases of shares of the Company’s common stock during 2007 totaling $7.8 million; and
•     cash dividends declared totaling $3.8 million.

The following increases in stockholders’ equity during the first nine months of 2007 partially offset the aforementioned decreases:

•     net income of $5.5 million;
•     proceeds from stock option exercises totaling $1.7 million; and
•     increased accumulated other comprehensive income of $1.2 million.

During the third quarter of 2007, the Company repurchased 93,777 shares of its common stock at an average price of $14.33 per share pursuant to the share repurchase plan approved in February 2007.  At September 30, 2007, the Company had 257,190 shares remaining to be repurchased under this plan.  Since its initial public offering, the Company has repurchased an aggregate of 13,715,582 shares of its common stock at an average price of $12.18 per share.  For additional information, see “Part II. Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q.

At September 30, 2007, the Bank’s regulatory capital was in excess of regulatory requirements set by the Office of Thrift Supervision (OTS).  The current requirements and the Bank's actual levels at September 30, 2007 and at December 31, 2006 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2007:
Risk-based	$131,974	13.82%	$76,396	>8.00%	$95,495	>10.00%
Tangible	120,733	10.36	17,487	>1.50	23,316	>2.00
Core	120,733	10.36	46,632	>4.00	58,290	>5.00

As of December 31, 2006:
Risk-based	$132,762	14.10%	$75,332	>8.00%	$94,165	>10.00%
Tangible	121,599	9.71	18,780	>1.50	25,040	>2.00
Core	121,599	9.71	50,080	>4.00	62,600	>5.00

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

At September 30, 2007, the Company had cash and cash equivalents of $28.6 million, which was a decrease from $67.2 million at December 31, 2006.  The decrease was mainly the result of:

•	purchases of available-for-sale securities totaling $75.3 million;
•	repayments of borrowed money totaling $35.2 million;
•	decreases in the balances of deposit accounts totaling $47.4 million;
•	repurchases of the Company’s common stock totaling $7.8 million; and
•	net loan fundings totaling $33.3 million.

The above cash outflows were partially offset by:

•	proceeds from sales, maturities and paydowns of securities aggregating $144.1 million;
•	proceeds from sales of loans and loan participations totaling $12.0 million; and
•	net cash provided by operating activities totaling $13.7 million.

The Company uses its sources of funds primarily to meet its ongoing commitments; fund loan commitments, maturing certificates of deposit and savings withdrawals; and maintain its securities portfolio.  The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  CFS Bancorp, Inc. also has $5.0 million of available liquidity under a line of credit arrangement.  Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted for prior distributions) of the prior two calendar years.  On a parent company-only basis, for the nine months ended September 30, 2007, the parent company received $7.3 million in dividends from the Bank.  At

September 30, 2007, the parent company had $3.2 million in cash and cash equivalents and $164,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date at September 30, 2007:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$92,268	$47,593	$679	$9,588	$150,128
Repo Sweeps (2)	13,558	-	-	-	13,558
Operating leases	617	572	152	-	1,341
Dividends payable on common stock	1,306	-	-	-	1,306
	$107,749	$48,165	$831	$9,588	$166,333

(1)  Does not include interest expense at the weighted-average contractual rate of 4.00% for the periods presented.
(2)  Does not include interest expense at the weighted-average contractual rate of 3.80% for the periods presented.

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

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less.  These deposits totaled $344.5 million at September 30, 2007.  Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Company.

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

The following table details the amounts and expected maturities of significant commitments at September 30, 2007:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$42,194	$3,382	$1,953	$663	$48,192
Retail	12,393	–	–	–	12,393
Commitments to fund unused construction loans	20,685	28,618	7,953	7,478	64,734
Commitments to fund unused lines of credit:
Commercial	22,133	12,157	–	247	34,537
Retail	12,675	–	260	57,097	70,032
Letters of credit	4,870	427	577	–	5,874
Credit enhancements	3,439	37,475	–	5,300	46,214
	$118,389	$82,059	$10,743	$70,785	$281,976

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

The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, IRR and liquidity.  The Asset/Liability Management Policy falls under the authority of the Company’s Board of Directors who in turn assigns its formulation, revision and administration to the Asset/Liability Committee (ALCO). The ALCO meets monthly and consists of certain senior officers of the Bank and one outside director.  The results of the monthly meetings are reported to the Company’s Board of Directors.  The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank’s capital position, review the current and prospective liquidity positions and monitor alternative funding sources.  The policy requires management to measure the Bank’s overall IRR exposure using NPV analysis and earnings at risk analysis.

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

The following table presents, as of June 30, 2007 and December 31, 2006 an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent and parallel shifts in the yield curve in 100 basis point (1%) increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.  Information as of September 30, 2007 was not available prior to the filing of this Form 10-Q.  The Company does not believe the results as of September 30, 2007 would be materially different than the results presented as of June 30, 2007.  As illustrated in the table, the Bank’s NPV in the base case (0 basis point change) increased $0.3 million from $178.3 million at December 31, 2006 to $178.6 million at June 30, 2007.  The primary causes for this increase were changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

	Net Portfolio Value
	At June 30, 2007			At December 31, 2006
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed change in interest rates (basis points)
+300	$147,632	$(30,940)	(17.3)%	$145,688	$(32,565)	(18.3)%
+200	159,949	(18,622)	(10.4)	157,889	(20,364)	(11.4)
+100	170,600	(7,972)	(4.5)	168,493	(9,760)	(5.5)
0	178,572	–	–	178,253	–	–
-100	185,574	(7,002)	3.4	185,481	7,228	4.1
-200	190,639	(12,067)	6.8	192,248	13,995	7.9

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

	Percentage of Deposits Repricing In First Year
	September 30, 2007	December 31, 2006
Deposit category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at September 30, 2007 and December 31, 2006.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	September 30, 2007	December 31, 2006
Assumed change in interest rates (basis points):
+200	0.1%	(0.8)%
+100	0.3	(0.2)
-100	(0.8)	(0.6)
-200	(2.3)	(3.1)

The earnings at risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment.  The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 0.1% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 2.3% in year one.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies.  The Bank currently plans on continuing to reduce its exposure to falling interest rates by lengthening the duration of its securities portfolio increasing its core deposit balances and replacing fixed-rate borrowings with variable-rate borrowings.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At September 30, 2007, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would have a non-material impact on the results presented.

Item 4.   Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934, as amended (the 1934 Act)) occurred during the third quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.   Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements,” of Part 1 - Item 2 of this Quarterly Report on Form 10-Q and in Part 1 - Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)           Not applicable.

(c)           The following table presents information related to purchases made by or on behalf of the Company of shares of the Company's common stock during the indicated periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2007	34,942	$14.61	34,942	316,025
August 1-31, 2007	52,680	14.18	52,680	263,345
September 1-30, 2007	6,155	14.03	6,155	257,190
Total	93,777	14.33	93,777	257,190

(1)
The Company publicly announced on February 27, 2007 a repurchase program for 600,000 shares.  Prior to July 1, 2007, 249,033 shares had been repurchased under that program.  From October 1, 2007 through October 29, 2007, the Company has not repurchased any shares under this program.

Item 3.   Defaults Upon Senior Securities

  (a)   None.

  (b)   Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

  (a)   Not applicable.

  (b)   Not applicable.

  (c)   Not applicable.

  (d)   Not applicable.

Item 5.   Other Information

  (a)   None.

  (b)   None.

Item 6.   Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).

3.1	Certificate of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (4)
10.7	Employment Agreement entered into between Citizens Financial Bank and Thomas L. Darovic (4)
10.8	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (4)
10.9	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas L. Darovic (4)
10.10	Employment Agreement entered into between Citizens Financial Services, FSB and Zoran Koricanac (7)
10.11	Employment Agreement entered into between CFS Bancorp, Inc. and Zoran Koricanac (7)
10.12	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.13	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (7)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Stockholders filed with the SEC on March 25, 2005.
(2)	Incorporated by reference from the Company’s Form 8-K filed on October 25, 2007.
(3)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
(4)	Incorporated by reference from the Company’s Form 8-K filed on July 7, 2006.
(5)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 23, 2001.
(6)	Incorporated by reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 31, 2003.
(7)	Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: October 30, 2007	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman and
Chief Executive Officer

Date: October 30, 2007	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer