Form 10-K
period 2007-12-31
CFS BANCORP INC
filed 2008-03-07
CIK 1058438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________

FORM 10-K
____________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☑	Smaller reporting company ☐	Non-accelerated filer ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☑

     As of June 30, 2007, the aggregate value of the 10,845,740 shares of Common Stock of the Registrant outstanding on such date, which excludes 445,734 shares held by all directors and executive officers of the Registrant as a group, was approximately $151.3 million. This figure is based on the last known trade price of $14.55 per share of the Registrant’s Common Stock on June 30, 2007.

     Number of shares of Common Stock outstanding as of February 29, 2008: 10,692,806

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 2008 are incorporated by reference into Part III.

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

PART I.

ITEM 1. BUSINESS

GENERAL

     CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) is a registered unitary savings and loan holding company incorporated under the laws of the State of Indiana. The Company was formed in March 1998 and operates one wholly-owned subsidiary, Citizens Financial Bank (the Bank), and was formed to facilitate the Bank’s July 1998 conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the Conversion). In conjunction with the Conversion, the Company completed an initial public offering. The Company and the Bank are subject to oversight and examination by the Office of Thrift Supervision (OTS). See “Regulation – Regulation of Savings and Loan Holding Companies” below in this “Business” section.

     The Company employed 303 full-time equivalent employees at December 31, 2007. Management of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition, the Company utilizes the support staff of the Bank from time to time. The Company has responsibility for the overall conduct, direction, and performance of the Bank and provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital to the Bank.

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

     In recent years, the Bank has transitioned its business model from a traditional savings and loan engaged primarily in one-to-four family residential mortgage lending to a more diversified consumer and business banking model while retaining its emphasis on high-quality personalized customer service.

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

     The Bank’s 22 banking centers are responsible for the delivery of retail and small business loan and deposit products and services in the communities they serve. Banking Center Managers and their staffs utilize a relationship focused, customer centric approach in identifying opportunities, and meeting the needs and exceeding the expectations of their customers. By providing high-quality personalized customer service and solutions, the Banking Centers enhance our ability to improve our market share.

     The Bank’s Commercial Lending Group and Business Resource Center are primarily responsible for developing relationships with businesses that require larger, more sophisticated loan, deposit or cash management services. Specialized professionals analyze lending opportunities to ensure proper assessment of inherent risks and appropriate loan structures to appropriately manage those risks. Cash Management Specialists assist customers in maximizing the utility of cash balances and accelerating delivery of cash though various payment systems.

     The Bank periodically evaluates potential acquisitions and de novo branching opportunities to strengthen its overall market presence. The Bank targets areas that it believes are not yet fully served by other banking organizations, offers an attractive deposit base or potential business growth opportunities, and complements its existing market territory. The Bank opened its newest banking center in Tinley Park, Illinois and relocated its existing Merrillville, Indiana banking center to a free-standing full service banking facility in 2007. The Bank currently has plans to build a new banking center in Bolingbrook, Illinois and to relocate its existing banking centers in Flossmoor and Harvey, Illinois to free-standing full service banking facilities in 2008. In addition, the Bank purchased a parcel of land in January 2008 in order to build a second free-standing full service banking facility in Crown Point, Indiana.

     The Bank’s revenue is primarily derived from interest on loans and investment securities and loan and deposit fees. The Bank’s operations are significantly impacted by general economic conditions, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (FRB), legislative tax policies and governmental budgetary matters. The Bank’s revenue is largely dependent on net interest income, which is the difference between interest earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

AVAILABLE INFORMATION

     CFS Bancorp, Inc. is a public company and files annual, quarterly and special reports, proxy statements and other information with the SEC. The Company makes available, free of charge, on its website, www.citz.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these documents under the “Investor Relations” section. These documents are available as soon as reasonably practicable after they are filed or furnished to the SEC.

CORPORATE GOVERNANCE

     The Company has established certain committees of its Board of Directors, specifically Audit, Compensation, and Nominating Committees. The charters of these committees as well as the Company’s Code of Conduct and Ethics can be found on the Company’s website listed above. The information is also available in printed form to any shareholder who requests it by writing to the Company in care of its Vice President – Corporate Secretary, 707 Ridge Road, Munster, Indiana 46321.

MARKET AREA AND COMPETITION

     The Bank maintains 22 banking centers in Lake and Porter Counties in northwest Indiana and in Cook, DuPage and Will Counties in Illinois. All areas served by the Bank are part of the Chicago Metropolitan Statistical Area.

     The Bank has historically concentrated its efforts in the markets surrounding its offices. The Bank may also invest in areas outside of its market through the direct origination of commercial loans and purchase of commercial participation loans. The Bank’s market area reflects diverse socio-economic factors. Historically, the market area in northwest Indiana and the south-suburban areas of Chicago were heavily dependent on manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly significant to the region in the last decade. Growth in the local economies can be expected to occur largely as a result of the continued interrelation with Chicago as well as suburban business centers in the area.

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

LENDING ACTIVITIES

General

     The Bank originates commercial and retail loans. Included in the Bank’s commercial loan portfolio are commercial real estate, construction and land development, and commercial and industrial loans. The retail loan portfolio includes one-to-four family residential mortgage loans, lot loans and consumer loans including home equity loans, home equity lines of credit (HELOCs) and auto loans. See the Company’s loans receivable composition table in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

     The Bank has also invested, on a participating basis, in loans originated by other lenders. These participations may be within or outside of the Bank’s market area. The Bank applies the same underwriting guidelines applicable to loans it originates when considering investing in these participation loans. At December 31, 2007, the Bank had $82.6 million of purchased participations, of which $31.7 million was to borrowers located outside of the Bank’s market area. The Bank has historically invested in participation loans to supplement the direct origination of its commercial and construction loan portfolio. During 2007, the Bank experienced marginal pricing and increased credit risk in this segment. As a result, the Bank intends to significantly reduce its reliance on purchased participation loans during 2008.

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

     The Bank utilizes secondary market standards for underwriting one-to-four family residential mortgage loans which facilitates its ability to sell these loans into the secondary market. Secondary market requirements place limitations on debt-to-income ratios and loan size among other factors. As part of the underwriting process, the Bank evaluates, among other things, the applicants’ credit history, income, employment stability, repayment capacity and collateral. Although the Bank has sold certain of its one-to-four family residential mortgage loans, it intends to retain these loans originated during 2008.

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

     Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to specific designated amounts. The Bank’s Loan Committee meets weekly and reviews all loans that exceed individual loan approval limits. New loans and loan modifications are reviewed by the Bank’s full Board of Directors as part of its monthly review of the Loan Committee minutes.

     A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $19.2 million in the case of the Bank at December 31, 2007), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. Since January 2003, the Bank has had a general guideline of limiting multiple loans to the same borrower to 75% of the regulatory limit.

     The Bank is also required to monitor its aggregate loans to corporate groups. These are loans that are made to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate property and underwritten based on separate cash flows, the entities may all be owned or controlled by one individual or a group of individuals. The Bank is required by regulation to limit its aggregate loans to any corporate group to 50% of Tier 1 capital. At December 31, 2007, the Bank’s Tier 1 capital was $120.2 million. The Bank’s two largest corporate group relationships at December 31, 2007 equaled $23.3 million and $17.2 million, respectively. Both of these relationships are well below the group limit of $60.1 million and are performing in accordance with their terms.

COMMERCIAL AND CONSTRUCTION LENDING

General

     The Company’s commercial and construction lending portfolio includes commercial real estate loans, construction and development financing, and commercial and industrial loans. The business banking division is responsible for growing the Company’s commercial loan portfolio by generating loans of $100,000 or more to small businesses. These commercial and construction loans generally have variable interest rates indexed to the prime lending rate, the London Interbank Offered Rate (LIBOR) or the three- or five-year U.S. Treasury obligations.

Commercial Real Estate

     The majority of the Bank’s commercial loan portfolio is made up of loans secured by commercial real estate, including multi-family residential loans. These loans generally have three to ten year terms with an amortization period of 25 years or less. The Bank offers fixed interest rate loans and variable rate loans with fixed interest rates for the initial three- or five-year period which then adjust at each three- or five-year interval to a designated index such as the prime lending rate or LIBOR plus a stipulated margin for the remainder of the term. Commercial real estate loans generally have shorter terms to maturity and higher yields than the Bank’s one-to-four family residential mortgage loans. Upon closing, the Bank usually receives fees of between 0.25% and 1.0% of the principal loan balance. These loans are typically subject to prepayment penalties. The Bank generally obtains personal guarantees for commercial real estate loans from any principal owning 20% of more of the business.

     The Bank evaluates various aspects of commercial real estate loans in an effort to manage credit risk to an acceptable level. In underwriting these loans, consideration is given to the stability of the property’s cash flow, future operating projections, management experience, current and projected occupancy, location and physical condition. In addition, the Bank in most cases performs sensitivity analysis on cash flows utilizing various occupancy and interest rate assumptions when underwriting the loans to determine how different scenarios may impact the borrowers’ ability to repay the loans. The Bank has generally imposed a debt coverage ratio (the ratio of net income before interest, depreciation and debt payments to debt service) of not less than 110% for commercial real estate loans. The underwriting analysis also includes a review of the financial condition of borrowers and guarantors as well as cash flows from global resources. An appraisal report is prepared by an independent appraiser commissioned by the Bank to determine property values based upon current market conditions. All appraisal reports and any necessary environmental site assessments are reviewed by the Bank before the loan closes.

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

     The Bank’s commercial real estate loans are secured by hotels, medical office facilities, multi-family residential buildings, churches, small office buildings, strip shopping centers and other commercial uses. These loans were previously originated in amounts of less than $15.0 million; the Bank is currently limiting these loans to amounts of less than $5.0 million. At December 31, 2007, the average outstanding balance of the Bank’s commercial real estate loans approximated $730,000.

Construction and Land Development Loans

     The Bank currently offers construction loans for commercial real estate and multi-family residential properties along with construction loans to local residential builders. The Bank’s construction portfolio also includes construction/permanent one-to-four family residential loans which will convert to permanent mortgage loans upon the completion of the construction. At the time of conversion, these loans will become part of the Bank’s one-to-four family residential mortgage loan portfolio.

     The Bank also originates loans to developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. These loans are secured by a mortgage on the property which is generally limited to the lesser of 75% of its appraised value or 75% of its cost and are typically made for a period of up to three years. The Bank requires monthly interest payments during the loan’s term. The principal of the loan is reduced as lots are sold and released. The majority of the Bank’s land development loans are secured by property located in its primary market area. In addition, the Bank generally obtains personal guarantees from the borrower’s principals for construction and land development loans.

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

     Construction and development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner-occupied real estate. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the estimated cost (including interest) of construction, and the absorption rate utilized in the original appraisal report. If the estimate of construction cost proves to be inaccurate, the Bank typically seeks to require the borrower to inject cash equity to cover any shortfall. The Bank may then need to advance funds beyond the amount originally committed to ensure completion of the development.

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

     At December 31, 2007, the average outstanding balance of the Bank’s construction and land development loans was approximately $846,000.

Commercial and Industrial Loans

     The Bank also originates commercial loans that are primarily secured by business assets other than real estate and secured and unsecured operating lines of credit. These types of loans undergo an underwriting process similar to the other types of commercial lending the Bank offers; however, these loans tend to have different risks associated with them since repayment is based on the cash flows of the business operation. As of December 31, 2007, the average outstanding balance of the Bank’s commercial and industrial loans was approximately $163,000.

RETAIL LENDING

General

     The Bank’s retail lending program includes one-to-four family residential loans, home equity loans, HELOCs, lot loans, auto loans and other consumer loans. The Bank’s senior personal bankers are responsible for originating its retail loans. Retail loans may also be originated by its customer call center or via the internet at the Bank’s website, www.citz.com. Previously, the Bank’s primary focus was on originating and retaining variable-rate retail products; however, the Bank began retaining certain fixed-rate amortizing one-to-four family residential loans toward the end of 2007 and anticipates that it will continue to retain the one-to-four family residential loans it originates during 2008.

One-to-Four Family Residential Loans

     Substantially all of the Bank’s one-to-four family residential mortgage loans consist of conventional loans. Conventional loans are neither insured by the Federal Housing Administration (FHA) nor partially guaranteed by the Department of Veterans Affairs (VA). The vast majority of the Bank’s one-to-four family residential mortgage loans are secured by properties located in the Bank’s market areas.

     The Bank’s residential mortgage loans have either fixed interest rates or variable interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities between 10 and 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan and interest by the maturity date. The Bank does not originate non-amortizing one-to-four family residential loans. Substantially all of the Bank’s one-to-four family residential mortgage loans contain due-on-sale clauses, which permit the Bank to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan. The Bank enforces such due-on-sale clauses.

     The Bank’s fixed-rate loans are generally originated under terms, conditions and documentation which permit them to be sold in the secondary market. At December 31, 2007, $86.2 million, or 40.5%, of the Bank’s one-to-four family residential mortgage loans were fixed-rate loans. During 2007, the Bank sold approximately $10.9 million of fixed-rate loans, of which $9.2 million were sold with servicing retained.

     The adjustable-rate one-to-four family residential mortgage (ARM) loans currently offered by the Bank have interest rates which are fixed for the initial three- or five-year period and then adjust annually to the corresponding constant maturity (CMT) plus a stipulated margin. The Bank’s ARMs generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate increases over the life of the loan. This cap is generally 6% above the initial rate. The Bank’s ARMs require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. The Bank does not have any interest-only adjustable rate one-to-four family residential loans in its portfolio. At December 31, 2007, $126.4 million, or 59.5%, of the Bank’s one-to-four family residential mortgage loans were adjustable-rate loans.

     The Bank’s one-to-four family residential loans generally do not exceed amounts limited to the maximum amounts contained in U.S. Government sponsored agency guidelines. In addition, the Bank’s maximum loan-to-value (LTV) ratio for these loans is generally 95% of the lesser of the secured property’s sales price or appraised value and generally obtains private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value.

     Although the Bank has generally sought to avoid making sub-prime loans, it has limited exposure to these types of loans. At December 31, 2007, the Company’s retail loan portfolio included $15.5 million of loans to borrowers who meet the Bank’s internal guidelines of a sub-prime retail borrower, which is primarily determined by the borrower’s credit scores at the time of approval. The average outstanding balance for these loans is $52,000. Of the total retail loans considered by the Company’s management to be sub-prime, over 88% were current in their payments at December 31, 2007.

Home Equity Products

     The majority of the Bank’s home equity products are HELOCs which are structured as a variable-rate line of credit with terms up to 20 years including a 10 year repayment period. The Bank also offers home equity loans with a 10 year term which have a fixed-rate through maturity. The Bank’s home equity products are secured by the underlying equity in the borrower’s residence. These products generally require LTV ratios of 90% or less after taking into consideration any first mortgage loan. There is a higher risk associated with this type of lending since these products are typically secured by a second mortgage on the borrower’s residence. The Bank looks to the borrower’s credit score as an indication of the applicant’s ability to pay and a factor in establishing the interest rate on the loan or line of credit.

Other Loans

     The Bank’s other retail loans consist primarily of consumer loans, loans secured by deposit accounts and auto loans. The Bank is not actively marketing these types of loans and offers them primarily as an accommodation to its existing relationship customers.

SECURITIES ACTIVITIES

     The Company’s investment policy, which has been established by the Board of Directors, is designed to prescribe authorized investments and outline the Company’s practices for managing risks involved with investment securities. The investments of the Company are managed to balance the following objectives:

  preserving principal;

  providing liquidity for loan demand, deposit fluctuations and other statement of condition changes;

  insulating net interest income from the impact of changes in market interest rates;

  maximizing return on invested funds within acceptable risk guidelines; and

  meeting pledging and liquidity requirements.

     The Company’s investment policy permits investments in various types of securities including obligations of the U.S. Treasury, federal agencies, government sponsored entities (GSEs), investment grade corporate obligations (A rated or better), trust preferred securities, other equity securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative instruments.

     The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in Financial Accounting Standards Board (FASB) Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’

equity) and not recognized in income until the security is ultimately sold. The Company from time to time may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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

     The Bank utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for deposits outside of its market area nor does it currently utilize the services of deposit brokers. The Bank has increased the amount of public deposits with local municipalities by developing products attractive to these entities. Due to the relatively large size of these balances and the cyclical nature of the municipalities’ cash flows, the Bank’s total deposits can fluctuate as a result of changes in these balances. At times, the Bank has implemented initiatives to attract core deposits in all of its markets by offering various limited-time promotions for new deposit accounts. As the need for funds warrant, the Bank may continue to use deposit promotions in new and existing markets to build its customer base.

Borrowed Money

     Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB. The advances from the FHLB – Indianapolis (FHLB–IN) are secured by capital stock of the FHLB–IN, a blanket pledge of certain of the Bank’s mortgage loans, and FHLB–IN time deposits. These advances are made in accordance with several different credit programs, each of which has its own interest rate and range of maturities. The Bank has, from time to time, utilized short-term Federal Funds purchased as a source of funds. The Bank also began offering sales of securities under agreements to repurchase (Repo Sweeps). These Repo Sweeps are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed money in the Company’s consolidated statements of condition.

SUBSIDIARIES

     During 2007, the Bank had one active, wholly-owned subsidiary, CFS Holdings, Ltd. (CFS Holdings). This subsidiary was approved by the OTS in January 2001 and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was funded with approximately $140.0 million of the Bank’s investment securities and performs a significant amount of the Bank’s securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established by the Bank for CFS Holdings. Revenues of CFS Holdings were $4.1 million for the year ended December 31, 2007 compared to $3.3 million and $3.0 million for the years ended December 31, 2006 and 2005, respectively. Operating expenses of this subsidiary were $63,000 for the year ended December 31, 2007 compared to $61,000 and $65,000 for the years ended December 31, 2006 and 2005, respectively.

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

     The Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm (RPAF). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” as defined by the SEC and if not, why not. As required by the Act, the SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The RPAF that issues the audit report must attest to and report on the effectiveness of the company’s internal controls. See “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

Regulation of Federal Savings Banks

     As a federally insured savings bank, lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is regularly examined by the OTS and must file periodic reports concerning its activities and financial condition.

     Although the OTS is the Bank’s primary regulator, the Federal Deposit Insurance Corporation (FDIC) has backup enforcement authority over the Bank. The Bank’s eligible deposit accounts are insured by the FDIC up to applicable limits.

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

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above these minimums. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (i) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, and similar risks of a high proportion of off-balance sheet risk; (ii) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented and are not managed adequately under OTS regulations; or (iii) a savings association may be adversely affected by the activities or condition of its holding company, affiliates, subsidiaries or other persons or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     The Bank’s tangible and core capital ratios were 10.5%, and its total risk-based capital ratio was 13.93% at December 31, 2007. At such date, the Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations. For further discussion related to the Bank’s capital ratios see “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Consequences of Failure to Comply with Regulatory Capital Requirements

     Any savings bank not in compliance with all of the capital requirements is required to submit a capital plan that addresses the bank’s need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings bank must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings bank’s capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings bank not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels, (ii) reducing the rate of interest that may be paid on savings accounts, (iii) limiting receipt of deposits to those made to existing accounts, (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts, (v) ceasing or limiting the purchase of loans or the making of other specified investments, and (vi) limiting operational expenditures to specified levels. Noncompliance with the standards established by the OTS or other regulators may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil monetary penalty assessments.

     The HOLA permits savings banks not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. If an exemption is granted by the OTS, the savings bank still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

Prompt Corrective Action

     The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution’s capital classification. At December 31, 2007, the Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations. For further discussion related to the Bank’s capital ratios see “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Capital Distribution Regulation

     OTS regulations impose limitations upon all capital distributions by a savings institution if the institution would not be “well-capitalized” after the distributions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s own stock, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations provide that an institution must submit an application to the OTS to receive approval of the capital distributions if the institution (i) is not eligible for expedited treatment; or (ii) proposes capital distributions for the applicable calendar year that exceed in the aggregate its net income for that year to date plus its retained income for the preceding two years; or (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the institution would be required to provide a written notice to the OTS prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS. During 2007, the Bank requested (and received) approval from the OTS to pay dividends to the Company in the amount of $7.0 million to be paid on a quarterly basis.

Qualified Thrift Lender Test

     Like all OTS-regulated institutions, the Bank is required to meet a Qualified Thrift Lender (QTL) test or the Internal Revenue Service (IRS) tax code Domestic Building and Loan Association (DBLA) test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company’s mandatory registration as a savings and loan holding company under the HOLA. A savings association satisfies the QTL test if: (i) on a monthly average basis in at least nine months out of each twelve month period, at least 65% of a specified asset base of the savings association consists of loans to small businesses, credit card loans, educational loans, or certain assets related to domestic residential real estate, including residential mortgage loans and mortgage securities; or (ii) at least 60% of the savings association’s total assets consist of cash, U.S. government or government agency debt or equity securities, fixed assets, or loans secured by deposits, real property used for residential, educational, church, welfare, or health purposes, or real property in certain urban renewal areas. To be a QTL under the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA’s assets must consist of assets that savings associations normally hold, except for consumer loans that are not educational loans. The Bank met the requirements of the DBLA test by maintaining 63% of such assets at December 31, 2007.

     A savings association which fails to meet either test must either convert to a bank or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for both a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Within three years of failing the QTL test or DBLA test the association must dispose of any investment or activity not permissible for both a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Regulation by the FDIC and Deposit Insurance Premiums

     The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The deposits of the Bank are insured to the maximum extent permitted by the FDIC and the insurance is backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the DIF on March 31, 2006 in accordance with the Federal Deposit Insurance Reform Act of 2005. The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC annually sets the reserve level of the DIF within a statutory range between 1.15% and 1.50% of insured deposits. The FDIC set the reserve level at 1.25% for 2007 and it will remain at that level for 2008. If the reserve level of the insurance fund falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions.

     The FDIC Board approved a new risk-based premium system in November 2006 which was effective January 1, 2007. The FDIC’s new regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes approximately 95% of FDIC-insured institutions. Risk Categories II, III, and IV consist of institutions that present progressively greater risks to the DIF. Effective January 1, 2007, Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of five to seven basis points for every $100 of deposit accounts. The rates for Risk Categories II, III, and IV are seven, 28, and 43 basis points, respectively. Rates are subject to change with advance notice to insured institutions.

     An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid high premiums in the past to bolster the FDIC’s insurance reserves were assigned assessment credits to initially offset all of their premiums in 2007. The Bank was assigned a $1.2 million credit to be applied to future insurance premiums and utilized $470,000 of the credit towards the full payment of its 2007 insurance premiums. On November 5, 2007, the FDIC announced that it would decide whether to adjust the existing premium levels in March 2008.

     In addition to the FDIC insurance premium, the Bank is required to pay a semi-annual Financing Corporation (FICO) assessment in order to share in the payment of interest due on bonds used to provide liquidity to the savings and loan industry in the 1980s. During 2007, the Bank’s FICO assessment totaled $104,000, or 1.16 basis points of its insured deposits for the year ended December 31, 2007.

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

Community Reinvestment Act and the Fair Lending Laws

     Savings institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory rating during its latest CRA examination in 2006.

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

Federal Fair Lending Laws

     The Fair Lending Laws prohibit discriminatory lending practices. The Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. Under the Fair Housing Act, it is unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. Among other things, these laws prohibit a lender from denying or discouraging credit on a discriminatory basis, making excessively low appraisals of property based on racial considerations, or charging excessive rates or imposing more stringent loan terms or conditions on a discriminatory basis. In addition to private actions by aggrieved borrowers or applicants for actual and punitive damages, the U.S. Department of Justice and other regulatory agencies can take enforcement action seeking injunctive and other equitable relief for alleged violations.

Fair Credit Reporting Act

     In connection with the passage of the Fair and Accurate Credit Transactions (FACT) Act, the Bank’s financial regulator has issued final rules and guidelines, effective November 1, 2008, requiring the Bank to adopt and implement a written identify theft prevention program, paying particular attention to 26 identified “red flag” events. The program must also assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy.

     The FACT Act also gives consumers the ability to challenge the Bank with respect to credit reporting information provided by the Bank. The new rule also prohibits the Bank from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been given notice and an opportunity to opt out of such solicitation for a period of five years.

Home Mortgage Disclosure Act

     The federal Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of one-to-four family and multi-family dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

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

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional FHLBs. The FHLB system provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Indianapolis (FHLB–IN), is required to acquire and hold shares of capital stock in this FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from this FHLB, whichever is greater. At December 31, 2007, the Bank had advances from FHLB–IN with aggregate outstanding principal balances of $113.1 million, and the Bank’s investment in FHLB–IN stock of $23.9 million was $16.8 million in excess of its minimum requirement. FHLB advances must be secured by specified types of collateral and are available to member institutions primarily for the purpose of providing funds for residential housing finance. FHLBs also purchase mortgages in the secondary market through their Mortgage Purchase Program (MPP). The Bank has not sold loans to MPP since December 2005.

     Regulatory directives, capital requirements and net income of the FHLBs affect their ability to pay dividends to their members. In addition, FHLBs are required to provide funds to cover certain obligations and to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

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

     As of December 31, 2007, approximately 65% of our loan portfolio consisted of commercial and industrial, construction and land development, and commercial real estate loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends primarily on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small- or middle-market business customers who may have vulnerability to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than one-to-four family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, construction and land development, and commercial real estate loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans and also could require us to increase the provision for losses on loans and increase loan charge-offs, all of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations. See further discussion on our commercial loan portfolio in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Our allowance for losses on loans may be insufficient to cover actual losses on loans.

     We maintain an allowance for losses on loans at a level we believe adequate to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans is a reserve established through a provision for losses on loans charged to expense that represents our estimate of probable incurred losses within the loan portfolio at each statement of condition date and is based on the review of available and relevant information. The level of the allowance for losses on loans reflects our consideration of historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions. The determination of the appropriate level of the allowance for losses on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the allowance for losses on loans. In addition, bank regulatory agencies periodically review our allowance for losses on loans and may require an increase in the provision for losses on loans or the recognition of further loan charge-offs, based on judgments different from ours. Also, if charge-offs in future periods exceed the allowance for losses on loans, we will need additional provisions to increase our allowance for losses on loans. Any increases in the allowance for losses on loans will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations. For further discussion related to our process for determining the appropriate level of the allowance for losses on loans see “Critical Accounting Policies” and “Allowance for Losses on Loans” within “Item 7. Management’s Discussion and Analysis of Financial Results and Operations” of this Annual Report on Form 10-K.

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

The trading volume in our common stock is less than that of larger public companies which can contribute to volatility in our stock price.

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

     We may expand into additional communities or attempt to strengthen our position in our current market and in surrounding areas by opening new branches and acquiring existing branches of other financial institutions. To the extent that we undertake additional branch openings and acquisitions, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of management’s time and attention from other aspects of our business and the general disruption to our business.

We are subject to extensive government regulation and supervision which could adversely affect our operations.

     We are subject to extensive federal and state regulations and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole; not shareholders. These regulations affect our lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal agencies continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect us in substantial and unpredictable ways. Such changes could subject us to additional costs, limit the types of financial services and products we may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on our business, financial condition and results of operations. While we have policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur. For further discussion related to these regulations see

“Regulation” within “Item 1. Business” and also “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

Offices and Properties

     The following table sets forth certain information relating to the Bank’s offices at December 31, 2007. In addition, the Bank maintains 36 automated teller machines (ATMs), 23 of which are located at its branch offices.

			Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2007	December 31, 2007
			(Dollars in thousands)
Executive Office:
707 Ridge Road (1)	Owned	—	$2,195	$152,136
Munster, IN 46321

Indiana Branch Offices:
155 North Main Street	Owned	—	257	67,615
Crown Point, IN 46307

1100 East Joliet Street	Leased	2008	112	87,363
Dyer, IN 46311

4740 Indianapolis Boulevard	Owned	—	437	34,804
East Chicago, IN 46312

2121 East Columbus Drive (2)	Leased	2008	368	20,270
East Chicago, IN 46312

5311 Hohman Avenue	Owned	—	292	53,194
Hammond, IN 46320

3853 45th Street	Owned	—	755	26,285
Highland, IN 46322

803 West 57th Avenue (3)	—	—	—	—
Merrillville, IN 46410

6101 Harrison Street (4)	Owned	—	1,290	24,260
Merrillville, IN 46410

1720 45th Street	Owned	—	255	100,485
Munster, IN 46321

7650 Harvest Drive (5)	Owned	—	1,680	25,558
Schererville, IN 46375

855 Thornapple Way	Owned	—	205	42,281
Valparaiso, IN 46383

			Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2007	December 31, 2007
			(Dollars in thousands)
Illinois Branch Offices:
310 South Weber Road	Owned	—	$1,073	$6,300
Bolingbrook, IL 60490

8301 South Cass Avenue (6)	Owned	—	3,266	16,013
Darien, IL 60561

3301 West Vollmer Road	Leased	2009	—	38,772
Flossmoor, IL 60422

154th Street at Broadway (7)	Leased	—	110	21,768
Harvey, IL 60426

13323 South Baltimore	Owned	—	261	28,457
Hegewisch/Chicago, IL 60633

9161 West 151st Street	Leased	2009	5	13,963
Orland Park, IL 60462

7101 West 127th Street	Owned	—	192	43,389
Palos Heights, IL 60463

601 East 162nd Street	Owned	—	209	44,380
South Holland, IL 60473

425 East 170th Street (8)	Owned	—	229	—
South Holland, IL 60473

7231 West 171st Street	Owned	—	1,397	3,083
Tinley Park, IL 60477

7229 South Kingery Highway	Leased	2012	34	12,896
Willowbrook, IL 60527

Other Properties:
8149 Kennedy Avenue (9)	Leased	2009	12	—
Highland, IN 46322

Lot 4 at Ronald Reagan Boulevard &	Owned	—	465	—
Essington Road (10)
Bolingbrook, IL 60490

3619 Park Drive (11)	Owned	—	492	—
Olympia Fields, IL 60461
____________________

(1)	Includes 5,604 square feet of space currently under lease to third parties.

(2)	Full service branch facility located in grocery store chain.

(3)	Leased location closed on November 10, 2007.

(4)	New full-service banking facility that opened on November 13, 2007.

(5)	Includes 3,570 square feet of space currently under lease to a third party.

(6)	Includes 3,120 square feet of space currently under lease to third parties.

(7)	Facility is on a month-to-month lease.

(8)	Deposits included with office located at 162nd St., South Holland, IL.

(9)	Operations and Customer Call Center.

(10)	Land purchased for new full-service banking facility in Bolingbrook, IL.

(11)	Land purchased for new full-service banking facility in Olympia Fields, IL to replace the current Flossmoor facility.

ITEM 3. LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

     The case of Betty and Raymond Crenshaw v. CFS Bancorp, et al. was filed in the United States District Court for the Northern District of Indiana sitting in Hammond, Indiana on December 6, 2005 under Cause No. 2:05 CV 440. The lawsuit names the Company, a police officer who was purportedly acting as the Bank’s security guard, along with three other police officers and the City of East Chicago as defendants. The lawsuit was brought in connection with an incident that occurred at a Bank branch on February 6, 2004. The complaint seeks compensation for alleged personal injuries, violations of civil rights, battery, false arrest, intentional infliction of emotional distress and loss of consortium. The plaintiffs also seek punitive damages and attorneys’ fees in this cause of action. The Company’s defense in this matter has been tendered to and accepted by the Company’s insurance carrier. An appearance has been filed on behalf of the Company by trial counsel retained by the Company’s insurance carrier. The case was in the discovery phase in 2006 and 2007. In the event that judgment is entered for the plaintiffs, insurance would not be available to indemnify the Company for punitive damages should they be assessed. The total potential exposure to the Company is not quantifiable at this stage of the proceedings insofar as the amount of damages being sought was not specifically set forth in the complaint and no other demand has been made by the plaintiffs to the Company.

     Other than the above-referenced matters, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The Company’s common stock is traded on the NASDAQ National Market under the symbol “CITZ”. As of December 31, 2007, there were 10,705,510 shares of common stock outstanding which were held by 2,005 stockholders of record. The following table sets forth the quarterly share price and cash dividends paid per share during each quarter of 2007 and 2006. See further information regarding the Company’s ability to pay dividends in “Regulation” within “Item 1. Business” and also “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

			Cash
	Share Price		Dividend
	High	Low	Paid
2006
First Quarter	$14.98	$14.32	$0.12
Second Quarter	14.90	14.10	0.12
Third Quarter	15.04	14.58	0.12
Fourth Quarter	14.90	14.21	0.12
2007
First Quarter	$15.00	$14.48	$0.12
Second Quarter	15.12	14.53	0.12
Third Quarter	14.65	13.93	0.12
Fourth Quarter	14.89	14.09	0.12

     The information for equity compensation plans is incorporated by reference from “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

(b)	Not applicable.

(c)	The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares that May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid Per Share	Plans or Programs	Plans or Programs (1)
October 1-31, 2007	—	—	—	257,190
November 1-30, 2007	21,237	14.13	21,237	235,953
December 1-31, 2007	109,228	14.77	109,228	126,725
Total	130,465	14.67	130,465	126,725
____________________

(1)	The Company publicly announced on June 15, 2006 a repurchase program for 600,000 shares. This repurchase program was completed during the first quarter of 2007 when 188,283 shares were repurchased pursuant to this plan. On February 27, 2007, the Company publicly announced a new share repurchase plan for an additional 600,000 shares. The remaining 75,245 shares from the first quarter of 2007 plus 398,030 shares repurchased in the second, third and fourth quarters of 2007 were repurchased pursuant to this plan.

PERFORMANCE GRAPH

     The following graph compares the cumulative total returns for the Company’s common stock to the total returns for the Standard and Poor’s 500 Index (S&P 500) and the NASDAQ Bank Index. The graph assumes that $100 was invested on December 31, 2002 in the Company’s common stock, the S&P 500 Index, and the NASDAQ Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes dividends are reinvested.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
CFS Bancorp, Inc.	$100.00	$106.69	$106.11	$110.05	$116.49	$120.70
S&P 500	100.00	128.68	142.69	149.70	173.34	182.86
NASDAQ Bank Index	100.00	129.93	144.21	137.97	153.15	119.35

ITEM 6. SELECTED FINANCIAL DATA

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)
Selected Financial Condition Data:
Total assets	$1,150,278	$1,254,390	$1,242,888	$1,314,714	$1,569,270
Loans receivable	793,136	802,383	917,405	988,085	982,579
Allowance for losses on loans	8,026	11,184	12,939	13,353	10,453
Securities, available-for-sale	224,594	298,925	218,550	202,219	326,304
Securities, held-to-maturity	3,940	—	—	—	—
Deposits	863,272	907,095	828,635	863,178	978,440
Borrowed money	135,459	202,275	257,326	286,611	418,490
Stockholders’ equity	130,414	131,806	142,367	147,911	155,953
Book value per outstanding share	$12.18	$11.84	$11.86	$11.94	$12.78
Average stockholders’ equity to average assets	10.75%	10.54%	11.38%	10.58%	10.01%
Non-performing assets to total assets	2.67	2.22	1.74	2.14	1.46
Allowance for losses on loans to non-performing loans	27.11	40.64	61.49	48.25	46.01
Allowance for losses on loans to total loans	1.01	1.39	1.41	1.35	1.06

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)
Selected Operations Data:
Interest income	$72,241	$75,547	$69,464	$68,986	$71,389
Interest expense	38,134	42,644	39,603	38,900	43,678
Net interest income	34,107	32,903	29,861	30,086	27,711
Provision for losses on loans	2,328	1,309	1,580	8,885	2,326
Net interest income after provision for losses on loans	31,779	31,594	28,281	21,201	25,385
Non-interest income	11,515	10,542	11,397	11,610	12,788
Non-interest expense	33,459	36,178	33,485	46,592	34,034
Income (loss) before income taxes	9,835	5,958	6,193	(13,781)	4,139
Income tax expense (benefit)	2,310	618	1,176	(7,204)	601
Net income (loss)	$7,525	$5,340	$5,017	$(6,577)	$3,538

Earnings (loss) per share (basic)	$0.71	$0.48	$0.43	$(0.57)	$0.31
Earnings (loss) per share (diluted)	0.69	0.47	0.42	(0.57)	0.30
Cash dividends declared per common share	0.48	0.48	0.48	0.44	0.44
Dividend payout ratio	69.57%	102.13%	114.29%	NM	146.67%

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)
Selected Operating Ratios:
Net interest margin	3.02%	2.73%	2.48%	2.13%	1.87%
Average interest-earning assets to average interest-bearing liabilities	113.27	113.03	113.44	111.59	110.45
Ratio of non-interest expense to average total assets	2.76	2.83	2.62	3.14	2.19
Return (loss) on average assets	0.62	0.42	0.39	(0.44)	0.23
Return (loss) on average equity	5.78	3.96	3.45	(4.19)	2.28

Efficiency Ratio Calculations (1)
Efficiency Ratio:
Non-interest expense	$33,459	$36,178	$33,485	$46,592	$34,034
Net interest income plus non-interest income	$45,622	$43,445	$41,258	$41,696	$40,499
Efficiency ratio	73.34%	83.27%	81.16%	111.74%	84.04%

Core Efficiency Ratio:
Non-interest expense	$33,459	$36,178	$33,485	$46,592	$34,034
Adjustment for the prepayment penalty
on the early extinguishment of debt	––	––	––	(10,298)	––
Non-interest expense – as adjusted	$33,459	$36,178	$33,485	$36,294	$34,034
Net interest income plus non-interest income	$45,622	$43,445	$41,258	$41,696	$40,499
Adjustments:
Net realized (gains) losses on sales of securities available-for-sale	(536)	(750)	238	(719)	(1,900)
Other-than-temporary impairment of securities available-for-sale	—	—	240	1,018	120
Net realized (gains) losses on sales of assets	(22)	994	(354)	(225)	(39)
Amortization of deferred premium on the early extinguishment of debt	4,540	9,624	14,381	2,052	––
Net interest income plus non-interest income – as adjusted	$49,604	$53,313	$55,763	$43,822	$38,680
Core efficiency ratio	67.45%	67.86%	60.05%	82.82%	87.99%
____________________

(1)	See “Results of Operations – Non-Interest Expense” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions about the Company’s non-GAAP efficiency ratio and core efficiency ratio disclosures.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company’s net income for the year ended December 31, 2007 increased 40.9% to $7.5 million from $5.3 million for the 2006 period which reflects an improved net interest margin and reduced operating costs. Diluted earnings per share for the 2007 period increased 46.8% to $0.69 when compared to $0.47 for the 2006 period.

     The Company’s net interest margin expanded to 3.02% for the year ended December 31, 2007 from 2.73% for the comparable 2006 period. The increase was primarily a result of higher rates earned on interest-earning assets coupled with a reduction in the cost of borrowed money due to decreases in the amortization of the deferred premium on the early extinguishment of the Company’s Federal Home Loan Bank (FHLB) debt (Premium Amortization). Partially offsetting these favorable impacts was an increase in deposit costs.

     The Company’s initiatives to improve operating efficiencies in 2007 resulted in reduced operating expenses of $2.7 million to $33.5 million for the year ended December 31, 2007 from $36.2 million for the comparable 2006 period. This reduction combined with increases in net interest income resulted in the improvement in the Company’s efficiency ratio to 73.3% for 2007 from 83.3% for 2006. The Company’s core efficiency ratios were 67.5% and 67.9%, respectively, for 2007 and 2006. For the Company’s calculations of its efficiency and core efficiency ratios see the “Results of Operations – Non-Interest Expense” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

     Total loans receivable were $793.1 million at December 31, 2007, a $9.2 million decrease from December 31, 2006. During 2007, the Company funded $287.1 million of loans and purchased $65.6 million of participation loans. These increases were offset by $331.2 million of loan repayments and $24.1 million of loan sales. The Company’s loan sales include the sale of $12.8 million of impaired and potential problem assets that were sold during the fourth quarter of 2007.

     During 2007, the Company increased its provision for losses on loans to $2.3 million from $1.3 million in 2006. The increase in the provision was the result of an increase in non-performing loans combined with a $1.3 million increase in impairment reserves related to a purchased participation in a land development loan and a commercial real estate loan. Non-performing assets increased during 2007 due to the addition of two construction and land development loans totaling $10.5 million in the aggregate and two commercial real estate loans totaling $3.2 million in the aggregate. Non-performing assets were positively impacted by the aforementioned sale which included $9.1 million in non-performing commercial real estate loans.

     Management continues to explore ways to reduce its credit risk related to the non-performing assets through various alternatives, including the potential sale of certain of these assets. Given current economic uncertainties and the potential for credit deterioration relating to housing and speculative real estate, management has decided to shift the focus for loan origination from large commercial real estate loans and participations purchased toward commercial and industrial loans and smaller commercial real estate loans. While this shift may reduce the size of the loan portfolio in the near future, it is also expected to diversify and reduce the overall credit risk within the portfolio.

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

     The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in the Company’s financial statements. Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. Management currently views the determination of the allowance for losses on loans and the accounting for income taxes to be critical accounting policies.

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

     The second component of the allowance for losses on loans contains allocations for probable losses that have been identified relating to specific borrowing relationships pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan. This component consists of expected losses resulting in specific credit allocations for individual loans not considered within the above mentioned loan pools. The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

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

     In addition, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (FIN48) effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the Company’s operating results. Management believes the tax liabilities are adequately and properly recorded in the Company’s consolidated financial statements.

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

	Year Ended December 31,
	2007			2006			2005
						Average
	Average		Average	Average		Yield/	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$806,626	$56,678	7.03%	$854,268	$59,852	7.01%	$960,486	$60,880	6.34%
Securities (2)	265,116	12,684	4.72	292,140	12,713	4.29	207,880	7,388	3.51
Other interest-earning assets (3)	59,215	2,879	4.86	59,753	2,982	4.99	36,837	1,196	3.25
Total interest-earning assets	1,130,957	72,241	6.39	1,206,161	75,547	6.26	1,205,203	69,464	5.76
Non-interest earning assets	79,370			74,433			74,161
Total assets	$1,210,327			$1,280,594			$1,279,364
Interest-bearing liabilities:
Deposits:
Checking accounts	$100,781	955	0.95	$102,049	1,024	1.00	$107,434	839	0.78
Money market accounts	176,538	5,947	3.37	145,756	4,306	2.95	131,121	1,785	1.36
Savings accounts	142,018	941	0.66	159,936	693	0.43	187,441	633	0.34
Certificates of deposit	400,607	18,379	4.59	391,844	16,140	4.12	351,555	10,429	2.97
Total deposits	819,944	26,222	3.20	799,585	22,163	2.77	777,551	13,686	1.76
Borrowings:
Other short-term
borrowings (4)	19,828	811	4.09	19,353	902	4.66	1,040	35	3.37
FHLB borrowings (5)(6)(7)	158,667	11,101	6.90	248,211	19,579	7.78	283,859	25,882	8.99
Total borrowed money	178,495	11,912	6.58	267,564	20,481	7.55	284,899	25,917	8.97
Total interest-bearing
liabilities	998,439	38,134	3.82	1,067,149	42,644	4.00	1,062,450	39,603	3.73
Non-interest bearing deposits	64,315			61,350			53,845
Non-interest bearing liabilities	17,475			17,158			17,453
Total liabilities	1,080,229			1,145,657			1,133,748
Stockholders’ equity	130,098			134,937			145,616
Total liabilities and stockholders’ equity	$1,210,327			$1,280,594			$1,279,364
Net interest-earning assets	$132,518			$139,012			$142,753
Net interest income/ interest rate spread		$34,107	2.57%		$32,903	2.26%		$29,861	2.03%
Net interest margin			3.02%			2.73%			2.48%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.27%			113.03%			113.44%
____________________

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of securities are based on amortized cost.

(3)	Includes FHLB stock, money market accounts, federal funds sold and interest-earning bank deposits.

(4)	Includes federal funds purchased and Repo Sweeps.

(5)

The 2007 period includes an average of $162.4 million of contractual FHLB borrowings reduced by an average of $3.7 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowings for the 2007 period includes $4.5 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium for the 2007 period increased the average cost of borrowed money as reported to 6.58% compared to an average contractual rate of 4.14%.

(6)

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

(7)

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

	Year Ended December 31,
	2007 Compared to 2006				2006 Compared to 2005
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/	Total Net			Rate/	Total Net
	Rate	Volume	Volume	Inc/(Dec)	Rate	Volume	Volume	Inc/(Dec)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$174	$(3,338)	$(10)	$(3,174)	$6,414	$(6,733)	$(709)	$(1,028)
Securities	1,263	(1,175)	(117)	(29)	1,658	2,995	672	5,325
Other interest-earning assets	(79)	(25)	1	(103)	642	744	400	1,786
Total net change in income on interest-
earning assets	1,358	(4,538)	(126)	(3,306)	8,714	(2,994)	363	6,083
Interest-bearing liabilities:
Deposits:
Checking accounts	(57)	(13)	1	(69)	239	(42)	(12)	185
Money market accounts	604	909	128	1,641	2,089	199	233	2,521
Savings accounts	367	(78)	(41)	248	179	(93)	(26)	60
Certificates of deposit	1,837	361	41	2,239	4,052	1,195	464	5,711
Total deposits	2,751	1,179	129	4,059	6,559	1,259	659	8,477
Borrowings:
Other short-term borrowings	(110)	22	(3)	(91)	14	616	237	867
FHLB borrowings	(2,213)	(7,063)	798	(8,478)	(3,491)	(3,250)	438	(6,303)
Total borrowings	(2,323)	(7,041)	795	(8,569)	(3,477)	(2,634)	675	(5,436)
Total net change in expense on interest-
bearing liabilities	428	(5,862)	924	(4,510)	3,082	(1,375)	1,334	3,041
Net change in net interest income	$930	$1,324	$(1,050)	$1,204	$5,632	$(1,619)	$(971)	$3,042

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Income

     The Company’s net income for 2007 increased by 40.9% to $7.5 million from $5.3 million in 2006. Diluted earnings per share increased by 46.8% to $0.69 per share from $0.47 in 2006. The Company’s 2007 earnings were positively impacted by an increase in net interest income of 3.7% and a decrease in non-interest expense of 7.5% from the 2006 period which were offset in part by an increase in the provision for losses on loans and income tax expense.

Net Interest Income

     Net interest income before the provision for losses on loans is the principal source of earnings for the Company and consists of interest income received on loans and investment securities less interest expense paid on deposits and borrowed money. The Company’s net interest income totaled $34.1 million for 2007 representing a 3.7% increase from $32.9 million for 2006. The Company’s net interest margin, net interest income as a percentage of average interest-earning assets, for 2007 improved 29 basis points to 3.02% from 2.73% for 2006. The increases in net interest income and net interest margin were primarily a result of an increase in the weighted-average yields on interest-earning assets coupled with a reduction in the average balances of borrowed money and the amortization of the deferred premium on the early extinguishment of debt. Partially offsetting these favorable impacts was an increase in deposit costs.

Interest Income

     The Company’s interest income was $72.2 million for 2007 compared to $75.5 million for 2006. The decrease was primarily due to a 6.2% decrease in the average balance of interest-earning assets to $1.1 billion for 2007 from $1.2 billion for 2006 as a result of (i) the Company utilizing proceeds from security sales and maturities and other interest-earning assets to fund the repayment of maturing FHLB debt, and Company stock repurchases and (ii) the managed run-off of single-service, high-rate certificates.

     The weighted-average yield on interest-earning assets increased 13 basis points to 6.39% for 2007 from 6.26% for the comparable 2006 period as a result of the Company’s reinvestment of proceeds from sales and maturities of relatively low rate securities into higher yielding securities.

Interest Expense

     The Company’s total interest expense decreased to $38.1 million for 2007 from $42.6 million for the 2006 period. The Company’s average cost of interest-bearing liabilities decreased to 3.82% for 2007 when compared to 2006 as increases in the cost of deposits were more than offset by decreases in the cost of borrowed money.

     Interest expense on interest-bearing deposits increased to $26.2 million for 2007 from $22.2 million for 2006. The average cost of interest-bearing deposits increased 43 basis points for 2007 from 2006 due to the upward repricing of money market accounts and certificates of deposit as a result of higher market interest rates existing since early 2006. To mitigate the impact of increasing market interest rates, the Company continues to focus on growing non-interest bearing deposits.

     The Company’s total interest expense for 2007 was positively impacted by a 41.8% decrease in interest expense on borrowed money to $11.9 million for 2007 from $20.5 million for 2006. The decrease was primarily the result of lower average balances of the Company’s FHLB debt as a result of the maturities and repayments. In addition, the amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) that was included in the Company’s total interest expense on borrowings decreased to $4.5 million for 2007 from $9.6 million for 2006 which resulted in a decrease in the Company’s cost of borrowings to 6.58% for 2007 from 7.55% for 2006.

     The Company continues to experience the positive effects of its 2004 FHLB debt restructuring through the reduction of the amount of FHLB borrowings outstanding and the contractual interest rates paid; however, the related Premium Amortization continues to adversely affect the Company’s net interest margin. The Premium Amortization reduced the net interest margin by 40 basis points in 2007 and 80 basis points in 2006. The Company’s interest expense on borrowings is detailed in the tables below for the periods indicated.

	Year Ended
	December 31,
	2007	2006	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$811	$902	$(91)	(10.1)%
Interest expense on FHLB borrowings at contractual rates	6,561	9,955	(3,394)	(34.1)
Premium Amortization	4,540	9,624	(5,084)	(52.8)
Total interest expense on borrowings	$11,912	$20,481	$(8,569)	(41.8)

     The interest expense related to the Premium Amortization is expected to be $1.4 million and $200,000 before taxes in the years ended December 31, 2008 and 2009, respectively.

Provision for Losses on Loans

     The Company’s provision for losses on loans was $2.3 million for 2007 compared to $1.3 million in 2006 reflecting required changes to the allowance for losses on loans as determined by its quarterly analysis of the adequacy of the allowance for losses on loans. For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Non-Interest Income

     The following table identifies the changes in non-interest income for the periods presented:

	Year Ended
	December 31,
	2007	2006	$ change	% change
	(Dollars in thousands)
Service charges and other fees	$6,795	$6,739	$56	0.8%
Card-based fees	1,489	1,313	176	13.4
Commission income	147	197	(50)	(25.4)
Subtotal fee based revenues	8,431	8,249	182	2.2
Income from bank-owned life insurance	1,634	1,592	42	2.6
Other income	892	945	(53)	(5.6)
Subtotal	10,957	10,786	171	1.6
Securities gains, net	536	750	(214)	(28.5)
Other asset gains (losses), net	22	(994)	1,016	NM
Total non-interest income	$11,515	$10,542	$973	9.2%

     Non-interest income before securities and other asset gains (losses) increased 1.6% for 2007 from 2006 primarily due to increased income from card-based fees. Card-based fees increased during 2007 as a result of an increase in the Company’s number of active ATM and debit cards and the related usage. The Company’s service charges and other fees have been impacted by lower volume of overdrafts during 2007 as deposit customers continue to change their behavior patterns related to overdrafts and fees. Commission income from the Company’s third-party service provider for the sale of investment products was lower for 2007 as rates offered on certificates of deposit have become more competitive relative to the yields available on non-deposit products.

     The change in other asset gains (losses) from 2006 to 2007 was primarily related to the $1.3 million loss on the 2006 sale of property that was collateral for an impaired commercial real estate loan which was transferred to other real estate owned. Partially offsetting the 2006 loss was a $285,000 gain on the sale of another property that had been held in other real estate owned.

Non-Interest Expense

     The following table identifies the changes in non-interest expense for the periods presented:

	Year Ended
	December 31,
	2007	2006	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$16,236	$15,655	$581	3.7%
Retirement and stock related compensation	1,054	3,453	(2,399)	(69.5)
Medical and life benefits	1,025	1,412	(387)	(27.4)
Other employee benefits	91	270	(179)	(66.3)
Subtotal compensation and employee benefits	18,406	20,790	(2,384)	(11.5)
Net occupancy expense	2,847	2,533	314	12.4
Furniture and equipment expense	2,241	2,013	228	11.3
Data processing	2,169	2,404	(235)	(9.8)
Professional fees	1,540	1,514	26	1.7
Marketing	842	1,332	(490)	(36.8)
Other general and administrative expenses	5,414	5,592	(178)	(3.2)
Total non-interest expense	$33,459	$36,178	$(2,719)	(7.5)%

     The Company’s non-interest expense for 2007 when compared to 2006 was positively impacted by the following:

  reduced retirement and stock-related compensation expense pertaining to the Company’s 2007 ESOP loan modification totaling $1.1 million;

  reduced pension expense totaling $1.5 million due to higher 2006 voluntary contributions to its multi-employer defined benefit plan;

  decreased medical and life benefits expense of $387,000 due to the realization of cost savings from switching the Company’s service provider during 2006 and a reduction in the number of large medical claims during 2007;

  decreased data processing expenses totaling $235,000 primarily as a result of bringing items processing in-house; and

  reduced marketing expenses totaling $490,000 primarily due to the elimination of certain legacy marketing initiatives no longer deemed to be effective and the reassessment of current marketing strategies and outsourcing arrangements.

     The above decreases were partially offset by an increase in compensation and mandatory benefits due to separation expenses totaling $345,000 during the fourth quarter of 2007 related to the separation of two senior officers as previously disclosed in separate regulatory filings and the consolidation of retail lending operations. The Company also incurred separation expense of $280,000 during the first quarter of 2007 related to its reduction in force. In addition, net occupancy expense and furniture and equipment expense increased during 2007 as a result of the opening of two new full-service banking centers in Tinley Park, Illinois and Merrillville, Indiana combined with the implementation of the Company’s new digital phone system.

     The Company’s efficiency ratio was 73.3% and 83.3%, respectively, for 2007 and 2006. The Company’s core efficiency ratio was 67.5% and 67.9%, respectively, for 2007 and 2006. The efficiency ratio and core efficiency ratio during 2007 were positively impacted by the increases in net interest income and non-interest income and by the decrease in non-interest expense as discussed above. For the Company’s reconciliation of its efficiency ratio and core efficiency ratio, see “Item 6. Selected Financial Data” of this Annual Report on Form 10-K.

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

Income Tax Expense

     The Company’s income tax expense was $2.3 million and $618,000, respectively, for 2007 and 2006 and the effective income tax rate was 23.5% and 10.4%. The increase in the effective tax rate was mainly a result of a decrease in the percentage of permanent tax items to pre-tax income and the recognition in 2006 of tax benefits relating to certain tax positions taken on prior year tax returns that had not been recognized for financial reporting purposes. During the fourth quarter of 2006, management determined that the tax liabilities established for these tax uncertainties were no longer required. The Company’s effective tax rate remains lower than the statutory tax rate primarily due to the Company’s investment in bank-owned life insurance and the application of available tax credits.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Income

     The Company’s net income for 2006 totaled $5.3 million, or $0.47 per diluted share, a 6.4% increase from net income of $5.0 million, or $0.42 per diluted share, for 2005.

Net Interest Income

     The Company’s net interest income totaled $32.9 million for 2006 representing a 10.2% increase from $29.9 million for 2005. The Company’s net interest margin for 2006 improved 25 basis points to 2.73% from 2.48% for 2005. The increases in net interest income and net interest margin were primarily a result of an increase in the yield on interest-earning assets and a reduction in the amortization of deferred premium on the early extinguishment of debt from the 2004 FHLB debt restructuring.

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

     The Company’s interest expense on deposits totaled $22.2 million during 2006 and $13.7 million in 2005 and its cost of deposits increased to 2.77% during 2006 compared to 1.76% for 2005, due to the upward repricing of money market and certificate of deposit accounts and the migration of balances from lower-cost checking and savings accounts to higher-cost money market and certificate of deposit accounts. To mitigate the impact of increasing market rates of interest, the Company grew the average balance of non-interest bearing deposits by 13.9% during 2006.

     The Company’s total interest expense for 2006 was positively impacted by a decrease in interest expense on borrowed money of $5.4 million or 21.0% from 2005. The decrease in interest expense was the result of lower Premium Amortization of $9.6 million during 2006 compared to $14.4 million for 2005.

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

	Year Ended
	December 31,
	2006	2005	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$902	$35	$867	NM
Interest expense on FHLB borrowings at contractual rates	9,955	11,501	(1,546)	(13.4)%
Premium Amortization	9,624	14,381	(4,757)	(33.1)
Total interest expense on borrowings	$20,481	$25,917	$(5,436)	(21.0)%

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

Non-Interest Income

     The following table identifies the changes in non-interest income for the periods presented:

	Year Ended
	December 31,
	2006	2005	$ change	% change
	(Dollars in thousands)
Service charges and other fees	$6,739	$7,381	$(642)	(8.7)%
Card-based fees	1,313	1,211	102	8.4
Commission income	197	523	(326)	(62.3)
Subtotal fee based revenues	8,249	9,115	(866)	(9.5)
Income from bank-owned life insurance	1,592	1,529	63	4.1
Other income	945	877	68	7.8
Subtotal	10,786	11,521	(735)	(6.4)
Securities gains (losses), net	750	(238)	988	NM
Impairment on securities available-for-sale	—	(240)	240	NM
Other asset gains (losses), net	(994)	354	(1,348)	NM
Total non-interest income	$10,542	$11,397	$(855)	(7.5)%

     Non-interest income before securities and other asset gains (losses) decreased in 2006 by 6.4% from 2005 primarily due to lower service charges and other fees caused by decreased overdraft fees as deposit customers changed their behavior patterns related to overdrafts and fees. Lower commission income in 2006 from the Company’s third-party service provider for the sale of investment products also negatively impacted non-interest income as rates offered on certificates of deposit became more competitive relative to the yields available on non-deposit products.

     The Company’s non-interest income for 2006 was also impacted by a $1.3 million loss on the sale of property that was collateral for an impaired commercial real estate loan which was transferred to other real estate owned during 2006. Partially offsetting this loss was a $285,000 gain in the fourth quarter on the sale of an other real estate owned property that had been held since 2004.

     Net realized gains on the sales of available-for-sale securities were $750,000 in 2006 compared to net realized losses of $238,000 in 2005. The Company realized an $877,000 gain on the sale during 2006 of its investment in certain trust preferred securities. During 2005, the Company incurred a $240,000 impairment charge on available-for-sale securities due to an impairment on an investment in a Freddie Mac fixed-rate perpetual preferred stock.

Non-Interest Expense

     The following table identifies the changes in non-interest expense for the periods presented:

	Year Ended
	December 31,
	2006	2005	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$15,655	$14,635	$1,020	7.0%
Retirement and stock related compensation	3,453	2,234	1,219	54.6
Medical and life benefits	1,412	1,329	83	6.2
Other employee benefits	270	227	43	18.9
Subtotal compensation and employee benefits	20,790	18,425	2,365	12.8
Net occupancy expense	2,533	2,679	(146)	(5.4)
Furniture and equipment expense	2,013	1,582	431	27.2
Data processing	2,404	2,689	(285)	(10.6)
Professional fees	1,514	1,698	(184)	(10.8)
Marketing	1,332	986	346	35.1
Other general and administrative expenses	5,592	5,426	166	3.1
Total non-interest expense	$36,178	$33,485	$2,693	8.0%

     The 7.3% increase in the Company’s compensation and mandatory benefits was primarily the result of increased compensation and employee benefits expense as a result of bringing item processing in-house and staffing for growth coupled with increased pension expense. The Company’s increase of 52.6% in retirement and stock related compensation was related to its pension expense which included higher voluntary contributions made to its multi-employer defined benefit plan.

     In addition, furniture and equipment expense increased during 2006 due to the Company’s investment for in-house item processing equipment, new signage, and software expenses. Marketing expenses increased during 2006 as the Company supported growth initiatives through expanded marketing campaigns and brand development.

     The Company’s efficiency ratio was 83.3% and 81.2%, respectively, for 2006 and 2005. The Company’s core efficiency ratio was 67.9% and 60.1%, respectively, for 2006 and 2005. The efficiency ratio and core efficiency ratio during 2006 were impacted by the increases in non-interest expense discussed above. For the Company’s reconciliation of its efficiency ratio and core efficiency ratio, see “Item 6. Selected Financial Data” of this Annual Report on Form 10-K.

Income Tax Expense

     The Company’s income tax expense was $618,000 and $1.2 million, respectively, for 2006 and 2005 and the effective income tax rate was 10.4% and 19.0%. The decrease in the effective tax rate was mainly a result of the recognition of tax benefits relating to certain tax positions taken on prior year tax returns that had not been recognized for financial reporting purposes. During 2006, management determined that the tax liabilities established for these tax uncertainties were no longer required. The Company’s effective tax rate remains lower than the statutory tax rate primarily due to the Company’s investment in bank-owned life insurance and the application of available tax credits.

CHANGES IN FINANCIAL CONDITION FOR 2007

General

     During 2007, the Company’s total assets decreased by $104.1 million to $1.15 billion from $1.25 billion at December 31, 2006. The significant changes in the composition of the Company’s statement of condition during 2006 include a net decrease in:

  cash and cash equivalents of $28.3 million;

  securities of $70.4 million;

  loans receivable of $9.2 million;

  total deposits of $43.8 million; and

  borrowed money of $66.8 million.

     The decrease in total assets was a direct result of the decrease in the Company’s deposits and borrowed money. The Company utilized its excess cash and the proceeds from significant loan repayments and sales and maturities of securities to reduce its FHLB advances during the year as well as to fund the managed run-off of high-rate single-service deposit customers.

Securities

     The Company manages its securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines and to meet pledging and liquidity requirements.

     The Company adjusts the size and composition of its securities portfolio according to a number of factors including expected loan growth, the interest rate environment and projected liquidity. The amortized cost of the Company’s available-for-sale securities and their fair values were as follows for the dates indicated:

	December 31,
	2007		2006		2005
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available-for-sale securities:
Government sponsored entity securities (GSE)	$140,301	$143,146	$267,148	$266,914	$167,047	$165,209
Mortgage-backed securities	12,587	12,563	20,234	19,988	29,927	29,456
Collateralized mortgage obligations	56,672	57,180	10,612	10,522	22,553	22,338
Trust preferred securities	8,900	8,900	—	—	85	136
Equity securities	3,344	2,805	1,385	1,501	1,386	1,411
	$221,804	$224,594	$299,379	$298,925	$220,998	$218,550

     Securities available-for-sale were $224.6 million at December 31, 2007 compared to $298.9 million at December 31, 2006. During 2007, the Company repositioned its securities portfolio to improve interest rate risk and to take advantage of market imbalances by shifting the focus from non-callable agency debentures to higher yielding, AAA rated collateralized mortgage obligations. Purchases focused on senior tranches of 15-year, fixed-rate loan collateral originated prior to 2005 with loans-to-value under 50%, historical delinquencies at or near zero, and weighted-average credit scores in excess of 725. As part of this repositioning the Company sold $109.9 million in securities and realized net gains of $536,000. In addition, the Company used proceeds received from sales and maturities to repay $72.0 million of maturing FHLB borrowings.

     At December 31, 2007, the Company also had held-to-maturity securities with an amortized cost of $3.9 million invested in state and municipal securities. The securities had $38,000 in gross unrecognized holding gains at December 31, 2007. The Company did not hold any held-to-maturity securities at December 31, 2006.

     The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

     At December 31, 2007, management believes the $61,000 unrealized loss on its $21.9 million of securities available-for-sale that had a continuous loss position for twelve months or more were largely attributable to temporary changes in market liquidity. Management does not believe any of these securities represent an OTTI. As of December 31, 2007, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

     The following table sets forth certain information regarding the maturities and weighted average yield of the Company’s securities as of December 31, 2007. The amounts and yields listed in the table are based on amortized cost.

			Mortgage-		Collateralized		Trust				State
			Backed		Mortgage		Preferred		Equity		and
	GSE Securities		Securities(1)		Obligations(1)		Securities(2)		Securities(3)		Municipal		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturities:
Within 1 year	$40,301	4.86%	$7,140	3.62%	$17	7.63%	$—	—%	$—	—%	$940	3.52%	$48,398	4.65%
1 — 5 years	100,000	5.09	5,447	4.67	36,658	5.23	—	—	—	—	3,000	3.60	145,105	5.08
5 — 10 years	—	—	—	—	19,997	5.39	—	—	—	—	—	—	19,997	5.39
Other	—	—	—	—	—	—	8,900	6.38	3,344	6.71	—	—	12,244	6.47
Total securities	$140,301	5.03	$12,587	4.08	$56,672	5.29	$8,900	6.38	$3,344	6.71	$3,940	3.58	$225,744	5.09
Average months
to Maturity	20		13		43		350		—		27		39
____________________

(1)	The Company’s mortgage-backed securities and collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these securities are based on historical and estimated prepayment rates for the underlying mortgage collateral and were calculated using prepayment speeds based on the trailing three-month Constant Prepayment Rate. The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.

(2)	The Company’s Trust Preferred Securities have floating rates. The projected yields to maturity are based on the coupon rates at December 31, 2007.

(3)	Equity Securities have no stated maturity dates and are not included in the average months to maturity.

LOANS

     The following table sets forth the composition of the Bank’s loans receivable and the percentage of loans by category as of the dates indicated.

	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
Commercial and construction loans:
Commercial real estate	$328,427	41.4%	$339,110	42.2%	$381,956	41.6%	$396,420	40.1%	$429,883	43.7%
Construction and land development	128,584	16.2	128,529	16.0	136,558	14.9	145,162	14.7	125,636	12.8
Commercial and industrial	60,398	7.6	35,743	4.5	61,956	6.8	58,682	5.9	36,222	3.7
Total commercial and
construction loans	517,409	65.2	503,382	62.7	580,470	63.3	600,264	60.7	591,741	60.2
Retail loans:
One-to-four family residential	212,598	26.8	225,007	28.1	235,359	25.7	277,501	28.1	316,774	32.2
Home equity lines of credit	60,326	7.6	70,527	8.8	96,403	10.5	102,981	10.5	71,360	7.3
Other	2,803	0.4	3,467	0.4	5,173	0.5	7,339	0.7	2,704	0.3
Total retail loans	275,727	34.8	299,001	37.3	336,935	36.7	387,821	39.3	390,838	39.8
Total loans receivable, net of
unearned fees	$793,136	100.0%	$802,383	100.0%	$917,405	100.0%	$988,085	100.0%	$982,579	100.0%

     At December 31, 2007, the Company’s net loan portfolio included $179.9 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and another $317.0 million of variable-rate loans tied to other indices.

     The Company’s loans receivable totaled $793.1 million at December 31, 2007 compared to $802.4 million at December 31, 2006. The commercial and construction loan portfolio increased $14.0 million or 2.8% primarily as a result of a $24.7 million or 69.0% increase in commercial and industrial loans partially offset by a $10.7 million or 3.2% decrease in commercial real estate loans. The decrease in commercial real estate loans is due to the Company’s shift in focus from large dollar loans collateralized by commercial real estate to commercial and industrial loans. In addition, the Company’s commercial real estate portfolio decreased upon the sale of three large non-performing loans totaling $9.1 million.

     The retail loan portfolio decreased $23.3 million or 7.8% primarily as a result of a decrease of $12.4 million or 5.5% in one-to-four family residential loans and a $10.2 million or 14.5% decrease in HELOCs. The Company’s HELOCs are variable rate loans subject to increased interest rates in a rising rate environment thus causing many borrowers to reduce their outstanding balances through principal repayments or through conversion of all or a portion of their balance to a fixed-rate amortizing loan product. In addition, the Company has reduced its marketing focus on retail loans due to the current economic environment.

Loan Concentrations

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2007, the Company had a concentration of loans secured by office and/or warehouse buildings of $181.7 million or 22.9% of its total loan portfolio. Loans secured by these types of collateral involve higher principal amounts. The repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate market or in the economy. At December 31, 2007, the Company also had a concentration of loans secured by properties utilized in the hotel and motel industry of $77.9 million or 9.8% of the Company’s total loan portfolio. These loans include loans to resort hotels, corporate meeting hotels and travel hotels/motels. The hotel and motel business is very competitive and the success of the hotel and motel operators and their ability to repay loans is dependent on local and general economic conditions, among other factors. At December 31, 2007, the Company had no other concentrations of loans to any industry exceeding 10% of its total loan portfolio.

Contractual Principal Repayments and Interest Rates

     The following table sets forth scheduled contractual amortization of the Bank’s commercial and construction loans at December 31, 2007, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans and loans having no scheduled repayments and no stated maturity are reported as due in one year or less.

	Total at	Principal Repayments Contractually Due
	December 31,	in Year(s) Ended December 31,
	2007	2008	2009-2011	Thereafter
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$329,031	$55,302	$92,605	$181,124
Construction and land development	128,770	67,862	43,485	17,423
Commercial and industrial	60,321	35,087	17,475	7,759
Total commercial and construction loans	518,122	$158,251	$153,565	$206,306
____________________

(1)	Gross loans receivable does not include deferred fees and costs of $713,000 as of December 31, 2007.

(2)	Of the $359.9 million of loan principal repayments contractually due after December 31, 2008, $137.8 million have fixed interest rates and $222.1 million have variable interest rates which reprice from one month up to five years.

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

ALLOWANCE FOR LOSSES ON LOANS

     The allowance for losses on loans is maintained at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents management’s estimate of inherent losses existing in the loan portfolio that are both probable and reasonable to estimate at each statement of condition date and are based on the review of available and relevant information. Management’s quarterly evaluation of the adequacy of the allowance is based in part on the Company’s historical charge-offs and recoveries; levels of and trends in delinquencies; impaired loans and other classified loans; concentrations of credit within the commercial and construction loan portfolio; volume and type of lending; and current and anticipated economic conditions. The Company’s charge-off policy varies with respect to the category of and specific circumstances surrounding each loan under consideration. The Company records charge-offs on the basis of management’s ongoing evaluation of collectibility. Loans which are determined to be uncollectible are reviewed and approved by the Bank’s Loan Committee. All charged-off amounts reduce the Company’s allowance for losses on loans; recoveries of loans previously charged-off are credited to the allowance. Management believes the allowance for losses on loans is adequate to absorb credit losses inherent in the loan portfolio at December 31, 2007. See further analysis in the “Critical Accounting Policies” previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

     The following table sets forth the activity in the Bank’s allowance for losses on loans during the periods indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance at beginning of period	$11,184	$12,939	$13,353	$10,453	$8,721
Provision	2,328	1,309	1,580	8,885	2,326
Charge-offs:
Commercial and construction loans:
Commercial real estate	(4,260)	(2,987)	(877)	(3,635)	(178)
Construction and land development	(776)	—	—	(1,206)	(142)
Commercial and industrial	(231)	(241)	(505)	(903)	(92)
Total commercial and construction loans	(5,267)	(3,228)	(1,382)	(5,744)	(412)
Retail loans:
One-to-four family residential	(1)	(109)	(320)	(217)	(83)
Home equity lines of credit	(208)	(80)	(201)	—	—
Other	(200)	(211)	(270)	(268)	(265)
Total retail loans	(409)	(400)	(791)	(485)	(348)
Total charge-offs	(5,676)	(3,628)	(2,173)	(6,229)	(760)
Recoveries:
Commercial and construction loans:
Commercial real estate	102	318	21	7	4
Construction and land development	18	43	73	––	90
Commercial and industrial	9	110	2	105	14
Total commercial and construction loans	129	471	96	112	108
Retail loans:
One-to-four family residential	—	18	1	104	40
Home equity lines of credit	14	12	29	3	—
Other	47	63	53	25	18
Total retail loans	61	93	83	132	58
Total recoveries	190	564	179	244	166
Net loans charged-off to allowance for losses on loans	(5,486)	(3,064)	(1,994)	(5,985)	(594)
Allowance at end of period	$8,026	$11,184	$12,939	$13,353	$10,453
Allowance for losses on loans to total non-performing loans at end of
period	27.11%	40.64%	61.49%	48.25%	46.01%
Allowance for losses on loans to total loans at end of period	1.01	1.39	1.41	1.35	1.06
Ratio of net loans charged-off to average loans
outstanding for the period	0.68	0.36	0.21	0.60	0.06

     Net charge-offs for 2007 totaled $5.5 million, or 0.7% of average loans outstanding, as compared to $3.1 million or 0.4% of average loans outstanding for 2006. At December 31, 2007, the allowance for losses on loans decreased by $3.2 million, or 28.2%, from 2006. The decrease in the allowance for losses on loans is primarily a result of reductions in the estimated SFAS 114 component of the allowance for losses on loans for impaired loans due to the charge-offs totaling $4.2 million relating to the sale of $12.8 million of loans with previously identified impairment reserves totaling $4.0 million.

     The provision for losses on loans increased to $2.3 million in 2007 from $1.3 million in 2006 and $1.6 million in 2005. The increase in the provision is the result of an increase in non-performing loans combined with increases in the impairment reserves related to commercial real estate and land development loans during 2007.

     Gross charge-offs in 2007 totaled $5.7 million and includes $4.2 million of charge-offs related to the fourth quarter 2007 sale of $12.8 million in impaired and potential problem loans. Prior to the sale, these loans had impairment reserves totaling $4.0 million. During 2007, the Company also realized $776,000 of partial charge-offs related to two impaired construction and land development loans, one of which had a previous impairment reserve of $500,000.

     The allowance for losses on loans represented 27.1% and 40.6%, respectively, of the Bank’s non-performing loans and 1.01% and 1.39%, respectively, of its total loans receivable at December 31, 2007 and 2006. The changes in the ratios are directly related to the large charge-offs discussed above and included impaired loans that were sold in 2007 with required impairment reserves that had already been established in previous years.

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

	December 31,
	2007		2006		2005		2004		2003
		Allowance		Allowance		Allowance		Allowance		Allowance
	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of
	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category
	(Dollars in thousands)
Residential real estate:
One-to-four family owner occupied	$1,266	0.46%	$1,395	0.47%	$1,064	0.33%	$730	0.20%	$488	0.13%
One-to-four family non-owner
occupied	127	0.46	129	0.47	88	0.33	56	0.20	134	0.24
Multi-family	430	1.15	437	1.09	362	0.67	1,005	1.20	2,352	2.31
Business/Commercial real estate	3,944	1.33	7,437	2.53	9,711	2.45	9,368	2.34	5,155	1.48
Business/Commercial
non-real estate	659	1.15	653	1.34	1,137	2.28	1,412	3.36	1,096	1.71
Developed Lots	319	0.62	224	0.39	105	0.36	125	0.36	102	1.04
Land	1,069	2.12	695	1.34	149	0.36	289	0.63	566	1.57
Consumer non-real estate	212	4.35	214	3.90	323	3.89	368	3.55	447	12.70
Other assets	—	—	—	—	––	—	—	—	113	—
Unallocated	—	—	—	—	—	—	––	—	—	—
	$8,026		$11,184		$12,939		$13,353		$10,453

ASSET QUALITY

General

     All of the Bank’s assets are subject to review under its classification system. See discussion on “Potential Problem Assets” below. Impaired loans are reviewed quarterly by the Bank’s Loan Committee. The Board of Directors reviews the Bank’s classified assets (including impaired loans) on a quarterly basis. When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made prior to 30 days after a payment is due. Late charges are generally assessed after 15 days with additional efforts being made to collect the past due payments. While the Bank generally prefers to work with borrowers to resolve delinquency problems, when the account becomes 90 days delinquent, the Bank may institute foreclosure or other proceedings, as deemed necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Bank generally does not accrue interest on loans past due 90 days or more.

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

Non-Performing Assets

     The following table summarizes the Company’s non-accrual loans as well as information relating to the Company’s non-performing assets at the dates indicated. Loans are placed on non-accrual status when, in management’s judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$9,605	$15,863	$17,492	$19,197	$11,460
Construction and land development	16,240	7,192	77	1,895	4,180
Commercial and industrial	281	455	94	236	1,205
Total commercial and construction loans	26,126	23,510	17,663	21,328	16,845
Retail loans:
One-to-four family residential	2,706	3,177	2,929	5,855	5,584
Home equity lines of credit	749	772	429	460	272
Other	19	58	20	32	19
Total retail loans	3,474	4,007	3,378	6,347	5,875
Total non-accrual loans	29,600	27,517	21,041	27,675	22,720
Other real estate owned, net	1,162	321	540	525	206
Total non-performing assets	$30,762	$27,838	$21,581	$28,200	$22,926
90 days past due loans still accruing interest	—	—	—	—	—
Total non-performing assets plus 90 days past due
loans still accruing interest	$30,762	$27,838	$21,581	$28,200	$22,926
Non-performing assets to total assets	2.67%	2.22%	1.74%	2.14%	1.46%
Non-performing loans to total loans	3.73	3.43	2.29	2.80	2.31

     During 2007 the Company’s non-performing loans increased to $29.6 million, or $2.1 million, from 2006 primarily as a result of a $9.0 million increase in construction and land development loans due to the transfer of a $3.0 million loan to non-accrual status during the second quarter of 2007 and the transfer of a $7.5 million purchased participation loan to non-accrual status during the fourth quarter of 2007. Commercial real estate non-performing loans decreased primarily due to the fourth quarter sale of three large non-performing loans totaling $9.1 million which was partially offset by the transfer to non-accrual status of two loans totaling $3.2 million in the aggregate during 2007. Other real estate owned increased $841,000 during 2007 mainly due to the transfer of one non-accrual construction and land development loan totaling $500,000 during the third quarter of 2007. Of the Company’s total non-performing loans at December 31, 2007, $12.6 million are purchased participations.

     The Company continues to explore ways to reduce its overall exposure in these non-performing loans through various alternatives, including the potential sale of certain of these non-performing assets. Any future impact to the Company’s allowance for losses on loans in the event of such sales or other similar actions cannot be reasonably determined at this time.

     The interest income that would have been recorded during 2007, if all of the Bank’s non-performing loans at the end of the year had been current in accordance with their terms during the year, was $1.7 million. The actual amount of interest recorded as income (on a cash basis) on these loans during the year totaled $402,000.

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

     The Company uses this internal classification system to identify potential problem assets which management defines as loans rated substandard, doubtful or loss pursuant to the Company’s internal loan grading system that do not meet the definition of a non-performing loan. These loans are identified as such due to the borrowers’ financial operations or financial condition which caused the Bank’s management to question the borrowers’ ability in the future to comply with their contractual repayment terms. The Company’s decision to include performing loans in potential problem loans does not necessarily mean that it expects losses to occur but that it recognizes potential problem loans carry a higher probability of default. Potential problem loans totaled $4.4 million at December 31, 2007 and $5.6 million at December 31, 2006. The decrease in the Company’s potential problem loans from 2006 was primarily due to the transfer of a $212,000 potential problem loan into non-accrual status and the payoff during 2007 of a $108,000 previously identified potential problem loan. In addition, three loans totaling $691,000 in the aggregate that were previously identified as potential problem assets were brought current in 2007.

DEPOSITS

     The following table sets forth the dollar amount of deposits and the percentage of total deposits in each deposit category offered by the Bank at the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$62,306	7.2%	$58,547	6.5%	$66,116	8.0%
Interest-bearing	107,467	12.5	100,912	11.1	106,938	12.9
Money market accounts	171,470	19.9	182,153	20.1	121,667	14.7
Savings accounts	127,297	14.7	148,707	16.4	170,619	20.6
Core deposits	468,540	54.3	490,319	54.1	465,340	56.2
Certificates of deposit:
Less than $100,000	263,134	30.5	281,810	31.1	261,977	31.6
$100,000 or more	131,598	15.2	134,966	14.9	101,318	12.2
Time deposits	394,732	45.7	416,776	45.9	363,295	43.8
Total deposits	$863,272	100.0%	$907,095	100.0%	$828,635	100.0%

     As of December 31, 2007, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $131.6 million. The following table presents the maturity of these time certificates of deposit.

December 31, 2007
(Dollars in thousands)
3 months or less	$56,235
Over 3 months through 6 months	34,519
Over 6 months through 12 months	24,921
Over 12 months	15,923
$131,598

     The Company’s total deposits decreased 4.8% to $863.3 million at December 31, 2007 from $907.1 million at December 31, 2006. Growth in the Company’s checking deposits totaled $10.3 million, or 6.5%, and was driven by growth in the number of checking accounts as a result of the customer-centric relationship management program that was implemented in early 2007 and its focus on building relationships with local businesses. Total core deposits decreased by $21.8 million, or 4.4%, primarily due to a decrease in money market and savings accounts. Money market accounts decreased $10.7 million as a result of a $20.4 million decrease in business and municipal money market accounts which were primarily related to the cyclical nature of municipal deposits. This decrease was partially offset by an increase in retail money market accounts of $9.8 million as a result of the Company’s relationship management program. Total savings accounts decreased by $21.4 million as depositors sought higher-yielding deposit and investment products. Total certificates of deposit accounts decreased $22.0 million due to the Company’s managed run-off of single-service high-rate certificates.

     The Company offers specific deposit agreements to local municipalities and other public entities. The following table identifies the dollar amount of municipal deposits in each deposit category for the dates indicated.

	December 31,
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$1,028	1.6%	$59	0.1%	$4,212	53.6%
Interest-bearing	13,022	20.9	369	0.7	164	2.1
Money market accounts	31,610	50.6	46,321	85.0	2,305	29.4
Core deposits	45,660	73.1	46,749	85.8	6,681	85.1
Certificates of deposit	16,803	26.9	7,728	14.2	1,172	14.9
Total municipal deposits	$62,463	100.0%	$54,477	100.0%	$7,853	100.0%

     In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in a pool of multiple securities owned by the Bank. The swept funds are not recorded as deposits by the Bank and instead are classified as other short-term borrowings which provide a lower-cost funding alternative for the Company as compared to FHLB advances. At December 31, 2007, the Company had $18.0 million in Repo Sweeps which are not included in the above deposit totals, of which $13.3 million were Repo Sweeps with municipalities and other public entities.

BORROWED MONEY

     The Company’s borrowed money consisted of the following at the dates indicated:

	December 31,
	2007		2006
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)
Repo Sweep accounts	3.42%	$18,014	4.75%	$23,117
Overnight Federal Funds purchased	4.50	6,000	—	—
FHLB – Indianapolis advances	4.14	113,072	3.93	185,325
Less: deferred premium on early extinguishment of debt		(1,627)		(6,167)
Total borrowed money	4.06%	$135,459	4.02%	$202,275

     The Company’s Repo Sweeps are treated as financings; the obligations to repurchase securities sold are reflected as short-term borrowings. The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

     In order to reduce its reliance on wholesale funding and as a result of the flat to inverted yield curve, the Company repaid $72.0 million of maturing FHLB advances during 2007.

     The Company’s FHLB advances are reduced by the deferred premium on the early extinguishment of debt as a result of its 2004 FHLB debt restructure. As a result of the restructuring, the Company paid $42.0 million of prepayment penalties related to the restructured advances, a portion of which is deferred over the life of the new borrowings. The deferred premium on the early extinguishment of debt totaled $32.2 million and is being amortized as a charge to interest expense over the remaining life of the new borrowings. The Company internally computed the effect of the amortization on interest expense over the life of each of the new advances. For the years ended December 31, 2007 and 2006, the Company’s increase in interest expense related to the Premium Amortization was

$4.5 million and $9.6 million, respectively. The increase in interest expense related to the remaining unamortized deferred premium is expected to be $1.4 million and $200,000 in the years ended December 31, 2008 and 2009, respectively.

CAPITAL RESOURCES

     Stockholders’ equity at December 31, 2007 was $130.4 million compared to $131.8 million at December 31, 2006. The decrease during 2007 was primarily due to:

  repurchases of shares of the Company’s common stock during 2007 totaling $9.8 million and cash dividends declared during 2007 totaling $5.1 million.

The following increases in stockholder’s equity during 2007 partially offset the aforementioned decreases:

  net income of $7.5 million;

  proceeds from stock option exercises totaling $2.8 million; and

  an increase in accumulated other comprehensive income of $2.1 million.

     During 2007, the Company repurchased 661,558 shares of its common stock at an average price of $14.74 per share pursuant to its share repurchase programs. At December 31, 2007, the Company had 126,725 shares remaining to be repurchased under its current program. Since its initial public offering in 1998, the Company has repurchased an aggregate of 13,846,047 shares of its common stock at an average price of $12.20 per share.

     At December 31, 2007, the Bank was deemed to be well capitalized based on its internal calculations with tangible and core regulatory capital ratios of 10.50% and a risk-based capital ratio of 13.93%. For further information on the Bank’s regulatory capital see “Note 12. Stockholders’ Equity and Regulatory Capital” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

     At December 31, 2007, the Company had cash and cash equivalents of $38.9 million, a decrease from $67.2 million at December 31, 2006. The decrease was mainly the result of:

  purchases of available-for-sale securities totaling $121.0 million;

  decreases in deposit accounts totaling $44.0 million; and

  repayment of FHLB debt totaling $124.3 million.

     The above cash outflows were partially offset by:

  proceeds from sales, maturities and paydowns of securities aggregating $198.7 million and proceeds from FHLB variable advances totaling $52.0 million.

     The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

     The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. CFS Bancorp, Inc. also has $5.0 million of available liquidity under a line of credit. Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. On a parent company-only basis, during 2007, the Company received $9.0 million in dividends from the Bank. At December 31, 2007, the parent company had $3.0 million in cash and cash equivalents and $134,000 in securities available-for-sale. See also “Note 12. Stockholders’ Equity and Regulatory Capital” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a further discussion of the Bank’s ability to pay dividends.

Contractual Obligations

     The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2007.

	Payments Due by Period
		Over One
	One	through	Over Three	Over
	Year	Three	through	Five
	or Less	Years	Five Years	Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances (1)	$72,271	$30,602	$689	$9,510	$113,072
Short-term borrowings (2)	24,014	—	—	—	24,014
Operating leases	620	446	117	—	1,183
Dividends payable on common stock	1,301	—	—	—	1,301
	$98,206	$31,048	$806	$9,510	$139,570
____________________

(1)	Does not include interest expense at the weighted-average contractual rate of 4.14% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of 3.69% for the periods presented.

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

     The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits total $344.7 million at December 31, 2007. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

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

     The following table details the amounts and expected maturities of significant commitments at December 31, 2007.

		Over One	Over Three	Over
	One Year	through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$29,538	$1,665	$2,304	$374	$33,881
Retail	7,411	—	—	—	7,411
Commitments to fund unused construction loans	24,200	26,286	2,210	3,138	55,834
Commitments to fund unused lines of credit:
Commercial	21,566	10,673	—	247	32,486
Retail	12,082	10	250	54,683	67,025
Letters of credit	7,117	405	699	—	8,221
Credit enhancements	8,487	22,770	—	—	31,257
	$110,401	$61,809	$5,463	$58,442	$236,115

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. All commitments to extend credit or to purchase loans expire within the following year. Letters of credit expire at various times through 2012. Credit enhancements expire at various times through 2010.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Bank, like other financial institutions, is subject to interest rate risk (IRR). This risk relates to changes in market interest rates which could adversely affect net interest income or the net portfolio value (NPV) of its assets, liabilities and off-balance sheet contracts. IRR is primarily the result of imbalances between the price sensitivity of the Bank’s assets and its liabilities. These imbalances can be caused by differences in the maturity, repricing and coupon characteristics of various assets and liabilities as well as options (such as loan prepayment options).

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

     NPV is defined as the net present value of the Bank’s existing assets, liabilities and off-balance sheet contracts. NPV analysis measures the sensitivity of the Bank’s NPV under current interest rates and for a range of hypothetical interest rate scenarios. The hypothetical scenarios are represented by immediate, permanent, parallel movements in interest rates of plus 100, 200 and 300 basis points and minus 100 and 200 basis points. This rate-shock approach is designed primarily to show the ability of the balance sheet to absorb rate shocks on a “theoretical liquidation value” basis. The analysis does not take into account non-rate related issues, which affect equity valuations, such as franchise value or real estate values. This analysis is static and does not consider potential adjustments of strategies by management on a dynamic basis in a volatile rate environment in order to protect or conserve equity values. As such, actual results may vary from the modeled results.

     The following table presents, as of December 31, 2007 and 2006, an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations. As illustrated in the table, the Bank’s NPV in the base case (0 basis point change) decreased $10.9 million from $178.3 million at December 31, 2006 to $167.4 million at December 31, 2007. The primary causes for this decrease were changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

	Net Portfolio Value
	At December 31,
	2007			2006
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates
(Basis Points)
+300	$148,908	$(18,532)	(11.1)%	$145,688	$(32,565)	(18.3)%
+200	158,403	(9,037)	(5.4)	157,889	(20,364)	(11.4)
+100	166,898	(542)	(0.3)	168,493	(9,760)	(5.5)
0	167,440	—	—	178,253	—	—
-100	178,059	10,619	6.3	185,481	7,228	4.1
-200	180,955	13,515	8.1	192,248	13,995	7.9

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

	Percentage
	of Deposits
	Maturing In
	First Year
	At December 31,
Deposit Category:	2007	2006
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

     The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at December 31, 2007 and 2006.

	Percentage Change in
	Net Interest Income
	Over a Twelve Month
	Time Period
	2007	2006
Assumed Change in Interest Rates
(Basis Points):
+300	(0.8)%	(1.8)%
+200	0.0	(0.8)
+100	0.3	(0.2)
-100	(1.3)	(0.6)
-200	(4.3)	(3.1)

     The earnings at risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment. The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to decrease 0.8% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 4.3% in year one. The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

     The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies. The Bank currently plans on continuing to reduce its exposure to falling interest rates by lengthening the duration of its securities portfolio increasing its core deposit balances and replacing fixed-rate borrowings with variable-rate borrowings. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At December31, 2007, the Bank was in compliance with all of its tolerance limits.

     The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of Company-only assets and liabilities would have a non-material impact on the results presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
CFS Bancorp, Inc.
Munster, Indiana

     We have audited the accompanying consolidated statements of condition of CFS Bancorp, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFS Bancorp, Inc. as of December 31, 2007, and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the Unites States of America.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CFS Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Indianapolis, Indiana
March 3, 2008

CFS BANCORP, INC.

Consolidated Statements of Condition

	December 31,
	2007	2006
	(Dollars in thousands
	except per share data)
ASSETS
Cash and amounts due from depository institutions	$25,825	$33,194
Interest-bearing deposits	9,744	20,607
Federal funds sold	3,340	13,366
Cash and cash equivalents	38,909	67,167
Securities available-for-sale, at fair value	224,594	298,925
Securities held-to-maturity, at cost	3,940	—
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	793,136	802,383
Allowance for losses on loans	(8,026)	(11,184)
Net loans	785,110	791,199
Interest receivable	5,505	7,523
Other real estate owned	1,162	321
Office properties and equipment	19,326	17,797
Investment in bank-owned life insurance	36,475	35,876
Other assets	10,079	10,339
Goodwill and intangible assets	1,234	1,299
Total assets	$1,150,278	$1,254,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$863,272	$907,095
Borrowed money	135,459	202,275
Advance payments by borrowers for taxes and insurance	3,341	4,194
Other liabilities	17,792	9,020
Total liabilities	1,019,864	1,122,584
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306
shares issued; 10,705,510 and 11,134,331 shares outstanding	234	234
Additional paid-in capital	191,162	190,825
Retained earnings	97,029	94,344
Treasury stock, at cost; 12,583,856 and 12,164,754 shares	(154,895)	(148,108)
Treasury stock held in Rabbi Trust, at cost; 133,940 and 124,221 shares	(1,766)	(1,627)
Unallocated common stock held by Employee Stock Ownership Plan	(3,126)	(3,564)
Accumulated other comprehensive income (loss), net of tax	1,776	(298)
Total stockholders’ equity	130,414	131,806
Total liabilities and stockholders’ equity	$1,150,278	$1,254,390

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands except per share data)
Interest income:
Loans	$56,678	$59,852	$60,880
Securities	12,684	12,713	7,388
Other	2,879	2,982	1,196
Total interest income	72,241	75,547	69,464
Interest expense:
Deposits	26,222	22,163	13,686
Borrowed money	11,912	20,481	25,917
Total interest expense	38,134	42,644	39,603
Net interest income	34,107	32,903	29,861
Provision for losses on loans	2,328	1,309	1,580
Net interest income after provision for losses on loans	31,779	31,594	28,281
Non-interest income:
Service charges and other fees	6,795	6,739	7,381
Card-based fees	1,489	1,313	1,211
Commission income	147	197	523
Security gains (losses), net	536	750	(238)
Other asset gains (losses), net	22	(994)	354
Impairment on securities available-for-sale	—	—	(240)
Income from bank-owned life insurance	1,634	1,592	1,529
Other income	892	945	877
Total non-interest income	11,515	10,542	11,397
Non-interest expense:
Compensation and employee benefits	18,406	20,790	18,425
Net occupancy expense	2,847	2,533	2,679
Furniture and equipment expense	2,241	2,013	1,582
Data processing	2,169	2,404	2,689
Professional fees	1,540	1,514	1,698
Marketing	842	1,332	986
Other general and administrative expenses	5,414	5,592	5,426
Total non-interest expense	33,459	36,178	33,485
Income before income taxes	9,835	5,958	6,193
Income tax expense	2,310	618	1,176
Net income	$7,525	$5,340	$5,017
Per share data:
Basic earnings per share	$0.71	$0.48	$0.43
Diluted earnings per share	0.69	0.47	0.42
Weighted-average shares outstanding	10,547,853	11,045,857	11,728,073
Weighted-average diluted shares outstanding	10,842,782	11,393,863	11,965,014

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Unearned	Unearned
					Common	Accumulated	Accumulated
		Additional			Stock	Stock	Other
	Common	Paid-In	Retained	Treasury	Acquired	Acquired	Comprehensive
	Stock	Capital	Earnings	Stock	by ESOP	by RRP	Income (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2005	$234	$189,991	$94,904	$(130,689)	$(5,959)	$(148)	$(422)	$147,911
Net income for 2005	—	—	5,017	—	—	—	—	5,017
Comprehensive loss:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	—	(1,124)	(1,124)
Total comprehensive income	—	—	—	—	—	—	—	3,893
Purchase of treasury stock	—	—	—	(7,253)	—	—	—	(7,253)
Shares earned under ESOP	—	449	—	—	1,197	—	—	1,646
Amortization of award under RRP	—	12	—	—	—	37	—	49
Exercise of stock options	—	(229)	—	1,713	—	—	—	1,484
Tax benefit related to stock options
exercised	—	179	—	—	—	—	—	179
Dividends declared on common stock
($0.48 per share)	—	—	(5,542)	—	—	—	—	(5,542)
Balance at December 31, 2005	234	190,402	94,379	(136,229)	(4,762)	(111)	(1,546)	142,367
Net income for 2006	—	—	5,340	—	—	—	—	5,340
Comprehensive income:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	—	1,248	1,248
Total comprehensive income	—	—	—	—	—	—	—	6,588
Purchase of treasury stock	—	—	—	(15,730)	—	—	—	(15,730)
Cumulative effect of change in
accounting for Rabbi Trust shares,
see Note 1	—	—	(92)	(1,609)	—	—	—	(1,701)
Net purchases of Rabbi Trust shares	—	—	—	(18)	—	—	—	(18)
Shares earned under ESOP	—	574	—	—	1,198	—	—	1,772
Reclassification of unearned
compensation to APIC upon the
adoption of SFAS 123(R)	—	(111)	—	—	—	111	—	—
Amortization of award under RRP	—	48	—	—	—	—	—	48
Exercise of stock options	—	(551)	—	3,851	—	—	—	3,300
Tax benefit related to stock options
exercised	—	463	—	—	—	—	—	463
Dividends declared on common stock
($0.48 per share)	—	—	(5,283)	—	—	—	—	(5,283)
Balance at December 31, 2006	234	190,825	94,344	(149,735)	(3,564)	—	(298)	131,806
Net income for 2007	—	—	7,525	—	—	—	—	7,525
Comprehensive income:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	—	2,074	2,074
Total comprehensive income	—	—	—	—	—	—	—	9,599
Purchase of treasury stock	—	—	—	(9,751)	—	—	—	(9,751)
Net purchases of Rabbi Trust shares	—	—	—	(139)	—	—	—	(139)
Shares earned under ESOP	—	202	—	—	438	—	—	640
Amortization of award under RRP	—	48	—	—	—	—	—	48
Cumulative effect of change in
accounting principle upon the
adoption of FIN 48	—	—	240	—	—	—	—	240
Exercise of stock options	—	(201)	—	2,964	—	—	—	2,763
Tax benefit related to stock options
exercised	—	288	—	—	—	—	—	288
Dividends declared on common stock
($0.48 per share)	—	—	(5,080)	—	—	—	—	(5,080)
Balance at December 31, 2007	$234	$191,162	$97,029	$(156,661)	$(3,126)	$—	$1,776	$130,414

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$7,525	$5,340	$5,017
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	2,328	1,309	1,580
Depreciation and amortization	1,704	1,531	1,601
Premium amortization on early extinguishment of debt	4,540	9,624	14,381
Net premium amortization on securities available-for-sale	447	(546)	762
Impairment of securities available-for-sale	—	—	240
Deferred income tax expense (benefit)	972	(330)	(311)
Amortization of cost of stock benefit plans	688	1,820	1,695
Tax benefit from exercises of nonqualified stock options	(288)	(463)	(179)
Proceeds from sale of loans held-for-sale	10,882	9,965	28,103
Origination of loans held-for-sale	(10,804)	(9,748)	(26,205)
Net realized (gains) losses on sales of securities available-for-sale	(536)	(750)	238
Dividends received on Federal Home Loan Bank stock	—	—	(587)
Net realized (gains) losses on sales of other assets	(22)	994	(354)
Net increase in cash surrender value of bank-owned life insurance	(1,634)	(1,591)	(1,529)
(Increase) decrease in other assets	(1,271)	(5,750)	6,128
Increase (decrease) in other liabilities	11,620	4,187	(324)
Net cash provided by operating activities	26,151	15,592	30,256
INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	109,945	22,029	61,279
Proceeds from maturities and paydowns	88,706	76,263	39,806
Purchases	(120,986)	(175,376)	(120,452)
Securities, held-to-maturity:
Purchases	(3,940)	—	—
Redemption of Federal Home Loan Bank stock	—	4,308	—
Net loan fundings and principal payments received	(11,468)	94,095	33,142
Proceeds from sale of loans and loan participations	13,188	11,165	33,354
Proceeds from sale of other real estate owned	642	4,996	753
Proceeds from bank owned life insurance	1,035	604	2
Purchases of properties and equipment	(3,168)	(4,338)	(1,233)
Disposal of properties and equipment	5	93	490
Net cash flows provided by investing activities	73,959	33,839	47,141
FINANCING ACTIVITIES
Proceeds from exercise of stock options	2,763	3,300	1,484
Tax benefit from exercises of nonqualified stock options	288	463	179
Dividends paid on common stock	(5,311)	(5,604)	(5,783)
Purchase of treasury stock	(9,751)	(15,730)	(7,253)
Net purchase of Rabbi Trust shares	(139)	(18)	—
Net increase (decrease) in deposit accounts	(44,009)	78,270	(34,739)
Net decrease in advance payments by borrowers for taxes and insurance	(853)	(2,447)	(1,536)
Increase in short-term borrowings	897	22,562	555
Proceeds from Federal Home Loan Bank debt	52,000	—	40,000
Repayments of Federal Home Loan Bank debt	(124,253)	(87,237)	(84,221)
Net cash flows used in financing activities	(128,368)	(6,441)	(91,314)
Increase (decrease) in cash and cash equivalents	(28,258)	42,990	(13,917)
Cash and cash equivalents at beginning of year	67,167	24,177	38,094
Cash and cash equivalents at end of year	$38,909	$67,167	$24,177
Supplemental disclosures:
Loans transferred to other real estate owned	$1,582	$5,766	$756
Cash paid for interest on deposits	26,089	22,018	13,571
Cash paid for interest on borrowings	7,500	10,992	11,590
Cash paid for taxes	1,550	1,020	425

See accompanying notes.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Securities

     Management determines the classification of securities at the time of purchase. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income. Other securities, such as Federal Home Loan Bank stock, are carried at cost. The Company has no trading account securities.

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

     The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in Financial Accounting Standards Board (FASB) Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The Company may also evaluate securities for OTTI more frequently when economic or market concerns warrant additional evaluations. If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

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

     All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest subsequently received on such loans is accounted for on the cash-basis until qualifying for return to accrual.

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

     The second component of the allowance for losses on loans consists of allocations for probable losses that have been identified related to specific borrowing relationships pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. This component consists of expected losses resulting in specific credit allocations for individual loans not considered within the above mentioned loan pools. The analysis on each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

     Loan losses are charged-off against the allowance, while recoveries of amounts previously charged-off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required which could adversely affect earnings or the Company’s financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans for the Bank and the carrying value of its other non-performing loans, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans.

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

     Pursuant to Financial Accounting Standards Board (FASB) Statement No. 123, Accounting for Stock-Based Compensation, as amended (SFAS No. 123), pro forma net income and pro forma earnings per share were presented for disclosure purposes only in 2005 as if the fair value method of accounting for stock-based compensation plans had been utilized.

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

Income Taxes

     Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159) which will permit entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option). The Fair Value Option permits all entities to choose to measure eligible items at fair value at specified election dates. An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is expected to improve financial reporting by providing entities with the opportunity to mitigate volatility without having to apply complex hedge accounting provisions and is effective as of the beginning of an entity’s first fiscal year that begins

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company has not elected to measure any financial instruments at fair value under SFAS 159 as of December 31, 2007.

     In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008. Earlier adoption is not allowed. The Company does not believe that the adoption of SFAS 141R will have a significant impact on its financial condition or results of operations.

     In December 2007, the FASB issues SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. The effective date of SFAS 160 is the same as that for SFAS 141R. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial condition or results of operation.

Recently Adopted Accounting Pronouncements

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

     Tax positions that meet the more-likely-than-not recognition threshold at the effective date of FIN 48 may be recognized or, continue to be recognized, upon adoption of this Interpretation. The cumulative effect of applying the provisions of FIN 48 must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. FIN 48 is effective for fiscal years beginning after December 15, 2006. Accordingly, the Company adopted FIN 48 on January 1, 2007; there was no significant impact on its financial condition or results of operation upon adoption.

     In September 2006, the FASB ratified the consensus reached by the EITF in Issue No. 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance (EITF 06-5). EITF 06-5 concluded that companies purchasing a life insurance policy including corporate-owned life insurance or bank-owned life insurance should record the amount that could be realized, considering any additional amounts beyond cash surrender value included in the contractual terms of the policy. The amount that could be realized should be based on assumed surrender at the individual policy or certificate level, unless all policies or certificates are required to be surrendered as a group. When it is probable that contractual restrictions would limit the amount that could be realized, such contractual limitations should be considered and any amounts recoverable at the insurance company’s discretion should be

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

excluded from the amount that could be realized. Companies are permitted to recognize the effects of applying the consensus through either (1) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets as of the beginning of the year of adoption or (2) a change in accounting principle through retrospective application to all prior periods. The Company adopted EITF 06-5 on January 1, 2007; there was no significant impact on its financial condition or results of operations.

Loss Contingencies

     Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash

     Cash on hand or on deposit with the Federal Reserve Bank of $789,000 and $747,000 was required to be maintained in order to meet regulatory reserve and clearing requirements as of December 31, 2007 and 2006, respectively.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SECURITIES

     The amortized cost of securities available-for-sale and their fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
At December 31, 2007:
GSE and callable GSE securities	$140,301	$2,859	$(14)	$143,146
Mortgage-backed securities	12,587	15	(39)	12,563
Collateralized mortgage obligations	56,672	525	(17)	57,180
Trust preferred securities	8,900	—	—	8,900
Equity securities	3,344	5	(544)	2,805
	$221,804	$3,404	$(614)	$224,594
At December 31, 2006:
GSE and callable GSE securities	$267,148	$905	$(1,139)	$266,914
Mortgage-backed securities	20,234	8	(254)	19,988
Collateralized mortgage obligations	10,612	22	(112)	10,522
Equity securities	1,385	116	—	1,501
	$299,379	$1,051	$(1,505)	$298,925

     At December 31, 2007, the Company also had held-to-maturity securities with an amortized cost of $3.9 million invested in state and municipal securities. The securities had $38,000 in gross unrecognized holding gains at December 31, 2007. The Company did not hold any held-to-maturity securities at December 31, 2006.

     Securities with unrealized losses as of December 31, 2007 and 2006, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are presented in the following tables.

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
GSE and callable GSE securities	$—	$—	$12,357	$(14)	$12,357	$(14)
Mortgage-backed securities	943	(3)	7,105	(36)	8,048	(39)
Collateralized mortgage obligations	3,637	(6)	2,410	(11)	6,047	(17)
Equity securities	2,116	(544)	—	—	2,116	(544)
	$6,696	$(553)	$21,872	$(61)	$28,568	$(614)

	December 31, 2006
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
GSE and callable GSE securities	$58,159	$(282)	$105,738	$(857)	$163,897	$(1,139)
Mortgage-backed securities	236	(1)	18,160	(253)	18,396	(254)
Collateralized mortgage obligations	—	—	9,874	(112)	9,874	(112)
	$58,395	$(283)	$133,772	$(1,222)	$192,167	$(1,505)

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     At December 31, 2007, management believes all securities available-for-sale with a continuous loss position for twelve months or more were largely attributable to temporary changes in market liquidity. Management does not believe any of these securities represent an OTTI.

     The amortized cost and fair value of securities at December 31, 2007, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized
	Cost	Fair Value
	(Dollars in thousands)
GSE and callable GSE securities:
Due in one year or less	$40,301	$40,380
Due after one year through five years	100,000	102,766
Mortgage-backed securities	12,587	12,563
Collateralized mortgage obligations	56,672	57,180
Trust preferred securities	8,900	8,900
Equity securities	3,344	2,805
	$221,804	$224,594

	Held-to-Maturity
	Amortized
	Cost	Fair Value
	(Dollars in thousands)
State and municipal securities:
Due in one year or less	$940	$944
Due after one year through five years	3,000	3,034
	$3,940	$3,978

     The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale securities:

	2007	2006	2005
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$762	$920	$250
Gross realized losses	(226)	(170)	(488)
Impairment losses	—	—	(240)
Net realized gains (losses)	$536	$750	$(478)
Income tax expense (benefit) on realized gains (losses)	$200	$289	$(184)

     The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $59.8 million and $82.2 million, respectively, at December 31, 2007 and 2006. As of December 31, 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies, and GSEs, in an amount greater than 10% of stockholders’ equity.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. LOANS RECEIVABLE

     Loans receivable, net of unearned fees, consist of the following:

	December 31,
	2007	2006
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$328,427	$339,110
Construction and land development	128,584	128,529
Commercial and industrial	60,398	35,743
Total commercial and construction loans	517,409	503,382
Retail loans:
One-to-four family residential	212,598	225,007
Home equity lines of credit	60,326	70,527
Other	2,803	3,467
Total retail loans	275,727	299,001
Total loans receivable, net of unearned fees	$793,136	$802,383

     The Bank’s lending activities have been concentrated primarily within its market area as well as the mid-western United States.

     At December 31, 2007 and 2006, the Company had $45,000 and $123,000 of loans held for sale.

     At December 31, 2007 and 2006, the Company serviced $33.7 million and $14.6 million, respectively, of loans for others.

     Activity in the allowance for losses on loans is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$11,184	$12,939	$13,353
Loans charged-off	(5,676)	(3,628)	(2,173)
Recoveries of loans previously charged-off	190	564	179
Net loans charged-off	(5,486)	(3,064)	(1,994)
Provision for losses on loans	2,328	1,309	1,580
Balance at end of year	$8,026	$11,184	$12,939

     Total nonperforming loans (defined as non-accruing loans) were as follows at the dates indicated:

	December 31,
	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Impaired loans	$24,631	$18,180
Other nonaccrual loans	4,969	9,337
Total nonaccrual loans	$29,600	$27,517
Loans past due 90 days and still accruing interest	$—	$—

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Impaired loans were as follows at the dates indicated:

	December 31,
	2007	2006
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$10,190	$12,343
With no valuation reserve required	14,441	5,837
Total impaired loans	$24,631	$18,180
Valuation reserve relating to impaired loans	$1,202	$4,541
Average impaired loans during year	20,675	17,527
Interest income recognized during impairment	41	75
Cash-basis interest income recognized during impairment	236	179

4. OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:

	Estimated	December 31,
	Useful Lives	2007	2006
		(Dollars in thousands)
Land	—	$4,408	$3,506
Buildings	30-40 years	19,359	16,881
Leasehold improvements	Over term of lease	1,456	1,457
Furniture and equipment	3-15 years	14,257	14,159
Construction in progress	—	369	1,715
		39,849	37,718
Less: accumulated depreciation and amortization		20,523	19,921
		$19,326	$17,797

     Depreciation expense charged to operations for each of the years ended 2007, 2006 and 2005, was $1.6 million, $1.5 million and $1.5 million, respectively.

Operating Leases

     At December 31, 2007, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2012. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2007, have initial or remaining noncancelable lease terms in excess of one year.

(Dollars in thousands)
Year Ended December 31:
2008	$ 620
2009	334
2010	112
2011	74
2012	43
$1,183

     Rental expense charged to operations in 2007, 2006 and 2005, totaled $584,000, $539,000 and $633,000, respectively, including amounts paid under short-term cancelable leases.

5. GOODWILL AND INTANGIBLE ASSETS

     As of December 31, 2007 and 2006, the Company had $1.2 million of goodwill which was acquired through the Company’s 2003 acquisition of a bank branch in Illinois. The goodwill was not impaired during either 2007 or 2006.

     The Company also acquired core deposit intangibles in conjunction with the same bank branch acquisition. The intangible assets acquired amounted to $325,000 in cost and was amortized over five years. Amortization expense related to these intangibles totaled $65,000 for each of the years 2007, 2006 and 2005. Estimated amortization expense for 2008 is $49,000.

6. DEPOSITS

     Deposits and interest rate data are summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$62,306	$58,547
Interest-bearing	107,467	100,912
Money market accounts	171,470	182,153
Savings accounts	127,297	148,707
Core deposits	468,540	490,319
Certificate of deposit accounts:
One year or less	344,664	357,742
Over one to two years	27,208	29,312
Over two to three years	11,602	14,650
Over three to four years	4,877	9,749
Over four to five years	5,395	4,026
More than five years	986	1,297
Total time deposits	394,732	416,776
Total deposits	$863,272	$907,095
Weighted-average cost of deposits	3.14%	3.23%

     The aggregate amount of deposits in denominations of $100,000 or more was $297.2 million and $306.3 million at December 31, 2007 and 2006, respectively.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. BORROWED MONEY

     The Company’s borrowed money included the following for the periods indicated:

	December 31,
	2007		2006
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	3.42%	$18,014	4.75%	$23,117
Overnight Federal Funds purchased	4.50	6,000	—	—

Secured advances from FHLB – Indianapolis:
Maturing in 2007 — fixed rate	—	—	3.65	87,000
Maturing in 2008 — fixed rate	3.89	72,000	3.89	72,000
Maturing in 2009 — fixed rate	3.99	30,000	4.09	15,000
Maturing in 2014 — fixed-rate (1)	6.71	1,169	6.71	1,190
Maturing in 2018 — fixed-rate (1)	5.54	2,707	5.54	2,763
Maturing in 2019 — fixed-rate (1)	6.31	7,196	6.31	7,372
		113,072		185,325
Less: deferred premium on early extinguishment of debt		(1,627)		(6,167)
Net FHLB – Indianapolis advances		111,445		179,158
Total borrowed money	4.06%	$135,459	4.03%	$202,275
____________________

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

     Required principal payments of FHLB – Indianapolis (FHLB–IN) advances are as follows:

(Dollars in thousands)
Year Ended December 31:
2008	$72,271
2009	30,291
2010	311
2011	333
2012	356
Thereafter	9,510
$113,072

     Pursuant to collateral agreements, FHLB–IN advances are secured by the following assets:

Description of Collateral	Amount Pledged
(Dollars in thousands)
FHLB-IN stock	$23,944
Loans secured by residential first mortgage loans	219,009
Loans secured by commercial first mortgage loans	140,051
$383,004

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company’s short-term borrowings include its Repo Sweeps which are treated as financings; the obligation to repurchase securities sold are reflected as short-term borrowings. The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

     During 2007 and 2006, the Company repaid $124.0 million and $87.0 million, respectively, of maturing FHLB advances.

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

     In conjunction with the FHLB debt restructuring, the Company paid $42.0 million of prepayment penalties related to the prepaid advances and recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense during 2004. The remaining $32.2 million of prepayment penalties was deferred as an adjustment to the carrying value of the borrowings and are recognized in interest expense as an adjustment to the cost of the new borrowings over their remaining life.

     At December 31, 2007, the Company has a total of $1.6 million of deferred premium on the early extinguishment of debt remaining from the 2004 FHLB debt restructure. The increase in interest expense related to the remaining deferred premium is expected to be $1.4 million and $200,000 in the years ended December 31, 2008 and 2009, respectively.

     Interest expense on borrowed money totaled $11.9 million, $20.5 million and $25.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in interest expense was $4.5 million, $9.6 million and $14.4 million, respectively, of amortization of the deferred premium on the early extinguishment of debt for the years ended December 31, 2007, 2006 and 2005.

     At December 31, 2007, the Company had two lines of credit with a maximum of $40.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing. At December 31, 2007, the Company borrowed $6.0 million on these lines at 4.50%. The maximum amount borrowed during the years ended December 31, 2007 and 2006 was $11.3 million and $9.8 million, respectively, and the weighted-average rate paid during the year was 5.17% and 5.26%, respectively.

     At December 31, 2007, the Company also had a $5.0 million revolving line of credit. Each borrowing under the line of credit carries an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate, at the Company’s option. The line of credit was obtained by the Company and is secured by all of the stock of the Bank owned by the Company. The Company has not borrowed any funds under this line of credit. The line of credit matures on March 21, 2008.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     Calculations to determine full-funding status are made annually as of June 30. Pension expense for the years ended December 31, 2007, 2006 and 2005 was $455,000, $1.9 million and $840,000, respectively. The Company is currently reviewing its options including withdrawing from the multi-employer defined benefit plan. Asset and plan benefit information is not available for participating associations on an individual basis.

     The Company also participates in a single-employer defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. All full- and part-time employees who have attained at least 21 years of age are eligible to participate in this Plan after three months of employment and at least 250 hours worked during a three month period. Beginning in the 2008 Plan year, there is no requirement for hours worked to be eligible for the Plan once the employee has been employed for three months.

     This 401(k) plan allows for employee contributions up to 12% of their compensation, which are matched equal to 50% of the first 6% of the compensation contributed. The Company’s matching contribution for the 2007 Plan year will be made to the 401(k) plan directly in the form of a supplemental contribution during the first quarter of 2008. Plan expense for the year ended December 31, 2007 was $267,000. Effective January 1, 2005, the Company’s match under this Plan was no longer distributed as an addition to the employees’ contributions. The Plan was amended to allow for the Company match to be paid to eligible employees annually as shares distributed through the Company’s ESOP. Accordingly, the Company did not incur any expense under this Plan for the years ended December 31, 2006 and 2005. Effective January 1, 2008, the Company will match 100% of the employee’s contribution on the first 1% of the employee’s compensation, and also will match 50% of the employee’s contribution on the next 5% of the employee’s compensation. In addition, employees will be able to defer up to 100% of their compensation. Employees fully vest in the Company’s matching contribution after two years of service.

     The Company provides supplemental retirement benefits for certain senior officers in the form of payments upon retirement, death, or disability. The annual benefit is based on actuarial computations of existing plans without imposing Internal Revenue Service limits. This plan was frozen in 2003 along with the Company’s pension plan. There was no expense related to this plan in 2007, 2006 and 2005.

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

     During 2005, the Company’s Compensation Committee of the Board of Directors approved the accelerated vesting of all then outstanding unvested stock options (Options) to purchase shares of common stock of the Company. Accordingly, all of the Options became vested as of September 30, 2005. The estimated future option expense associated with these options was $1.7 million, net of tax, and would have been required to be recorded in the Company’s income statement in future periods starting upon its adoption of SFAS 123(R) in January 2006. Since the Company accounted for these Options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) at the time of acceleration, the Company reported this compensation expense

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

related to these Options for disclosure purposes only in 2005. Since all of the stock options granted by the Company vested prior to January 1, 2006, the Company did not record any compensation expense related to its stock options for the years ended December 31, 2007 and 2006.

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

     Also prior to the adoption of SFAS 123(R), the Company accounted for its stock option plans under the recognition and measurement principles of APB 25 and related interpretations. No stock-based employee compensation cost was reflected in net income as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the grant date. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123), pro forma net income and pro forma earnings per share for the year ended December 31, 2005 is presented in the following table as if the fair value method of accounting for stock-based compensation plans had been utilized.

Year Ended
December 31, 2005
(Dollars in thousands
except per share data)
Net income (as reported)	$5,017
Stock-based compensation expense determined using fair value method, net of tax (1)	2,176
Pro forma net income	$2,841
Basic earnings per share (as reported)	$0.43
Pro forma basic earnings per share	0.24
Diluted earnings per share (as reported)	0.42
Pro forma diluted earnings per share	0.24
____________________

(1)	A Black-Scholes option pricing model was used to determine the fair values of the options granted.

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

     The Company did not grant any options during 2007 and 2006. On July 25, 2005, the Company granted stock options under its 1998 and 2003 Stock Option Plans to directors, officers and employees of the Company. The number of stock options granted in 2005 totaled 234,945 shares, all of which have an exercise price equal to the fair market value of the Company’s common stock on the day of grant of $13.48. The stock options originally were to vest ratably over five years. Subsequently, on September 30, 2005, the Company accelerated the vesting of all of its stock options. Accordingly, 622,705 stock options which would have otherwise vested from time to time over the next five years became immediately exercisable as a result of the accelerated vesting. The remaining terms for each of the stock options granted remain the same. Based on the Company’s closing stock price of $13.40 per share on the date of accelerated vesting, 95% of the total accelerated stock options had exercise prices above the closing market price at the time of acceleration. All of the accelerated stock options have exercise prices between $10.38 and $14.76 per share, with a total weighted average exercise price per share of $13.82 per share.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The fair value of the stock options granted in 2005 was estimated using the Black-Scholes option value model with the following assumptions:

2005
Dividend yield	3.6%
Expected volatility	25.9
Risk-free interest	4.1
Original expected life	6 years

     The following table presents the activity related to options under the Company’s stock option plans for the years ended 2007, 2006 and 2005. The numbers of shares presented are in thousands.

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,496	$12.09	1,823	$11.78	1,765	$11.57
Granted	—	—	—	—	235	13.48
Exercised	(242)	11.39	(321)	10.29	(144)	10.28
Forfeited	(1)	14.00	(6)	13.48	(33)	13.67
Outstanding at end of year	1,253	$12.23	1,496	$12.09	1,823	$11.78

     At December 31, 2007, there were 34,650 shares available for future grants under the Company’s stock option plans. There were no stock options granted during 2007 and 2006. The fair value of stock options granted during 2005 was $2.81.

     Options outstanding and exercisable at December 31, 2007 are presented in the table below. The number of shares is in thousands.

	As of December 31, 2007
	Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices:	Number	Life	Price
$8.19 — $8.99	67	2.3	$8.47
$10.00 — $10.99	362	1.3	10.00
$11.00 — $11.99	145	3.3	11.25
$13.00 — $13.99	453	6.1	13.69
$14.00 — $14.76	226	6.0	14.59
Outstanding	1,253	4.1	12.23

     At December 31, 2007, the aggregate intrinsic value of options outstanding totaled $3.1 million. This value represents the difference between the Company’s closing stock price on the last day of trading for 2007 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on December 31, 2007.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The aggregate intrinsic value of options exercised at the time of exercise during the years ended December 31, 2007, 2006 and 2005 was $813,000, $1.4 million and $514,000, respectively. Cash received from option exercises during the years ended December 31, 2007, 2006 and 2005 totaled $2.8 million, $3.3 million and $1.5 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $288,000, $463,000 and $179,000, respectively, for the years ended December 31, 2007, 2006 and 2005.

     The Company reissues treasury shares to satisfy option exercises.

Recognition and Retention Plan

     In February 1999, the Company, with shareholder approval, established the RRP, which is a stock-based incentive plan, and a stock option plan. The Bank contributed $7.5 million to the RRP to purchase an aggregate total of 714,150 shares of Company common stock. On April 1, 1999, the Compensation Committee of the Board of Directors granted an aggregate of 707,000 shares under this plan to 92 participants. On April 1, 2003, the Compensation Committee made an additional grant of an aggregate of 21,000 shares to five participants. On April 1, 2004, the remaining 1,050 shares were granted to two participants. During 2007, 1,000 shares were forfeited and are available for future grants at December 31, 2007.

     The shares granted in the RRP vest to the participants at the rate of 20% per year. As a result, expense for this plan is being recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of the date of grant. The remaining unamortized cost of the RRP is reflected as a reduction in additional paid-in capital. At December 31, 2007, the remaining unamortized cost of the RRP totaled $38,000. The total grant date fair value of shares vested during 2007, 2006 and 2005 was $35,000, $48,000 and $48,000, respectively.

     The following table presents the activity for the RRP during 2007.

	Number of	Weighted-Average
	Shares	Grant Date Fair Value
Unvested at December 31, 2006	7,115	$13.84
Granted	—	—
Vested	(3,505)	13.83
Forfeited	(1,000)	13.80
Unvested as of December 31, 2007	2,610	13.87

Employee Stock Ownership Plan

     In 1998, the Company established an internally leveraged ESOP for the employees of the Company and the Bank. The ESOP is a qualified benefit plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. Upon formation, the ESOP borrowed $14.3 million from the Company and purchased 1,428,300 shares of common stock. During March 2007, the Company renegotiated the terms of the loan to the ESOP with the plan’s trustee which reduced the interest rate from 8.50% to 4.64% and extended the term of the loan by an additional eight years from 2009 to 2017. The modification also includes event protection if the ESOP is terminated before the new maturity date of the loan due to a merger, sale or otherwise. In the event the ESOP is terminated due to one of these events, the unallocated stock will be distributed to the Plan participants instead of being applied to the repayment of the ESOP loan. The Bank made contributions to the ESOP plan in order to pay down the outstanding loan totaling $514,000, $1.4 million and $1.3 million during the years 2007, 2006 and 2005, respectively. Compensation expense related to the Company’s ESOP was $288,000, $1.4 million and $1.3 million, respectively, for the years ended December 31, 2007, 2006 and 2005.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table summarizes shares of Company common stock held by the ESOP:

	December 31,
	2007	2006
	(Dollars in thousands)
Shares allocated to participants	775,345	822,382
Unallocated and unearned shares	312,604	356,429
	1,087,949	1,178,811
Fair value of unallocated and unearned ESOP shares	$4,592	$5,222

     The Company also provides supplemental retirement benefits for certain senior officers under the ESOP. This benefit is also based on computations for the existing plan exclusive of Internal Revenue Service limits. Compensation expense related to this supplemental plan for the years ended December 31, 2007, 2006 and 2005, was $31,000, $31,000 and $22,000, respectively.

10. INCOME TAXES

     The income tax provision consists of the following:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current tax expense:
Federal	$1,338	$948	$1,487
State	—	—	—
Deferred tax expense (benefit):
Federal	942	(88)	(190)
State	30	(242)	(121)
	$2,310	$618	$1,176

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2007	2006	2005
Statutory rate	34.0%	34.0%	34.0%
State taxes	0.2	(2.7)	(1.3)
Bank-owned life insurance	(5.7)	(9.4)	(8.6)
Low-income housing tax credits	(4.0)	(5.6)	(8.2)
Reversal of allocated tax reserves	—	(8.8)	—
Other	(1.0)	2.9	3.1
Effective rate	23.5%	10.4%	19.0%

     The increase in the Company’s effective tax rate for 2007 was mainly a result of a decrease in the percentage of permanent tax items to pre-tax income and the recognition in 2006 of tax benefits relating to certain tax positions taken on prior year tax returns that had not been recognized for financial reporting purposes. During 2006, tax liabilities established for these tax uncertainties were no longer required primarily as a result of favorable outcomes during the fourth quarter of 2006 in tax audits of other entities that had taken similar tax positions. The Company’s effective tax rate remains lower than the statutory tax rate primarily due to the Company’s investment in bank-owned life insurance and the application of available tax credits.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Allowance for losses on loans	$3,061	$4,335
Deferred compensation	919	819
Deferred loan fees	625	773
Net operating loss carryforwards	817	1,378
Alternative minimum tax carryforwards	821	1,583
General business tax credit carryforwards	1,298	1,650
Other	226	153
	7,767	10,691
Deferred tax liabilities:
Unamortized deferred premium on early extinguishment of debt	608	2,378
FHLB stock dividends	1,030	1,063
Other	338	487
	1,976	3,928
Net deferred tax asset	5,791	6,763
Tax effect of adjustment related to unrealized depreciation on available-for-sale securities	(1,014)	156
Net deferred tax assets including adjustments	$4,777	$6,919

     Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation reserve was recorded at December 31, 2007 or 2006.

     Prior to 1988, the Bank qualified as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts, which differed from the provision for such losses charged to income. Retained earnings at December 31, 2007 and 2006 included approximately $12.5 million, for which no provision for income taxes has been made. If in the future this portion of retained earnings is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable rates. The unrecorded deferred tax liability at December 31, 2007 and 2006 would have been approximately $4.9 million.

     At December 31, 2007, the Company had state net operating losses of $14.7 million which are being carried forward to reduce future taxable income. The carryforwards expire between 2016 and 2024.

11. RELATED PARTY DISCLOSURES

     The Company has no material related party transactions which would require disclosure. In compliance with applicable banking regulations, the Company may extend credit to certain officers and directors of the Company and its subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     During 2007, the Company completed its 600,000 share repurchase plan announced in June 2006 by repurchasing 188,283 shares remaining under this plan at an average price of $14.79. In February 2007, the Company announced a new share repurchase plan for an additional 600,000 shares. The Company plans to use existing funds to finance the repurchases. Total shares available for repurchase under this plan are 126,725 at December 31, 2007.

     The following table presents information with respect to the Company’s 2007 and 2006 share repurchase plans.

	2007 Repurchase Plan			2006 Repurchase Plan
	Shares	Cost of	Average	Shares	Cost of	Average
	Repurchased	Shares	Cost	Repurchased	Shares	Cost
	in Period	Repurchased	per Share	in Period	Repurchased	per Share
	(Dollars in thousands)
Years ended:
2006	—	$—	$—	411,717	$6,119	$14.86
2007	473,275	6,967	14.72	188,283	2,784	14.79
Plan to date	473,275	$6,967	$14.72	600,000	$8,903	$14.84

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below of the total risk-based, tangible, and core capital, as defined in the regulations. As of December 31, 2007, the Bank met all capital adequacy requirements to which it is subject.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     As of December 31, 2007, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-weighted, tangible, and core ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution’s category. At December 31, 2007, the Bank’s adjusted total assets were $1.1 billion and its risk-weighted assets were $920.8 million.

						To Be Well-Capitalized
			For Capital Adequacy			Under Prompt Corrective
	Actual		Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of December 31, 2007:
Total capital to risk-weighted assets	$128,225	13.93%	$73,661	>	8.00%	$92,077	>	10.00%
Tier 1 (core) capital to risk-weighted assets	120,227	13.06	36,831	>	4.00	55,246	>	6.00
Tier 1 (core) capital to adjusted total assets	120,227	10.50	45,782	>	4.00	57,227	>	5.00
Tangible capital to adjusted total assets	120,227	10.50	17,168	>	1.50	22,891	>	2.00
As of December 31, 2006:
Total capital to risk-weighted assets	$132,762	14.10%	$75,332	>	8.00%	$94,165	>	10.00%
Tier 1 (core) capital to risk-weighted assets	121,599	12.91	37,666	>	4.00	$56,499	>	6.00
Tier 1 (core) capital to adjusted total assets	121,599	9.71	50,080	>	4.00	62,600	>	5.00
Tangible capital to adjusted total assets	121,599	9.71	18,780	>	1.50	25,040	>	2.00

13. COMMITMENTS

	December 31,
	2007	2006
	(Dollars in thousands)
Type of commitment
To originate retail loans:
Fixed rates (5.75% – 11.75% in 2007 and 5.625% – 9.00% in 2006)	$6,443	$4,807
Variable rates	968	2,402
To originate commercial real estate loans:
Fixed rates (6.25% – 8.38% in 2007 and 6.30% – 8.77% in 2006)	12,322	8,743
Variable rates	14,691	11,568
To originate commercial and industrial loans:
Fixed rates (4.85% – 9.00% in 2007 and 4.80% – 8.25% in 2006)	5,577	6,640
Variable rates	1,291	8,823
To purchase loans secured by commercial real estate:
Variable rates	—	18,000
Unused lines of credit and construction loans	155,345	141,815
Letters of credit:
Secured by cash	639	568
Real estate	6,892	11,777
Business assets	690	195
Other – Credit enhancements	31,257	42,465

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. All commitments to extend credit or to purchase loans expire within the following year. Letters of credit expire at various times through 2012. Credit enhancements expire at various times through 2010.

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

     The letters of credit and credit enhancements provided by the Company are considered financial guarantees under FASB Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and were carried at a fair value of $331,000 in the aggregate as of December 31, 2007.

14. VARIABLE INTEREST ENTITIES

     The Company has investments in nine low-income housing tax credit limited partnerships and one limited liability partnership for the development of shopping centers, for-sale housing, and the restoration of historic properties in low and moderate income areas. Although these partnerships generate operating losses, the Company realizes a return on its investment through reductions in income tax expense that result from tax credits and the deductibility of the entities’ operating losses. These investments were acquired at various times between 1996 and 2004 and are accounted for under the equity method. These entities are considered variable interest entities in accordance with FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). Since the Company is not considered the primary beneficiary of these entities, it is not required to consolidate these investments. The Company’s exposure is limited to its current recorded investment of $1.7 million plus $1.2 million that the Company is obligated to pay over the next seven years but has not yet funded.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The carrying amounts and fair values of financial instruments consist of the following:

	December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$38,909	$38,909	$67,167	$67,167
Securities, available-for-sale	224,594	224,594	298,925	298,925
Securities, held-to-maturity	3,940	3,978	—	—
Federal Home Loan Bank stock	23,944	23,944	23,944	23,944
Loans receivable, net of allowance for losses on loans	785,110	788,681	791,199	784,192
Interest receivable	5,505	5,505	7,523	7,523
Total financial assets	$1,082,002	$1,085,611	$1,188,758	$1,181,751
Financial Liabilities
Deposits	$863,272	$864,437	$907,095	$906,148
Borrowed money	135,459	138,087	202,275	200,441
Interest payable	755	755	749	749
Total financial liabilities	$999,486	$1,003,279	$1,110,119	$1,107,338

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands except per share data)
Net income	$7,525	$5,340	$5,017
Weighted-average common shares outstanding	10,547,853	11,045,857	11,728,073
Weighted-average common share equivalents (1)	294,929	348,006	236,941
Weighted-average common shares and common share equivalents
outstanding	10,842,782	11,393,863	11,965,014
Basic earnings per share	$0.71	$0.48	$0.43
Diluted earnings per share	0.69	0.47	0.42
__________________

(1)	Assumes exercise of dilutive stock options, a portion of the unearned awards under the RRP and treasury shares held in Rabbi Trust accounts.

     For the years ended December 31, 2007, 2006 and 2005, the Company had 105,000, 114,000 and 231,750 anti-dilutive options, respectively. The anti-dilutive options were not included in the above earnings per share calculations.

17. OTHER COMPREHENSIVE INCOME (LOSS)

     The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$3,780	$2,744	$(2,274)
Related tax (expense) benefit	(1,370)	(1,035)	856
Net	2,410	1,709	(1,418)
Less: reclassification adjustment for net gains realized during the period:
Realized net gains (losses)	536	750	(478)
Related tax (expense) benefit	(200)	(289)	184
Net	336	461	(294)
Total other comprehensive income (loss)	$2,074	$1,248	$(1,124)

18. LEGAL PROCEEDINGS

     The case of Betty and Raymond Crenshaw v. CFS Bancorp, et al. was filed in the United States District Court for the Northern District of Indiana sitting in Hammond, Indiana on December 6, 2005 under Cause No. 2:05 CV 440. The lawsuit names the Company, a police officer who was purportedly acting as the Bank’s security guard, along with three other police officers and the City of East Chicago as defendants. The lawsuit was brought in connection with an incident that occurred at a Bank branch on February 6, 2004. The complaint seeks compensation for alleged personal injuries, violations of civil rights, battery, false arrest, intentional infliction of emotional distress and loss of consortium. The plaintiffs also seek punitive damages and attorneys’ fees in this cause of action. The Company’s defense in this matter has been tendered to and accepted by the Company’s insurance carrier. An appearance has been filed on behalf of the Company by trial counsel retained by the Company’s insurance carrier. The case

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

remained in the discovery phase throughout 2006 and 2007. In the event that judgment is entered for the plaintiffs, insurance would not be available to indemnify the Company for punitive damages should they be assessed. The total potential exposure to the Company is not quantifiable at this stage of the proceedings insofar as the amount of damages being sought was not specifically set forth in the complaint and no other demand has been made by the plaintiffs to the Company.

     Other than the above-referenced matters, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

19. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The following tables represent the condensed statement of financial condition as of December 31, 2007 and 2006 and condensed statement of income and cash flows for the three years ended December 31, 2007 for CFS Bancorp, Inc., the parent company.

Condensed Statements of Condition
(Parent Company Only)

	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$3,011	$5,364
Securities available-for-sale	134	180
Investment in subsidiary	125,956	124,160
Loan receivable from ESOP	4,299	4,813
Other assets	172	389
Total assets	$133,572	$134,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued taxes and other liabilities	$3,158	$3,100
Total stockholders’ equity	130,414	131,806
Total liabilities and stockholders’ equity	$133,572	$134,906

Condensed Statements of Income
(Parent Company Only)

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Dividends from subsidiary	$9,000	$13,134	$3,366
Interest income	251	490	639
Net realized gains (losses) on the sale available-for-sale investment securities	—	878	(32)
Non-interest expense	(636)	(728)	(993)
Net income before income taxes and equity in earnings of subsidiary	8,615	13,774	2,980
Income tax benefit (expense)	146	(244)	152
Net income before equity in undistributed earnings of subsidiary	8,761	13,530	3,132
Equity in undistributed earnings (loss) of subsidiary	(1,236)	(8,190)	1,885
Net income	$7,525	$5,340	$5,017

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Operating activities:
Net income	$7,525	$5,340	$5,017
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of securities	—	—	32
Equity in undistributed (earnings) loss of the Bank	1,236	8,190	(1,885)
Net gains on the sale of available-for-sale investment securities	—	(878)	—
Decrease in other assets	217	812	1,663
Increase in other liabilities	593	667	424
Net cash provided by operating activities	9,571	14,131	5,251
Investing activities:
Proceeds from paydowns and sales of securities		963	81
Net loan originations and principal payment on loans	514	1,364	1,252
Net cash provided by investing activities	514	2,327	1,333
Financing activities:
Purchase of treasury stock	(9,751)	(15,730)	(7,253)
Net purchase of Rabbi Trust shares	(139)	(18)	—
Proceeds from exercise of stock options	2,763	3,300	1,484
Dividends paid on common stock	(5,311)	(5,604)	(5,783)
Net cash used by financing activities	(12,438)	(18,052)	(11,552)
Decrease in cash and cash equivalents	(2,353)	(1,594)	(4,968)
Cash and cash equivalents at beginning of year	5,364	6,958	11,926
Cash and cash equivalents at end of year	$3,011	$5,364	$6,958

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table reflects summarized quarterly data for the periods presented (unaudited):

		Net		Earnings
	Interest	Interest	Net	per Share
	Income	Income	Income	Basic	Diluted
	(Dollars in thousands, except per share data)
2007
First quarter	$18,651	$8,524	$1,313	$0.12	$0.12
Second quarter	18,484	8,638	2,281	0.22	0.21
Third quarter	17,866	8,550	1,896	0.18	0.18
Fourth quarter	17,240	8,395	2,035	0.20	0.19
2006
First quarter	$17,957	$8,236	$1,309	$0.12	$0.11
Second quarter	18,962	8,732	1,621	0.15	0.14
Third quarter	18,905	7,853	780	0.07	0.07
Fourth quarter	19,723	8,082	1,630	0.15	0.15

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2007 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

     The Company’s management assessed its internal control over financial reporting as of December 31, 2007, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2007, the Company’s internal controls over financial reporting are effective.

     The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2007 has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The report appears below.

/s/ THOMAS F. PRISBY	/s/ CHARLES V. COLE
THOMAS F. PRISBY	CHARLES V. COLE
Chairman and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
CFS Bancorp, Inc.
Munster, Indiana

     We have audited CFS Bancorp, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, CFS Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CFS Bancorp, Inc. and our report dated March 3, 2008, expressed an unqualified opinion thereon.

Indianapolis, Indiana
March 3, 2008

ITEM 9B. OTHER INFORMATION

     Not applicable.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required herein is incorporated by reference from the sections of the Registrant’s Proxy Statement which is expected to be filed on or about March 17, 2008 (Proxy Statement) titled Election of Directors, Information Concerning Continuing Directors and Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance and Report of the Audit Committee. Information related to the Company’s Code of Conduct and Ethics is incorporated by reference from the Proxy Statement under the heading Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference from the sections of the Registrant’s Proxy Statement titled Executive Compensation, Director Compensation, Compensation Committee Interlocks and Insider Participation and Report of the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
STOCKHOLDER MATTERS

     The information required herein by Item 403 of Regulation S-K is incorporated by reference from the section of the Registrant’s Proxy Statement titled Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management.

     Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2007.

Number of Shares
	Number of Shares to Be		Remaining Available
	Issued Upon the		for Future Issuance
	Exercise of Outstanding	Weighted-Average	(Excluding Shares
	Options, Warrants and	Exercise Price of	Reflected in the
Plan Category	Rights	Outstanding Options	First Column)
Equity Compensation Plans Approved by Security
Holders	1,253,295	$12.23	34,650
Equity Compensation Plans Not Approved by Security
Holders	—	—	—
Total	1,253,295	$12.23	34,650

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information required herein is incorporated by reference from the sections of the Registrant’s Proxy Statement titled Director Independence and Related Party Transactions.

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

     (2)(a) The following exhibits are filed with the SEC as part of this Form 10-K, and this list includes the Exhibit Index.

3.1	Certificate of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan
10.6*	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole
10.7*	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan
10.10*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Zoran Koricanac
10.11*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Thomas L. Darovic
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
__________________

(1)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Stockholders filed on March 25, 2005.

(2)	Incorporated by Reference from the Company’s Form 8-K filed on October 25, 2007.

(3)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(4)	Incorporated by Reference from the Company’s Form 8-K filed on July 7, 2006.

(5)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 23, 2001.

(6)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 31, 2003.

(7)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

(8)	Incorporated by Reference from the Company’s Form 8-K filed on November 16, 2007.

(9)	Incorporated by Reference from the Company’s Form 8-K filed on January 3, 2008.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

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

Name	Title	Date
/s/ THOMAS F. PRISBY	Chairman of the Board and Chief Executive Officer
THOMAS F. PRISBY	(principal executive officer)	March 7, 2008

/s/ CHARLES V. COLE	Executive Vice President and Chief Financial Officer
CHARLES V. COLE	(principal financial and accounting officer)	March 7, 2008

/s/ GREGORY W. BLAINE	Director	March 7, 2008
GREGORY W. BLAINE

/s/ GENE DIAMOND	Director	March 7, 2008
GENE DIAMOND

/s/ FRANK D. LESTER	Director	March 7, 2008
FRANK D. LESTER

/s/ ROBERT R. ROSS	Director	March 7, 2008
ROBERT R. ROSS

/s/ JOYCE M. SIMON	Director	March 7, 2008
JOYCE M. SIMON