Form 10-Q
period 2008-03-31
CFS BANCORP INC
filed 2008-05-05
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

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
YES ☑   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐  Accelerated filer ☑          Non-accelerated filer ☐  Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The Registrant had 10,680,124 shares of Common Stock issued and outstanding as of April 30, 2008.

CFS BANCORP, INC.

                                       Exhibit 31.1
                              Exhibit 31.2
                              Exhibit 32.0

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$17,314	$25,825
Interest-bearing deposits	55,078	9,744
Federal funds sold	14,922	3,340
Cash and cash equivalents	87,314	38,909
Securities available-for-sale, at fair value	247,380	224,594
Securities held-to-maturity, at cost	3,940	3,940
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	765,476	793,136
Allowance for losses on loans	(8,347)	(8,026)
Net loans	757,129	785,110
Interest receivable	5,035	5,505
Other real estate owned	1,038	1,162
Office properties and equipment	19,760	19,326
Investment in bank-owned life insurance	36,884	36,475
Other assets	10,434	10,079
Goodwill and intangible assets	1,218	1,234
Total assets	$1,194,076	$1,150,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$879,543	$863,272
Borrowed money	163,295	136,459
Advance payments by borrowers for taxes and insurance	4,335	3,341
Other liabilities	15,112	17,792
Total liabilities	1,062,285	1,019,864
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	–	–
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,679,611 and 10,705,510 shares outstanding	234	234
Additional paid-in capital	191,242	191,162
Retained earnings	97,547	97,029
Treasury stock, at cost; 12,609,251 and 12,583,856 shares	(155,357)	(154,895)
Treasury stock held in Rabbi Trust, at cost; 134,444 and 133,940 shares	(1,773)	(1,766)
Unallocated common stock held by Employee Stock Ownership Plan	(3,048)	(3,126)
Accumulated other comprehensive income, net of tax	2,946	1,776
Total stockholders’ equity	131,791	130,414
Total liabilities and stockholders’ equity	$1,194,076	$1,150,278

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$12,788	$14,052
Securities	3,079	3,523
Other	447	1,076
Total interest income	16,314	18,651
Interest expense:
Deposits	5,688	6,694
Borrowed money	2,061	3,433
Total interest expense	7,749	10,127
Net interest income	8,565	8,524
Provision for losses on loans	742	187
Net interest income after provision for losses on loans	7,823	8,337
Non-interest income:
Service charges and other fees	1,439	1,569
Card-based fees	380	341
Commission income	58	31
Security gains, net	69	11
Other asset gains, net	–	11
Income from bank-owned life insurance	409	405
Other income	172	241
Total non-interest income	2,527	2,609
Non-interest expense:
Compensation and employee benefits	4,336	5,255
Net occupancy expense	833	753
Furniture and equipment expense	551	534
Data processing	458	563
Professional fees	274	570
Marketing	208	211
Amortization of core deposit intangibles	16	16
Other general and administrative expenses	1,369	1,365
Total non-interest expense	8,045	9,267
Income before income taxes	2,305	1,679
Income tax expense	526	366
Net income	$1,779	$1,313
Per share data:
Basic earnings per share	$0.17	$0.12
Diluted earnings per share	0.17	0.12
Cash dividends declared per share	0.12	0.12
Weighted-average shares outstanding	10,387,292	10,726,506
Weighted-average diluted shares outstanding	10,658,026	11,036,978

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP	Accumulated Other Compre-hensive Income (Loss)	Total
(Unaudited)
(Dollars in thousands, except per share data)
Balance at January 1, 2007	$234	$190,825	$94,344	$(149,735)	$(3,564)	$(298)	$131,806
Net income	–	–	1,313	–	–	–	1,313
Comprehensive income: Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax						604	604
Total comprehensive income							1,917
Purchase of treasury stock	–	–	–	(3,898)	–	–	(3,898)
Net purchases of Rabbi Trust shares	–	–	–	(7)	–	–	(7)
Shares earned under ESOP	–	111	–	–	204	–	315
Cumulative effect of change in accounting principle upon the adoption of FIN 48	–	–	240	–	–	–	240
Exercise of stock options	–	(176)	–	1,334	–	–	1,158
Tax benefit related to stock options exercised	–	171	–	–	–	–	171
Dividends declared on common stock ($0.12 per share)	–	–	(1,289)	–	–	–	(1,289)
Balance at March 31, 2007	$234	$190,931	$94,608	$(152,306)	$(3,360)	$306	$130,413

Balance at January 1, 2008	$234	$191,162	$97,029	$(156,661)	$(3,126)	$1,776	$130,414
Net income	–	–	1,779	–	–	–	1,779
Comprehensive income: Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax						1,170	1,170
Total comprehensive income							2,949
Purchase of treasury stock	–	–	–	(1,055)	–	–	(1,055)
Net purchases of Rabbi Trust shares	–	–	–	(7)	–	–	(7)
Shares earned under ESOP	–	33	–	–	78	–	111
Exercise of stock options	–	16	–	593	–	–	609
Tax benefit related to stock options exercised	–	31	–	–	–	–	31
Dividends declared on common stock ($0.12 per share)	–	–	(1,261)	–	–	–	(1,261)
Balance at March 31, 2008	$234	$191,242	$97,547	$(157,130)	$(3,048)	$2,946	$131,791

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
	Three Months Ended March 31,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,779	$1,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	742	187
Depreciation and amortization	426	420
Premium amortization on the early extinguishment of debt	527	1,352
Net premium amortization on securities available-for-sale	(280)	(152)
Deferred income tax (benefit) expense	(134)	515
Tax benefit from exercises of non-qualified stock options	(31)	(171)
Amortization of cost of stock benefit plans	111	315
Proceeds from sale of loans held-for-sale	45	2,371
Origination of loans held-for-sale	–	(2,416)
Net realized gains on sale of securities available-for-sale	(69)	(11)
Net realized gains on sale of other assets	–	(11)
Net increase in cash surrender value of bank-owned life insurance	(409)	(405)
Increase in other assets	(487)	(1,311)
(Decrease) increase in other liabilities	(2,454)	1,025
Net cash (used for) provided by operating activities	(234)	3,021
INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	1,992	2,366
Proceeds from maturities and paydowns	26,033	29,370
Purchases	(48,616)	(32,927)
Net loan fundings and principal payments received	27,260	(2,286)
Proceeds from sales of loans and loan participations	–	21
Proceeds from sale of real estate owned	–	171
Purchases of property and equipment	(844)	(1,383)
Net cash provided by (used for) investing activities	5,825	(4,668)
FINANCING ACTIVITIES
Proceeds from exercise of stock options	609	1,158
Tax benefit from exercises of nonqualified stock options	31	171
Dividends paid on common stock	(1,301)	(1,356)
Purchase of treasury stock	(1,055)	(3,898)
Net purchase of Rabbi Trust shares	(7)	(7)
Net increase (decrease) in deposit accounts	16,234	(12,720)
Net increase in advance payments by borrowers for taxes and insurance	994	955
Increase (decrease) in short term borrowings	12,350	(5,569)
Proceeds from Federal Home Loan Bank debt	60,000	–
Repayments of Federal Home Loan Bank debt	(45,041)	(39)
Net cash flows provided by (used for) financing activities	42,814	(21,305)
Increase (decrease) in cash and cash equivalents	48,405	(22,952)
Cash and cash equivalents at beginning of period	38,909	67,167
Cash and cash equivalents at end of period	$87,314	$44,215
Supplemental disclosures:
Loans transferred to real estate owned	$5	$503
Cash paid for interest on deposits	5,435	6,782
Cash paid for interest on borrowings	1,508	2,085
Cash paid for taxes	100	–

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of March 31, 2008 and for the three months ended March 31, 2008 and March 31, 2007 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results expected for the full year ending December 31, 2008.  The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles.  The March 31, 2008 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.  The condensed consolidated statement of condition of the Company as of December 31, 2007 has been derived from the audited consolidated statement of condition as of that date.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  These estimates, judgments and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided.  The determination of the allowance for losses on loans and the accounting for income tax expense are highly dependent on management’s estimates, judgments and assumptions where changes in any of those could have a significant impact on the financial statements.

Some items in the prior period financial statements were reclassified to conform to the current period’s presentation.

2. Fair Value Measurements – Adoption of SFAS 157 and SFAS 159

The Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), effective January 1, 2008.  SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 has been applied prospectively as of the beginning of the year.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1 – Unadjusted quoted prices for identical instruments in active markets;

Level 2 - Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

Level 3 – Instruments whose significant value drivers are unobservable.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following table sets for the Company’s financial assets by level within the fair value hierarchy that were measured at fair value basis during the first quarter of 2008.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Recurring:
Securities available-for-sale	$247,380	$–	$247,380	$–

Securities available-for-sale are measured at fair value on a recurring basis.  These securities are classified as Level 1 of the valuation hierarchy where quoted market prices from reputable third-party brokers are available in an active market.  Market pricing is based upon specific CUSIP identification for each individual security.  Level 1 securities include certain government sponsored entity securities and equity securities.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  Level 2 securities include mortgage backed securities, collateralized mortgage obligations, trust preferred securities and certain other government sponsored entity securities.  In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.  Changes in fair market value are recorded in other comprehensive income as the securities are available for sale.

The Company also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159), which will permit entities to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option).  The Fair Value Option permits all entities to choose to measure eligible items at fair value at specified election dates.  An entity will be required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The Company did not elect to measure any financial instruments at fair value under SFAS 159 upon adoption.

3.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Net income	$1,779	$1,313

Weighted average common shares outstanding	10,387,292	10,726,506
Common share equivalents (1)	270,734	310,472
Weighted average common shares and common shareequivalents outstanding	10,658,026	11,036,978

Basic earnings per share	$0.17	$0.12
Diluted earnings per share	0.17	0.12

(1)	Assumes exercise of dilutive stock options, a portion of the unearned awards under the Recognition and Retirement Plan (RRP) and treasury shares held in Rabbi Trust accounts.

For the three months ended March 31, 2008 and 2007, the Company had 206,000 and 20,000, respectively, anti-dilutive options which were not included in the above earnings per share calculations.

4.	Share-Based Compensation

The Company accounts for its stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)).  SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards.

For additional details on the Company’s share-based compensation plans and related disclosures, see Note 9 to the consolidated financial statements as presented in the Company’s Annual Report on Form 10-K.

Omnibus Equity Incentive Plan

On April 29, 2008, the shareholders of the Company approved at the Annual Meeting the CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) which had been approved by the Company’s Board of Directors on March 17, 2008.  In connection with the approval of the Equity Incentive Plan, the Board of Directors froze the CFS Bancorp, Inc. 2003 Stock Option Plan and the CFS Bancorp, Inc. 1998 Recognition and Retention Plan such that no new awards will be made under either of those plans.

The Equity Incentive Plan authorizes the issuance of 270,000 shares of common stock of the Company.  In addition, the 32,000 shares that had not yet been issued under the 2003 Stock Option Plan plus any shares subject to outstanding stock options under the 2003 Stock Option Plans that lapse or are unexercised at the end of the option term will be available for any type of stock-based awards in the future under the Equity Incentive Plan.  Since January 1, 2008, there were a total of 22,000 stock options that lapsed under the 2003 Stock Option Plan, and these shares are eligible for awards under the Equity Incentive Plan.

Participants in the Equity Incentive Plan will be officers, key employees and non-employee directors of the Company or any of its affiliates as determined by the Compensation Committee of the Board of Directors.  The Equity Incentive Plan permits grants of non-qualified stock options, incentive stock options, restricted stock, three types of stock appreciation rights, performance units and performance shares.  No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year.

Awards under the Equity Incentive Plan may be subject to the achievement of performance goals based on specific business criteria set forth in the Equity Incentive Plan.  If the performance goals are achieved, then continued service with the Company or one of its affiliates also will generally be required before the award becomes fully vested.  Awards that are not subject to the achievement of performance goals will require continued service with the Company or one of its affiliates for a period of years prior to full vesting of the award.  The Compensation Committee will determine whether an award will be subject to the achievement of performance goals and, if so, which performance goals must be achieved.  For further details about the Equity Incentive Plan and for a copy of the complete Equity Incentive Plan, see the Company’s Proxy Statement dated and filed with the Securities and Exchange Commission on March 17, 2008.

On May 1, 2008, the Compensation Committee of the Board of Directors granted awards under the Equity Incentive Plan.  A total of 100,134 shares of restricted stock was granted to officers and key employees of the Company.  The grants included 65,034 shares of restricted stock as performance-based awards to a total of thirty-six officers and key employees.  These awards are subject to the achievement of “core” diluted earnings per share targets of the Company for the year ended December 31, 2008.  The grants also included 35,100 shares of restricted stock as service-based awards to twelve key employees.  Both the earned performance-based awards and the service-based awards will vest as follows:

Date	Cumulative Percent Vested
May 1, 2010	33%
May 1, 2011	66
May 1, 2012	100

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

On March 17, 2008, in conjunction with the Board of Directors approval of the Equity Incentive Plan, the Board of Directors froze the CFS Bancorp, Inc. 2003 Stock Option Plan and the CFS Bancorp, Inc. 1998 Recognition and Retention Plan so that no new awards will be made under either of these plans.  At the date the plans were frozen, the 2003 Stock Option Plan had 32,000 remaining stock option awards.  In addition, since January 1, 2008, forfeited stock options under the 2003 Stock Option Plan totaled 22,000 stock options.  These shares are eligible for award under the Equity Incentive Plan discussed above.

The following table presents the activity related to options under the Company’s stock option plans for the three months ended March 31, 2008.  The number of shares presented is in thousands.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2008	1,253	$12.23
Granted	–	–
Exercised	(48)	12.64
Forfeited	(22)	14.38
Options outstanding at March 31, 2008	1,183	12.17
Options exercisable at March 31, 2008	1,183

For stock options outstanding at March 31, 2008, the range of exercise prices was $8.19 to $14.76 and the weighted-average remaining contractual term was 3.8 years.

At March 31, 2008, the aggregate intrinsic value of options outstanding totaled $2.7 million.   This value represents the difference between the Company’s closing stock price on the last day of trading for the three months ended March 31, 2008 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on March 31, 2008.

The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $84,000 and $462,000, respectively.  The exercise of options during the three months ended March 31, 2008 and 2007 resulted in cash receipts of $609,000 and $1.2 million and a tax benefit of $31,000 and $171,000, respectively.

The Company reissues treasury shares to satisfy option exercises.

Recognition and Retention Plan

In February 1999, the Company, with shareholder approval, established the RRP, which is a restricted stock-based incentive plan.  The Bank contributed $7.5 million to the RRP to purchase an aggregate total of 714,150 shares of Company common stock.  On April 1, 1999, the Compensation Committee of the Board of Directors granted an aggregate of 707,000 shares under this plan to 92 participants.  On April 1, 2003, the Compensation Committee made an additional grant of an aggregate of 21,000 shares to five participants.  On April 1, 2004, the remaining 1,050 shares were granted to two participants.  As discussed above under Stock Options, this plan was frozen effective January 1, 2008 and the 1,000 shares available at December 31, 2007 are no longer available for grant.

The shares granted in the RRP vest to the participants at the rate of 20% per year.  As a result, expense for this plan is being recorded over a 60-month period from the date of grant and is based on the market value of the Company’s stock as of the date of grant.  The remaining unamortized cost of the RRP is reflected as a reduction in additional paid-in capital.  At March 31, 2008 the remaining unamortized cost of the RRP totaled $38,000.

The following table presents the activity for the RRP for the three months ended March 31, 2008.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2007	2,610	$13.87
Granted	–	–
Vested	–	–
Forfeited	–	–
Unvested as of March 31, 2008	2,610	$13.87

5.	Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Unrealized holding gains arising during the period:
Unrealized net gains	$1,912	$979
Related tax expense	(699)	(368)
Net	1,213	611
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	69	11
Related tax expense	(26)	(4)
Net	43	7
Total other comprehensive income	$1,170	$604

6.	Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R).  SFAS 141R established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008.  SFAS 141R is expected to have an impact on the Company’s accounting for any business combinations closing on or after January 1, 2009.

In December 2007, the FASB issues SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results ofOperations

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company also advises readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company’s lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.  For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part II. Item 1A.  Risk Factors” of this Form 10-Q as well as “Part I. Item 1A.  Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  Such forward-looking statements are not guarantees of future performance.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

The Company’s net income for the first quarter of 2008 increased 35.4% to $1.8 million from $1.3 million compared to the same period in 2007 driven primarily by an improved net interest margin and reduced operating costs and was partially offset by an increased provision for losses on loans.  Diluted earnings per share increased $0.05 per share or 41.7% to $0.17 for the first quarter of 2008 from $0.12 per share for the first quarter of 2007.

The Company’s net interest margin expanded 28 basis points or 9.6% to 3.21% for the first quarter of 2008 from 2.93% for the first quarter of 2007.  Although the Company’s variable rate assets were impacted by the 300 basis point decrease in the prime lending rate since the first quarter of 2007, the Company’s net interest margin was positively impacted by decreases in the cost of funds, both on borrowed money and deposits.  The Company’s cost of borrowed money decreased due to lower amortization of the deferred premium on the early extinguishment of the Company’s Federal Home Loan Bank (FHLB) debt (Premium Amortization) and lower average balances of FHLB debt.  In addition, the Company’s cost of deposits decreased 34 basis points to 2.87% for the first quarter of 2008.  The cost of the Company’s short-term variable rate borrowings, which are primarily tied to the federal funds interest rate, was also positively impacted by the aforementioned rate cuts.

The Company’s 2007 cost-savings initiatives resulted in a 13.2% decrease in non-interest expense to $8.0 million for the first quarter of 2008 from $9.3 million for the comparable 2007 period.  The decrease was primarily related to reductions in compensation and benefits expense related to a 16% decrease in the Company’s average full-time-equivalent employees for the first quarter of 2008 compared to the 2007 period.  The decrease in non-interest expense resulted in the improvement in the Company’s efficiency ratio to 72.5% for the first quarter of 2008 from 83.2% for the comparable 2007 period.  The Company’s core efficiency ratio improved to 69.7% for the first quarter of 2008 from 74.4% for the comparable 2007 period.  For the Company’s calculations of its efficiency and core efficiency ratios see the “Analysis of Statements of Income - Non-Interest Expense” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Total loans receivable were $765.5 million at March 31, 2008 compared to $793.1 million at December 31, 2007.  During the first quarter of 2008, the Company had total loan fundings of $65.1 million which were offset by $92.3 million of loan repayments and sales.  The Company continues to focus on building its commercial and industrial loan portfolio which will increase its relationship opportunities, diversify its credit risk and reduce its reliance on large loans collateralized by commercial real estate.  During April of 2008, the Company hired Dale S. Clapp as Executive Vice President – Business Banking.  Mr. Clapp brings over 24 years of experience in Community and Business Banking and Sales Management.  In addition to growing the Company’s commercial and industrial loan portfolio, Mr. Clapp will also be responsible for the development and recommendation of commercial loan objectives, policies and practices.

Deposits increased to $879.5 million at March 31, 2008 from $863.3 million at December 31, 2007 primarily as a result of a $31.6 million increase in money market deposits for municipalities and other public entities.  Total public fund deposits were $85.9 million at March 31, 2008 and $62.5 million at December 31, 2007.

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

The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for December 31, 2007.  These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in the Company’s financial statements.  Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.  Management currently views the determination of the allowance for losses on loans and the accounting for income taxes to be critical accounting policies.

Allowance for Losses on Loans.  The Company maintains an allowance for losses on loans at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio.  The allowance for losses on loans represents management’s estimate of probable incurred losses in the loan portfolio at each statement of condition date and is based on the review of available and relevant information.

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

	Three Months Ended March 31,
	2008			2007
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$786,877	$12,788	6.54%	$793,852	$14,052	7.18%
Securities (2)	238,942	3,079	5.10	302,405	3,523	4.66
Other interest-earning assets (3)	46,454	447	3.87	83,119	1,076	5.25
Total interest-earning assets	1,072,273	16,314	6.12	1,179,376	18,651	6.41

Non-interest earning assets	89,627			76,944
Total assets	$1,161,900			$1,256,320

Interest-bearing liabilities:
Deposits:
Checking accounts	$103,685	188	0.73	$101,009	249	1.00
Money market accounts	181,692	1,253	2.77	191,296	1,670	3.54
Savings accounts	125,020	180	0.58	149,715	233	0.63
Certificates of deposit	386,038	4,067	4.24	403,518	4,542	4.56
Total deposits	796,435	5,688	2.87	845,538	6,694	3.21

Borrowed money:
Other short-term borrowings (4)	17,478	114	2.62	24,895	258	4.20
FHLB debt (5)(6)	137,689	1,947	5.59	179,722	3,175	7.07
Total borrowed money	155,167	2,061	5.25	204,617	3,433	6.71
Total interest-bearing liabilities	951,602	7,749	3.28	1,050,155	10,127	3.91
Non-interest bearing deposits	62,025			59,483
Non-interest bearing liabilities	16,027			15,609
Total liabilities	1,029,654			1,125,247
Stockholders' equity	132,246			131,073
Total liabilities and stockholders' equity	$1,161,900			$1,256,320
Net interest-earning assets	$120,671			$129,221
Net interest income/interest rate spread		$8,565	2.84%		$8,524	2.50%
Net interest margin			3.21%			2.93%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.68%			112.30%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2008 period includes an average of $156.6 million of contractual FHLB borrowings reduced by an average of $1.4 million of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $527,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 5.25% compared to an average contractual rate of 4.09%.

(6)
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

	Three Months Ended March 31, 2008 Compared
	to Three Months Ended March 31, 2007
	Increase (Decrease) Due to
	Rate	Volume	Rate/ Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,151)	$(123)	$10	$(1,264)
Securities	373	(739)	(78)	(444)
Other interest-earning assets	(276)	(475)	122	(629)
Total net change in income on interest- earning assets	(1,054)	(1,337)	54	(2,337)
Interest-bearing liabilities:
Deposits:
Checking accounts	(66)	7	(2)	(61)
Money market accounts	(351)	(84)	18	(417)
Savings accounts	(18)	(38)	3	(53)
Certificates of deposit	(291)	(197)	13	(475)
Total deposits	(726)	(312)	32	(1,006)
Borrowed money:
Other short-term borrowings	(95)	(77)	28	(144)
FHLB debt	(633)	(743)	148	(1,228)
Total borrowed money	(728)	(820)	176	(1,372)
Total net change in expense on interest- bearing liabilities	(1,454)	(1,132)	208	(2,378)
Net change in net interest income	$400	$(205)	$(154)	$41

Analysis of Statements of Income

Net Interest Income.  The Company’s net interest income for the three months ended March 31, 2008 was stable at $8.6 million compared to $8.5 million for the 2007 period.  The net interest margin for the first quarter of 2008 increased 28 basis points to 3.21% from 2.93% for the 2007 period.  Although the decreases since March 31, 2007 in the prime lending rate have negatively impacted the Company’s variable rate earning assets, the Company was able to expand its margin through a decrease in the amount of interest expense related to the amortization of the deferred premium on the early extinguishment of FHLB debt.  In addition, the decreases in the federal funds interest rate had a favorable impact on the cost of the Company’s interest-bearing deposit accounts and its short-term borrowings for the first quarter of 2008.

Interest Income.  The Company’s interest income decreased 12.5% to $16.3 million for first quarter of 2008 from $18.7 million for the comparable 2007 period.  The weighted-average yield on the Company’s interest-earning assets for the 2008 period decreased 29 basis points to 6.12% from 6.41% for the comparable 2007 period.  The decrease was primarily a result of the impact of prime lending rate cuts on adjustable-rate assets combined with a 9.1% decrease in the average balances of interest-earning assets, primarily securities and other interest-earning assets.  The decrease in these assets is a result of (i) the Company utilizing proceeds from security sales and maturities and other interest-earning assets to fund the repayment of maturing FHLB debt and Company stock repurchases and (ii) the managed run-off of single-service, high-rate certificates and a decrease in the balance of savings accounts as depositors sought higher yields in alternative investment products.

Interest Expense.  The Company’s interest expense decreased 23.5% or $2.4 million to $7.7 million for the first quarter of 2008 compared to $10.1 million for the 2007 period.  The decrease was primarily a result of a 9.4% decrease in the average balances of interest-bearing liabilities and a 63 basis point decrease in the Company’s cost of funds.

Interest expense on interest-bearing deposits decreased 15.0% to $5.7 million for the first quarter of 2008 compared to $6.7 million for the 2007 period which was related to the decrease in the federal funds interest rate coupled with a 5.8% decrease in the average balance of interest-bearing deposits.  The average cost of interest-bearing deposits decreased 34 basis points from the 2007 period due to the repricing of money market accounts and certificates of deposit to the lower federal funds interest rates experienced since the third quarter of 2007.

The Company’s cost of borrowings decreased to 5.25% for the first quarter of 2008 compared to 6.71% for the first quarter of 2007.  The decrease was primarily the result of a decrease in the amortization of the deferred premium on the Company’s Federal Home Loan Bank (FHLB) debt that is included in the Company’s total interest expense on borrowings and lower average balances of FHLB debt.  The premium amortization adversely impacted the Company’s net interest margin by 20 basis points and 47 basis points, respectively, for the first quarter of 2008 and the first quarter of 2007.  The Company’s interest expense on borrowings is detailed in the tables below for the periods indicated.

			Change from
	Three Months Ended		March 31, 2007
	March 31,	March 31,	to March 31, 2008
	2008	2007	$	%
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$114	$258	$(144)	(55.8)%
Interest expense on FHLB borrowings at contractual rates	1,420	1,823	(403)	(22.1)
Amortization of deferred premium	527	1,352	(825)	(61.0)
Total interest expense on borrowings	$2,061	$3,433	$(1,372)	(40.0)

The interest expense related to the premium amortization on the early extinguishment of debt continues to have a smaller impact on the Company’s weighted-average cost of interest-bearing liabilities and is expected to be $449,000, $270,000, $206,000 and $72,000 before taxes in the quarters ending June 30, September 30, and December 31, 2008 and March 31, 2009, respectively.

Provision for losses on loans.  The Company’s provision for losses on loans was $742,000 for the three months ended March 31, 2008 compared to $187,000 for the 2007 period which reflects net charge-offs of $421,000, additional impairment reserves of $61,000 and increased general reserves of $260,000.  The increase in provision resulted in an increase in the allowance for losses on loans to total loans to 1.09% at March 31, 2008 from 1.01% at December 31, 2007.  For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Non-interest income.  The Company’s non-interest income for the first quarter of 2008 decreased 3.1% to $2.5 million from $2.6 million for the 2007 period.  The following table identifies the changes in non-interest income for the periods presented:

	Quarters Ended
	March 31, 2008	March 31, 2007	% Change
	(Dollars in thousands)
Service charges and other fees	$1,439	$1,569	(8.3)%
Card-based fees	380	341	11.4
Commission income	58	31	87.1
Subtotal fee based revenues	1,877	1,941	(3.3)
Income from bank-owned life insurance	409	405	1.0
Other income	172	241	(28.6)
Subtotal	2,458	2,587	(5.0)
Security gains (losses), net	69	11	NM
Other asset gains, net	–	11	NM
Total non-interest income	$2,527	$2,609	(3.1)%

The Company’s service charges and other fees decreased from the 2007 period due to lower overdraft fees during the quarter as deposit customers continue to change their behavior patterns related to overdrafts and fees.  Card-based fees increased during the first quarter of 2008 from the comparable 2007 period due to a 7.8% increase in the number of ATM and debit card transactions from the first quarter of 2007.  Other income decreased during the 2008 period primarily due to the absence of gains on the sale of single-family mortgage loans to the secondary market during the first quarter of 2008 because the Company began retaining single-family mortgage loans in its loan portfolio during 2008.

Non-interest expense.  Non-interest expense for the first quarter of 2008 decreased 13.2% to $8.0 million compared to $9.3 million for the 2007 period.  The following table identifies the changes in non-interest expense for the periods presented:

	Quarters Ended
	March 31, 2008	March 31, 2007	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,719	$4,662	(20.2)%
Retirement and stock related compensation	286	337	(15.1)
Medical and life benefits	300	225	33.3
Other employee benefits	31	31	–
Subtotal compensation and employee benefits	4,336	5,255	(17.5)
Net occupancy expense	833	753	10.6
Furniture and equipment expense	551	534	3.2
Data processing	458	563	(18.7)
Professional fees	274	570	(51.9)
Marketing	208	211	(1.2)
Other general and administrative expense	1,385	1,381	0.2
Total non-interest expense	$8,045	$9,267	(13.2)%

Compensation and mandatory benefits expense decreased during the first quarter of 2008 as a result of a decrease in compensation and employee benefits expense including severance costs related to the reduction in the Company’s full-time-equivalent employees from 360 at December 31, 2006 to 297 at March 31, 2008.  In addition, the first quarter of 2007 included non-recurring separation costs of $280,000.  The Company also realized cost savings of $204,000 during the first quarter of 2008 due to its 2007 ESOP loan restructure which was offset by an increase of $210,000 in pension expense during the first quarter of 2008.  Professional fees decreased during the first quarter of 2008 due to the absence of the consulting fees associated with the 2007 implementation of the Company’s customer-centric relationship management program and 2007 legal expenses relating to the Bank’s benefits plan, the reduction in its workforce and new SEC proxy disclosure requirements.

The Company’s efficiency ratio for the first quarter of 2008 improved to 72.5% from 83.2% for the first quarter of 2007 driven primarily by the decrease in non-interest expense.  The Company’s core efficiency ratio improved to 69.7% for the first quarter of 2008 from 74.4% for the 2007 period as a result of lower non-interest expense but was adversely impacted by lower net interest income after adjusting for the amortization of the deferred premium on the early extinguishment of debt when compared to the first quarter of 2007.  The Company’s efficiency and core efficiency ratios for the three months ended March 31, 2008 and 2007 are presented in the following table:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Efficiency Ratio:
Non-interest expense	$8,045	$9,267
Net interest income plus non-interest income	$11,092	$11,133
Efficiency ratio	72.5%	83.2%

Core Efficiency Ratio:
Non-interest expense	$8,045	$9,267

Net interest income plus non-interest income	$11,092	$11,133
Adjustments:
Net realized gains on sales of securities available-for-sale	(69)	(11)
Net realized gains on sales of other assets	–	(11)
Amortization of deferred premium on the early extinguishment of debt	527	1,352
Net interest income plus non-interest income – as adjusted	$11,550	$12,463
Core efficiency ratio	69.7%	74.4%

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

Income Tax Expense.  The Company’s income tax expense totaled $526,000 for the first quarter of 2008 compared to $366,000 for the comparable 2007 period reflecting an increase in the effective tax rate to 22.8% for the first quarter of 2008 from 21.8% for the comparable 2007 period.  The increase in the effective tax rate was primarily due to the realization of lower tax credits during the first quarter of 2008 when compared to 2007.  Permanent tax differences, primarily related to the Company’s investment in bank-owned life insurance, and the application of available tax credits continue to have a favorable impact on income tax expense.

Changes in Financial Condition

Securities. The Company manages its securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines and to meet pledging and liquidity requirements.

The Company adjusts the size and composition of its securities portfolio according to a number of factors including expected loan growth, the interest rate environment, spread relationships and projected liquidity.  The amortized cost of the Company’s securities available-for-sale and their fair values were as follows at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At March 31, 2008:
Government sponsored entity (GSE) securities	$119,629	$4,797	$–	$124,426
Mortgage-backed securities	16,741	84	(52)	16,773
Collateralized mortgage obligations	75,015	993	(277)	75,731
Trust preferred securities	28,018	289	(827)	27,480
Equity securities	3,344	60	(434)	2,970
	$242,747	$6,223	$(1,590)	$247,380

At December 31, 2007:
Government sponsored entity (GSE) securities	$140,301	$2,859	$(14)	$143,146
Mortgage-backed securities	12,587	15	(39)	12,563
Collateralized mortgage obligations	56,672	525	(17)	57,180
Trust preferred securities	8,900	–	–	8,900
Equity securities	3,344	5	(544)	2,805
	$221,804	$3,404	$(614)	$224,594

During the first quarter of 2008, the Company sold approximately $2.0 million of available-for-sale securities realizing $69,000 in net gains on the sales.  As a result of opportunities created by market imbalances associated with fears surrounding securities with mortgage related collateral or tied to the mortgage industry, the Company purchased $3.1 million of agency collateralized mortgage obligations; $6.9 million of agency mortgage backed securities; $4.6 million of AAA-rated senior tranches of collateralized mortgage obligations; $9.7 million of seasoned, senior, AAA-rated commercial mortgage backed securities; and $21.1 million in deeply discounted, AAA-rated, super-senior trust preferred securities pools during the first quarter of 2008.

At March 31, 2008 and December 31, 2007, the Company also had held-to-maturity securities with an amortized cost of $3.9 million invested in state and municipal securities.  The securities had $93,000 and $38,000, respectively, in gross unrecognized holding gains at March 31, 2008 and December 31, 2007.

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

At March 31, 2008, all securities available-for-sale with a loss position were, in management’s belief, attributable to a lack of market liquidity.  Management does not believe any of these securities are other-than-temporarily impaired.  At March 31, 2008, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans.  Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$326,850	42.7%	$328,427	41.4%	(0.5)%
Construction and land development	117,686	15.4	128,584	16.2	(8.5)
Commercial and industrial	50,947	6.6	60,398	7.6	(15.6)
Total commercial and construction loans	495,483	64.7	517,409	65.2	(4.2)

Retail loans:
One-to-four family residential	207,603	27.1	212,598	26.8	(2.3)
Home equity lines of credit	59,661	7.8	60,326	7.6	(1.1)
Other	2,729	0.4	2,803	0.4	(2.6)
Total retail loans	269,993	35.3	275,727	34.8	(2.1)

Total loans receivable, net of unearned fees	$765,476	100.0%	$793,136	100.0%	(3.5)%

At March 31, 2008, the Company’s net loan portfolio included $181.5 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and another $299.0 million of variable-rate loans tied to other indices.

The Company’s total loans decreased $27.7 million, or 3.5%, to $765.5 million at March 31, 2008 from $793.1 million at December 31, 2007.  The Company continues to reduce its exposure in the commercial real estate and commercial and construction segments of its portfolio as it shifts its emphasis to commercial and industrial loans.  The commercial and construction loan portfolio decreased $21.9 million, or 4.2%, primarily as a result of loan repayments totaling $73.7 million partially offset by loan fundings and purchases totaling $52.8 million.  The Company’s commercial and industrial loan portfolio was negatively impacted by the early paydown of $15.6 million of loans to local municipalities.  Excluding these paydowns, the Company’s commercial and industrial loans increased 10.1% from December 31, 2007.

As the Company continues to diversify its credit risk it may, as appropriate, develop exit strategies for certain of its loans, primarily commercial real estate, construction and land development loans and purchased participations.  While the focus on risk tolerance may reduce its total loans outstanding in the short-term, it will also reduce its risk related to larger commercial real estate properties.

Allowance for Losses on Loans.  The Company maintains the allowance for losses on loans at a level that management believes is sufficient to absorb credit losses inherent in the loan portfolio.  The allowance for losses on loans represents management’s estimate of inherent losses existing in the loan portfolio that are both probable and reasonable to estimate at each balance sheet date and is based on its review of available and relevant information.  Management believes that at March 31, 2008 the allowance for losses on loans was adequate.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$8,026	$11,184
Loans charged-off	(458)	(120)
Recoveries of loans previously charged-off	37	149
Net loan (charge-offs) recoveries	(421)	29
Provision for losses on loans	742	187
Balance at end of period	$8,347	$11,400

	March 31, 2008	December 31, 2007	March 31, 2007
Allowance for losses on loans	$8,347	$8,026	$11,400
Total loans receivable, net of unearned fees	765,476	793,136	804,242
Allowance for losses on loans to total loans	1.09%	1.01%	1.42%
Allowance for losses on loans to non-performing loans	27.59	27.11	41.40

    The following table identifies the Company’s impaired loans and non-accrual loans as of the dates presented.  See the “Non-performing Assets” section for the detailed classification of the Company’s total non-accrual loans.  During the first quarter of 2008, the Company identified one commercial real estate loan totaling $1.2 million as impaired with a required impairment reserve of $61,000.  There have been no other significant changes to the Company’s impaired loans since December 31, 2007.

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$11,362	$10,190
With no valuation reserve required	13,967	14,441
Total impaired loans	25,329	24,631
Other non-accrual loans	4,930	4,969
Total non-accrual loans	$30,259	$29,600
Valuation reserve relating to impaired loans	$1,263	$1,202
Average impaired loans	24,869	20,675

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

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$9,805	$9,605
Construction and land development	16,533	16,240
Commercial and industrial	276	281
Total commercial and construction loans	26,614	26,126

Retail loans:
One-to-four family residential	2,836	2,706
Home equity lines of credit	770	749
Other	39	19
Total retail loans	3,645	3,474
Total non-accruing loans	30,259	29,600
Other real estate owned, net	1,038	1,162
Total non-performing assets	31,297	30,762
90 days past due and still accruing interest	–	–
Total non-performing assets plus 90 days past due loans still accruing interest	$31,297	$30,762
Non-performing assets to total assets	2.62%	2.67%
Non-performing loans to total loans	3.95%	3.73%

During the first quarter of 2008 the Company’s non-performing loans increased $659,000 to $30.3 million from December 31, 2007 primarily as the result of a $293,000 increase in construction and land development loans due to the transfer of a $767,000 loan to non-accrual status.  Partially offsetting the transfer were payments totaling $372,000 on a non-accrual construction and land development loan.  There were no other significant changes to the Company’s non-performing assets during the first quarter of 2008.  Subsequent to the first quarter of 2008, the Company received a $368,000 principal payment on the above mentioned construction and land development loan transferred to non-accrual.

Potential Problem Assets.  The Company’s potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to the Company’s internal loan grading system that do not meet the definition of a non-performing loan, totaled $3.3 million at March 31, 2008 and $4.4 million at December 31, 2007.  The decrease from December 31, 2007 was a result of the Company identifying one commercial real estate loan totaling $1.1 million as impaired as previously discussed.

Deposits and Borrowed Money.  The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered by the Bank at the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$60,890	6.9%	$62,306	7.2%	(2.3)%
Interest-bearing	112,112	12.7	107,467	12.5	4.3
Money market accounts	203,043	23.1	171,470	19.9	18.4
Savings accounts	124,588	14.2	127,297	14.7	(2.1)
Core deposits	500,633	56.9	468,540	54.3	6.9
Certificates of deposit:
Less than $100,000	256,615	29.2	263,134	30.5	(2.5)
$100,000 or greater	122,295	13.9	131,598	15.2	(7.1)
Time deposits	378,910	43.1	394,732	45.7	(4.0)
Total deposits	$879,543	100.0%	$863,272	100.0%	1.9

The Company’s total deposits increased 1.9% to $879.5 million at March 31, 2008 from $863.3 million at December 31, 2007.  Total core deposits increased $32.1 million from December 31, 2007 as a result of a $31.6 million increase in money market accounts, primarily with municipalities and other public entities, and a $4.6 million increase in interest bearing deposits.  The increase in core deposits was offset by a $15.8 million decrease in certificates of deposit due to the managed run-off of maturing higher-rate certificates.

The Company offers specific deposit agreements to local municipalities and other public entities.  The following table identifies the dollar amount of municipal deposits in each deposit category for the dates indicated.

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$436	0.5%	$1,028	1.6%	(57.6)%
Interest-bearing	17,651	20.6	13,022	20.9	33.5
Money market accounts	53,824	62.6	31,610	50.6	70.3
Core deposits	71,911	83.7	45,660	73.1	57.5
Certificates of deposit	14,016	16.3	16,803	26.9	(16.6)
Total municipal deposits	$85,927	100.0%	$62,463	100.0%	37.6%

In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in a pool of multiple securities owned by the Bank.  The swept funds are not recorded as deposits by the Bank and instead are classified as other short-term borrowings which provide a lower-cost funding alternative for the Company as compared to FHLB advances.  At March 31, 2008, the Company had $36.4 million in Repo Sweeps of which $28.5 million were Repo Sweeps with municipalities and other public entities.  The Repo Sweeps are included in the below table and are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings.  The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

The Company’s borrowed money consisted of the following at the dates indicated:

	March 31, 2008		December 31, 2007
	Weighted Average Contractual Rate	Amount	Weighted Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	1.80%	$36,365	3.42%	$18,014
Overnight federal funds purchased	–	–	4.50%	6,000
Secured advances from FHLB – Indianapolis:
Maturing in 2008 – fixed-rate	3.89	72,000	3.89	72,000
Maturing in 2009 – fixed-rate	3.99	30,000	3.99	30,000
Maturing in 2011 – fixed-rate	3.75	15,000	–	–
Maturing in 2014 – fixed-rate (1)	6.71	1,169	6.71	1,169
Maturing in 2018 – fixed-rate (1)	5.54	2,707	5.54	2,707
Maturing in 2019 – fixed-rate (1)	6.31	7,154	6.31	7,196
		128,030		113,072
Less: deferred premium on early extinguishment of debt		(1,100)		(1,627)
Net FHLB – Indianapolis advances		126,930		111,445
Total borrowed money		$163,295		$135,459
Weighted-average contractual interest rate	3.59%		4.06%

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

Early in the first quarter of 2008, the Company took advantage of a steeper yield curve and market imbalances by borrowing $30.0 million of FHLB debt and investing in higher yielding securities.  The Company also repaid $15.0 million of FHLB debt maturing during the first quarter of 2008.

At March 31, 2008, the Company had two lines of credit with a maximum of $40.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing.  At March 31, 2008, the Bank had no borrowings under these lines.  During the first quarter of 2008, these lines were used for liquidity purposes.  The maximum amount borrowed pursuant to these lines was $7.5 million and the weighted-average rate paid during the first quarter of 2008 was 3.55%.

At March 31, 2008, the Company also had a $5.0 million revolving line of credit.  Each borrowing under the line of credit carries an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate, at the Company’s option.  The line of credit was obtained by the Company and is secured by all of the stock of the Bank held by the Company.  The Company has not borrowed any funds under this line of credit.  The line of credit matures on March 21, 2009.

Capital Resources.  The Company’s stockholders’ equity at March 31, 2008 was $131.8 million compared to $130.4 million at December 31, 2007.  The increase was primarily due to:

•	net income of $1.8 million;
•     an increase in accumulated other comprehensive income of $1.2 million; and
•     proceeds from stock option exercises totaling $609,000.

The following decreases in stockholders’ equity during the first quarter of 2008 partially offset the aforementioned increases:

•	repurchases of shares of the Company’s common stock during 2008 totaling $1.1 million; and
•	cash dividends declared during 2008 totaling $1.3 million.

During the first quarter of 2008, the Company repurchased 73,595 shares of its common stock at an average price of $14.34 per share pursuant to the repurchase plan approved in February 2007.  At March 31, 2008, the Company had 53,130 shares remaining to be repurchased under this plan.  The Company previously announced in March 2008 the approval to repurchase an additional 530,000 shares of its outstanding common stock.  Since its initial public offering, the Company has repurchased an aggregate of 13,919,642 shares of its common stock at an average price of $12.21 per share.  For additional information, see “Part II. Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.”

At March 31, 2008, the Bank was deemed to be well capitalized and in excess of regulatory requirements set by the Office of Thrift Supervision (OTS).  The current requirements and the Bank's actual levels at March 31, 2008 and at December 31, 2007 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2008:
Total capital to risk-weighted assets	$128,199	14.06%	$72,953	>8.00%	$91,191	>10.00%
Tier 1 (core) capital to risk-weighted assets	119,879	13.15	36,476	>4.00	45,596	>5.00
Tier 1 (core) capital to adjusted total assets	119,879	10.11	47,445	>4.00	59,307	>5.00
Tangible capital to adjusted total assets	119,879	10.11	17,792	>1.50	23,723	>2.00

As of December 31, 2007:
Total capital to risk-weighted assets	$128,225	13.93%	$73,661	>8.00%	$92,077	>10.00%
Tier 1 (core) capital to risk-weighted assets	120,227	13.06	36,831	>4.00	55,246	>5.00
Tier 1 (core) capital to adjusted total assets	120,227	10.50	45,782	>4.00	57,227	>5.00
Tangible capital to adjusted total assets	120,227	10.50	17,168	>1.50	22,891	>2.00

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

At March 31, 2008, the Company had cash and cash equivalents of $87.3 million which was an increase from $38.9 million at December 31, 2007.  The increase was mainly the result of:

•	proceeds from sales, maturities and paydowns of securities aggregating $28.0 million;
•	net repayments of loans totaling $27.3 million;
•	increases in the balance of deposit accounts totaling $16.2 million;
•	net proceeds from FHLB debt totaling $15.0 million; and
•	increases in short-term borrowings totaling $12.5 million.

The above cash outflows were partially offset by purchases of available-for-sale securities totaling $48.6 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio.  The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  CFS Bancorp, Inc. also has $5.0 million of available liquidity under a line of credit.  Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  On a parent company-only basis, during 2008, the Company received $1.8 million in dividends from the Bank.  At March 31, 2008, the parent company had $3.2 million in cash and cash equivalents and $137,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of March 31, 2008:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$72,274	$45,608	$697	$9,451	$128,030
Short term borrowings (2)	36,365	–	–	–	36,365
Operating leases	549	440	111	–	1,100
Dividends payable on common stock	1,298	–	–	–	1,298
	$110,486	$46,048	$808	$9,451	$166,793

(1)	Does not include interest expense at the weighted-average contractual rate of 4.09% for the periods presented.
(2)	Does not include interest expense at the weighted-average contractual rate of 1.80% for the periods presented.

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

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less.  These deposits total $304.4 million at March 31, 2008.  Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

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

The following table details the amounts and expected maturities of significant commitments at March 31, 2008:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$12,570	$2,202	$2,255	$78	$17,105
Retail	4,267	–	–	–	4,267
Commitments to fund unused construction loans	16,112	19,996	473	742	37,323
Commitments to fund unused lines of credit:
Commercial	21,584	7,923	–	247	29,754
Retail	11,880	10	250	51,939	64,079
Letters of credit	5,388	459	699	–	6,546
Credit enhancements	8,487	22,380	–	–	30,867
	$80,288	$52,970	$3,677	$53,006	$189,941

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  All commitments to extend credit or to purchase loans expire within the following year.  Letters of credit expire at various times through 2012.  Credit enhancements expire at various times through 2010.

The Company also has commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act.  These commitments include $793,000 to be funded over six years.  The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.  These commitments are not included in the commitment table above.

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

The following table presents, as of December 31, 2007 and 2006, an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.  Information as of March 31, 2008 was not available prior to the filing of this Form 10-Q.

	Net Portfolio Value
	At December 31, 2007			At December 31, 2006
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$148,908	$(18,532)	(11.1)%	$145,688	$(32,565)	(18.3)%
+200	158,403	(9,037)	(5.4)	157,889	(20,364)	(11.4)
+100	166,898	(542)	(0.3)	168,493	(9,760)	(5.5)
0	167,440	–	–	178,253	–	–
-100	178,059	10,619	6.3	185,481	7,228	4.1
-200	180,955	13,515	8.1	192,248	13,995	7.9

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

	Percentage of Deposits Maturing In First Year
	March 31, 2008	December 31, 2007
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at March 31, 2008 and December 31, 2007, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	March 31, 2008	December 31, 2007
Assumed Change in Interest Rates (Basis Points):
+300	1.9%	(0.8)%
+200	1.8	–
+100	1.0	0.3
-100	(1.5)	(1.3)
-200	(2.8)	(4.3)

The earnings at risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment.  The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to increase 1.9% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 2.8% in year one.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies.  The Bank currently plans on continuing to reduce its exposure to falling interest rates by lengthening the duration of its securities portfolio increasing its core deposit balances and replacing fixed-rate borrowings with variable-rate borrowings.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At March 31, 2008, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.          Controls and Procedures

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2008 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

Information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements,” of Part 1 – Item 2 of this Form 10-Q and in Part 1 - Item 1A of the Company’s  Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)           Not applicable.

(c)           The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the indicated periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2008	–	$–	–	126,725
February 1-29, 2008	60,400	14.36	60,400	66,325
March 1-31, 2008	13,195	14.27	13,195	53,130
Total	73,595	14.34	73,595	53,130

(1)
The Company publicly announced on February 27, 2007 a repurchase program for 600,000 shares.  Prior to January 1, 2008, 473,275 shares had been repurchased under that program.  A total of 73,595 shares were repurchased under this program during the first quarter of 2008.  On March 20, 2008, the Company publicly announced a new share repurchase plan for an additional 530,000 shares.  The Company did not repurchase any shares during April 2008 under either program.

Item 3.           Defaults Upon Senior Securities

(a)           None.

(b)           Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)           Not applicable.

(b)           Not applicable.

(c)           Not applicable.

(d)           Not applicable.

Item 5.           Other Information

CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan

On April 29, 2008, the shareholders of CFS Bancorp, Inc. (Company) approved at the Annual Meeting the CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) which had been approved by the Company’s Board of Directors on March 17, 2008.  In connection with the approval of the Equity Incentive Plan, the Board of Directors froze the CFS Bancorp, Inc. 2003 Stock Option Plan and the CFS Bancorp, Inc. 1998 Recognition and Retention Plan such that no new awards will be made under either of those plans.

The Equity Incentive Plan authorizes the issuance of 270,000 shares of common stock of the Company.  In addition, the 32,000 shares that were not issued under the 2003 Stock Option Plan plus any shares subject to outstanding stock options under the 2003 Stock Option Plan that lapse or are unexercised at the end of the option term will be available for any type of stock-based awards in the future under the Equity Incentive Plan.  Since January 1, 2008, there were a total of 22,000 stock options that were forfeited under the 2003 Stock Option Plan and these shares are eligible for awards under the Equity Incentive Plan.

Participants in the Equity Incentive Plan will be officers, key employees and non-employee directors of the Company or any of its affiliates as determined by the Compensation Committee of the Board of Directors.  The Equity Incentive Plan permits grants of non-qualified stock options, incentive stock options, restricted stock, three types of stock appreciation rights, performance units and performance shares.  No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year.

Awards under the Equity Incentive Plan may be subject to the achievement of performance goals based on specific business criteria set forth in the Equity Incentive Plan.  If the performance goals are achieved, then continued service with the Company or one of its affiliates also will generally be required before the award becomes fully vested.  Awards that are not subject to the achievement of performance goals will require continued service with the Company or one of its affiliates for a period of years prior to full vesting of the award.  The Compensation Committee will determine whether an award will be subject to the achievement of performance goals and, if so, which performance goals must be achieved.  For further details about the Equity Incentive Plan and for a copy of the complete Equity Incentive Plan, see the Company’s Proxy Statement dated and filed with the Securities Exchange Commission on March 17, 2008.

On May 1, 2008, the Compensation Committee of the Board of Directors granted awards under the Equity Incentive Plan to the Company’s named executive officers as identified in its Proxy Statement who are currently employed by the Company and to its newly appointed President as set forth in the following table.  The performance-based awards are subject to the achievement of “core” diluted earnings per share targets of the Company for the year ended December 31, 2008.

Name	Maximum Number of Performance-Based Shares	Number of Service-Based Shares
Thomas F. Prisby	11,577	11,100
Daryl D. Pomranke (1)	5,863	6,600
Charles V. Cole	4,620	3,000
Gregg L. Holley	1,500	—
Jeffrey C. Stur	2,846	1,200

(1)  Daryl D. Pomranke was appointed President of the Company by its Board of Directors on April 21, 2008.

2008 Cash Incentive Compensation Program

On April 29, 2008, the Compensation Committee of the Board of Directors approved a Cash Incentive Compensation Program (Cash Incentive Program) for officers and key employees including the Company’s named executive officers and President.  The Cash Incentive Program provides for an opportunity of a cash bonus based on the actual performance of the Company or the individual.

The performance targets for Mr. Prisby, Mr. Pomranke and Mr. Cole are 30%, 27.5% and 25%, respectively, of each executive’s average base compensation and are based on the Company’s “core” diluted earnings per share for the year ended December 31, 2008.  Mr. Holley’s performance targets are based on 10% of his average base compensation and are comprised of two components and assigned a weighted percentage:  “core” diluted earnings per share as described above (50%) and business unit performance objectives (50%).  Mr. Stur’s performance targets are based on 15% of his average base compensation and are comprised of two components and assigned a weighted percentage:  “core” diluted earnings per share as described above (50%) and a combination of business unit and individual performance objectives (50%).

Bonuses under the Cash Incentive Program are expected to be paid in February 2009.  If the performance targets are achieved, a person will be entitled to receive a bonus only if he or she is employed by the Company or one of its affiliates on the bonus payment date.

The table below identifies the potential future payouts to the Company’s named executive officers and President under the Cash Incentive Program assuming the performance targets are achieved:

Name	Threshold	Target	Maximum
Thomas F. Prisby	—	$115,769	$173,653
Daryl D. Pomranke (1)	—	58,629	87,944
Charles V. Cole	—	46,200	69,299
Gregg L. Holley	—	15,000	22,500
Jeffrey C. Stur	—	21,348	32,022

(1)  Daryl D. Pomranke was appointed President of the Company by its Board of Directors on April 21, 2008.

Employment Agreements

On May 1, 2008, the Company and Citizens Financial Bank (Bank and collectively Employers) entered into new employment agreements with each of Messrs. Thomas F. Prisby, Daryl D. Pomranke and Charles V. Cole (collectively Executives).  These agreements superseded any existing employment agreements between the Executives and the Employers.

Under the new agreements, the Employers agreed to employ Mr. Prisby, Mr. Pomranke and Mr. Cole for a term of 36, 24 and 18 months, respectively, each in their current respective positions. Under the agreements, Mr. Prisby, Mr. Pomranke and Mr. Cole are entitled to a minimum base salary of $391,000, $220,000 and $186,000, respectively, which may be increased from time to time as determined by the Boards of Directors of the Employers.  In addition, the Executives are entitled to receive bonus payments as determined by the Boards of Directors of the Employers.  The Executives are also entitled to participate in and receive benefits from the Employers’ employee benefit plans.

The employment agreements are reviewed annually by the Employers’ respective Boards of

Directors. The initial term of each Executive’s employment agreement with the Company is extended daily for a successive additional one-day period unless the Company provides notice not less than 60 days prior to such date of its intention not to extend the employment term. The initial term of each Executive’s existing agreement with the Bank is for the specified term in each agreement.  Mr. Prisby’s employment agreement may be periodically extended by the Bank.  The existing agreements for Messrs. Pomranke and Cole will be automatically extended for the period of time stated in the respective employment agreement provided that neither the Bank nor the Executive has provided notice to the other that the term will not be extended further.

Each of the employment agreements is terminable with or without cause by the Employers. The Executives have no right to compensation, severance payments or other benefits (except as set forth below) pursuant to the employment agreements for any period (i) after termination of employment by the Executive without good reason or termination by the Employers for cause or disability, (ii) following the expiration of the term of the agreement if the Employers determine not to further extend the agreement, or (iii) following the Executive’s retirement or death, the Executive (other than in the event of his death) and his spouse are entitled, at the Employer’s cost, to continued life and medical insurance coverage for the remaining term of the employment agreement.

In the event that (i) the Employers terminate the employment of an Executive without cause (ii) the Executive terminates his employment because of the Employers’ material breach of the employment agreement without cure by the Employers, or (iii) the employment agreement is terminated by the Executive for good reason following a change in control of the Employers, the Executive will be entitled to a cash severance amount and continued participation in the Employers’ group life, health, accident and disability insurance and other welfare benefit plans for a limited time following termination of employment.  The cash severance amounts payable to Mr. Prisby, Mr. Pomranke and Mr. Cole would be equal to 300%, 200% and 150%, respectively, of their average annual compensation, as defined in each employment agreement.

The employment agreements with the Company also provide that in the event any of the payments to be made thereunder upon a termination of employment following a change in control are deemed to constitute “excess parachute payments” within the meaning of Section 280G of the Internal Revenue Code, as amended (Code), and such payments will cause the Executive to incur an excise tax under the Code, the Company shall pay the Executive an amount such that after the payment of all federal, state, and local income taxes and any additional excise tax, the Executive will be fully reimbursed for the amount of such excise tax.

During the employment of each of the Executives and for a period of time as specified in each employment agreement, the employment agreements prohibit the Executives from competing against the Employers and from soliciting any customers or employees of the Employers to leave the Employers.

For a complete copy of each employment agreement, please refer to the employment agreements included as Exhibits 10.1, 10.2, 10.6, 10.7, 10.13 and 10.14 to this Form 10-Q.

Item 6.           Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Certificate of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (4)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (4)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (5)
10.6*	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole
10.7*	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (6)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (7)
10.10*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Zoran Koricanac (7)
10.11*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Thomas L. Darovic (8)
10.12*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (9)
10.13*	Employment Agreement entered into between Citizens Financial Bank and Daryl D. Pomranke
10.14*	Employment Agreement entered into between CFS Bancorp, Inc. and Daryl D. Pomranke
10.15*	CFS Bancorp, Inc. 2008 Cash Incentive Compensation Program
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by Reference from the Company's Definitive Proxy Statement from the Annual Meeting of Stockholders filed with the SEC on March 25, 2005.
(2)	Incorporated by Reference from the Company’s Form 8-K filed on October 25, 2007.
(3)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(4)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 23, 2001.
(5)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 31, 2003.
(6)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(7)	Incorporated by Reference from the Company’s Form 8-K filed on November 16, 2007.
(8)	Incorporated by Reference from the Company’s Form 8-K filed on January 3, 2008.

(9)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual
                Meeting of Stockholders files with the SEC on March 17, 2008.
*          Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: May 5, 2008	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: May 5, 2008	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer