Form 10-Q
period 2008-07-30
CFS BANCORP INC
filed 2008-08-01
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number: 0-24611

CFS Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-2042093
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

707 Ridge Road, Munster, Indiana	46321
(Address of principal executive offices)	(Zip code)

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
YES ☑                      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The Registrant had 10,668,158 shares of Common Stock issued and outstanding as of July 31, 2008.

CFS BANCORP, INC.

                                            Exhibit 31.1
                                 Exhibit 31.2
                                 Exhibit 32.0

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$15,824	$25,825
Interest-bearing deposits	4,527	9,744
Federal funds sold	492	3,340
Cash and cash equivalents	20,843	38,909
Securities available-for-sale, at fair value	261,985	224,594
Securities held-to-maturity, at cost	3,500	3,940
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	726,858	793,136
Allowance for losses on loans	(10,403)	(8,026)
Net loans	716,455	785,110
Interest receivable	4,660	5,505
Other real estate owned	1,072	1,162
Office properties and equipment	19,822	19,326
Investment in bank-owned life insurance	36,090	36,475
Other assets	13,200	10,079
Goodwill and intangible assets	1,202	1,234
Total assets	$1,102,773	$1,150,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$848,439	$863,272
Borrowed money	113,129	135,459
Advance payments by borrowers for taxes and insurance	5,763	3,341
Other liabilities	10,666	17,792
Total liabilities	977,997	1,019,864
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	–	–
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,668,489 and 10,705,510 shares outstanding	234	234
Additional paid-in capital	190,093	191,162
Retained earnings	93,994	97,029
Treasury stock, at cost; 12,625,785 and 12,583,856 shares	(155,843)	(154,895)
Treasury stock held in Rabbi Trust, at cost; 129,032 and 133,940 shares	(1,705)	(1,766)
Unallocated common stock held by Employee Stock Ownership Plan	(2,970)	(3,126)
Accumulated other comprehensive income, net of tax	973	1,776
Total stockholders’ equity	124,776	130,414
Total liabilities and stockholders’ equity	$1,102,773	$1,150,278

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$11,296	$14,404	$24,084	$28,456
Securities	3,172	3,475	6,251	6,998
Other	564	605	1,011	1,681
Total interest income	15,032	18,484	31,346	37,135
Interest expense:
Deposits	4,554	6,619	10,242	13,313
Borrowed money	1,781	3,227	3,842	6,660
Total interest expense	6,335	9,846	14,084	19,973
Net interest income	8,697	8,638	17,262	17,162
Provision for losses on loans	7,172	126	7,914	313
Net interest income after provision for losses on loans	1,525	8,512	9,348	16,849
Non-interest income:
Service charges and other fees	1,465	1,670	2,904	3,239
Card-based fees	415	380	795	722
Commission income	135	36	193	67
Security gains (losses), net	(582)	(1)	(513)	10
Other asset gains (losses), net	(3)	(1)	(3)	10
Income from bank-owned life insurance	371	403	780	808
Other income	149	206	321	446
Total non-interest income	1,950	2,693	4,477	5,302
Non-interest expense:
Compensation and employee benefits	4,179	4,407	8,515	9,662
Net occupancy expense	708	694	1,541	1,447
Furniture and equipment expense	543	566	1,094	1,100
Data processing	484	566	942	1,129
Professional fees	212	390	486	960
Marketing	178	190	386	401
Amortization of core deposit intangibles	17	17	33	33
Other general and administrative expenses	1,363	1,239	2,732	2,604
Total non-interest expense	7,684	8,069	15,729	17,336
Income (loss) before income taxes	(4,209)	3,136	(1,904)	4,815
Income tax expense (benefit)	(1,914)	855	(1,388)	1,221
Net income (loss)	$(2,295)	$2,281	$(516)	$3,594

Per share data:
Basic earnings (loss) per share	$(0.22)	$0.22	$(0.05)	$0.34
Diluted earnings (loss) per share	(0.22)	0.21	(0.05)	0.33
Cash dividends declared per share	0.12	0.12	0.24	0.24
Weighted-average shares outstanding	10,290,965	10,591,194	10,339,129	10,658,477
Weighted-average diluted shares outstanding	10,553,634	10,903,740	10,605,830	10,969,991

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2007	$234	$190,825	$94,344	$(149,735)	$(3,564)	$(298)	$131,806
Net income	–	–	3,594	–	–	–	3,594
Comprehensive income: Change in unrealized appreciation on available-for sale securities, net of reclassification and tax						(610)	(610)
Total comprehensive income							2,984
Purchase of treasury stock	–	–	–	(6,493)	–	–	(6,493)
Net purchases of Rabbi Trust shares	–	–	–	(45)	–	–	(45)
Shares earned under ESOP	–	135	–	–	282	–	417
Amortization of restricted stock awards	–	48	–	–	–	–	48
Cumulative effect of change in accunting principle upon the adoption of FIN 48	–	–	240	–	–	–	240
Exercise of stock options	–	(157)	–	1,849	–	–	1,692
Tax benefit related to stock options exercised	–	203	–	–	–	–	203
Dividends declared on common stock ($0.24 per share)	–	–	(2,562)	–	–	–	(2,562)
Balance at June 30, 2007	$234	$191,054	$95,616	$(154,424)	$(3,282)	$(908)	$128,290

Balance at January 1, 2008	$234	$191,162	$97,029	$(156,661)	$(3,126)	$1,776	$130,414
Net loss	–	–	(516)	–	–	–	1,779
Comprehensive loss: Change in unrealized appreciation on available-for sale securities, net of reclassification and tax						(803)	(803)
Total comprehensive loss							(1,319)
Purchase of treasury stock	–	–	–	(2,997)	–	–	(2,997)
Net purchases of Rabbi Trust shares	–	–	–	61	–	–	61
Shares earned under ESOP	–	65	–	–	156	–	221
Amortization of award under RRP	–	38	–	–	–	–	38
Forfeiture of RRP award	–	10	–	(10)	–	–	–
Unearned compensation restricted stock awards	–	(1,429)	–	1,429	–	–	–
Exercise of stock options	–	201	–	630	–	–	831
Tax benefit related to stock options exercised	–	46	–	–	–	–	46
Dividends declared on common stock ($0.24 per share)	–	–	(2,519)	–	–	–	(2,519)
Balance at June 30, 2008	$234	$190,093	$93,994	$(157,548)	$(2,970)	$973	$124,776

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
	Six Months Ended June 30,
	2008	2007
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(516)	$3,594
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on loans	7,914	313
Depreciation and amortization	852	834
Premium amortization on the early extinguishment of debt	976	2,628
Net premium amortization on securities available-for-sale	(575)	(327)
Deferred income tax (benefit) expense	(1,567)	1,307
Tax benefit from exercises of non-qualified stock options	(46)	(203)
Amortization of cost of stock benefit plans	259	465
Proceeds from sale of loans held-for-sale	45	4,309
Origination of loans held-for-sale	–	(5,849)
Securities (gains) losses, net	513	(10)
Other asset (gains) losses, net	3	(10)
Net increase in cash surrender value of bank-owned life insurance	(780)	(808)
Increase in other assets	(446)	(1,190)
(Decrease) increase in other liabilities	(6,836)	1,476
Net cash (used for) provided by operating activities	(204)	6,529
INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	1,992	20,341
Proceeds from maturities and paydowns	43,770	48,438
Purchases	(84,311)	(40,919)
Securities, held-to-maturity:
Proceeds from maturities and paydowns	440	–
Net loan fundings and principal payments received	60,766	(6,185)
Proceeds from sales of loans and loan participations	–	414
Proceeds from sale of real estate owned	74	442
Proceeds from bank-owned life insurance	1,165	1,032
Purchases of property and equipment	(1,316)	(2,013)
Net cash provided by investing activities	22,580	21,550
FINANCING ACTIVITIES
Proceeds from exercise of stock options	831	1,692
Tax benefit from exercises of non-qualified stock options	46	203
Dividends paid on common stock	(2,600)	(2,689)
Purchase of treasury stock	(2,997)	(6,493)
Net disposition (purchase) of Rabbi Trust shares	61	(45)
Net decrease in deposit accounts	(14,899)	(19,361)
Net increase in advance payments by borrowers for taxes and insurance	2,422	2,425
Increase in short-term borrowings	1,770	1,120
Proceeds from Federal Home Loan Bank debt	60,000	7,000
Repayments of Federal Home Loan Bank debt	(85,076)	(42,071)
Net cash flows used for financing activities	(40,442)	(58,219)
Decrease in cash and cash equivalents	(18,066)	(30,140)
Cash and cash equivalents at beginning of period	38,909	67,167
Cash and cash equivalents at end of period	$20,843	$37,027

Supplemental disclosures:
Loans transferred to real estate owned	$121	$741
Cash paid for interest on deposits	10,224	13,304
Cash paid for interest on borrowings	2,922	4,113
Cash paid for taxes	800	300

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of June 30, 2008 and for the six months ended June 30, 2008 and June 30, 2007 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results expected for the full year ending December 31, 2008.  The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles.  The June 30, 2008 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.  The condensed consolidated statement of condition of the Company as of December 31, 2007 has been derived from the audited consolidated statement of condition as of that date.

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

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157) which defines and establishes a framework for measuring fair value, when required or elected, and expands fair value disclosure requirements.  At the same time, the Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159) which permits the election of the fair value measurement method for certain financial assets and liabilities.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, but not the valuation techniques themselves.  The fair value hierarchy is designed to indicate the relative reliability of the fair value measure.  The highest priority is given to quoted prices in active markets and the lowest to unobservable data such as the Company’s internal information.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  There are three levels of inputs into the fair value hierarchy (Level 1 being the highest priority and Level 3 being the lowest priority):

Level 1 – Unadjusted quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

Level 3 – Instruments whose significant value drivers or assumptions are unobservable and that are significant to the fair value of the assets or liabilities.

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the second quarter of 2008.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale	$261,985	$–	$261,985	$–

Securities available-for-sale are measured at fair value on a recurring basis.  These securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs.  The pricing provider utilizes evaluated pricing models that vary based on asset class.  These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.   Changes in the fair market value of the Company’s securities available-for-sale are recorded in other comprehensive income.

The following table sets for the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the three and six months ended June 30, 2008.

	Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$18,032	$–	$–	$18,032

Fair value measurements for impaired loans are performed pursuant to SFAS 114 and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the second quarter of 2008.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flow generated from the property and other economic factors.  The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $6.9 million for the three and six months ended June 30, 2008.  This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as an adjustment component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in current earnings.

The adoption of SFAS 159 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) at specified election dates.  An entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The objective of the statement is to provide entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions.  The Company is not currently engaged in any hedging activities and as a result did not elect to measure any financial instruments at fair value under SFAS 159.

3.	Earnings Per Share

Amounts reported in earnings per share reflect earnings available to common shareholders for the period divided by the weighted-average number of shares of common stock outstanding during the period, exclusive of unearned ESOP shares and unvested restricted stock shares.  Stock options,  restricted stock and treasury shares held in Rabbi Trust accounts are regarded as common stock equivalents and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Net income (loss)	$(2,295)	$2,281	$(516)	$3,594

Weighted-average common shares outstanding	10,290,965	10,591,194	10,339,129	10,658,477
Weighted-average common share equivalents	262,669	312,546	266,701	311,514
Weighted-average common shares and common share equivalents outstanding	10,553,634	10,903,740	10,605,830	10,969,991

Basic earnings (loss) per share	$(0.22)	$0.22	$(0.05)	$0.34
Diluted earnings (loss) per share	(0.22)	0.21	(0.05)	0.33

Number of anti-dilutive stock options excluded fromthe diluted earnings per share calculation	205,950	–	205,950	10,000
Weighted-average exercise price of anti-dilutiveoption shares	$14.59	–	$14.59	$14.76

4.	Share-Based Compensation

The Company accounts for its stock options in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)).  SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights.  SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the service period of the awards.

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

The Equity Incentive Plan authorizes the issuance of 270,000 shares of common stock of the Company.  In addition, the 32,000 shares that had not yet been issued under the 2003 Stock Option Plan plus any shares subject to outstanding stock options under the 2003 Stock Option Plans that lapse or are unexercised at the end of the option term will be available for any type of stock-based awards in the future under the Equity Incentive Plan.  Since January 1, 2008, there were a total of 22,500 stock options that lapsed under the 2003 Stock Option Plan, and these shares are eligible for awards under the Equity Incentive Plan.  No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year.  At June 30, 2008, 223,366 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

On May 1, 2008, the Compensation Committee of the Board of Directors granted awards under the Equity Incentive Plan.  A total of 100,134 shares of restricted stock were granted to officers and key employees of the Company.  The awards included 65,034 shares of restricted stock as performance-based awards to a total of thirty-six officers and key employees.  These awards are subject to the Company’s achievement of its performance targets for the year ended December 31, 2008.  The awards also included 35,100 shares of restricted stock as service-based awards to twelve key employees.  The Company reissued treasury shares to satisfy the restricted stock awards.

The fair market value of the restricted stock awards was $14.27 per share on the date of grant and totaled $1.4 million.  These restricted stock awards vest (and, with respect to performance-based awards, if earned) 33%, 33% and 34% on May 1, 2010, 2011 and 2012, respectively.  The expense for these awards is being recorded over their requisite service period which is 48 months from the date of grant.  The Company estimates the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted.  On a quarterly basis, the Company will estimate the probable outcome of achieving its performance target related to the performance-based awards and will revise the related expense accordingly.

The Company also has 105 shares of unvested restricted stock under the 1999 Recognition and Retention Plan.  This plan was frozen effective January 1, 2008 and the 1,000 shares available at December 31, 2007 are no longer available for grant.  The unvested shares remaining will vest on April 1, 2009.  Expense for this plan is being recorded over a 60-month period from the date of grant and is based on the fair market value of the Company’s stock as of that date.

The compensation expense related to restricted stock for the three months ended June 30, 2008 and 2007 totaled $21,000 and $12,000, respectively.  The compensation expense for the six months ended June 30, 2008 and 2007 was $32,000 and $24,000, respectively.  At June 30, 2008, the remaining unamortized cost of the restricted stock awards is reflected as a reduction in additional paid-in capital and totaled $1.4 million.  This cost is expected to be recognized over a weighted-average period of 3.8 years.

The following table presents the activity for restricted stock for the six months ended June 30, 2008.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2007	2,610	$13.87
Granted	100,134	14.27
Vested	(2,505)	13.84
Forfeited	–	–
Unvested as of June 30, 2008	100,239	$14.27

Stock Options

The Company has stock option plans under which shares of Company common stock were reserved for the grant of both incentive and non-qualified stock options to directors, officers and employees.  These plans were frozen in conjunction with the approval of the Equity Incentive Plan such that no new awards will be made under either of the plans.  The dates the stock options are first exercisable and expire are determined by the Compensation Committee of the Company’s Board of Directors at the time of the grant.  The exercise price of the stock options is equal to the fair market value of the common stock on the grant date.  All of the Company’s options were fully vested at September 30, 2005.

The following table presents the activity related to options under the Company’s stock option plans for the six months ended June 30, 2008.  The number of shares presented is in thousands.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2008	1,253	$12.23
Granted	–	–
Exercised	(67)	12.39
Forfeited	(23)	14.13
Options outstanding at June 30, 2008	1,163	$12.18
Options exercisable at June 30, 2008	1,163

For stock options outstanding at June 30, 2008, the range of exercise prices was $8.44 to $14.76 and the weighted-average remaining contractual term was 3.6 years.

At June 30, 2008, the aggregate intrinsic value of options outstanding totaled $902,000.  This value represents the difference between the Company’s closing stock price on the last day of trading for the three months ended June 30, 2008 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on June 30, 2008.

The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $135,000 and $555,000, respectively.  The exercise of options during the six months ended June 30, 2008 and 2007 resulted in cash receipts of $831,000 and $1.7 million and a tax benefit of $46,000 and $203,000, respectively.

The Company reissues treasury shares to satisfy option exercises.

5.	Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Unrealized holding losses arising during the period:
Unrealized net losses	$(1,735)	$(989)
Related tax benefit	611	386
Net	(1,124)	(603)
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses)	(513)	10
Related tax (expense) benefit	192	(3)
Net	(321)	7
Total other comprehensive loss	$(803)	$(610)

6.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The Company does not anticipate that SFAS 160 will have an impact on its financial results.

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

Overview

The Company reported a net loss for the second quarter of 2008 of $2.3 million and a loss per share of $0.22.  The financial results for the quarter were negatively impacted by a $7.2 million provision for losses on loans and a $582,000 other-than-temporary impairment charge on its FNMA (Fannie Mae) and FHLMC (Freddie Mac) preferred stock investments.  The higher provision and other-than-temporarily-impaired (OTTI) charge reduced net income by $4.9 million and diluted earnings per share by $0.46.  Net income for the second quarter of 2007 was $2.3 million and diluted earnings per share were $0.22.  Results for the six months ended June 30, 2008 include a net loss of $516,000 and a loss per share of $0.05 compared to net income of $3.6 million and diluted earnings per share of $0.33 for the 2007 period.

The Company’s capital position remains strong and continues to be in excess of the regulatory requirements for risk-based capital and Tier 1 capital of 10% and 5%, respectively.  At June 30, 2008,  the Bank’s risk-based capital increased to 14.48% from 13.93% at December 31, 2007.  Tier 1 capital was 10.32% at June 30, 2008 compared to 10.50% at December 31, 2007.  At June 30, 2008, the Company’s risk-based capital was $38.3 million in excess and its Tier 1 capital was $58.4 million in excess of the amounts deemed to be “well-capitalized.”

The Company’s provision for losses on loans increased to $7.2 million for the second quarter of 2008 compared to $126,000 for the 2007 period.  The increase reflects deteriorating market conditions and lack of activity in housing and residential land development.  Net charge-offs totaled $5.1 million which included partial charge-offs identified as part of the Company’s quarterly review of its allowance for losses on loans.  The charge-offs for the second quarter include $2.7 million related to three non-

performing construction and land development loans that previously totaled $13.1 million in the aggregate and $2.4 million related to a non-performing multi-tenant commercial real estate loan that previously totaled $3.1 million.  At June 30, 2008, the Company’s allowance for losses on loans to total loans increased to 1.43% from 1.01% at December 31, 2007 and 1.31% at June 30, 2007.

The Company’s net interest margin expanded to 3.26% and 3.24%, respectively, for the three and six months ended June 30, 2008 from 3.01% and 2.97% for the comparable 2007 periods.  The expansion of the net interest margin was positively impacted by decreases in short-term interest rates which decreased the cost of the Company’s borrowed money and deposits.

Total loans decreased 8.4% to $726.9 million at June 30, 2008 from $793.1 million at December 31, 2007.  The Company reduced its exposure to construction and land development loans by $27.0 million or 21.0% and to commercial real estate by $24.4 million or 7.4% since December 31, 2007 in an effort to limit credit risk associated with these types of lending.  During the second quarter of 2008, the Company added eight new Business Bankers to accelerate the diversification of the commercial loan portfolio and to increase business deposits.  This group has 154 years of combined banking experience in the Company’s existing markets and will focus on building market presence within the Business Banking segment.  Since joining the Company, the commercial and industrial loan pipeline has increased to $21.3 million at June 30, 2008.

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

Loan losses are charged off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged off are credited to the allowance.  The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level deemed appropriate by management.  The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required which could adversely affect earnings or the Company’s financial position in future periods.  In addition, various regulatory agencies, as an integral part of their examination processes, periodically review the allowance for losses on loans for the Bank and the carrying value of its other non-performing loans, based on information available to them at the time of their examinations.  Any of these agencies could require the Bank to make additional provisions for losses on loans.

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

	Three Months Ended June 30,
	2008			2007
	Average Balance	Interest	AverageYield/Cost	Average Balance	Interest	AverageYield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$743,097	$11,296	6.11%	$808,331	$14,404	7.15%
Securities (2)	254,197	3,172	4.94	293,424	3,475	4.69
Other interest-earning assets (3)	74,090	564	3.06	49,971	605	4.86
Total interest-earning assets	1,071,384	15,032	5.64	1,151,726	18,484	6.44

Non-interest earning assets	83,272			78,389
Total assets	$1,154,656			$1,230,115

Interest-bearing liabilities:
Deposits:
Checking accounts	$109,548	169	0.62	$102,351	262	1.03
Money market accounts	198,687	1,012	2.05	176,660	1,489	3.38
Savings accounts	124,430	145	0.47	148,469	243	0.66
Certificates of deposit	369,584	3,228	3.51	401,987	4,625	4.61
Total deposits	802,249	4,554	2.28	829,467	6,619	3.20

Borrowed money:
Other short-term borrowings (4)	29,311	124	1.70	18,343	197	4.31
FHLB debt (5)(6)	115,152	1,657	5.69	171,302	3,030	7.00
Total borrowed money	144,463	1,781	4.88	189,645	3,227	6.73
Total interest-bearing liabilities	946,712	6,335	2.69	1,019,112	9,846	3.88
Non-interest bearing deposits	61,616			64,717
Non-interest bearing liabilities	15,910			16,423
Total liabilities	1,024,238			1,100,252
Stockholders' equity	130,418			129,863
Total liabilities and stockholders' equity	$1,154,656			$1,230,115
Net interest-earning assets	$124,672			$132,614
Net interest income/interest rate spread		$8,697	2.95%		$8,638	2.56%
Net interest margin			3.26%			3.01%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.17%			113.01%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank (FHLB) stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2008 period includes an average of $116.0 million of contractual FHLB borrowings reduced by an average of $870,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $449,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 4.88% compared to an average contractual rate of 3.63%.

(6)	The 2007 period includes an average of $175.5 million of contractual FHLB borrowings reduced by an average of $4.2 million of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed money includes $1.3 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money as reported to 6.73% compared to an average contractual rate of 4.06%.

	Six Months Ended June 30,
	2008			2007
	AverageBalance	Interest	AverageYield/Cost	AverageBalance	Interest	AverageYield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$764,986	$24,084	6.33%	$801,132	$28,456	7.16%
Securities (2)	246,569	6,251	5.01	297,890	6,998	4.67
Other interest-earning assets (3)	60,272	1,011	3.37	66,453	1,681	5.10
Total interest-earning assets	1,071,827	31,346	5.88	1,165,475	37,135	6.43

Non-interest earning assets	86,188			77,685
Total assets	$1,158,015			$1,243,160

Interest-bearing liabilities:
Deposits:
Checking accounts	$106,617	357	0.67	$101,684	511	1.01
Money market accounts	190,190	2,265	2.39	183,937	3,159	3.46
Savings accounts	124,725	325	0.52	149,089	476	0.64
Certificates of deposit	377,811	7,295	3.88	402,748	9,167	4.59
Total deposits	799,343	10,242	2.58	837,458	13,313	3.21

Borrowed money:
Other short-term borrowings (4)	23,394	238	2.04	21,602	455	4.25
FHLB debt (5)(6)	126,421	3,604	5.64	175,489	6,205	7.03
Total borrowed money	149,815	3,842	5.07	197,091	6,660	6.72
Total interest-bearing liabilities	949,158	14,084	2.98	1,034,549	19,973	3.89
Non-interest bearing deposits	61,820			62,114
Non-interest bearing liabilities	15,705			16,018
Total liabilities	1,026,683			1,112,681
Stockholders' equity	131,332			130,479
Total liabilities and stockholders' equity	$1,158,015			$1,243,160
Net interest-earning assets	$122,669			$130,926
Net interest income / interest rate spread		$17,262	2.90%		$17,162	2.54%
Net interest margin			3.24%			2.97%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.92%			112.66%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2008 period includes an average of $127.6 million of contractual FHLB borrowings reduced by an average of $1.1 million of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $976,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 5.07% compared to an average contractual rate of 3.63%.

(6)
The 2007 period includes an average of $180.4 million of contractual FHLB borrowings reduced by an average of $4.9 million of unamortized premium on the early extinguishment of debt.  Interest expense on borrowed money includes $2.6 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 6.72% compared to an average contractual rate of 4.06%.

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

	Three Months Ended June 30,
	2008 compared to 2007
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,117)	$(1,162)	$171	$(3,108)
Securities	187	(465)	(25)	(303)
Other interest-earning assets	(225)	292	(108)	(41)
Total net change in income on interest-earning assets	(2,155)	(1,335)	38	(3,452)
Interest-bearing liabilities:
Deposits:
Checking accounts	(104)	18	(7)	(93)
Money market accounts	(590)	186	(73)	(477)
Savings accounts	(70)	(39)	11	(98)
Certificates of deposit	(1,114)	(373)	90	(1,397)
Total deposits	(1,878)	(208)	21	(2,065)
Borrowed money:
Other short-term borrowings	(120)	118	(71)	(73)
FHLB debt	(565)	(993)	185	(1,373)
Total borrowed money	(685)	(875)	114	(1,446)
Total net change in expense on interest-bearing liabilities	(2,563)	(1,083)	135	(3,511)
Net change in net interest income	$408	$(252)	$(97)	$59

	Six Months Ended June 30,
	2008 compared to 2007
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,234)	$(1,284)	$146	$(4,372)
Securities	554	(1,206)	(95)	(747)
Other interest-earning assets	(567)	(156)	53	(670)
Total net change in income on interest-earning assets	(3,247)	(2,646)	104	(5,789)
Interest-bearing liabilities:
Deposits:
Checking accounts	(171)	25	(8)	(154)
Money market accounts	(968)	107	(33)	(894)
Savings accounts	(87)	(78)	14	(151)
Certificates of deposit	(1,390)	(568)	86	(1,872)
Total deposits	(2,616)	(514)	59	(3,071)
Borrowed money:
Other short-term borrowings	(235)	38	(20)	(217)
FHLB debt	(1,202)	(1,735)	336	(2,601)
Total borrowed money	(1,437)	(1,697)	316	(2,818)
Total net change in expense on interest-bearing liabilities	(4,053)	(2,211)	375	(5,889)
Net change in net interest income	$806	$(435)	$(271)	$100

Analysis of Statements of Income

Net Interest Margin.  The Company’s net interest margin for the three months ended June 30, 2008 increased 25 basis points to 3.26% from 3.01% for the comparable 2007 period.  The Company’s net interest margin for the six months ended June 30, 2008 increased 27 basis points to 3.24% from 2.97% for the 2007 period.  Although the decreases since March 31, 2007 in the prime lending rate have negatively impacted rates earned on interest-earning assets, the Company was able to expand its margin through a decrease in the amount of interest expense related to the amortization of the deferred premium on the early extinguishment of Federal Home Loan Bank (FHLB) debt.  In addition, the decreases in short-term interest rates had a favorable impact on the cost of the Company’s interest-bearing deposit accounts and its short-term borrowings for 2008 periods.

Interest Income.  The Company’s interest income decreased to $15.0 million for the three months ended June 30, 2008 compared to $18.5 million for the 2007 period.  For the six months ended June 30, 2008, the Company’s interest income decreased to $31.3 million from $37.1 million for the 2007 period.  The weighted-average yield on interest-earning assets decreased 80 and 55 basis points to 5.64% and 5.88%, respectively, for the three and six months ended June 30, 2008 when compared to the 2007 periods.  The decreases were primarily a result of the impact of prime lending rate cuts on adjustable-rate assets combined with decreases in the average balances of interest-earning assets.  Interest-earning assets decreased during the 2008 periods as a result of (i) the Company utilizing proceeds from security sales and maturities and other interest-earning assets to fund the repayment of maturing FHLB debt and Company stock repurchases and (ii) the managed run-off of single-service, high-rate certificates and a decrease in the balance of savings accounts as depositors sought higher yields in alternative investment products.

Interest Expense.  The Company’s total interest expense decreased to $6.3 million and $14.1 million, respectively, for the three and six months ended June 30, 2008 from $9.8 million and $20.0 million, respectively, for the 2007 periods.  The decreases for the 2008 periods were primarily related to decreases in the average balances of interest-bearing liabilities and in the Company’s cost of funds.

Interest expense on interest-bearing deposits was $4.6 million and $10.2 million, respectively, for the three and six months ended June 30, 2008.  The average cost of interest-bearing deposits decreased 92 basis points and 63 basis points, respectively, for the three and six months ended June 30, 2008 from the comparable 2007 periods due to the decrease in the federal funds interest rate coupled with decreases of 3.3% and 4.6%, respectively, in the average balance of interest-bearing deposits for the three and six months ended June 30, 2008 primarily due to decreases in the average balance of certificates of deposit.

The Company’s cost of borrowings decreased to 4.88% and 5.07%, respectively, for the three and six months ended June 30, 2008 from 6.73% and 6.72% for the 2007 periods.  The decreases were primarily the result of decreases in the amortization of the deferred premium on the Company’s early extinguishment of FHLB debt (Premium Amortization) that is included in the Company’s total interest expense on borrowings and lower average balances of FHLB debt.  The Premium Amortization adversely impacted the Company’s net interest margin by 17 basis points and 44 basis points, respectively, for the three months ended June 30, 2008 and 2007.  For the six months ended June 30, 2008 and 2007, the Premium Amortization adversely impacted net interest margin by 18 and 43 basis points, respectively.  The Company’s interest expense on borrowings is detailed in the tables below for the periods indicated.

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$124	$197	(37.1)%	$238	$455	(47.7)%
Interest expense on FHLB borrowings at contractual rates	1,208	1,754	(31.1)	2,628	3,578	(26.6)
Amortization of deferred premium	449	1,276	(64.8)	976	2,627	(62.8)
Total interest expense on borrowings	$1,781	$3,227	(44.8)	$3,842	$6,660	(42.3)

The interest expense related to the premium amortization on the early extinguishment of debt continues to have a smaller impact on the Company’s weighted-average cost of interest-bearing liabilities and is expected to be $270,000, $206,000, $72,000 and $61,000 before taxes in the quarters ending September 30, 2008, December 31, 2008, March 31, 2009 and June 30, 2009, respectively.

Provision for losses on loans.  The Company’s provision for losses on loans was $7.2 million for the three months ended June 30, 2008 compared to $126,000 for the 2007 period.  The Company’s provision for losses on loans was $7.9 million compared to $313,000, respectively, for the six months ended June 30, 2008 and 2007.  For additional information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest income.  The following table identifies the changes in non-interest income for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Service charges and other fees	$1,465	$1,670	(12.3)%	$2,904	$3,239	(10.3)%
Card-based fees	415	380	9.2	795	722	10.1
Commission income	135	36	275.0	193	67	188.1
Subtotal fee based revenues	2,015	2,086	(3.4)	3,892	4,028	(3.4)
Income from bank-owned life insurance	371	403	(7.9)	780	808	(3.5)
Other income	149	206	(27.7)	321	446	(28.0)
Subtotal	2,535	2,695	(5.9)	4,993	5,282	(5.5)
Security gains (losses), net	(582)	(1)	NM	(513)	10	NM
Other asset gains (losses), net	(3)	(1)	NM	(3)	10	NM
Total non-interest income	$1,950	$2,693	(27.6)%	$4,477	$5,302	(15.6)%

The Company’s service charges and other fees decreased during the 2008 periods from the comparable 2007 periods due to a reduced volume of overdrafts.  Card-based fees increased during the 2008 periods due to increases of 6.6% and 7.2%, respectively, in the number of ATM and debit card transactions from the 2007 periods.  Commission income from the Company’s third-party service provider for the sale of investment products increased due to increased sales volumes of non-deposit products.  Other income decreased during the 2008 periods primarily due to the absence of gains on the sales of single-family mortgage loans to the secondary market because the Company began retaining single-family mortgage loans in its loan portfolio during 2008.

Non-interest expense.  The following table identifies the changes in non-interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,758	$3,950	(4.9)%	$7,477	$8,612	(13.2)%
Retirement and stock related compensation	3	229	(98.7)	289	566	(48.9)
Medical and life benefits	375	200	87.5	675	425	58.8
Other employee benefits	43	28	53.6	74	59	25.4
Subtotal compensation and employee benefits	4,179	4,407	(5.2)	8,515	9,662	(11.9)
Net occupancy expense	708	694	2.0	1,541	1,447	6.5
Furniture and equipment expense	543	566	(4.1)	1,094	1,100	(0.5)
Data processing	484	566	(14.5)	942	1,129	(16.6)
Professional fees	212	390	(45.6)	486	960	(49.4)
Marketing	178	190	(6.3)	386	401	(3.7)
Other general and administrative expense	1,380	1,256	9.9	2,765	2,637	4.9
Total non-interest expense	$7,684	$8,069	4.8%	$15,729	$17,336	(9.3)%

Compensation and mandatory benefits expense decreased during the three and six months ended June 30, 2008 as a result of the reduction in the Company’s full-time-equivalent employees from 360 at December 31, 2006 to 307 at June 30, 2008 and the absence of non-recurring separation costs of $280,000 from the first quarter of 2007.  Retirement and stock related compensation decreased during the 2008 periods primarily as a result of the decrease in the Company’s stock price to $11.79 at June 30, 2008 from $14.37 at March 31, 2008 and the revaluation at the last day of the quarter of 129,032 shares of the Company’s common stock held in Rabbi Trust deferred compensation plans.  The deferred compensation liability under these plans is adjusted with a corresponding charge (or credit) to compensation expense to reflect the changes in the fair value of the amount owed to the employees.  Data processing charges decreased during both 2008 periods.  The Company renegotiated its core processing agreement which reduces base processing expenses approximately 22%.  Professional fees decreased during the 2008 periods due to the absence of the consulting fees associated with the 2007 implementation of the Company’s customer-centric relationship management program and 2007 legal expenses relating to the Bank’s benefits plan, the reduction in its workforce and new SEC proxy disclosure requirements.

The Company’s efficiency ratio for the second quarter of 2008 was relatively stable at 72.2% compared to 71.2% for the second quarter of 2007 as lower non-interest expense was partially offset by lower net interest income plus non-interest income.  The Company’s core efficiency ratio was 65.8% for the second quarter of 2008 compared to 64.0% for the 2007 period.  The core efficiency ratio was adversely impacted by lower net interest income after adjusting for the amortization of the deferred premium on the early extinguishment of debt when compared to the second quarter of 2007.  The Company’s efficiency ratio and core efficiency ratios for the six months ended June 30, 2008 were 72.4% and 67.7%, respectively, compared to 77.2% and 69.2% for the 2007 periods.  The ratios for the six month period were positively impacted by lower non-interest expense.  The Company’s efficiency and core efficiency ratios for the three and six months ended June 30, 2008 and 2007 are presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Efficiency ratio:
Non-interest expense	$7,684	$8,069	$15,729	$17,336
Net interest income plus non-interest income	$10,647	$11,331	$21,739	$22,464
Efficiency ratio	72.17%	71.21%	72.35%	77.17%

Core efficiency ratio:
Non-interest expense	$7,684	$8,069	$15,729	$17,336
Net interest income plus non-interest income	$10,647	$11,331	$21,739	$22,464
Adjustments:
Security (gains) losses, net	582	1	513	(10)
Other asset (gains) losses, net	3	1	3	(10)
Amortization of deferred premium on the early extinguishment of debt	449	1,276	976	2,627
Net interest income plus non-interest income – as adjusted	$11,681	$12,609	$23,231	$25,071
Core efficiency ratio	65.78%	63.99%	67.71%	69.15%

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

Income Tax Expense.  The Company recognized an income tax benefit for the second quarter of 2008 totaling $1.9 million compared to income tax expense of $855,000 for the 2007 period.  The income tax benefit for the six months ended June 30, 2008 was $1.4 million compared to income tax expense of $1.2 million for the comparable 2007 period.  The decrease in tax expense was primarily due to the Company’s pre-tax losses for the 2008 periods when compared to 2007.

Changes in Financial Condition

Securities. The Company adjusts the size and composition of its securities portfolio based on a number of dynamic factors.  These factors include expected loan and deposit growth, liquidity and pledging requirements, general economic conditions, the interest rate environment, spread relationships and the level of interest rate risk embedded in the Company’s balance sheet.

At June 30, 2008 and December 31, 2007, the Company had held-to-maturity securities with an amortized cost of $3.5 million and $3.9 million, respectively, invested in state and municipal securities.  The securities had $51,000 and $38,000, respectively, in gross unrecognized holding gains at June 30, 2008 and December 31, 2007.

The amortized cost of the Company’s securities available-for-sale and their fair values were as follows at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At June 30, 2008:
Government sponsored entity (GSE) securities	$109,762	$2,942	$–	$112,704
Mortgage-backed securities	13,136	6	(232)	12,910
Collateralized mortgage obligations	76,590	353	(759)	76,184
Commercial mortgage-backed securities	29,284	225	(23)	29,486
Trust preferred securities	27,893	30	(959)	26,964
Equity securities	3,752	–	(15)	3,737
	$260,417	$3,556	$(1,988)	$261,985

At December 31, 2007:
Government sponsored entity (GSE) securities	$140,301	$2,859	$(14)	$143,146
Mortgage-backed securities	12,587	15	(39)	12,563
Collateralized mortgage obligations	56,672	525	(17)	57,180
Trust preferred securities	8,900	–	–	8,900
Equity securities	3,344	5	(544)	2,805
	$221,804	$3,404	$(614)	$224,594

As a result of opportunities created during 2008 by market imbalances associated with fears surrounding securities with mortgage related collateral or tied to the mortgage industry, the Company purchased over $6.1 million of agency issued collateralized mortgage obligations; $19.2 million of AAA-rated senior tranches of collateralized mortgage obligations; and $30.4 million of seasoned, senior, AAA-rated commercial mortgage-backed securities.  The Company also purchased $6.9 million of agency issued mortgage-backed securities and $21.1 million in deeply discounted, AAA-rated, super-senior trust preferred security pools during 2008.  The collateralized mortgage obligation portfolio is comprised of AAA-rated securities mainly backed by conventional residential mortgages, with 15-year, fixed-rate loans originated prior to 2005, low historical delinquencies, weighted-average credit scores in excess of 725 and loan-to-values under 50%.

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

During the second quarter of 2008, the market for preferred stock issued by Fannie Mae and Freddie Mac weakened.  As these mortgage-related corporations raise capital, the value of existing preferred shares is negatively affected.  As such, management determined that the unrealized losses related to the Company’s investment in agency preferred stocks were other than temporary and recorded an OTTI charge of $582,000.  After the impairment charge, the book value of the Company’s investment in Fannie Mae and Freddie Mac preferred stocks was $3.8 million at June 30, 2008.  The quoted market prices for these preferred stocks have been volatile in recent months on generally low trading volumes.  In addition, uncertainties continue to exist with respect to the financial condition of Fannie Mae and Freddie Mac, and these uncertainties and general market and economic conditions have resulted in further material declines in the quoted market prices for these preferred stocks since June 30, 2008.  These and other factors make it possible that these securities could require the recording of further other-than-temporary impairment losses in one or more future reporting periods.  For further information see “Part II. Item 1A.  Risk Factors” of this Form 10-Q.

At June 30, 2008, the remainder of the Company’s securities available-for-sale with an unrealized loss position were, in management’s belief, primarily due to differences in market interest rates as compared to those of the underlying securities.  Management does not believe any of these securities are other-than-temporarily impaired.  At June 30, 2008, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans.  Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$304,069	41.8%	$328,427	41.4%	(7.4)%
Construction and land development	101,591	14.0	128,584	16.2	(21.0)
Commercial and industrial	53,437	7.4	60,398	7.6	(11.5)
Total commercial and construction loans	459,097	63.2	517,409	65.2	(11.3)

Retail loans:
One-to-four family residential	206,751	28.4	212,598	26.8	(2.8)
Home equity lines of credit	58,807	8.1	60,326	7.6	(2.5)
Other	2,203	0.3	2,803	0.4	(21.4)
Total retail loans	267,761	36.8	275,727	34.8	(2.9)

Total loans receivable, net of unearned fees	$726,858	100.0%	$793,136	100.0%	(8.4)%

At June 30, 2008, the Company’s net loan portfolio included $181.2 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and another $277.2 million of variable-rate loans tied to other indices.

The Company’s total loans decreased $66.3 million, or 8.4%, to $726.9 million at June 30, 2008 from $793.1 million at December 31, 2007.  The Company continues to reduce its exposure in the non-owner occupied commercial real estate and construction and land development segments of its portfolio as it shifts its emphasis to commercial and industrial loans.  The commercial and construction loan portfolio decreased $58.3 million, or 11.3%, primarily as a result of loan repayments totaling $147.0 million and $5.6 million of charge-offs partially offset by loan fundings and purchases totaling $96.2 million.  During the second quarter of 2008, the Company added eight new Business Bankers to increase the diversification of the loan portfolio.  At June 30, 2008, the Company has approximately $40.0 million in the approved not yet closed loan pipeline, of which, over $21.0 million are commercial and industrial loans.

The Bank has also invested, on a participating basis, in loans originated by other lenders and loan syndications.  The Bank has historically invested in these types of loans to supplement the direct origination of its commercial and construction loan portfolio.  Based on the Bank’s recent experience with marginal pricing, increased credit risk and decreasing collateral values in this segment, it is reducing its reliance on these types of loans and has not been involved in purchasing any new originations during 2008.  The Company had participations and syndication loans outstanding at June 30, 2008 totaling $45.0 million in construction and land development loans and $36.0 million in loans secured by commercial real estate.  The Bank’s total participations and syndications by state are presented in the table below for the dates indicated.

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$37,819	46.0%	$39,459	47.8%	(4.2)%
Ohio	14,218	17.3	15,759	19.1	(9.8)
Indiana	13,585	16.5	11,361	13.8	19.6
Florida	5,975	7.3	7,375	8.9	(19.0)
Colorado	4,146	5.1	2,834	3.4	46.3
Texas	3,849	4.7	3,808	4.6	1.1
New York	2,552	3.1	1,957	2.4	30.4
Total participations and syndications	$82,144	100.0%	$82,553	100.0%	(0.5)%

The Company’s retail loans have decreased $8.0 million, or 2.9%, to $267.8 million at June 30, 2008 from $275.7 million at December 31, 2007.  The decrease is primarily related to the slowing housing market due to high levels of inventories and low levels of refinancing.  The Bank was not an active originator of sub-prime or “Alt-A” loans and has never originated option adjustable-rate mortgages or negative amortization loans.  As a result, the Company’s $206.8 million one-to-four family residential loan portfolio has experienced net losses of 0.11% of outstanding one-to-four family residential loans through June 30, 2008.

Allowance for Losses on Loans.  The Company maintains the allowance for losses on loans at a level that management believes is sufficient to absorb credit losses inherent in the loan portfolio.  The allowance for losses on loans represents management’s estimate of inherent losses existing in the loan portfolio that are both probable and reasonable to estimate at each balance sheet date and is based on its review of available and relevant information.  While management believes that at June 30, 2008 the allowance for losses on loans was adequate, it is possible that further devaluations of collateral, further deterioration in the Company’s loan portfolio or requirements from regulatory agencies may require future provisions to keep the allowance at an adequate level.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$8,347	$11,400	$8,026	$11,184
Provision for losses on loans	7,172	126	7,914	313
Charge-offs	(5,129)	(915)	(5,587)	(1,035)
Recoveries	13	13	50	162
Balance at end of period	$10,403	$10,624	$10,403	$10,624

	June 30, 2008	December 31, 2007	June 30, 2007
Allowance for losses on loans	$10,403	$8,026	$10,624
Total loans receivable, net of unearned fees	726,858	793,136	808,132
Allowance for losses on loans to total loans	1.43%	1.01%	1.31%
Allowance for losses on loans to non-performing loans	30.01	27.11	36.42

The Company’s allowance for losses on loans was $10.4 million at June 30, 2008, $8.0 million at December 31, 2007 and $10.6 million at June 30, 2007.  The allowance for losses on loans to total loans increased to 1.43% at June 30, 2008 from 1.01% and 1.31%, respectively, at December 31, 2007 and June 30, 2007.  The increased provision primarily reflects deteriorating market conditions and lack of activity in residential housing and land development.  Net charge-offs for the second quarter of 2008 totaled $5.1 million which included partial charge-offs of $2.7 million related to three construction and land development loans that previously totaled $13.1 million in the aggregate and $2.4 million on a multi-tenant commercial real estate loan that previously totaled $3.1 million.  The decrease in the allowance from June 30, 2007 related to the charge-off of $4.0 million of impairment reserves related to $12.8 million of loans sold during the fourth quarter 2007 which was partially offset by the increase in the provision during the second quarter of 2008.

The following table identifies the Company’s impaired loans and non-accrual loans as of the dates presented.  See the “Non-performing Assets” section in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the detailed classification of the Company’s total non-accrual loans.  During the second quarter of 2008, the Company identified as impaired three construction and land development loans totaling $9.9 million, one of which required an impairment reserve of $1.6 million.  Also during the second quarter of 2008, the Company recorded partial charge-offs totaling $5.1 million on $16.2 million of identified impaired loans.

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$10,395	$10,190
With no valuation reserve required	20,417	14,441
Total impaired loans	30,812	24,631
Other non-accrual loans	3,858	4,969
Total non-accrual loans	$34,670	$29,600
Valuation reserve relating to impaired loans	$2,236	$1,202
Average impaired loans	26,003	20,675

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

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$7,465	$9,605
Construction and land development	23,595	16,240
Commercial and industrial	288	281
Total commercial and construction loans	31,348	26,126

Retail loans:
One-to-four family residential	2,578	2,706
Home equity lines of credit	738	749
Other	6	19
Total retail loans	3,322	3,474
Total non-accruing loans	34,670	29,600
Other real estate owned, net	1,072	1,162
Total non-performing assets	35,742	30,762
90 days past due and still accruing interest	–	–
Total non-performing assets plus 90 days past due loans still accruing interest	$35,742	$30,762
Non-performing assets to total assets	3.24%	2.67%
Non-performing loans to total loans	4.77%	3.73%

The Company’s non-performing loans increased $5.1 million to $34.7 million from December 31, 2007 primarily as a result of a $7.4 million increase in non-performing construction and land development loans due to the transfer of three large loans totaling $9.9 million to non-accrual status during the second quarter of 2008 in addition to the transfer in the first quarter of 2008 of a $767,000 loan to non-accrual status.  Partially offsetting this increase is the partial charge-off of three non-performing construction and land development loans totaling $2.7 million in the second quarter of 2008 coupled with a partial charge-off of a non-performing construction and land development loan totaling

$102,000 in the first quarter of 2008.  Non-performing commercial real estate loans decreased by $2.1 million from December 31, 2007 primarily as a result of a $2.4 million partial charge-off of one non-performing loan during the second quarter of 2008.  There were no other significant changes to the Company’s non-performing assets.

The table below provides the detail for the Company’s non-accrual syndications and purchased participations by state as of the dates indicated.  All of these non-accrual loans are construction and land development loans.

	June 30, 2008	December 31, 2007
	Amount	Amount	Change
	(Dollars in thousands)
Illinois	$6,500	$7,484	(13.1)%
Florida	3,987	2,627	51.8
Texas	2,359	2,461	(4.1)
Total non-performing syndications and purchased participations	$12,846	$12,572	2.2
Percentage to total non-performing loans	37.1%	42.5%
Percentage to total syndications and purchased participations	15.6	15.2

Potential Problem Assets.  The Company’s potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to the Company’s internal loan grading system that do not meet the definition of a non-performing loan, totaled $12.3 million at June 30, 2008 and $4.4 million at December 31, 2007.  The increase from December 31, 2007 was a result of management downgrading one land acquisition loan totaling $4.9 million and one construction and land development loan totaling $2.8 million to substandard during the second quarter of 2008 due to concerns over the borrowers’ ability to fund the underlying project as originally intended.

Deposits and Borrowed Money.  The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered by the Bank at the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$62,055	7.3%	$62,306	7.2%	(0.4)%
Interest-bearing	102,528	12.1	107,467	12.5	(4.6)
Money market accounts	191,253	22.5	171,470	19.9	11.5
Savings accounts	122,749	14.5	127,297	14.7	(3.6)
Core deposits	478,585	56.4	468,540	54.3	2.1
Certificates of deposit:
Less than $100,000	252,386	29.8	263,134	30.5	(4.1)
$100,000 or greater	117,468	13.8	131,598	15.2	(10.7)
Time deposits	369,854	43.6	394,732	45.7	(6.3)
Total deposits	$848,439	100.0%	$863,272	100.0%	(1.7)

The Company’s total deposits decreased 1.7% to $848.4 million at June 30, 2008 from $863.3 million at December 31, 2007.  Total core deposits increased $10.0 million from December 31, 2007 as a result of a $19.8 million increase in money market accounts which was offset by a $24.9 million decrease in certificates of deposit.  The increase in money market accounts is reflective of lower interest rates paid on certificate of deposit accounts, volatility in the stock market and current economic conditions which have caused depositors to opt for holding more balances in these types of liquid accounts.

The Company offers specific deposit agreements to local municipalities and other public entities.  The following table identifies the dollar amount of municipal deposits in each deposit category for the dates indicated.

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$453	0.8%	$1,028	1.6%	(55.9)%
Interest-bearing	7,426	12.9	13,022	20.9	(43.0)
Money market accounts	35,527	61.7	31,610	50.6	12.4
Core deposits	43,406	75.4	45,660	73.1	(4.9)
Certificates of deposit	14,167	24.6	16,803	26.9	(15.7)
Total municipal deposits	$57,573	100.0%	$62,463	100.0%	(7.8)%

In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in a pool of multiple securities owned by the Bank.  The swept funds are not recorded as deposits by the Bank and instead are classified as other short-term borrowings which provide a lower-cost funding alternative for the Company as compared to FHLB advances.  At June 30, 2008, the Company had $24.0 million in Repo Sweeps of which $15.5 million were with municipalities and other public entities.  The Repo Sweeps are included in the below table and are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings.  The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

The Company’s borrowed money consisted of the following at the dates indicated:

	June 30, 2008		December 31, 2007
	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	1.60%	$24,035	3.42%	$18,014
Overnight federal funds purchased	2.85	1,750	4.50	6,000
Secured advances from FHLB – Indianapolis:
Maturing in 2008 – fixed-rate	3.93	32,000	3.89	72,000
Maturing in 2009 – fixed-rate	3.99	30,000	3.99	30,000
Maturing in 2011 – fixed-rate	3.75	15,000	–	–
Maturing in 2014 – fixed-rate (1)	6.71	1,169	6.71	1,169
Maturing in 2018 – fixed-rate (1)	5.54	2,707	5.54	2,707
Maturing in 2019 – fixed-rate (1)	6.31	7,119	6.31	7,196
		87,995		113,072
Less: deferred premium on early extinguishment of debt		(651)		(1,627)
Net FHLB – Indianapolis advances		87,344		111,445
Total borrowed money		$113,129		$135,459
Weighted-average contractual interest rate	3.63%		4.06%

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

Early in the first quarter of 2008, the Company took advantage of a steepening yield curve and market imbalances by borrowing $45.0 million of FHLB debt and investing in higher yielding securities.  Subsequently, the Company has repaid $70.0 million of FHLB debt maturing during 2008 by utilizing its excess liquidity.

At June 30, 2008, the Bank had a line of credit with a maximum of $15.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing.  At June 30, 2008, the Bank borrowed $1.75 million on this line at 2.85%.  During the second quarter of 2008, this line was used for liquidity purposes.  The maximum amount borrowed pursuant to this line was $3.1 million and the weighted-average rate paid during the quarter was 2.59%.

At June 30, 2008, the Company also had a $5.0 million revolving line of credit.  Each borrowing under the line of credit carries an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate, at the Company’s option.  The line of credit was obtained by the Company and is secured by all of the stock of the Bank held by the Company.  The Company has not borrowed any funds under this line of credit.  The line of credit matures on March 21, 2009.

Capital Resources.  The Company’s stockholders’ equity at June 30, 2008 was $124.8 million compared to $130.4 million at December 31, 2007.  The decrease was primarily due to:

•	repurchases of shares of the Company’s common stock during 2008 totaling $3.0 million;
•	cash dividends declared during 2008 totaling $2.5 million;

•	a decrease in accumulated other comprehensive income of $803,000; and
•	a net loss of $516,000.

During the first six months of 2008, the Company repurchased 208,113 shares of its common stock at an average price of $14.40 per share, of which 81,388 were purchased pursuant to the repurchase plan approved in March 2008.  At June 30, 2008, the Company had 448,612 shares remaining to be repurchased under this plan.  Since its initial public offering, the Company has repurchased an aggregate of 14,054,160 shares of its common stock at an average price of $12.23 per share.  For additional information, see “Part II. Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.”

At June 30, 2008, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the Office of Thrift Supervision (OTS).  The current requirements and the Bank's actual levels at June 30, 2008 and at December 31, 2007 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2008:
Total capital to risk-weighted assets	$123,743	14.48%	$68,370	>8.00%	$85,462	>10.00%
Tier 1 (core) capital to risk-weighted assets	113,368	13.27	34,185	>4.00	51,277	>6.00
Tier 1 (core) capital to adjusted total assets	113,368	10.32	43,937	>4.00	54,921	>5.00
Tangible capital to adjusted total assets	113,368	10.32	16,476	>1.50	21,969	>2.00

As of December 31, 2007:
Total capital to risk-weighted assets	$128,225	13.93%	$73,661	>8.00%	$92,077	>10.00%
Tier 1 (core) capital to risk-weighted assets	120,227	13.06	36,831	>4.00	55,246	>6.00
Tier 1 (core) capital to adjusted total assets	120,227	10.50	45,782	>4.00	57,227	>5.00
Tangible capital to adjusted total assets	120,227	10.50	17,168	>1.50	22,891	>2.00

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

The Company classifies the majority of its securities as available-for-sale to maintain significant liquidity.  The securities portfolio, federal funds sold and cash and cash equivalents serve as primary sources of liquidity for the Bank.  At June 30, 2008, the Company had cash and cash equivalents of $20.8 million which decreased from $38.9 million at December 31, 2007.  The decrease was mainly the result of:

•	purchases of available-for-sale securities totaling $84.3 million;
•	net repayment of FHLB debt totaling $25.1 million; and
•	decreases in the balance of deposit accounts totaling $14.9 million.

The above cash outflows were partially offset by proceeds from net repayments of loans totaling $60.8 million and sales, maturities and paydowns of securities aggregating $44.2 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio.  The Company anticipates that it will continue to have sufficient funds to meet its current commitments.  At June 30, 2008, the Company had a short-term line of credit available from a correspondent bank totaling $15.0 million and additional borrowing capacity from the FHLB of $312.4 million, of which $81.1 million was available based on current collateral pledged, for a total available of $231.3 million.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  CFS Bancorp, Inc. also has $5.0 million of available liquidity under a line of credit.  Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  On a parent company-only basis, for the six months ended June 30, 2008, the Company received $7.8 million in dividends from the Bank.  At June 30, 2008, the parent company had $6.1 million in cash and cash equivalents and $130,000 in securities available-for-sale.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of June 30, 2008:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$42,277	$20,613	$15,702	$9,403	$87,995
Short-term borrowings (2)	25,785	–	–	–	25,785
Operating leases	535	423	141	–	1,099
Dividends payable on common stock	1,296	–	–	–	1,296
	$69,893	$21,036	$15,843	$9,403	$116,175

(1)	Does not include interest expense at the weighted-average contractual rate of 4.20% for the periods presented.
(2)	Does not include interest expense at the weighted-average contractual rate of 1.68% for the periods presented.

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

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less.  These deposits total $323.7 million at June 30, 2008.  Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

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

The following table details the amounts and expected maturities of significant commitments at June 30, 2008:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$44,910	$4,071	$1,054	$412	$50,447
Retail	6,273	–	–	–	6,273
Commitments to purchase loans:
Commercial	200	–	–	–	200
Commitments to fund unused construction loans	12,679	14,326	749	686	28,440
Commitments to fund unused lines of credit:
Commercial	10,687	7,734	–	247	18,668
Retail	11,774	–	250	49,818	61,842
Letters of credit	5,645	408	199	39	6,291
Credit enhancements	5,434	21,652	–	–	27,086
	$97,602	$48,191	$2,252	$51,202	$199,247

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  All commitments to extend credit or to purchase loans expire within the following year.  Letters of credit expire at various times through 2018.  Credit enhancements expire at various times through 2014.

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

The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, IRR and liquidity.  The Asset/Liability Management Policy falls under the authority of the Company’s Board of Directors who in turn assigns its formulation, revision and administration to the Asset/Liability Committee (ALCO).  ALCO meets monthly and consists of certain senior officers of the Bank and one outside director.  The results of the monthly meetings are reported to the Company’s Board of Directors.  The primary duties of ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank’s capital position, review the current and prospective liquidity positions and monitor alternative funding sources.  The policy requires management to measure the Bank’s overall IRR exposure using NPV analysis and earnings-at-risk analysis.

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

The following table presents, as of March 31, 2008 and December 31, 2007, an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 100 basis points in accordance with OTS regulations.  Information as of June 30, 2008 was not available prior to the filing of this Form 10-Q.

	Net Portfolio Value
	At March 31, 2008			At December 31, 2007
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$147,033	$(21,217)	(12.6)%	$148,908	$(18,532)	(11.1)%
+200	155,696	(12,555)	(7.5)	158,403	(9,037)	(5.4)
+100	162,850	(5,401)	(3.2)	166,898	(542)	(0.3)
0	168,251	–	–	167,440	–	–
-100	171,071	2,821	1.7	178,059	10,619	6.3

Earnings-at-risk analysis measures the sensitivity of net interest income over a twelve month period to various interest rate movements.  The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.  Rather, these scenarios are intended to provide a measure of the degree of volatility interest rate movements may introduce into the Bank’s earnings.

A key assumption which is controlled by the Bank for use in its earnings-at-risk analysis is the assumed repricing sensitivity of its non-maturing core deposit accounts.  The following assumptions were used by the Bank for the repricing of non-maturity core deposit accounts.

	Percentage of Deposits Maturing In First Year
	June 30, 2008	December 31, 2007
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at June 30, 2008 and December 31, 2007, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	June 30, 2008	December 31, 2007
Assumed Change in Interest Rates (Basis Points):
+300	(1.0)%	(0.8)%
+200	(0.2)	–
+100	(0.1)	0.3
-100	(0.8)	(1.3)
-200	(2.6)	(4.3)

The earnings-at-risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment.  The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to decrease 1.0% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 2.6% in year one.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies.  The Bank currently plans on continuing to reduce its exposure to falling interest rates by lengthening the duration of its securities portfolio, increasing its core deposit balances and replacing fixed-rate borrowings with variable-rate borrowings.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At June 30, 2008, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.           Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

The following risk factors represent changes and additions to, and should be read in conjunction with “Item 1A.  Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The continuation of adverse market conditions in the U.S. economy and the markets in which we operate could adversely impact us.

A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in our markets or adverse changes in laws and regulations that impact the banking industry may have a negative impact on our business.  If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financing) continues to decline, this could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for losses on loans.  Negative conditions in the real estate markets where we operate could adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral.  Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters.  These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our financial results.

Current and further deterioration in the housing market could cause further increases in delinquencies and non-performing assets, including loan charge-offs, and depress our income and growth.

The volume of our one-to-four family residential mortgages and home equity lines of credit (HELOCs) may decrease during economic downturns as a result of, among other things, a decrease in real estate values, an increase in unemployment, a slowdown in housing price appreciation or increases in interest rates.  These factors could reduce our earnings and consequently our financial condition because:

•      the borrowers may not be able to repay their loans;
•      the value of the collateral securing our loans to borrowers may decline further;
•      the quality of our loan portfolio may decline further; and
•      customers may not want or need our products and services.

Any of these scenarios could cause an increase in delinquencies and non-performing assets or require us to charge-off a higher percentage of our loans and/or increase substantially our provision for losses on loans, which would reduce income.

We could record future losses on our holdings of Fannie Mae and Freddie Mac preferred stock.

We own shares of Fannie Mae and Freddie Mac preferred stocks with an adjusted cost basis of $3.8 million and a fair market value of $3.7 million at June 30, 2008, based on quoted market prices for these securities.  The quoted market prices for these securities have been very volatile in recent months on generally low trading volumes.  The adjusted cost basis takes into account the pre-tax impairment losses that we recorded at June 30, 2008 of $582,000 as an other-than-temporary impairment as well as prior impairments recorded in 2005.  A number of factors or combinations of factors could cause us to conclude, in one or more future reporting periods, that an unrealized loss that exists with respect to these securities constitutes an additional impairment that is other than temporary.  These factors include, but are not limited to, an increase in the severity of the unrealized loss on a particular security, an increase in the continuous duration of the unrealized loss without an improvement in value, a change in our intent or ability to hold the security for a period of time sufficient to allow for the forecasted recovery, or changes in market conditions and/or industry or issuer specific factors that would render us unable to forecast a full recovery in value, including adverse developments concerning Fannie Mae or Freddie Mac.  In addition, the fair value that we have recorded for these securities, which is based on quoted market prices, may be different from the actual price for which we could sell the securities in a market transaction due to such factors as, volatility or illiquidity in the financial markets or for these securities, or the possibility of block discounts.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)      Not applicable.

(b)      Not applicable.

(c)      The following table presents information related to purchases made by or on behalf of the

Company of shares of the Company’s common stock during the indicated periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2008	–	$–	–	583,130
May 1-31, 2008	123,349	14.51	123,349	459,781
June 1-30, 2008	11,169	13.61	11,169	448,612
Total	134,518	14.44	134,518	448,612

(1)
The Company publicly announced on February 27, 2007 a repurchase program for 600,000 shares.  Prior to April 1, 2008, 546,870 shares had been repurchased under that program.  A total of 53,130 shares were repurchased under this program during the second quarter of 2008.  On March 20, 2008, the Company publicly announced a new share repurchase plan for an additional 530,000 shares.  A total of 81,388 shares were repurchased under this program during the second quarter of 2008.

Item 3.           Defaults Upon Senior Securities

(a)       None.

(b)       Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

(a)       An annual meeting of stockholders of the Company was held on April 29, 2008 (Annual Meeting).

(b)       Not applicable.

(c)       There were 10,689,756 shares of the Company's common stock eligible to be voted at the Annual Meeting and 9,453,513 shares were represented at the meeting by the holders thereof or by proxy, which constituted a quorum.  The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

(1)       Election of three directors for a three-year term:

Gregory W. Blaine     8,890,686 FOR      562,827 WITHHELD
Robert R. Ross                8,944,973 FOR            508,540 WITHHELD
Joyce M. Simon               8,858,722 FOR          594,791 WITHHELD

(2)	Adoption of the CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan:

                        5,366,484 FOR        1,096,594 AGAINST          413,965 ABSTAIN

                        2,576,470 BROKER NON-VOTE

(3)	Ratify the selection of BKD, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2008.

                        8,876,383FOR         542,915  AGAINST        34,215 ABSTAIN

There were no broker non-votes with respect to matters (1) and (3) considered at the Annual Meeting.

(d)       None.

Item 5.           Other Information

None.

Item 6.           Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (4)
10.7*	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (4)
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (8)
10.10*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Zoran Koricanac (8)
10.11*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Thomas L. Darovic (9)
10.12*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (10)
10.13*	Employment Agreement entered into between Citizens Financial Bank and Daryl D. Pomranke (4)
10.14*	Employment Agreement entered into between CFS Bancorp, Inc. and Daryl D. Pomranke (4)
10.15*	CFS Bancorp, Inc. 2008 Cash Incentive Compensation Program (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by Reference from the Company's Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 25, 2005.
(2)	Incorporated by Reference from the Company’s Form 8-K filed on October 25, 2007.
(3)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(4)	Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(5)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 23, 2001.
(6)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003.
(7)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended

December 31, 2004.
(8)	Incorporated by Reference from the Company's Form 8-K filed on November 16, 2007.
(9)	Incorporated by Reference from the Company's Form 8-K filed on January 3, 2008.
(10)	Incorporated by Reference from the Company's Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 17, 2008.
*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: August 1, 2008	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: August 1, 2008	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer