Form 10-Q
period 2008-10-30
CFS BANCORP INC
filed 2008-10-31
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

The Registrant had 10,676,483 shares of Common Stock issued and outstanding as of October 29, 2008.

CFS BANCORP, INC.

                       Exhibit 31.1
                    Exhibit 31.2
                 Exhibit 32.0

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$16,328	$25,825
Interest-bearing deposits	6,095	9,744
Federal funds sold	312	3,340
Cash and cash equivalents	22,735	38,909
Securities available-for-sale, at fair value	249,636	224,594
Securities held-to-maturity, at cost	3,500	3,940
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	742,298	793,136
Allowance for losses on loans	(8,664)	(8,026)
Net loans	733,634	785,110
Interest receivable	4,584	5,505
Other real estate owned	3,347	1,162
Office properties and equipment	19,907	19,326
Investment in bank-owned life insurance	36,435	36,475
Other assets	14,511	10,079
Goodwill and intangible assets	1,185	1,234
Total assets	$1,113,418	$1,150,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$832,223	$863,272
Borrowed money	141,146	135,459
Advance payments by borrowers for taxes and insurance	7,009	3,341
Other liabilities	11,939	17,792
Total liabilities	992,317	1,019,864
Commitments and contingencies	–	–
Stockholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	–	–
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,676,483 and 10,705,510 shares outstanding	234	234
Additional paid-in capital	189,966	191,162
Retained earnings	91,696	97,029
Treasury stock, at cost; 12,616,732 and 12,583,856 shares	(155,717)	(154,895)
Treasury stock held in Rabbi Trust, at cost; 130,091 and 133,940 shares	(1,722)	(1,766)
Unallocated common stock held by Employee Stock Ownership Plan	(2,892)	(3,126)
Accumulated other comprehensive income (loss), net of tax	(464)	1,776
Total stockholders’ equity	121,101	130,414
Total liabilities and stockholders’ equity	$1,113,418	$1,150,278

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$10,739	$14,362	$34,823	$42,818
Securities	3,278	3,036	9,529	10,034
Other	347	468	1,358	2,149
Total interest income	14,364	17,866	45,710	55,001
Interest expense:
Deposits	4,058	6,516	14,300	19,829
Borrowed money	1,399	2,800	5,241	9,460
Total interest expense	5,457	9,316	19,541	29,289
Net interest income	8,907	8,550	26,169	25,712
Provision for losses on loans	1,441	884	9,355	1,197
Net interest income after provision for losses on loans	7,466	7,666	16,814	24,515
Non-interest income:
Service charges and other fees	1,640	1,786	4,544	5,025
Card-based fees	408	382	1,203	1,104
Commission income	88	40	281	107
Security gains (losses), net	(3,470)	(1)	(3,983)	9
Other asset gains, netother assets	11	3	8	13
Income from bank-owned life insurance	349	404	1,129	1,212
Other income	124	228	445	674
Total non-interest income	(850)	2,842	3,627	8,144
Non-interest expense:
Compensation and employee benefits	4,510	4,343	13,025	14,005
Net occupancy expense	865	766	2,406	2,213
Furniture and equipment expense	562	557	1,656	1,657
Data processing	387	540	1,329	1,669
Professional fees	379	240	865	1,200
Marketing	289	214	675	615
Amortization of core deposit intangibles	16	16	49	49
Other general and administrative expenses	1,667	1,349	4,399	3,953
Total non-interest expense	8,675	8,025	24,404	25,361
Income (loss) before income taxes	(2,059)	2,483	(3,963)	7,298
Income tax expense (benefit)	(1,020)	587	(2,408)	1,808
Net income (loss)	$(1,039)	$1,896	$(1,555)	$5,490

Per share data:
Basic earnings (loss) per share	$(0.10)	$0.18	$(0.15)	$0.52
Diluted earnings (loss) per share	(0.10)	0.18	(0.15)	0.50
Cash dividends declared per share	0.12	0.12	0.36	0.36
Weighted-average shares outstanding	10,269,945	10,460,716	10,315,899	10,591,832
Weighted-average diluted shares outstanding	10,406,919	10,741,093	10,539,043	10,892,853

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Stockholders' Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP	Accum-ulated Other Compre-hensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2007	$234	$190,825	$94,344	$(149,735)	$(3,564)	$(298)	$131,806
Net Income	–	–	5,490	–	–	–	5,490
Comprehensive income: Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax	–	–	–	–	–	1,244	1,244
Total comprehensive income	–	–	–	–	–	–	6,734
Purchase of treasury stock	–	–	–	(7,837)	–	–	(7,837)
Net purchases of Rabbi Trust shares	–	–	–	(9)	–	–	(9)
Shares earned under ESOP	–	168	–	–	360	–	528
Amortization of restricted stock awards	–	48	–	–	–	–	48
Cumulative effect of change in accounting principle upon the adoption of FIN 48	–	–	240	–	–	–	240
Exercise of stock options	–	(161)	–	1,871	–	–	1,710
Tax benefit related to stock options exercised	–	206	–	–	–	–	206
Dividends declared on common stock ($0.36 per share)	–	–	(3,824)	–	–	–	(3,824)
Balance at September 30, 2007	$234	$191,086	$96,250	$(155,710)	$(3,204)	$946	$129,602

Balance at January 1, 2008	$234	$191,162	$97,029	$(156,661)	$(3,126)	$1,776	$130,414
Net loss	–	–	(1,555)	–	–	–	(1,555)
Comprehensive loss: Change in unrealized depreciation on available-for-sale securities, net of reclassification and tax	–	–	–	–	–	(2,240)	(2,240)
Total comprehensive loss	–	–	–	–	–	–	(3,795)
Purchase of treasury stock	–	–	–	(2,997)	–	–	(2,997)
Net purchases of Rabbi Trust shares	–	–	–	45	–	–	45
Shares earned under ESOP	–	64	–	–	234	–	298
Amortization of award under RRP	–	38	–	–	–	–	38
Forfeiture of RRP award	–	11	–	(11)	–	–	–
Unearned compensation restricted stock awards	–	(1,555)	–	1,555	–	–	–
Exercise of stock options	–	200	–	630	–	–	830
Tax benefit related to stock options exercised	–	46	–	–	–	–	46
Dividends declared on common stock ($0.36 per share)	–	–	(3,778)	–	–	–	(3,778)
Balance at September 30, 2008	$234	$189,966	$91,696	$(157,439)	$(2,892)	$(464)	$121,101

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
	Nine Months Ended September 30,

	2008	2007
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(1,555)	$5,490
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on loans	9,355	1,197
Depreciation and amortization	1,312	1,274
Premium amortization on the early extinguishment of debt	1,246	3,689
Net premium amortization on securities available-for-sale	(871)	(476)
Deferred income tax (benefit) expense	(2,746)	2,204
Tax benefit from exercises of non-qualified stock options	(46)	(206)
Amortization of cost of stock benefit plans	336	576
Proceeds from sale of loans held-for-sale	45	8,973
Origination of loans held-for-sale	–	(8,850)
Securities (gains) losses, net	3,983	(9)
Other asset gains, net	(8)	(13)
Net increase in cash surrender value of bank-owned life insurance	(1,129)	(1,212)
Decrease (increase) in other assets	126	(3,226)
(Decrease) increase in other liabilities	(5,505)	3,738
Net cash provided by operating activities	4,543	13,149

INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	1,992	65,236
Proceeds from maturities and paydowns	55,464	78,884
Purchases	(89,128)	(75,315)
Securities, held-to-maturity:
Proceeds from maturities and paydowns	440	–
Net loan fundings and principal payments received	39,944	(32,800)
Proceeds from sales of loans and loan participations	–	11,988
Proceeds from sale of real estate owned	263	521
Proceeds from bank-owned life insurance	1,169	1,036
Purchases of property and equipment	(1,844)	(2,605)
Net cash provided by investing activities	8,300	46,945

FINANCING ACTIVITIES
Proceeds from exercise of stock options	830	1,710
Tax benefit from exercises of non-qualified stock options	46	206
Dividends paid on common stock	(3,895)	(4,006)
Purchase of treasury stock	(2,997)	(7,837)
Net disposition (purchase) of Rabbi Trust shares	45	(9)
Net decrease in deposit accounts	(31,155)	(47,366)
Net increase in advance payments by borrowers for taxes and insurance	3,668	3,445
Increase (decrease) in short-term borrowings	14,652	(9,559)
Proceeds from Federal Home Loan Bank debt	75,000	7,000
Repayments of Federal Home Loan Bank debt	(85,211)	(42,197)
Net cash flows used for financing activities	(29,017)	(98,613)
Decrease in cash and cash equivalents	(16,174)	(38,519)
Cash and cash equivalents at beginning of period	38,909	67,167
Cash and cash equivalents at end of period	$22,735	$28,648

Supplemental disclosures:
Loans transferred to real estate owned	$2,480	$1,321
Cash paid for interest on deposits	14,532	19,805
Cash paid for interest on borrowings	4,030	5,850
Cash paid for taxes	800	1,400

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of September 30, 2008 and for the nine months ended September 30, 2008 and September 30, 2007 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results expected for the full year ending December 31, 2008.  The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles.  The September 30, 2008 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K.  The condensed consolidated statement of condition of the Company as of December 31, 2007 has been derived from the audited consolidated statement of condition as of that date.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  These estimates, judgments and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided.  The determination of the allowance for losses on loans, valuations and impairments of securities and the accounting for income tax expense are highly dependent on management’s estimates, judgments and assumptions where changes in any of those could have a significant impact on the financial statements.

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the third quarter of 2008.

		Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale	$249,636	$–	$224,786	$24,850

Securities available-for-sale are measured at fair value on a recurring basis.  Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs.  The pricing provider utilizes evaluated pricing models that vary based on asset class.  These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing.  In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.   Changes in the fair market value of the Company’s securities available-for-sale are recorded in other comprehensive income.

Level 3 models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value.  As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities.

      The Company determined that Level 3 pricing models should be utilized for valuing its investments in pooled trust preferred securities.  Management determined that an orderly and active market for these securities did not exist based on a significant reduction in trading volume and widening spreads during the third quarter of 2008.  Representations made by the primary dealer of these securities indicated that trading in these securities during the third quarter was limited to distressed sales or liquidations.  During the third quarter, bid/ask spreads on these securities climbed as high as $25.00 from bid/ask spreads of less than $1.00 from when securities were actively traded.

All of the pooled trust preferred securities held by the Company are “Super Senior” and are rated AAA.  Each of the securities held has at least one AAA-rated subordinate tranche and several other subordinate tranches supporting the Company’s “Super Senior” tranches.  Interest payments are current on all of the securities held.  Principal returns are increasingly directed to senior tranches as deferrals and defaults on the underlying collateral increase.  Based on externally produced analysis, the Company estimates that project defaults would need to exceed 75% on the underlying collateral before its principal investment is at risk.

The Company’s internal model estimates expected future cash flows discounted using a rate management believes is representative of current market conditions.  In determining expected cash flows, the Company assumed any defaulted underlying issues will not have any recovery and underlying issues that are currently deferring or in receivership or conservatorship will eventually default and not have any recovery.  In addition, the Company’s internal model estimates cash flows to maturity and assumes no early redemptions of principal due to call options or successful auctions.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated statement of condition using Level 3 inputs:

Available-for-sale Securities
(Dollars in thousands)
Beginning balance	$–
Total realized and unrealized gains and losses:	–
Included in net income	–
Included in accumulated other comprehensive income	–
Purchases, issuances and settlements	–
Transfers in and/or out of Level 3	24,850
Ending balance	$24,850

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the three months ended September 30, 2008.

Fair Value Measurements Using
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands)
Impaired loans	$ 29,825	$ –	$ –	$ 29,825

Fair value measurements for impaired loans are performed pursuant to Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the third quarter of 2008.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property and other factors.  The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $2.6 million and $9.5 million, respectively, for the three and nine months ended September 30, 2008.  This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in current earnings.

The adoption of SFAS 159 permits entities to elect to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) at specified election dates.  At each subsequent reporting date, an entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  The objective of the statement is to provide entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply complex accounting provisions.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Net income (loss)	$(1,039)	$1,896	$(1,555)	$5,490

Weighted-average common shares outstanding	10,269,945	10,460,716	10,315,899	10,591,832
Weighted-average common share equivalents	136,974	280,377	223,144	301,021
Weighted-average common shares and common share equivalents outstanding	10,406,919	10,741,093	10,539,043	10,892,853

Basic earnings (loss) per share	$(0.10)	$0.18	$(0.15)	$0.52
Diluted earnings (loss) per share	(0.10)	0.18	(0.15)	0.50

Number of anti-dilutive stock options excluded fromthe diluted earnings per share calculation	1,076,000	206,000	498,000	76,000
Weighted-average exercise price of anti-dilutiveoption shares	$12.38	$14.65	$12.99	$14.66

4.	Share-Based Compensation

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

The Equity Incentive Plan authorizes the issuance of 270,000 shares of common stock of the Company.  In addition, the 32,000 shares that had not yet been issued under the 2003 Stock Option Plan plus any shares subject to outstanding stock options under the 2003 Stock Option Plan that lapse or are unexercised at the end of the option term will be available for any type of stock-based awards in the future under the Equity Incentive Plan.  Since January 1, 2008, there were a total of 22,500 stock options that lapsed under the 2003 Stock Option Plan, and these shares are eligible for awards under the Equity

Incentive Plan.  No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year.  At September 30, 2008, 212,574 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

During the third quarter of 2008, the Compensation Committee of the Board of Directors granted service based awards under the Equity Incentive Plan.  A total of 10,792 shares of restricted stock were granted to Directors and one key employee of the Company.  The Company reissued treasury shares to satisfy the restricted stock awards.

The weighted average fair market value of the restricted stock awards granted in the third quarter of 2008 was $11.70 per share and totaled $126,000.  These restricted stock awards vest 33%, 33% and 34% on May 1, 2010, 2011 and 2012, respectively.  The expense for these awards is being recorded over their requisite service period which is 45 months from the date of grant.  The Company estimates the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted.

The compensation expense related to restricted stock for the three months ended September 30, 2008 and 2007 totaled $37,000 and $12,000, respectively.  The compensation expense for the nine months ended September 30, 2008 and 2007 was $69,000 and $36,000, respectively.  At September 30, 2008, the remaining unamortized cost of the restricted stock awards is reflected as a reduction in additional paid-in capital and totaled $1.6 million.  This cost is expected to be recognized over a weighted-average period of 3.6 years which is subject to the actual number of shares earned and vested.

The following table presents the activity for restricted stock for the nine months ended September 30, 2008.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2007	2,610	$13.87
Granted	110,926	14.02
Vested	(2,505)	13.84
Forfeited	–	–
Unvested as of September 30, 2008	111,031	$14.02

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

      The following table presents the activity under the Company’s stock option plans for the nine months ended September 30, 2008.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2008	1,253,295	$12.23
Granted	–	–
Exercised	(67,050)	12.39
Forfeited	(46,000)	13.62
Options outstanding at September 30, 2008	1,140,245	$12.16
Options exercisable at September 30, 2008	1,140,245	$12.16

For stock options outstanding at September 30, 2008, the range of exercise prices was $8.44 to $14.76 and the weighted-average remaining contractual term was 3.4 years.

At September 30, 2008, the aggregate intrinsic value of options outstanding totaled $49,000.  This value represents the difference between the Company’s closing stock price on the last day of trading for the three months ended September 30, 2008 and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on September 30, 2008.

The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $135,000 and $563,000, respectively.  The exercise of options during the nine months ended September 30, 2008 and 2007 resulted in cash receipts of $830,000 and $1.7 million and a tax benefit of $46,000 and $206,000, respectively.

The Company reissues treasury shares to satisfy option exercises.

5.	Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$(7,504)	$1,984
Related tax (expense) benefit	2,769	(735)
Net	(4,735)	1,249
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses)	(3,983)	9
Related tax (expense) benefit	1,488	(4)
Net	(2,495)	5
Total other comprehensive income (loss)	$(2,240)	$1,244

6.	Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS 141 (revised 2007), Business Combinations (SFAS 141R).  SFAS 141R established principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations where the acquisition date is on or after fiscal years beginning after December 15, 2008.  SFAS 141R is expected to have an impact on the Company’s accounting for any business combinations closing on or after January 1, 2009.

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

Overview

Unprecedented market conditions during the quarter continued to present unforeseen challenges to the Company, the entire financial services sector and the economy in general.  The Company, however, continues to improve its financial results related to its core operations.  Its liquidity, financial flexibility and capital remain strong.

The Bank’s risk-based capital increased to 14.38 % from 13.93% at December 31, 2007 and continues to be in excess of the regulatory requirements to be considered “adequately capitalized” and “well-capitalized” of 8% and 10%, respectively.  At September 30, 2008, the Bank’s risk-based capital was $37.0 million in excess of amounts required by regulatory agencies to be “well-capitalized.”  .

The Bank’s Tier 1 capital also continues to be in excess of the regulatory requirements to be considered “adequately capitalized” and “well-capitalized” of 4% and 5%, respectively.  At September 30, 2008, the Bank’s Tier 1 capital was 10.15% and was $57.2 million in excess of the amounts required by regulatory agencies to be “well-capitalized.”

The Company’s net interest margin expanded 40 basis points to 3.47% for the three months ended September 30, 2008 from 3.07% for the comparable 2007 period and expanded 31 basis points to 3.31% for the nine months ended September 30, 2008 from 3.00% for the comparable 2007 period.  The expansion of the net interest margin resulted from decreases in short-term interest rates which decreased the Company’s cost of deposits and borrowed money.

The financial results of the Company for the third quarter of 2008 were negatively impacted by a $3.5 million other-than-temporary impairment (OTTI) charge on its Fannie Mae and Freddie Mac preferred stock investments and a $1.4 million provision for losses on loans.  As such, the Company reported a net loss for the third quarter of 2008 of $1.0 million or a loss per share of $0.10.  Net income for the third quarter of 2007 was $1.9 million and diluted earnings per share was $0.18.  The OTTI charge and provision for losses on loans reduced net income by $3.1 million and diluted earnings per share by $0.30.  For the nine months ended September 30, 2008, the Company’s net loss was $1.6 million resulting in a loss per share of $0.15 compared to net income of $5.5 million and diluted earnings per share of $0.50 for the 2007 period.

The Company’s provision for losses on loans increased to $1.4 million for the third quarter of 2008 compared to $884,000 for the 2007 period.  The increase reflects increased risks inherent in the loan portfolio in light of deteriorating real estate market conditions and lack of activity in housing and land development.  Net charge-offs for the third quarter of 2008 totaled $3.2 million which included partial charge-offs of $3.0 million related to two impaired loan relationships totaling $9.2 million collateralized by land or commercial real estate which had previously identified impairment reserves of $2.2 million.

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

The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for December 31, 2007.  These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in the Company’s financial statements.  Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.  Management currently views the determination of the allowance for losses on loans, valuations and impairments of securities and the accounting for income taxes to be critical accounting policies.

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

The second component of the allowance for losses on loans contains allocations for probable losses that have been identified relating to specific borrowing relationships pursuant to SFAS No. 114.  This component consists of expected losses resulting in specific credit allocations for individual loans not considered within the above mentioned loan pools.  The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

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

Securities.  Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not effect earnings until realized.

The fair values of the Company’s securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs.  Certain of the Company’s fair values of securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the securities.  These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value.  As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities.

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

	Three Months Ended September 30,
	2008			2007
	Average Balance	Interest	AverageYield/Cost	Average Balance	Interest	AverageYield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$728,312	$10,739	5.87%	$815,081	$14,362	6.99%
Securities (2)	261,574	3,278	4.90	251,463	3,036	4.72
Other interest-earning assets (3)	31,143	347	4.43	39,691	468	4.68
Total interest-earning assets	1,021,029	14,364	5.60	1,106,235	17,866	6.41

Non-interest earning assets	82,098			78,313
Total assets	$1,103,127			$1,184,548

Interest-bearing liabilities:
Deposits:
Checking accounts	$104,159	141	0.54	$97,737	218	0.88
Money market accounts	181,771	887	1.94	167,068	1,390	3.30
Savings accounts	122,037	140	0.46	139,438	245	0.70
Certificates of deposit	367,993	2,890	3.12	400,990	4,663	4.61
Total deposits	775,960	4,058	2.08	805,233	6,516	3.21

Borrowed money:
Other short-term borrowings (4)	29,140	129	1.76	19,139	200	4.15
FHLB debt (5)(6)	94,118	1,270	5.28	147,153	2,600	6.91
Total borrowed money	123,258	1,399	4.44	166,292	2,800	6.59
Total interest-bearing liabilities	899,218	5,457	2.41	971,525	9,316	3.80
Non-interest bearing deposits	63,418			66,043
Non-interest bearing liabilities	17,298			18,112
Total liabilities	979,934			1,055,680
Stockholders' equity	123,193			128,868
Total liabilities and stockholders' equity	$1,103,127			$1,184,548
Net interest-earning assets	$121,811			$134,710
Net interest income / interest rate spread		$8,907	3.19%		$8,550	2.61%
Net interest margin			3.47%			3.07%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.55%			113.87%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank (FHLB) stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2008 period includes an average of $94.6 million of contractual FHLB borrowings reduced by an average of $531,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $270,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 4.44% compared to an average contractual rate of 3.54%.

(6)
The 2007 period includes an average of $150.2 million of contractual FHLB borrowings reduced by an average of $3.1 million of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $1.1 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 6.59% compared to an average contractual rate of 3.99%.

	Nine Months Ended September 30,
	2008			2007
	AverageBalance	Interest	AverageYield/Cost	AverageBalance	Interest	AverageYield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$752,672	$34,823	6.18%	$805,831	$42,818	7.10%
Securities (2)	251,608	9,529	4.98	282,244	10,034	4.69
Other interest-earning assets (3)	50,492	1,358	3.59	57,435	2,149	5.00
Total interest-earning assets	1,054,772	45,710	5.79	1,145,510	55,001	6.42

Non-interest earning assets	85,156			77,897
Total assets	$1,139,928			$1,223,407

Interest-bearing liabilities:
Deposits:
Checking accounts	$105,791	498	0.63	$100,354	729	0.97
Money market accounts	187,363	3,152	2.25	178,252	4,549	3.41
Savings accounts	123,822	465	0.50	145,837	721	0.66
Certificates of deposit	374,514	10,185	3.63	402,156	13,830	4.60
Total deposits	791,490	14,300	2.41	826,599	19,829	3.21

Borrowed money:
Other short-term borrowings (4)	25,323	367	1.94	20,771	655	4.22
FHLB debt (5)(6)	115,575	4,874	5.54	165,940	8,805	7.00
Total borrowed money	140,898	5,241	4.89	186,711	9,460	6.68
Total interest-bearing liabilities	932,388	19,541	2.80	1,013,310	29,289	3.86
Non-interest bearing deposits	62,357			63,438
Non-interest bearing liabilities	16,597			16,723
Total liabilities	1,011,342			1,093,471
Stockholders' equity	128,586			129,936
Total liabilities and stockholders' equity	$1,139,928			$1,223,407
Net interest-earning assets	$122,384			$132,200
Net interest income / interest rate spread		$26,169	2.99%		$25,712	2.56%
Net interest margin			3.31%			3.00%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.13%			113.05%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2008 period includes an average of $116.5 million of contractual FHLB borrowings reduced by an average of $929,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $1.2 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 4.89% compared to an average contractual rate of 3.54%.

(6)
The 2007 period includes an average of $170.2 million of contractual FHLB borrowings reduced by an average of $4.3 million of unamortized premium on the early extinguishment of debt.  Interest expense on borrowed money includes $3.7 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 6.68% compared to an average contractual rate of 3.99%.

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

	Three Months Ended September 30,
	2008 compared to 2007
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,343)	$(1,529)	$249	$(3,623)
Securities	115	122	5	242
Other interest-earning assets	(26)	(101)	6	(121)
Total net change in income on interest- earning assets	(2,254)	(1,508)	260	(3,502)
Interest-bearing liabilities:
Deposits:
Checking accounts	(85)	14	(6)	(77)
Money market accounts	(574)	122	(51)	(503)
Savings accounts	(85)	(31)	11	(105)
Certificates of deposit	(1,514)	(384)	125	(1,773)
Total deposits	(2,258)	(279)	79	(2,458)
Borrowed money:
Other short-term borrowings	(116)	105	(60)	(71)
FHLB debt	(614)	(937)	221	(1,330)
Total borrowed money	(730)	(832)	161	(1,401)
Total net change in expense on interest- bearing liabilities	(2,988)	(1,111)	240	(3,859)
Net change in net interest income	$734	$(397)	$20	$357

	Nine Months Ended September 30,
	2008 compared to 2007
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,535)	$(2,825)	$365	$(7,995)
Securities	655	(1,089)	(71)	(505)
Other interest-earning assets	(604)	(260)	73	(791)
Total net change in income on interest- earning assets	(5,484)	(4,174)	367	(9,291)
Interest-bearing liabilities:
Deposits:
Checking accounts	(256)	39	(14)	(231)
Money market accounts	(1,551)	233	(79)	(1,397)
Savings accounts	(173)	(109)	26	(256)
Certificates of deposit	(2,893)	(951)	199	(3,645)
Total deposits	(4,873)	(788)	132	(5,529)
Borrowed money:
Other short-term borrowings	(354)	144	(78)	(288)
FHLB debt	(1,807)	(2,672)	548	(3,931)
Total borrowed money	(2,161)	(2,528)	470	(4,219)
Total net change in expense on interest- bearing liabilities	(7,034)	(3,316)	602	(9,748)
Net change in net interest income	$1,550	$(858)	$(235)	$457

Analysis of Statements of Income

Net Interest Margin.  The Company’s net interest margin for the three months ended September 30, 2008 increased 40 basis points to 3.47% from 3.07% for the comparable 2007 period.  The Company’s net interest margin for the nine months ended September 30, 2008 increased 31 basis points to 3.31% from 3.00% for the comparable period in 2007.  Although the decrease in the prime lending rate from 7.75% to 5.0% since September 2007 has negatively impacted rates earned on interest-earning assets, the Company was able to expand its margin through a decrease in the cost of the Company’s interest-bearing deposit accounts and its short-term borrowings for the 2008 periods.  In addition, interest expense was favorably impacted by the decrease in the amount of interest expense related to the amortization of the deferred premium on the early extinguishment of Federal Home Loan Bank (FHLB) debt.

Interest Income.  The Company’s interest income decreased to $14.4 million for the three months ended September 30, 2008 compared to $17.9 million for the comparable period in 2007.  For the nine months ended September 30, 2008, the Company’s interest income decreased to $45.7 million from $55.0 million for the comparable period in 2007.  The weighted-average yield on interest-earning assets decreased 81 and 63 basis points to 5.60% and 5.79%, respectively, for the three and nine months ended September 30, 2008 when compared to the same periods in 2007.  The decreases were primarily a result of the impact of prime lending rate reductions on adjustable-rate assets, increases in the levels of the Company’s non-performing loans and decreases in the average balances of interest-earning assets.  Interest-earning assets decreased during the 2008 periods as a result of (i) the Company utilizing proceeds from security sales and maturities and other interest-earning assets to fund the repayment of maturing FHLB debt and Company stock repurchases and (ii) the managed run-off of single-service, high-rate certificates and a decrease in the balance of savings accounts as depositors sought higher yields in alternative investment products.

Interest Expense.  The Company’s total interest expense decreased to $5.5 million and $19.5 million, respectively, for the three and nine months ended September 30, 2008 from $9.3 million and $29.3 million, respectively, for the comparable 2007 periods.  The decreases for the 2008 periods were primarily related to decreases in the Company’s cost of funds and in the average balances of interest-bearing liabilities.  The Company’s interest expense on deposits and short-term borrowings was positively impacted by lower interest rates during 2008.

Interest expense on deposit accounts was $4.1 million and $14.3 million, respectively, for the three and nine months ended September 30, 2008.  The average cost of interest-bearing deposits decreased 113 basis points and 80 basis points, respectively, for the three and nine months ended September 30, 2008 from the comparable 2007 periods due to the decrease in general market rates coupled with decreases of 3.6% and 4.2%, respectively, in the average balance of interest-bearing deposits for the three and nine months ended September 30, 2008 which was primarily the result of decreases in the average balance of savings and certificate of deposit accounts.

The Company’s cost of borrowings decreased to 4.44% and 4.89%, respectively, for the three and nine months ended September 30, 2008 from 6.59% and 6.68% for the comparable 2007 periods.  The decreases were primarily the result of decreases in the amortization of the deferred premium on the Company’s early extinguishment of FHLB debt (Premium Amortization) that is included in the Company’s total interest expense on borrowings.  The Premium Amortization adversely impacted the Company’s net interest margin by 11 basis points and 38 basis points, respectively, for the three months ended September 30, 2008 and 2007.  For the nine months ended September 30, 2008 and 2007, the Premium Amortization adversely impacted net interest margin by 38 and 43 basis points, respectively.  The Company’s interest expense on borrowings is detailed in the tables below for the periods indicated.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$129	$200	(35.5)%	$367	$655	(44.0)%
Interest expense on FHLB borrowings at contractual rates	1,000	1,538	(35.0)	3,628	5,116	(29.1)
Amortization of deferred premium	270	1,062	(74.6)	1,246	3,689	(66.2)
Total interest expense on borrowings	$1,399	$2,800	(50.0)	$5,241	$9,460	(44.6)

The interest expense related to the premium amortization on the early extinguishment of debt continues to have a smaller impact on the Company’s weighted-average cost of interest-bearing liabilities and is expected to be $206,000, $72,000, $61,000 and $24,000 before taxes in the quarters ending December 31, 2008, March 31, June 30, and September 30, 2009, respectively.

Provision for losses on loans.  The Company’s provision for losses on loans was $1.4 million for the three months ended September 30, 2008 compared to $884,000 for the same period in 2007.  The Company’s provision for losses on loans was $9.4 million compared to $1.2 million, respectively, for the nine months ended September 30, 2008 and 2007.  For additional information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest income.  The following table identifies the changes in non-interest income for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Service charges and other fees	$1,640	$1,786	(8.2)%	$4,544	$5,025	(9.6)%
Card-based fees	408	382	6.8	1,203	1,104	9.0
Commission income	88	40	120.0	281	107	162.6
Subtotal fee based revenues	2,136	2,208	(3.3)	6,028	6,236	(3.3)
Income from bank-owned life insurance	349	404	(13.6)	1,129	1,212	(6.8)
Other income	124	228	(45.6)	445	674	(34.0)
Subtotal	2,609	2,840	(8.1)	7,602	8,122	(6.4)
Security gains (losses), net	(3,470)	(1)	NM	(3,983)	9	NM
Other asset gains, net	11	3	NM	8	13	NM
Total non-interest income	$(850)	$2,842	(129.9)%	$3,627	$8,144	(55.5)%

The Company’s service charges and other fees decreased during the 2008 periods from the comparable 2007 periods due to a reduced volume of overdrafts.  Card-based fees increased during the 2008 periods due to increases of 6.0% and 6.7%, respectively, in the number of ATM and debit card transactions from the 2007 periods.  Commission income from the Company’s third-party service provider for the sale of investment products increased due to increased sales volumes of non-deposit products.  Other income decreased during the 2008 periods primarily due to the absence of gains on the sales of one-to-four family mortgage loans to the secondary market because the Company began retaining one-to-four family mortgage loans in its loan portfolio during 2008.  Total non-interest income for the 2008 periods was negatively affected by the other-than-temporary impairment of $3.5 million on the Company’s investment in Fannie Mae and Freddie Mac preferred stock.

Non-interest expense.  The following table identifies the changes in non-interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2008	2007	% Change	2008	2007	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,789	$3,784	0.1%	$11,266	$12,396	(9.1)%
Retirement and stock related compensation	365	289	26.3	654	855	(23.5)
Medical and life benefits	345	250	38.0	1,020	675	51.1
Other employee benefits	11	20	45.0	85	79	7.6
Subtotal compensation and employee benefits	4,510	4,343	3.8	13,025	14,005	(7.0)
Net occupancy expense	865	766	12.9	2,406	2,213	8.7
Furniture and equipment expense	562	557	0.9	1,656	1,657	0.1
Data processing	387	540	(28.3)	1,329	1,669	(20.4)
Professional fees	379	240	57.9	865	1,200	(27.9)
Marketing	289	214	35.0	675	615	9.8
Other general and administrative expense	1,683	1,365	23.3	4,448	4,002	11.1
Total non-interest expense	$8,675	$8,025	8.1%	$24,404	$25,361	(3.8)%

Compensation and mandatory benefits expense decreased during the nine months ended September 30, 2008 as a result of the reduction in the Company’s full-time-equivalent employees from 360 at December 31, 2006 to 310 at September 30, 2008 and the absence of non-recurring separation costs of $280,000 from the first quarter of 2007.  Retirement and stock related compensation increased during the three month period ended September 30, 2008 due to an increase in pension and ESOP related expenses.  Retirement and stock related expense decreased for the nine month period as a result of the decrease in the Company’s stock price to $9.25 at September 30, 2008 from $11.79 at June 30, 2008 and $14.69 at December 31, 2007 resulting in the quarterly revaluation of 130,091 shares of the Company’s common stock held in Rabbi Trust deferred compensation plans.  The deferred compensation liability under these plans is adjusted with a corresponding charge (or credit) to compensation expense to reflect the changes in the fair value of the amount owed to participant employees.  Medical and Life Benefits increased for the three and nine month periods primarily due to 9.0% and 20.3% increases, respectively, in medical claims.

Data processing charges decreased during the 2008 periods.  The Company renegotiated its core processing agreement during the second quarter of 2008 which reduces base processing expenses approximately 22%.  Professional fees increased for the three months ended September 30, 2008 compared to the same period in 2007 due to increased legal services related to general corporate and employee benefits matters during the quarter.  Professional fees decreased for the nine months ended September 30, 2008 due to the absence of consulting fees associated with the 2007 implementation of the Company’s customer-centric relationship management program and 2007 legal expenses relating to the Bank’s benefits plan, the reduction in its workforce and new SEC proxy disclosure requirements.

The Company’s efficiency ratio for the third quarter of 2008 increased to 107.7% from 70.4% for 2007 period.  The third quarter ratio was negatively impacted by the impairment charge on Fannie Mae and Freddie Mac preferred stock coupled with the increases in non-interest expense as previously discussed.  The Company’s core efficiency ratio was 73.6% for the third quarter of 2008 compared to

64.4% for the 2007 period.  The core efficiency ratio was negatively impacted by the increased non-interest expense.  The Company’s efficiency ratio and core efficiency ratios for the nine months ended September 30, 2008 were 81.9% and 69.7%, respectively, compared to 74.9% and 67.6% for the 2007 periods.  The ratios for the nine month period were positively impacted by lower non-interest expense.  The Company’s efficiency and core efficiency ratios for the three and nine months ended September 30, 2008 and 2007 are presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Efficiency ratio:
Non-interest expense	$8,675	$8,025	$24,404	$25,361
Net interest income plus non-interest income	$8,057	$11,392	$29,796	$33,856
Efficiency ratio	107.7%	70.4%	81.9%	74.9%
Core efficiency ratio:
Non-interest expense	$8,675	$8,025	$24,404	$25,361
Net interest income plus non-interest income	$8,057	$11,392	$29,796	$33,856
Adjustments:
Security (gains) losses, net	3,470	1	3,983	(9)
Other asset gains, net	(11)	(3)	(8)	(13)
Amortization of deferred premium on the early extinguishment of debt	270	1,062	1,246	3,689
Net interest income plus non-interest income – as adjusted	$11,786	$12,452	$35,017	$37,523
Core efficiency ratio	73.6%	64.4%	69.7%	67.6%

Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and operating efficiency.  The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of non-interest income and net interest income before the provision for losses on loans.  Many financial institutions, in calculating the efficiency ratio, adjust non-interest income (as calculated under GAAP) to exclude certain component elements, such as gains or losses on sales of securities and assets.  Management follows this practice to calculate its core efficiency ratio and utilizes this non-GAAP measure in its analysis of the Company’s performance.  The core efficiency ratio is different from the GAAP-based efficiency ratio.  The GAAP-based measure is calculated using non-interest expense, net interest income before the provision for losses on loans and non-interest income as presented in the consolidated statements of income.

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

Income Tax Expense.  The Company recognized an income tax benefit for the third quarter of 2008 totaling $1.0 million compared to income tax expense of $587,000 for the 2007 period.  The income tax benefit for the nine months ended September 30, 2008 was $2.4 million compared to income tax expense of $1.8 million for the comparable 2007 period.  The decrease in the tax expense was primarily due to the Company’s pre-tax losses for the 2008 periods when compared to 2007.  Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the Company will realize the recorded tax benefit associated with its deferred tax assets.  As a result, no valuation reserve has been recorded.

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

At September 30, 2008 and December 31, 2007, the Company had held-to-maturity securities with an amortized cost of $3.5 million and $3.9 million, respectively, invested in state and municipal securities.  The securities had $39,000 and $38,000, respectively, in gross unrecognized holding gains at September 30, 2008 and December 31, 2007.

The amortized cost of the Company’s securities available-for-sale and their fair values were as follows at the dates indicated:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At September 30, 2008:
Government sponsored entity (GSE) securities	$104,883	$2,681	$–	$107,564
Mortgage-backed securities	11,141	46	(170)	11,017
Collateralized mortgage obligations	78,127	625	(808)	77,944
Commercial mortgage-backed securities	28,127	29	(177)	27,979
Pooled trust preferred securities	27,807	–	(2,957)	24,850
Equity securities	282	–	–	282
	$250,367	$3,381	$(4,112)	$249,636

At December 31, 2007:
Government sponsored entity (GSE) securities	$140,301	$2,859	$(14)	$143,146
Mortgage-backed securities	12,587	15	(39)	12,563
Collateralized mortgage obligations	56,672	525	(17)	57,180
Pooled trust preferred securities	8,900	–	–	8,900
Equity securities	3,344	5	(544)	2,805
	$221,804	$3,404	$(614)	$224,594

As a result of opportunities created during 2008 by market imbalances associated with fears surrounding securities with mortgage related collateral or tied to the mortgage industry, the Company purchased over $6.1 million of agency issued collateralized mortgage obligations; $24.0 million of seasoned AAA-rated senior tranches of collateralized mortgage obligations; and $30.4 million of seasoned, senior, AAA-rated commercial mortgage-backed securities.  The Company also purchased $6.9 million of agency issued mortgage-backed securities and $21.1 million in deeply discounted, AAA-rated, super-senior pooled trust preferred securities during 2008.  The collateralized mortgage obligation portfolio is comprised of AAA-rated securities mainly backed by conventional residential mortgages, with 15-year, fixed-rate loans originated prior to 2005, low historical delinquencies, weighted-average credit scores in excess of 725 and loan-to-values under 50%.

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if OTTI exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in stockholders’ equity) and not recognized in income until the security is ultimately sold.

On September 7, 2008, the United States Treasury Department and the Federal Housing Finance Authority placed Fannie Mae and Freddie Mac into conservatorship.  This action caused the market value of the Company’s investment in Fannie Mae and Freddie Mac preferred stocks to decrease to $275,000 at September 30, 2008.  This decrease was determined by management to be other than temporary and resulted in an OTTI charge of $3.5 million for the third quarter of 2008.

At September 30, 2008, the remainder of the Company’s securities available-for-sale with an unrealized loss position was in management’s belief primarily due to differences in market interest rates coupled with an illiquid fixed-income market.  Management does not believe any of these securities are other-than-temporarily impaired.  At September 30, 2008, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans.  Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and construction loans:
Commercial real estate	$330,878	44.6%	$328,427	41.4%	0.7%
Construction and land development	88,186	11.9	128,584	16.2	(31.4)
Commercial and industrial	55,367	7.4	60,398	7.6	(8.3)
Total commercial and construction loans	474,431	63.9	517,409	65.2	(8.3)

Retail loans:
One-to-four family residential	207,212	27.9	212,598	26.8	(2.5)
Home equity lines of credit	59,049	8.0	60,326	7.6	(2.1)
Other	1,606	0.2	2,803	0.4	(42.7)
Total retail loans	267,867	36.1	275,727	34.8	(2.9)

Total loans receivable, net of unearned fees	$742,298	100.0%	$793,136	100.0%	(6.4)%

At September 30, 2008, the Company’s net loan portfolio included $184.6 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and another $275.1 million of variable-rate loans tied to other indices.

The Company’s total loans decreased $50.8 million, or 6.4%, to $742.3 million at September 30, 2008 from $793.1 million at December 31, 2007 primarily due to a $40.4 million, or 31.4%, decrease in construction and land development loans as the Company continues to reduce its exposure in this segment of the loan portfolio.

The Company has experienced increased loan production as a result of the realignment of its Business Banking team.  For the three months ended September 30, 2008, the Company originated $34.6 million of commercial loans, which included $4.2 million of commercial and industrial loans, $10.1 million of owner occupied commercial real estate loans and $20.3 million of other commercial real estate loans.  In addition, the Company originated $23.0 million of commercial lines of credit during the same period.   This activity resulted in an overall increase of $15.3 million in the Company’s commercial and construction loan portfolio since June 30, 2008.  At September 30, 2008, the Company had $56.3 million in the approved but not yet closed commercial loan pipeline, of which, $9.5 million are commercial and industrial and $18.6 million are owner-occupied commercial real estate loans and lines of credit.

The Bank has also invested, on a participating basis, in loans originated by other lenders and loan syndications.  The Bank has historically invested in these types of loans to supplement the direct origination of its commercial and construction loan portfolio.  Based on the Bank’s recent experience with marginal pricing, increased credit risk and decreasing collateral values in this segment, it is reducing its reliance on these types of loans and has not been involved in investing in any new participations or syndications during 2008.  The Company had participations and syndication loans outstanding at September 30, 2008 totaling $41.8 million in construction and land development loans and $34.9 million in loans secured by commercial real estate.  The Bank’s total participations and syndications by state are presented in the table below for the dates indicated.

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$37,393	47.9%	$39,459	47.8%	(5.2)%
Ohio	13,965	17.9	15,759	19.1	(11.4)
Indiana	13,210	16.9	11,361	13.8	16.3
Florida	6,289	8.1	7,375	8.9	(14.7)
Colorado	4,475	5.7	2,834	3.4	57.9
Texas	1,482	1.9	3,808	4.6	(61.1)
New York	1,229	1.6	1,957	2.4	(37.2)
Total participations and syndications	$78,043	100.0%	$82,553	100.0%	(5.5)%

The Company’s retail loans have decreased $7.9 million, or 2.9%, to $267.9 million at September 30, 2008 from $275.7 million at December 31, 2007.  The decrease is primarily related to the lack of activity in the housing market due to high levels of inventories and low levels of refinancing.  The Bank was not an active originator of sub-prime or “Alt-A” loans and has never originated option adjustable-rate mortgages or negative amortization loans.

Allowance for Losses on Loans.  The Company maintains the allowance for losses on loans at a level that management believes is sufficient to absorb credit losses inherent in the loan portfolio.  The allowance for losses on loans represents management’s estimate of inherent losses existing in the loan portfolio that are both probable and reasonable to estimate at each balance sheet date and is based on its review of available and relevant information.  While management believes that at September 30, 2008 the allowance for losses on loans was adequate, it is possible that further deterioration in the economy, devaluations of collateral held or requirements from regulatory agencies may require future provisions to the allowance.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$10,403	$10,624	$8,026	$11,184
Provision for losses on loans	1,441	884	9,355	1,197
Charge-offs	(3,246)	(246)	(8,833)	(1,281)
Recoveries	66	15	116	177
Balance at end of period	$8,664	$11,277	$8,664	$11,277

	September 30, 2008	December 31, 2007	September 30, 2007
Allowance for losses on loans	$8,664	$8,026	$11,277
Total loans receivable, net of unearned fees	742,298	793,136	820,832
Allowance for losses on loans to total loans	1.17%	1.01%	1.37%
Allowance for losses on loans to non-performing loans	18.13	27.11	34.50

The Company’s allowance for losses on loans was $8.7 million at September 30, 2008, $8.0 million at December 31, 2007 and $11.3 million at September 30, 2007.  The allowance for losses on loans to total loans increased to 1.17% at September 30, 2008 from 1.01% at December 31, 2007 and decreased from 1.37% at September 30, 2007.  The 2008 provision primarily reflects deteriorating market conditions (declines in collateral values) and lack of activity in residential housing and land development.  Net charge-offs for the third quarter of 2008 totaled $3.2 million which included partial charge-offs of $3.0 million on two impaired loan relationships totaling $9.2 million collateralized by land or commercial real estate which had previously identified impairment reserves of $2.2 million.

When management evaluates a non-performing collateral dependent loan and identifies a collateral shortfall, management will charge-off the collateral shortfall.  As a result, the Company is not required to maintain an allowance for losses on loans on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral.)  As such, the ratio of the allowance for losses on loans to total loans, the reserve ratio, and the ratio of the allowance for losses on loans to non-performing loans, the coverage ratio, are lower at September 30, 2008 when compared with December 31, 2007 as a result of $7.2 million of partial charge-offs on $18.3 million of collateral dependent non-performing loans and an increase in the level of non-performing loans.

The following table identifies the Company’s impaired loans and non-accrual loans as of the dates presented.  See the “Non-performing Assets” section in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the detailed classification of the Company’s total non-accrual loans.  During the third quarter of 2008, the Company identified as impaired four construction and land development loans totaling $9.1 million, three of which are to the same borrower totaling $4.2 million and required an impairment reserve of $279,000.  Along with these loans, the Company also identified as impaired two commercial real estate loans totaling $10.4 million, and established impairment reserves of $183,000 in the aggregate.  The increase in impaired loans reflects deteriorating collateral values and worsening economic conditions.  Also during the third quarter of 2008, the Company transferred one previously impaired loan totaling $2.4 million to other real estate owned and received a payoff on a $1.5 million land loan previously identified as impaired.  The Company also recorded partial charge-offs totaling $3.0 million on $18.5 million of identified impaired loans during the third quarter of 2008.

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$15,791	$10,190
With no valuation reserve required	27,398	14,441
Total impaired loans	43,189	24,631
Other non-accrual loans	4,610	4,969
Total non-accrual loans	$47,799	$29,600
Valuation reserve relating to impaired loans	$523	$1,202
Average outstanding impaired loans	28,973	20,675

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

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Non-accrual loans:
Commercial and construction loans:
Commercial real estate	$16,401	$9,605
Construction and land development	26,982	16,240
Commercial and industrial	330	281
Total commercial and construction loans	43,713	26,126

Retail loans:
One-to-four family residential	3,116	2,706
Home equity lines of credit	964	749
Other	6	19
Total retail loans	4,086	3,474
Total non-accruing loans	47,799	29,600
Other real estate owned, net	3,347	1,162
Total non-performing assets	51,146	30,762
90 days past due and still accruing interest	–	–
Total non-performing assets plus 90 days past due loans still accruing interest	$51,146	$30,762
Non-performing assets to total assets	4.59%	2.67%
Non-performing loans to total loans	6.44%	3.73%

  The Company’s non-performing loans increased $18.2 million to $47.8 million from December 2007 primarily as a result of a $10.7 million increase in non-performing construction and land development loans.  Of the total non-performing loans, the Company previously recorded partial charge-offs totaling $4.2 million which were necessary due to decreases in the related collateral values of these loans.

During the third quarter of 2008, the Company transferred four loans totaling $9.1 million to non-accrual status.  Partially offsetting this increase was the partial charge-off of a non-performing construction and land development loan totaling $1.6 million along with a payoff totaling $1.5 million of a partially charged-off non-accrual loan.  In addition, the Company transferred a $2.4 million non-performing construction and land development loan to other real estate owned.

Non-performing commercial real estate loans increased $6.8 million due to the transfer of three loans totaling $10.8 million to non-accrual status during the third quarter of 2008.  This increase was partially offset by the partial charge-offs totaling $1.5 million of three other non-performing commercial real estate loans.  There were no other significant changes to the Company’s non-performing assets.

The table below provides the detail for the Company’s non-accrual syndications and purchased participations by state as of the dates indicated.

	September 30, 2008	December 31, 2007	Change
	(Dollars in thousands)
Illinois	$20,502	$7,484	173.9%
Indiana	5,444	–	–
Florida	3,986	2,627	51.7
Texas	–	2,461	(100.0)
Total non-performing syndications and purchased participations	$29,932	$12,572	138.1
Percentage to total non-performing loans	62.6%	42.5%
Percentage to total syndications and purchased participations	38.4	15.2

Potential Problem Assets.  The Company’s potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to the Company’s internal loan grading system that do not meet the definition of a non-performing loan, totaled $6.8 million at September 30, 2008 and $4.4 million at December 31, 2007.  The increase from December 31, 2007 was a result of management downgrading one construction and land development loan totaling $2.8 million to substandard during the second quarter of 2008 due to concerns over the borrowers’ ability to fund the underlying project as originally intended.

Deposits and Borrowed Money.  The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered by the Bank at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$64,596	7.8%	$62,306	7.2%	3.7%
Interest-bearing	102,215	12.3	107,467	12.5	(4.9)
Money market accounts	171,492	20.6	171,470	19.9	0.0
Savings accounts	119,238	14.3	127,297	14.7	(6.3)
Core deposits	457,541	55.0	468,540	54.3	(2.3)
Certificates of deposit:
Less than $100,000	253,087	30.4	263,134	30.5	(3.8)
$100,000 or greater	121,595	14.6	131,598	15.2	(7.6)
Time deposits	374,682	45.0	394,732	45.7	(5.1)
Total deposits	$832,223	100.0%	$863,272	100.0%	(3.6)

Deposits decreased to $832.2 million at September 30, 2008 from $863.3 million at December 31, 2007.  The decrease was primarily a result of a $10.0 million decrease in municipal deposits and a $23.5 million decrease in non-municipal certificates of deposit.  Tightening liquidity in the financial services sector has increased interest rates paid on certificates of deposit and money market accounts and made balances in these types of accounts more vulnerable to above market rates paid by institutions facing liquidity issues.  The Company continues to be disciplined in pricing these deposits.

     The Company offers specific deposit agreements to local municipalities and other public entities.  The following table identifies the dollar amount of municipal deposits in each deposit category for the dates indicated.

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$767	1.5%	$1,028	1.6%	(25.4)%
Interest-bearing	7,208	13.7	13,022	20.9	(44.6)
Money market accounts	24,194	46.1	31,610	50.6	(23.5)
Core deposits	32,169	61.3	45,660	73.1	(29.5)
Certificates of deposit	20,335	38.7	16,803	26.9	21.0
Total municipal deposits	$52,504	100.0%	$62,463	100.0%	(15.9)%

In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in securities owned by the Bank.  The swept funds are not recorded as deposits by the Bank and instead are classified as other short-term borrowings which generally provide a lower-cost funding alternative for the Company as compared to FHLB advances.  At September 30, 2008, the Company had $19.9 million in Repo Sweeps of which $11.2 million were with municipalities and other public entities.  The Repo Sweeps are included in the below table and are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings.  The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

The Company’s borrowed money consisted of the following at the dates indicated:

	September 30, 2008		December 31, 2007
	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	1.60%	$19,927	3.42%	$18,014
Overnight federal funds purchased	2.80	18,740	4.50	6,000
Secured advances from FHLB – Indianapolis:
Maturing in 2008 – fixed-rate	3.93	32,000	3.89	72,000
Maturing in 2009 – fixed-rate	3.99	30,000	3.99	30,000
Maturing in 2010 – fixed-rate	3.22	15,000	–	–
Maturing in 2011 – fixed-rate	3.75	15,000	–	–
Maturing in 2014 – fixed-rate (1)	6.71	1,146	6.71	1,169
Maturing in 2018 – fixed-rate (1)	5.54	2,707	5.54	2,707
Maturing in 2019 – fixed-rate (1)	6.30	7,007	6.31	7,196
		102,860		113,072
Less: deferred premium on early extinguishment of debt		(381)		(1,627)
Net FHLB – Indianapolis advances		102,479		111,445
Total borrowed money		$141,146		$135,459
Weighted-average contractual interest rate	3.54%		4.06%

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

During the first quarter of 2008, the Company took advantage of a steepening yield curve and market imbalances and borrowed $60.0 million of FHLB debt and invested in higher yielding securities.  Subsequently, the Company has repaid $85.0 million of FHLB debt maturing during 2008 by utilizing its excess liquidity.  During the third quarter of 2008, the Company borrowed an additional $15.0 million of FHLB advances to fund increased loan originations.

At September 30, 2008, the Bank had two lines of credit with a maximum of $30.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing.  At September 30, 2008, the Bank had an outstanding balance of $18.7 million on these lines at a weighted-average rate of 2.80%.  The maximum amount borrowed pursuant to these lines was $27.0 million and the weighted-average rate paid during the quarter was 2.59%.

At September 30, 2008, the Company also had a $5.0 million revolving line of credit.  Each borrowing under the line of credit carries an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate, at the Company’s option.  The line of credit was obtained by the Company and is secured by all of the stock of the Bank held by the Company.  The Company has not borrowed any funds under this line of credit.  The line of credit matures on March 21, 2009.

Capital Resources.  The Company’s stockholders’ equity at September 30, 2008 was $121.1 million compared to $130.4 million at December 31, 2007.  The decrease was primarily due to:

•	cash dividends declared during 2008 totaling $3.8 million;
•	repurchases of shares of the Company’s common stock during 2008 totaling $3.0 million;
•	a decrease in accumulated other comprehensive income of $2.2 million; and
•	a net loss of $1.6 million.

The Company did not repurchase any of its common stock during the third quarter of 2008.  During the first six months of 2008, the Company repurchased 208,113 shares of its common stock at an average price of $14.40 per share, of which 81,388 were purchased pursuant to the repurchase plan approved in March 2008.  At September 30, 2008, the Company had 448,612 shares remaining to be repurchased under this plan.  Since its initial public offering, the Company has repurchased an aggregate of 14,054,160 shares of its common stock at an average price of $12.23 per share.  For additional information, see “Part II. Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.”

At September 30, 2008, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the Office of Thrift Supervision (OTS).  The current requirements and the Bank's actual levels at September 30, 2008 and at December 31, 2007 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2008:
Total capital to risk-weighted assets	$121,426	14.38%	$67,549	>8.00%	$84,436	>10.00%
Tier 1 (core) capital to risk-weighted assets	112,798	13.36	33,774	>4.00	50,662	>6.00
Tier 1 (core) capital to adjusted total assets	112,798	10.15	44,470	>4.00	55,587	>5.00
Tangible capital to adjusted total assets	112,798	10.15	16,676	>1.50	22,235	>2.00

As of December 31, 2007:
Total capital to risk-weighted assets	$128,225	13.93%	$73,661	>8.00%	$92,077	>10.00%
Tier 1 (core) capital to risk-weighted assets	120,227	13.06	36,831	>4.00	55,246	>6.00
Tier 1 (core) capital to adjusted total assets	120,227	10.50	45,782	>4.00	57,227	>5.00
Tangible capital to adjusted total assets	120,227	10.50	17,168	>1.50	22,891	>2.00

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities.  The Company’s primary sources of funds have been:

•	deposits and Repo Sweeps;
•	scheduled payments of amortizing loans and mortgage-backed securities;
•	prepayments and maturities of outstanding loans and mortgage-backed securities;
•	maturities of investment securities and other short-term investments;
•	funds provided from operations; and
•	FHLB borrowings.

      Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings.

The Company classifies the majority of its securities as available-for-sale to maintain significant liquidity.  The securities portfolio, federal funds sold and cash and cash equivalents serve as primary sources of liquidity for the Bank.  At September 30, 2008, the Company had cash and cash equivalents of $22.7 million which decreased from $38.9 million at December 31, 2007.  The decrease was mainly the result of:

•	purchases of available-for-sale securities totaling $89.1 million;
•	decreases in the balance of deposit accounts totaling $31.2 million; and
•	net repayment of FHLB debt totaling $10.2 million.

The above cash outflows were partially offset by proceeds from sales, maturities and paydowns of securities aggregating $57.5 million and net repayments of loans totaling $39.9 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio.  The Company anticipates that it will continue to have sufficient funds to meet its current commitments.  At September 30, 2008, the Company had two short-term lines of credit available from correspondent banks totaling $30.0 million and additional borrowing capacity from the FHLB of $61.9 million based on current collateral pledged.  The Company had $127.4 million of unencumbered securities available for pledging to the FHLB for additional borrowing capacity.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to stockholders and stock repurchases.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  CFS Bancorp, Inc. also has $5.0 million of available liquidity under a line of credit.  Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  On a parent company-only basis, for the nine months ended September 30, 2008, the Company received $7.8 million in dividends from the Bank.  At September 30, 2008, the parent company had $4.8 million in cash and cash equivalents.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of September 30, 2008:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB advances (1)	$42,286	$50,634	$727	$9,213	$102,860
Short-term borrowings (2)	38,667	–	–	–	38,667
Operating leases	515	407	116	–	1,038
Dividends payable on common stock	1,297	–	–	–	1,297
	$82,765	$51,041	$843	$9,213	$143,862

(1)	Does not include interest expense at the weighted-average contractual rate of 4.05% for the periods presented.
(2)	Does not include interest expense at the weighted-average contractual rate of 2.18% for the periods presented.

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

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less.  These deposits total $327.0 million at September 30, 2008.  Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

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

The following table details the amounts and expected maturities of significant commitments at September 30, 2008:

	One Year or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$60,496	$3,443	$627	$799	$65,365
Retail	3,542	–	–	–	3,542
Commitments to purchase loans:
Commercial	200	–	–	–	200
Commitments to fund unused construction loans	10,700	8,246	25	266	19,237
Commitments to fund unused lines of credit:
Commercial	19,832	5,466	120	497	25,915
Retail	11,570	–	250	48,659	60,479
Letters of credit	4,472	1,348	199	3,439	9,458
Credit enhancements	10,850	16,236	–	–	27,086
	$121,662	$34,739	$1,221	$53,660	$211,282

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

The following table presents, as of June 30, 2008 and December 31, 2007, an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 100 basis points in accordance with OTS regulations.  Information as of September 30, 2008 was not available prior to the filing of this Form 10-Q.

	Net Portfolio Value
	At June 30, 2008			At December 31, 2007
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$137,718	$(25,792)	(15.8)%	$148,908	$(18,532)	(11.1)%
+200	147,455	(16,056)	(9.8)	158,403	(9,037)	(5.4)
+100	156,293	(7,218)	(4.4)	166,898	(542)	(0.3)
0	163,511	–	–	167,440	–	–
-100	169,297	5,786	3.5	178,059	10,619	6.3

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

	Percentage of Deposits Maturing In First Year
	September 30, 2008	December 31, 2007
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at September 30, 2008 and December 31, 2007, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	September 30, 2008	December 31, 2007
Assumed Change in Interest Rates (Basis Points):
+300	–	(0.8)%
+200	0.5%	–
+100	0.2	0.3
-100	(0.9)	(1.3)
-200	(2.3)	(4.3)

The earnings-at-risk analysis suggests the Bank is subject to higher IRR in a falling rate environment than in a rising rate environment.  The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to remain stable in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to decrease 2.3% in year one.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies.  The Bank currently plans on continuing to reduce its exposure to falling interest rates by lengthening the duration of its securities portfolio, increasing its core deposit balances and replacing fixed-rate borrowings with variable-rate borrowings.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At September 30, 2008, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of

Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.            Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A continued deterioration of overall market conditions, a continued economic downturn or prolonged economic stagnation in our markets or adverse changes in laws and regulations that impact the banking industry may have a negative impact on our business.  If the strength of the U.S. economy in general and the strength of the economy in areas where we lend (or previously provided real estate financing) continue to decline, this could result in, among other things, a further deterioration in credit quality or a continued reduced demand for credit, including a resultant adverse effect on our loan portfolio and provision for losses on loans.  Negative conditions in the real estate markets where we operate could adversely affect our borrowers’ ability to repay their loans and the value of the underlying collateral.  Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters.  These factors may adversely impact our borrowers’ ability to make required payments, which in turn, may negatively impact our financial results.

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

Any of these scenarios could cause an increase in delinquencies and non-performing assets, require us to charge-off a higher percentage of our loans, increase substantially our provision for losses on loans, or make fewer loans, which would reduce income.

Recent developments affecting the financial markets presently have an unknown effect on our business.

In response to the recent crises affecting the financial markets, the federal government has taken unprecedented steps in an attempt to stabilize and provide liquidity to the U.S. financial markets.

Under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the Troubled Asset Relief Program Capital Purchase Program (“CPP”), the U.S. Treasury will make $250 million of capital available to U.S. financial institutions by purchasing preferred stock in these institutions.  In conjunction with the purchase of preferred stock, the U.S. Treasury will receive warrants to purchase common stock having an aggregate market price equal to 15% of the preferred stock purchased.  Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds securities issued under the CPP.

In addition, the Federal Deposit Insurance Corporation will temporarily provide a 100% guarantee of the senior unsecured debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under the Temporary Liquidity Guarantee Program.  Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits.  We are assessing our participation in the CPP and the Temporary Liquidity Guarantee Program but have not made a definitive decision whether or not to participate in either or both programs.  It is not clear at this time whether our decision to participate or not to participate in either the CPP or the Temporary Liquidity Guarantee Program will have an effect on our business.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by our regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons.  In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors.   Should we elect or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company.  Although we remain “well-capitalized” and have not had a deterioration in our liquidity, the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of our control.  Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)           Not applicable.

                (c)               The Company did not repurchase any shares of its common stock during the quarter ended September 30, 2008 or during October 2008.  Under its repurchase plan publicly announced on March 20, 20087 for 530,000 shares, the Company has 448,612 shares that may yet be purchased.

Item 3.               Defaults Upon Senior Securities

(a)          None.

(b)          Not applicable.

Item 4.                Submission of Matters to a Vote of Security Holders

(a)           Not applicable.

(b)           Not applicable.

(c)           Not applicable.

(d)           Not applicable.

Item 5.                Other Information

None.

Item 6.                Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (4)
10.7*	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (4)
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (8)
10.10*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Zoran Koricanac (8)
10.11*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Thomas L. Darovic (9)
10.12*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (10)
10.13*	Employment Agreement entered into between Citizens Financial Bank and Daryl D. Pomranke (4)
10.14*	Employment Agreement entered into between CFS Bancorp, Inc. and Daryl D. Pomranke (4)
10.15*	CFS Bancorp, Inc. 2008 Cash Incentive Compensation Program (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by Reference from the Company's Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 25, 2005.
(2)	Incorporated by Reference from the Company’s Form 8-K filed on October 25, 2007.
(3)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(4)	Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(5)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual

Meeting of Shareholders filed with the SEC on March 23, 2001.
(6)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003.
(7)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by Reference from the Company’s Form 8-K filed on November 16, 2007.
(9)	Incorporated by Reference from the Company’s Form 8-K filed on January 3, 2008.
(10)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 17, 2008.
*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: October 31, 2008	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: October 31, 2008	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer