Form 10-K
period 2008-12-31
CFS BANCORP INC
filed 2009-03-09
CIK 1058438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-K
_____________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

     As of June 30, 2008, the aggregate value of the 10,668,489 shares of Common Stock of the Registrant outstanding on such date, which excludes 536,438 shares held by affiliates of the Registrant as a group, was approximately $119.5 million. This figure is based on the closing sale price of $11.79 per share of the Registrant’s Common Stock reported on the NASDAQ National Market on June 30, 2008.

     Number of shares of Common Stock outstanding as of February 28, 2009: 10,591,680

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Annual Meeting of Stockholders to be held on April 28, 2009 are incorporated by reference into Part III.

CFS BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

     Certain statements contained in this Annual Report on Form 10-K, in other filings made by the Company with the U.S. Securities and Exchange Commission (SEC), and in the Company’s press releases or other stockholder communications are forward-looking statements, as that term is defined in U.S. federal securities laws. Generally, these statements relate to business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the Company’s affairs or the industry in which it conducts business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “intend,” “plan,” “should,” “would be,” “will,” “intends to,” “project” or similar expressions or the negative thereof.

     The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company also advises readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company’s lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Such forward-looking statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties, assumptions and changes in circumstances. Forward-looking statements are not guarantees of future performance or outcomes, and actual results or events may differ materially from those included in these statements. The Company does not intend to update these forward-looking statements.

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

     The Company employed 322 full-time equivalent employees at December 31, 2008. The executive officers of the Company and the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition, the Company utilizes the support staff of the Bank from time to time. The Company is responsible for the overall conduct, direction, and performance of the Bank and provides various services, establishes Company-wide policies and procedures, and provides other resources as needed, including capital to the Bank.

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

     The Bank offers a wide variety of checking, savings and other deposit accounts. The Bank also offers investment services and securities brokerage targeted to individuals, families and small- to medium-sized businesses in its primary market areas through a non-affiliated third-party provider. The Bank has increased its business product offerings over the past few years to enhance its opportunity to serve the business segment of its customer base. These products include public fund deposits, repurchase sweep accounts, zero balance accounts, remote merchant capture, business overdraft privilege, business on-line banking and other cash management services.

     The Bank’s 22 banking centers are responsible for the delivery of retail and small business loan and deposit products and services in the communities they serve. Banking Center Managers and their staffs utilize a relationship focused, customer centric approach in identifying opportunities, and meeting the needs and exceeding the expectations of their customers. By providing high-quality personalized customer service and solutions, the Banking Centers enhance the Bank’s ability to improve its market share.

     The Bank’s Business Banking Group is primarily responsible for developing relationships with small- to mid-market businesses within the communities we serve by providing various loan, deposit or cash management products and services. An experienced credit team analyzes lending opportunities to ensure the proper assessment of inherent risks and utilizes various loan structures to appropriately manage those risks. Customers also benefit from services to provide assistance in maximizing the utility of cash balances and accelerating the delivery of cash though various payment systems.

     The Bank periodically evaluates potential acquisitions and de novo branching opportunities to strengthen its overall market presence. The Bank targets areas that it believes are not yet fully served by other banking organizations, offers an attractive deposit base or potential business growth opportunities, and complements its existing market territory. The Bank is currently building a new banking center in St. John, Indiana with an anticipated opening date in July 2009. The banking center will be a free-standing building built on land that is leased for 20 years and is part of a new shopping center development. In addition, the Bank is planning a second free-standing full service banking facility in Crown Point, Indiana with an anticipated opening date in late 2010 as well as relocating its existing banking facility in Harvey, Illinois with an anticipated opening date in mid-2010. Both of these facilities are to be built on land the Bank currently owns. The Bank also owns land for a new banking center in Bolingbrook, Illinois, and to relocate its existing banking center in Flossmoor, Illinois, to free-standing full service banking facilities. At this time, due to deteriorating market conditions, the Bank has delayed construction on these properties indefinitely.

     The Bank’s revenue is primarily derived from interest on loans and investment securities and fee-based income. The Bank’s operations are significantly impacted by general economic conditions, the regulations of the OTS, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (FRB), and governmental tax policies and budgetary matters. The Bank’s revenue is largely dependent on net interest income, which is the difference between interest earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

AVAILABLE INFORMATION

     CFS Bancorp, Inc. is a public company and files annual, quarterly and other reports, proxy statements and other information with the SEC. The Company makes available, free of charge, on its website, www.citz.com, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these documents under the “Investor Relations” section. These documents are available as soon as reasonably practicable after they are filed or furnished to the SEC.

CORPORATE GOVERNANCE

     The Company has established certain committees of its Board of Directors, specifically Audit, Compensation, and Corporate Governance and Nominating Committees. The charters of these committees as well as the Company’s Code of Conduct and Ethics can be found on the Company’s website listed above. The information is also available in printed form to any shareholder who requests it by writing to the Company in care of its Vice President – Corporate Secretary, 707 Ridge Road, Munster, Indiana 46321.

MARKET AREA AND COMPETITION

     The Bank maintains 22 banking centers in Lake and Porter counties in northwest Indiana and in Cook, DuPage and Will counties in Illinois. All areas served by the Bank are part of the Chicago Metropolitan Statistical Area.

     The Bank has historically concentrated its efforts in the markets surrounding its offices. Prior to 2008, the Bank had also invested in areas outside of its market through the direct origination of commercial loans and the purchase of commercial syndication and participation loans. The Bank’s market area reflects diverse socio-economic factors. Historically, the market area in northwest Indiana and the south-suburban areas of Chicago were heavily dependent on manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly more significant to the region in the last decade. The local economies are affected by the interrelation with Chicago as well as suburban business centers in the area.

     The Bank faces significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers and the market for deposit funds is one of the most competitive in the United States. The Bank’s competition for loans comes principally from commercial banks, other savings banks, savings associations, and to a lesser degree, mortgage-banking companies, conduit lenders and insurance companies. The Bank’s most direct competition for deposits has historically come from savings banks, commercial banks and credit unions. The Bank faces additional competition for deposits from short-term money market funds, other corporate and government securities funds and other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

General

     The Bank originates commercial and retail loans. Included in the Bank’s commercial loan portfolio are commercial and industrial, commercial real estate (owner occupied, non-owner occupied and multifamily), and construction and land development loans. The retail loan portfolio includes one-to-four family residential mortgage, construction and lot, and consumer loans including home equity loans, home equity lines of credit (HELOCs), auto loans and other consumer loans. See the Bank’s loans receivable composition table in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

     The Bank has also invested, on a participating basis, in loans originated by other lenders and loan syndications. The Bank applies the same underwriting guidelines applicable to loans it originates when considering investing in these loans. At December 31, 2008, the Bank had syndications and purchased participations totaling $60.5 million, of which $22.0 million was to borrowers located outside of the Bank’s market area. See the Bank’s total participation and syndication loans by state in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The Bank has historically invested in syndications and participations to supplement the direct origination of its commercial loan portfolio. During 2007, the Bank experienced margin contraction and detected credit risks in excess of the Bank’s risk tolerances in the opportunities being presented in this portion of its loan portfolio. As a result, the Bank stopped purchasing new syndications and participations.

     The Bank’s lending strategy seeks to diversify its portfolio in an effort to limit risks associated with any particular loan type or industry while building a quality loan portfolio. The Bank has established specific collateral concentration limits in a manner it believes will not hamper its relationship managers in the pursuit of new business opportunities in a variety of sectors. The Bank’s commercial loan underwriting focuses on the cash flow from business operations, the financial strength of the borrower and guarantors, and the underlying collateral.

     The Bank utilizes secondary market standards for underwriting one-to-four family residential mortgage loans which facilitates its ability to sell these loans into the secondary market. Secondary market requirements place limitations on debt-to-income ratios and loan size among other factors. As part of the underwriting process, the Bank evaluates, among other things, the applicants’ credit history, income, employment stability, repayment capacity and collateral. During 2008, the Bank retained the one-to-four family residential mortgage loans it originated.

     The Bank utilizes a risk-based lending approach for underwriting its home equity products and other consumer loans. This approach evaluates the borrower’s credit score, debt-to-income ratio and the collateral value and tiers the interest rates based upon the evaluation of the borrower’s attributes.

     The types of loans that the Bank may originate are subject to federal and state laws and regulations. Interest rates charged by the Bank on loans are affected principally by the inherent risks involved, demand for such loans, the supply of money available for lending purposes and the rates offered by its competitors on such loans. These factors are, in turn, affected by general economic conditions, the monetary policy of the federal government, including the FRB and governmental tax policies and budgetary matters.

     Certain officers of the Bank have been authorized by the Board of Directors to approve loans up to specific designated amounts. The Bank’s Loan Committee meets weekly and reviews any loans that exceed individual loan approval limits. As part of its monthly review, the Bank’s full Board of Directors reviews the Loan Committee minutes.

     A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $16.8 million in the case of the Bank at December 31, 2008), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.

     The Bank is also required to monitor its aggregate loans to corporate groups. These are loans that are made to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate property and underwritten based on separate cash flows, the entities may all be owned or controlled by one individual or a group of individuals. The Bank is required by regulation to limit its aggregate loans to any corporate group to 50% of Tier 1 capital. At December 31, 2008, the Bank’s Tier 1 capital was $101.3 million. The Bank’s two largest corporate group relationships at December 31, 2008 equaled $22.7 million and $15.5 million, respectively. Both of these relationships are well below the group limit of $50.7 million and are performing in accordance with their terms.

COMMERCIAL LENDING

General

     The Company’s commercial lending portfolio includes commercial and industrial, commercial real estate (owner occupied, non-owner occupied and multifamily), and construction and land development loans. The business banking group is responsible for growing the Company’s commercial loan portfolio by generating loans of $100,000 or more to small businesses. These commercial loans generally have variable interest rates indexed to the Bank’s prime lending rate, the London Interbank Offered Rate (LIBOR) or the three- or five-year U.S. Treasury obligations.

Commercial and Industrial Loans

     During 2008, the Bank accelerated its strategic focus to shift from commercial real estate to commercial and industrial lending by hiring eleven experienced business bankers. The Bank targets small- and medium-sized businesses for its commercial loans. These loans are generally secured by business assets including accounts receivable, inventory and equipment and typically include the personal guarantees of the principals of the business. On occasion, these loans will include additional real estate as collateral to enhance our security as well as the borrower’s commitment to the loan. The Bank’s commercial and industrial loans undergo an underwriting process similar to the other types of commercial lending the Bank offers; however, these loans tend to have different risks associated with them since repayment is generally based on the cash flows generated from the borrower’s business cycle. As of December 31, 2008, the average outstanding balance of the Bank’s commercial and industrial loans was approximately $157,000.

Commercial Real Estate

     The Bank’s commercial loan portfolio also includes loans secured by commercial real estate. As of December 31, 2007, the Bank segmented its commercial real estate portfolio into owner occupied, non-owner occupied and multifamily loans. The reclassification was completed to provide better disclosure of the types of commercial real estate loan concentrations held within the Bank’s portfolio.

     Commercial real estate loans generally have three to ten year terms with an amortization period of 25 years or less. The Bank offers fixed interest rate loans and variable rate loans with fixed interest rates for the initial three or five year period which then adjust at each three or five year interval to a designated index, such as the prime lending rate, LIBOR, or U.S. Treasury obligations, plus a stipulated margin for the remainder of the term. Commercial real estate loans generally have shorter terms to maturity and higher yields than the Bank’s one-to-four family residential mortgage loans. Upon closing, the Bank usually receives fees between 0.25% and 1% of the principal loan balance. These loans may be subject to prepayment penalties. The Bank generally obtains personal guarantees for commercial real estate loans from any principal owning 20% or more of the business.

     The Bank evaluates various aspects of commercial real estate loans in an effort to manage credit risk to an acceptable level. In underwriting these loans, consideration is given to the stability of the property’s cash flow, future operating projections, management experience, current and projected occupancy, location and physical condition. In addition, the Bank generally performs sensitivity analysis on cash flows utilizing various occupancy and interest rate assumptions when underwriting the loans to determine how different scenarios may impact the borrowers’ ability to repay the loans. The Bank has generally imposed a debt service coverage ratio (the ratio of net income before interest, depreciation and debt payments to debt service) of not less than 110% for commercial real estate loans. The loan-to-value ratios are generally less than 80%. The underwriting analysis includes a review of the financial condition of borrowers and guarantors as well as cash flows from global resources. An appraisal report is prepared by an independent appraiser commissioned by the Bank to determine property values based upon current market conditions. All appraisal reports and any necessary environmental site assessments are reviewed by the Bank before the loan closes.

      Commercial real estate lending entails substantial risks because these loans often involve large loan balances to single borrowers and the payment experience on these loans is typically dependent on the successful operation of the project or business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Bank attempts to mitigate its risk exposure by considering properties with existing operating history that can be analyzed, requiring conservative debt coverage ratios and periodically monitoring the operation and physical condition of the collateral as well as the business occupying the property.

     The Bank’s commercial real estate owner occupied loans are generally a borrower purchased building where the borrower occupies at least 50% of the space with the primary source of repayment dependent on sources other than the underlying collateral. These types of loans are secured by properties housing the owner’s business such as light industrial/warehouses, restaurants, single tenant office properties, gas stations and churches. At December 31, 2008, the average outstanding balance of the Bank’s commercial real estate owner occupied loans approximated $549,000.

     Commercial real estate non-owner occupied loans are generally loans collateralized by commercial income producing properties such as office buildings, retail shopping centers, mixed-use commercial buildings and properties used in the hospitality industry. The Bank generally obtains the personal guarantees of the borrower to help mitigate the risk associated with this type of lending. At December 31, 2008, the average outstanding balance of the Bank’s commercial real estate non-owner occupied loans approximated $779,000.

     Commercial real estate multifamily loans include loans to purchase or refinance residential rental properties with five or more units such as apartments, townhomes, nursing homes and mobile home parks. During 2008, the Bank hired an experienced relationship manager to focus solely on growing the multifamily loan portfolio. The Bank’s emphasis will be to originate multifamily loans collateralized by properties with 24 units or less. At December 31, 2008, the average outstanding balance of the Bank’s commercial real estate multifamily loans approximated $570,000.

Construction and Land Development Loans

     The Bank provides construction loans for various commercial real estate and multifamily residential projects. The Bank also originates loans to developers for the purpose of developing the land (i.e., roads, sewer and water) for sale. Due to the higher degree of risk and the current lack of activity in the housing and land development markets, the Bank reduced its exposure to this type of lending during 2008 and expects this trend will continue in 2009 or until market trends reverse.

     Construction and land development loans are secured by a mortgage on the property which is generally limited to the lesser of 75% of its appraised value or 75% of its cost and are typically made for a period of up to three years. The Bank requires monthly interest payments during the loan’s term. The principal of the loan is reduced as lots are sold and the Bank’s mortgage interest is partially released. In addition, the Bank generally obtains personal guarantees from the borrower’s principals for construction and land development loans.

     The Bank’s loan underwriting and processing procedures require a property appraisal by an approved independent appraiser and each construction and development loan is reviewed by independent architects, engineers or other qualified third parties for verification of costs. Disbursements during the construction phase are based on regular on-site inspections and approved certifications. In the case of construction loans on commercial projects where the Bank provides the permanent financing, the Bank usually requires executed lease commitments on some portion of the property under construction from qualified tenants. In addition, the Bank primarily provides residential and commercial construction lending within its market area.

     Construction and land development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner occupied real estate. The Bank’s risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the estimated cost (including interest) of construction, and the absorption rate of unit sales utilized in the original appraisal report. If the estimate of construction cost proves to be inaccurate, the Bank typically seeks to require the borrower to inject cash equity to cover any shortfall. The Bank may then need to advance funds beyond the amount originally committed to ensure completion of the development.

      In evaluating any new originations of construction and development loans, the Bank generally considers evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and the contractor, the amount of the borrower’s equity in the project, independent valuations and reviews of cost estimates, pre-construction sale or leasing information, and cash flow projections of the borrower. To reduce the inherent risks, the Bank may require performance bonds in the amount of the construction contract and generally obtains personal guarantees from the principals of the borrower.

      As of December 31, 2007, the Bank reclassified certain construction and lot loans where the loan was related to the construction of a one-to-four family residence. These loans generally convert to permanent mortgage loans upon the completion of the project. As a result of the reclassification, these loans are included in the Bank’s retail loan portfolio. At December 31, 2008, the average outstanding balance of the Bank’s commercial construction and land development loans was approximately $854,000.

RETAIL LENDING

General

     The Bank’s retail lending program includes one-to-four family residential loans, home equity loans, HELOCs, one-to-four family residential construction and lot loans, auto loans and other consumer loans. At the beginning of 2008, the Bank shifted its strategic focus relating to the origination of retail loans from commissioned originators focused on loan originations to salaried senior personal bankers focused on relationship development. The Bank currently employs four senior personal bankers responsible for the origination of retail loans within the Bank’s geographic footprint as well as the sale of other Bank products and services. Previously, the Bank’s primary focus was originating and selling in the secondary market fixed-rate loans and retaining variable-rate retail products; however, the Bank currently retains all of the one-to-four family residential loans it originates.

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

     The Bank’s one-to-four family residential loans generally do not exceed amounts limited to the maximum amounts contained in U.S. Government sponsored agency guidelines. In addition, the Bank’s current maximum loan-to-value (LTV) ratio for these loans is generally 80% of the lesser of the secured property’s sales price or appraised value. The Bank had offered loans with a maximum LTV of 95% while generally requiring private mortgage insurance on the portion of the principal amount that exceeded 80% of the appraised value. The Bank was not an active originator of sub-prime or “Alt-A” loans and has never originated option adjustable-rate mortgages or negative amortization loans.

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

     The Bank’s fixed-rate loans are generally originated under terms, conditions and documentation which permit them to be sold in the secondary market if the Bank should elect to do so. At December 31, 2008, $104.7 million, or 51.4%, of the Bank’s one-to-four family residential mortgage loans were fixed-rate loans.

     The adjustable-rate one-to-four family residential mortgage (ARM) loans currently offered by the Bank have interest rates which are fixed for the initial three- or five-year period and then adjust annually to the corresponding constant maturity (CMT) plus a stipulated margin. The Bank’s ARMs generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate increases over the life of the loan. This cap is generally 6% above the initial rate. The Bank’s ARMs require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. The Bank does not have any interest-only adjustable rate one-to-four family residential loans in its portfolio. At December 31, 2008, $99.1 million, or 48.6%, of the Bank’s one-to-four family residential mortgage loans were adjustable-rate loans.

Home Equity Products

     The majority of the Bank’s home equity products are HELOCs which are structured as a variable-rate line of credit with terms up to 20 years including a 10 year repayment period. The Bank also offers home equity loans with a 10 year term which have a fixed-rate through maturity. The Bank’s home equity products are secured by the underlying equity in the borrower’s residence. These products currently require LTV ratios of 80% or less after taking into consideration any first mortgage loan if the borrower’s first mortgage loan is also held with the Bank; if not, the LTV is limited to 70% or less. There is a higher level of risk associated with this type of lending since these products are typically secured by a second mortgage on the borrower’s residence. The Bank looks to the borrower’s credit score and a verification of the borrower’s debt-to-income ratio as an indication of the applicant’s ability to pay and a factor in establishing the interest rate on the loan or line of credit.

Retail Construction and Land Development

     Beginning December 31, 2007, the Bank reclassified its construction and lot loans for one-to-four family residences out of commercial construction and land development. These loans are typically loans on single lots for the construction of the borrower’s single family residences. Due to the current lack of activity in the housing and land development markets, the Bank has reduced its exposure to this type of lending during 2008.

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

  preserving principal;
  providing liquidity for loan demand, deposit fluctuations and other balance sheet changes;
  insulating net interest income from the impact of changes in market interest rates;
  maximizing return on invested funds within acceptable risk guidelines; and
  meeting pledging and liquidity requirements.

     The Company’s investment policy permits investments in various types of securities including obligations of the U.S. Treasury, federal agencies, government sponsored enterprises (GSEs), investment grade corporate obligations (AA rated or better), trust preferred securities, other equity securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors. The Company currently does not participate in hedging programs, interest rate swaps or other activities involving the use of off-balance sheet derivative instruments.

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

     The Bank utilizes traditional marketing methods to attract new customers and deposits. The Bank does not advertise for deposits outside of its market area and does not use the services of deposit brokers. The Bank has developed public deposit products attractive to local municipalities. Due to the relatively large size of these balances and the cyclical nature of the municipalities’ cash flows, the Bank’s total deposits can fluctuate as a result of changes in these balances. At times, the Bank has implemented initiatives to attract core deposits in all of its markets by offering various limited-time promotions for new deposit accounts. As the need for funds warrant, the Bank may continue to use deposit promotions in new and existing markets to build its customer base.

Borrowed Money

     Although deposits are the Bank’s primary source of funds, the Bank’s policy has been to utilize borrowings, such as advances from the FHLB. The advances from the FHLB – Indianapolis (FHLB–IN) are secured by capital stock of the FHLB–IN owned by the Bank, a blanket pledge of certain of the Bank’s mortgage loans, and FHLB–IN time deposits. These advances are made in accordance with several different credit programs, each of which has its own interest rate and range of maturities. The Bank also utilizes short-term Federal Funds purchased as a source of funds when necessary. The Bank began offering sales of securities under agreements to repurchase (Repo Sweeps). These Repo Sweeps are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed money in the Company’s consolidated statements of condition.

SUBSIDIARIES

     During 2008, the Bank had one active, wholly-owned subsidiary, CFS Holdings, Ltd. (CFS Holdings). This subsidiary was approved by the OTS in January 2001 and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was funded with approximately $140.0 million of the Bank’s investment securities and performs a significant amount of the Bank’s securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established by the Bank for CFS Holdings. Revenues of CFS Holdings were $4.5 million for the year ended December 31, 2008 compared to $4.1 million and $3.3 million for the years ended December 31, 2007 and 2006, respectively. Operating expenses of this subsidiary were $63,000 for the years ended December 31, 2008 and 2007 and $61,000 for the year ended December 31, 2006.

REGULATION AND SUPERVISION OF THE COMPANY AND THE BANK

     The Company and the Bank are extensively regulated under the federal banking laws. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the OTS, the FRB and the Federal Deposit Insurance Corporation (FDIC).

Regulation of Savings and Loan Holding Companies

     The Company is a registered savings and loan holding company and is subject to primary federal supervision and examination by the OTS. The Home Owners’ Loan Act (HOLA), as amended, and OTS regulations generally prohibit any activities that would constitute a serious risk to the safety and soundness of the Bank. Further, the HOLA and the OTS prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control of any other savings association or savings and loan holding company, or all, or substantially all, of the assets or more than 5% of the voting shares thereof. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities

     As a savings and loan holding company, the activities in which the Company may engage are determined by the OTS. Depending upon the factors described below, some holding companies may operate without significant limitations on their activities, while others are subject to significant activities restriction. The restrictions which apply will depend upon whether (i) the holding company is a unitary or multiple savings and loan holding company; (ii) the holding company came into existence or filed an application to become a savings and loan holding company prior to May 4, 1999; and (iii) whether the subsidiary thrift has Qualified Thrift Lender (QTL) status. The Company currently operates as a unitary savings and loan holding company and has been in existence prior to May 4, 1999. The Bank currently has QTL status. Accordingly, the Company does not currently have significant limitations on its activities. If the Company ceases to be a unitary savings and loan holding company, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

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

     Although the OTS is the Bank’s primary regulator, the FDIC has backup enforcement authority over the Bank and may conduct special examinations of the Bank. The Bank’s eligible deposit accounts are insured by the FDIC up to applicable limits.

Affiliate Restrictions

     Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act, the implementing regulations contained in Regulation W and additional regulations adopted by the OTS. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association.

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

Sarbanes-Oxley Act of 2002

     The Sarbanes-Oxley Act of 2002 (S-OX Act) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the bill restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client require pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The bill requires the principal chief executive officer and the principal chief financial officer to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the S-OX Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

     The S-OX Act provides for disgorgement of bonuses issued to top executives prior to restatement of a company’s financial statements if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. The legislation accelerated the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

     The S-OX Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s registered public accounting firm (RPAF). Audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert” as defined by the SEC and if not, why not. As required by the S-OX Act, the SEC has prescribed rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The RPAF that issues the audit report must attest to and report on the effectiveness of the company’s internal controls. See “Item 9A. Controls and Procedures” of this Annual Report on Form 10-K.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises in the United States

     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law, giving the United States Department of the Treasury (Treasury Department) broad authority to implement certain actions to help restore confidence, stability and liquidity to U.S. financial markets and to encourage financial institutions to increase their lending to customers and to each other. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700.0 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (TARP). The Treasury Department has allocated $250.0 billion to the Voluntary Capital Purchase Program under the TARP (CPP). The TARP also includes direct purchases or guarantees of troubled assets of financial institutions by the U.S. government.

     Under the CPP, the Treasury Department will purchase debt or equity securities from participating financial institutions in an amount equal to not less than 1% of the participating financial institution’s risk-weighted assets and not more than the lesser of (i) $25.0 billion or (ii) 3% of the participating financial institution’s risk-weighted assets. In connection therewith, each participating financial institution will be required to issue to the Treasury Department a warrant to purchase a number of shares of common stock having a market price equal to 15% of the senior preferred stock on the date of the Treasury Department’s investment. During such time as the Treasury Department holds securities issued under the Voluntary Capital Purchase Program, the participating financial institutions will be required to comply with the Treasury Department’s standards for executive compensation and will have limited ability to increase the amounts of dividends paid on, or to repurchase, their common stock. The Company’s Board of Directors decided not to participate in the CPP.

     The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

     Following a systemic risk determination under the FDIC Improvement Act of 1991, on October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (TLGP). The TLGP includes the Transaction Account Guarantee Program (TAGP), which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their total liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company has elected to participate in both the TAGP and the DGP.

Regulatory Capital Requirements

     OTS capital regulations require savings banks to satisfy three minimum capital standards: (i) a risk-based capital requirement; (ii) a leverage requirement; and (iii) a tangible capital requirement. Savings banks must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     Under the risk-based capital requirements, the Bank must have total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). For this purpose of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, the Bank is required to maintain core capital equal to the minimum of 4% of adjusted total assets (3% if the Bank has received the highest composite rating under the Uniform Financial Institutions Ratings System). Under the tangible capital requirement, the Bank is required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

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

     The Bank’s tangible and core capital ratios were 9.07%, and its total risk-based capital ratio was 13.21% at December 31, 2008. At such date, the Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations. For further discussion related to the Bank’s capital ratios see “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Consequences of Failure to Comply with Regulatory Capital Requirements

     Any savings bank not in compliance with all of the capital requirements is required to submit a capital plan that addresses the bank’s need for additional capital and meets certain additional requirements. While the capital plan is being reviewed by the OTS, the savings bank must certify, among other things, that it will not, without the approval of its appropriate OTS Regional Director, grow beyond net interest credited or make capital distributions. If a savings bank’s capital plan is not approved, the bank will become subject to additional growth and other restrictions. In addition, the OTS, through a capital directive or otherwise, may restrict the ability of a savings bank not in compliance with the capital requirements to pay dividends and compensation, and may require such a bank to take one or more of certain corrective actions, including, without limitation: (i) increasing its capital to specified levels; (ii) reducing the rate of interest that may be paid on savings accounts; (iii) limiting receipt of deposits to those made to existing accounts; (iv) ceasing issuance of new accounts of any or all classes or categories except in exchange for existing accounts; (v) ceasing or limiting the purchase of loans or the making of other specified investments; and (vi) limiting operational expenditures to specified levels. Noncompliance with the standards established by the OTS or other regulators may also constitute grounds for other enforcement action by the federal banking regulators, including cease and desist orders and civil monetary penalty assessments.

     The HOLA permits savings banks not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. If an exemption is granted by the OTS, the savings bank still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

Prompt Corrective Action

      The prompt corrective action regulation of the OTS, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings bank that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the regulation, the ratio of total capital to risk-weighted assets, core capital to risk-weighted assets and the leverage ratio are used to determine an institution’s capital classification. At December 31, 2008, the Bank met the capital requirements of a “well-capitalized” institution under applicable OTS regulations. For further discussion related to the Bank’s capital ratios see “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Capital Distribution Regulation

     OTS regulations impose limitations upon all capital distributions by a savings institution if the institution would not be “well-capitalized” after the distributions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the institution’s own stock, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulations provide that an institution must submit an application to the OTS to receive approval of the capital distributions if the institution: (i) is not eligible for expedited treatment; (ii) proposes capital distributions for the applicable calendar year that exceed in the aggregate its net income for that year to date plus its retained income for the preceding two years; (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the institution would be required to provide a written notice to the OTS prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS. During 2008, the Bank paid dividends to the Company in the amount of $7.8 million based on prior approval from the OTS.

Qualified Thrift Lender Test

     Like all OTS-regulated institutions, the Bank is required to meet a Qualified Thrift Lender (QTL) test or the Internal Revenue Service (IRS) tax code Domestic Building and Loan Association (DBLA) test to avoid certain restrictions on its operations, including restrictions on its ability to branch interstate and the Company’s mandatory registration as a savings and loan holding company under the HOLA. A savings association satisfies the QTL test if the savings association’s qualified thrift investments continue to equal or exceed 65% of the savings association’s portfolio assets on a monthly average basis in nine out of every twelve months. To be a QTL under the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA’s assets must consist of assets that savings associations normally hold, except for consumer loans that are not educational loans. The Bank met the requirements of the QTL test by maintaining 70% of its assets at December 31, 2008 in the above mentioned specified asset base.

     A savings association which fails to meet either test must either convert to a bank or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for both a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; and (iii) it shall be bound by regulations applicable to national banks respecting payment of dividends. Within three years of failing the QTL test or DBLA test, the association must dispose of any investment or activity not permissible for both a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Regulation by the FDIC and Deposit Insurance Premiums

     The Bank is a member of the Deposit Insurance Fund (DIF), which is administered by the FDIC. The deposits of the Bank are insured to the maximum extent permitted by the FDIC and the insurance is backed by the full faith and credit of the U.S. Government. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000 until December 31, 2009. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the DIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action.

     The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC annually sets the reserve level of the DIF within a statutory range between 1.15% and 1.50% of insured deposits. The FDIC set the reserve level at 1.25% for 2008 and it will remain at that level for 2009. If the reserve level of the insurance fund falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions. Bank and thrift failures during 2008 caused an increase in the level of DIF loss provisions which resulted in a decline in the reserve ratio. At June 30, 2008, the reserve ratio was 1.01%. Because the reserve ratio has fallen below 1.15% and is expected to remain below 1.15%, the FDIC is required to establish and implement a restoration plan to restore the reserve ratio to 1.15% no later than five years after establishment of the plan.

     The FDIC’s current regulations for risk-based deposit insurance assessments establish four Risk Categories. Risk Category I, for well-capitalized institutions that are financially sound with only a few minor weaknesses, includes approximately 95% of FDIC-insured institutions. Risk Categories II, III, and IV consist of institutions that present progressively greater risks to the DIF. Risk Category I institutions pay quarterly assessments for deposit insurance at annual rates of five to seven basis points for every $100 of deposit accounts. The rates for Risk Categories II, III, and IV are seven, 28, and 43 basis points, respectively.

     On October 7, 2008, the FDIC proposed a Restoration Plan for the DIF which would increase assessment rates uniformly by seven basis points effective January 1, 2009 for the first quarter 2009 assessment period. The FDIC also proposed within the Restoration Plan to alter the way in which the FDIC’s risk-based assessment system differentiates for risk and sets new deposit insurance assessment rates. On February 27, 2009, the FDIC proposed an emergency special assessment on all insured institutions based upon the institutions’ outstanding deposits at June 30, 2009 to restore the DIF to an acceptable level. This proposed assessment would be payable on September 30, 2009 and would be in addition to the proposed Restoration Plan. The special assessment is intended to help the DIF remain above zero. At December 31, 2008, the reserve ratio was 0.40%.

     The proposed rates under the Restoration Plan effective April 1, 2009 include adjustments to an initial base assessment rate of 12-16 basis points for specific levels of unsecured debt, secured liabilities and brokered deposit totals which could adjust the base assessment rate to 7-22 basis points for Risk Category I of FDIC-insured institutions. Risk Categories II, III, and IV consist of institutions that present progressively greater risks to the DIF. The initial base rates for Risk Categories II, III, and IV are proposed to be 22, 32, and 45 basis points, respectively, which could then be adjusted to a total base assessment rate of 17-44, 27-58, and 40-77.5 basis points, respectively.

     An institution (or its successor) insured by the FDIC on December 31, 1996 which had previously paid high premiums in the past to bolster the FDIC’s insurance reserves were assigned assessment credits to initially offset all of their premiums in 2007 and a portion of their 2008 premiums. The Bank was assigned a $1.2 million credit to be applied to future insurance premiums and utilized $564,000 and $470,000, respectively, of the credit towards the payment of its 2008 and 2007 insurance premiums.

     In addition to the FDIC insurance premium, the Bank is required to pay a semi-annual Financing Corporation (FICO) assessment in order to share in the payment of interest due on bonds used to provide liquidity to the savings and loan industry in the 1980s. During 2008, the Bank’s FICO assessment totaled $98,000, or 1.12 basis points of its insured deposits for the year ended December 31, 2008.

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

Community Reinvestment Act and the Fair Lending Laws

     Savings institutions have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act (together, Fair Lending Laws) prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities. Failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice. The Bank received a satisfactory rating during its latest CRA examination in 2008.

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

     Companies subject to the Bank Holding Company Act of 1956, as amended (BCHA), that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision and regulation by the OTS. OTS approval is not required for a bank holding company to acquire control of a savings association, although the OTS has a consultative role with the FRB in examination, enforcement and acquisition matters. Holding companies that control both a bank and a savings association, however, are subject to registration, examination and regulation under both BCHA and FRB regulations.

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

Fair Credit Reporting Act

     In connection with the passage of substantial new provisions of the Fair and Accurate Credit Transactions (FACT) Act, the Bank’s financial regulator has issued final rules and guidelines, effective November 1, 2008, requiring the Bank to adopt and implement a written identity theft prevention program, paying particular attention to 26 identified “red flag” events. The program must also assess the validity of address change requests for card issuers and for users of consumer reports to verify the subject of a consumer report in the event of notice of an address discrepancy. The new rule also prohibits the Bank from using certain information it may acquire from an affiliate to solicit the consumer for marketing purposes unless the consumer has been given notice and an opportunity to opt out of such solicitation for a period of five years.

     The FACT Act also outlines appropriate uses of consumer reports and places requirements on the Bank as a user of consumer reports, and gives consumers the ability to challenge the completeness or accuracy of information contained in their consumer report by contacting the consumer reporting agency.

Home Mortgage Disclosure Act

      The federal Home Mortgage Disclosure Act (HMDA) grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of HMDA is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The HMDA requires institutions to report data regarding applications for loans for the purchase or improvement of one-to-four family and multifamily dwellings, as well as information concerning originations and purchases of such loans. The reporting requirements under Regulation C which implements HMDA have been amended effective October 1, 2009, with mandatory compliance beginning January 1, 2010. These changes are consistent with amendments to Regulation Z which implements the Truth in Lending Act. Federal bank regulators rely, in part, upon data provided under HMDA to determine whether depository institutions engage in discriminatory lending practices.

      The appropriate federal banking agency, or in some cases the Department of Housing and Urban Development, enforces compliance with HMDA and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

Real Estate Settlement Procedures Act

     The federal Real Estate Settlement Procedures Act (RESPA) requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in civil liability or administrative sanctions. Regulation X which implements RESPA has been completely amended to simplify and improve the disclosure requirements for mortgage settlement costs and to make the mortgage process easier to understand for consumers and to encourage consumers to compare mortgage loans from various lenders before making a decision on a particular loan. Most of the required disclosures have been revised, and new disclosures, procedures and restrictions have been added. The implementation date of the majority of the amendments has been delayed until January 1, 2010.

Truth in Lending Act

     The federal Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As result of the act, all creditors must use the same credit terminology and expressions of rates, and disclose key terms for each proposed loan.

     Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Consumers may also seek actual and punitive damages for violations of the Truth in Lending Act. Regulation Z which implements the Truth in Lending Act has been amended to greatly expand the consumer protections contained therein. These amendments will impact virtually all aspects of the current regulation, as well as create new requirements and restrictions. The majority of these amendments are effective October 1, 2009.

Federal Home Loan Bank System

     The Bank is a member of the Federal Home Loan Bank system, which consists of 12 regional Federal Home Loan Banks (FHLB). The FHLB system provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB–IN, is required to acquire and hold shares of capital stock in this FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from this FHLB, whichever is greater. At December 31, 2008, the Bank had advances from FHLB–IN with aggregate outstanding principal balances of $144.8 million, and the Bank’s investment in FHLB–IN stock of $23.9 million was $15.1 million in excess of its minimum requirement. FHLB advances must be secured by specified types of collateral and are available to member institutions primarily for the purpose of providing funds for residential housing finance.

     Regulatory directives, capital requirements and net income of the FHLBs affect their ability to pay dividends to their members. In addition, FHLBs are required to provide funds to cover certain obligations and to fund the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. The FHLB–IN notified its member banks in February 2009 that it declared a dividend for the fourth quarter of 2008. According to the FHLB-IN, the dividend declared was 75 basis points lower than the rate paid in the previous quarter and was prudent given the challenging economic environment. The FHLB–IN noted that dividends are ordinarily declared on the 10th business day after the end of the quarter, however, the time period was extended to allow for a more detailed review of the FHLB-IN’s private-label mortgage-backed securities for potential other-than-temporary impairments. The FHLB-IN determined that none of these securities were other-than-temporarily impaired at December 31, 2008.

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

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

     We report certain assets, including investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

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

     In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law, giving the United States Department of the Treasury (Treasury Department) broad authority to implement certain actions to help restore confidence, stability and liquidity to U.S. financial markets and to encourage financial institutions to increase their lending to customers and to each other. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700.0 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (TARP). The Treasury Department has allocated $250.0 billion to the Voluntary Capital Purchase Program under the TARP (CPP). The TARP also includes direct purchases or guarantees of troubled assets of financial institutions by the U.S. government.

     Under the CPP, the Treasury Department will purchase debt or equity securities from participating financial institutions in an amount equal to or not less than 1% of the participating financial institution’s risk-weighted assets and not more than the lesser of (i) $25.0 billion or (ii) 3% of the participating financial institution’s risk-weighted assets. In connection therewith, each participating financial institution will be required to issue to the Treasury Department a warrant to purchase a number of shares of common stock having a market price equal to 15% of the senior preferred stock on the date of the Treasury Department’s investment. During such time as the Treasury Department holds securities issued under the Voluntary Capital Purchase Program, the participating financial institutions will be required to comply with the Treasury Department’s standards for executive compensation and will have limited ability to increase the amounts of dividends paid on, or to repurchase, their common stock.

     Following a systemic risk determination under the FDIC Improvement Act of 1991, on October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (TLGP). The TLGP includes the Transaction Account Guarantee Program (TAGP), which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their total liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008.

     While we have chosen to not participate in the CPP, we have decided to participate in the TAGP and the DGP. It is not clear what impact the EESA and its attendant programs, and other liquidity, funding and economic stimulus initiatives of the federal government that may be initiated in the future, will have on the financial markets or on the U.S. banking and financial services industries and the broader U.S. and global economies. These new laws, regulations, and changes will increase our FDIC insurance premiums and may also increase our costs of regulatory compliance and of doing business, and otherwise affect our operations. They may significantly affect the markets in which we do business, the markets for and value of our investments, and our ongoing operations, costs, and profitability.

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

     We are required by our regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we elect or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company. Although we remain “well-capitalized” at December 31, 2008 and have not had a deterioration in our liquidity, the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of our control. Accordingly, we cannot assure you of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

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
  press releases, announcements or publicity relating to us, our competitors, or to trends in our industry;
  changes in expectations as to our future financial performance, including financial estimates or recommendations by securities analysts and investors;
  the number of short positions in our stock;
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

     Our earnings and cash flows are largely dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed money. Changes in the general level of interest rates may have an adverse effect on our business, financial condition and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and securities and the amount of interest that we pay on deposits and borrowings. Changes in monetary policy and interest rates also can adversely affect:

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

  borrowers may not be able to repay their loans;
  collateral values securing our loans to borrowers may decline further;
  loan portfolio quality may decline further; and
  customers may not want or need our products and services.

     Any of these scenarios could cause an increase in delinquencies and non-performing assets, require us to charge-off a higher percentage of our loans, increase substantially our provision for losses on loans, or make fewer loans, which would reduce income.

We are subject to lending risk and could suffer losses in our loan portfolio despite our underwriting practices.

     There are inherent risks associated with our lending activities. There are risks inherent in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral and changes in economic and industry conditions. We attempt to closely manage our credit risk through prudent loan underwriting and application approval procedures, careful monitoring of concentrations of our loans within specific industries and periodic independent reviews of outstanding loans by third party loan review specialists. We cannot assure that such approval and monitoring procedures will reduce these credit risks to acceptable tolerance levels.

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

     As of December 31, 2008, approximately 65% of our loan portfolio consisted of commercial and industrial, commercial real estate (owner occupied, non-owner occupied and multifamily) and commercial construction and land development loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small- or middle-market business customers who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than one-to-four family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, commercial real estate (owner occupied, non-owner occupied and multifamily) and commercial construction and land development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans and also could require us to increase the provision for losses on loans and increase loan charge-offs, all of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations. See further discussion on our commercial loan portfolio in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

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

     The competition in our market for making commercial and industrial loans has resulted in more competitive pricing and credit structure as well as intense competition for skilled commercial lending officers. These trends could have a material adverse effect on our ability to grow and remain profitable. An inability to recruit and retain skilled business banking officers poses a significant barrier to retaining and growing our customer base.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

Offices and Properties

     The following table sets forth certain information relating to the Bank’s offices at December 31, 2008. In addition, the Bank maintains 36 automated teller machines (ATMs), 22 of which are located at its branch offices.

			Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2008	December 31, 2008
			(Dollars in thousands)
Executive Office:
707 Ridge Road (1)	Owned	—	$2,059	$150,825
Munster, IN 46321

Indiana Branch Offices:
155 North Main Street	Owned	—	357	65,962
Crown Point, IN 46307

1100 East Joliet Street	Leased	2013	60	81,870
Dyer, IN 46311

4740 Indianapolis Boulevard	Owned	—	401	32,829
East Chicago, IN 46312

2121 East Columbus Drive (2)	Leased	2013	394	18,188
East Chicago, IN 46312

5311 Hohman Avenue	Owned	—	280	51,012
Hammond, IN 46320

3853 45th Street	Owned	—	741	25,635
Highland, IN 46322

6101 Harrison Street	Owned	—	1,265	23,690
Merrillville, IN 46410

1720 45th Street	Owned	—	223	87,530
Munster, IN 46321

7650 Harvest Drive (3)	Owned	—	1,638	29,453
Schererville, IN 46375

855 Thornapple Way	Owned	—	214	43,160
Valparaiso, IN 46385

Illinois Branch Offices:
310 South Weber Road	Owned	—	1,047	5,274
Bolingbrook, IL 60490

8301 South Cass Avenue (4)	Owned	—	3,217	13,636
Darien, IL 60561

3301 West Vollmer Road	Leased	2010	—	36,883
Flossmoor, IL 60422

154th Street at Broadway (5)	Leased	—	215	19,972
Harvey, IL 60426

			Net Book Value of
		Lease	Property and Leasehold
	Owned or	Expiration	Improvements at	Deposits at
Location	Leased	Date	December 31, 2008	December 31, 2008
			(Dollars in thousands)
13323 South Baltimore	Owned	—	$303	$26,426
Hegewisch/Chicago, IL 60633

9161 West 151st Street	Leased	2009	2	12,986
Orland Park, IL 60462

7101 West 127th Street	Owned	—	210	40,564
Palos Heights, IL 60463

601 East 162nd Street	Owned	—	199	42,778
South Holland, IL 60473

425 East 170th Street (6)	Owned	—	217	—
South Holland, IL 60473

7231 West 171st Street	Owned	—	1,364	3,737
Tinley Park, IL 60477

7229 South Kingery Highway	Leased	2012	23	11,687
Willowbrook, IL 60527

Other Properties:
8149 Kennedy Avenue (7)	Leased	2009	3	—
Highland, IN 46322

Lot 4 at Ronald Reagan Boulevard &	Owned	—	510	—
Essington Road (8)
Bolingbrook, IL 60490

3619 Park Drive (9)	Owned	—	566	—
Olympia Fields, IL 60461

10490 Broadway Avenue (10)	Owned	—	757	—
Crown Point, IN 46307

135 East 154th Street (11)	Owned	—	12	—
Harvey, IL 60426

11100 US 231 (12)	Leased	2029	151	—
St. John, IN 46373
____________________

(1)	Includes 5,604 square feet of space currently under lease to third parties.

(2)	Full-service branch facility located in grocery store chain.

(3)	Includes 3,570 square feet of space under lease to a third party through February 2009.

(4)	Includes 3,120 square feet of space currently under lease to third parties.

(5)	Facility is on a month-to-month lease.

(6)	Deposits included with office located at 162nd St., South Holland, IL.

(7)	Operations and Customer Call Center.

(8)	Land purchased for new full-service banking facility in Bolingbrook, IL.

(9)	Land purchased for new full-service banking facility in Olympia Fields, IL to replace the current Flossmoor facility.

(10)	Land purchased for new full-service banking facility in Crown Point, IN.

(11)	Land purchased to relocate full-service banking facility in Harvey, IL.

(12)	Construction in process costs for new full-service banking facility in St. John, IN. Land is leased with the future building owned by the Bank.

ITEM 3. LEGAL PROCEEDINGS

     A complaint was filed in September 2007 against Citizens Financial Bank in connection with an incident that occurred in February 2007 in which funds were electronically advanced on a line of credit to a checking account, and then wire transferred to a bank in another state. The complaint seeks compensation for actual damages, statutory damages, punitive damages, costs and reasonable attorney’s fees. The complaint also seeks the Bank to cease and desist from any and all attempts to collect the funds that were allegedly transferred from the accounts by unauthorized and fraudulent means and interest on those funds. The complaint also seeks the Bank to cease and desist any inaccurate credit reporting and correct any past inaccurate credit reporting related to this matter. In the event that judgment is entered for the plaintiffs, insurance would not be able to indemnify the Bank for punitive damages should they be assessed. The total potential exposure to the Bank is not quantifiable at this time insofar as the amount of damages being sought was not specifically set forth in the complaint and no other written demand has been made by the plaintiffs to the Bank.

     A complaint was filed against Citizens Financial Bank in early 2009 arising from a lending relationship. The plaintiff is seeking unspecified damages based upon lender liability and breach of fiduciary duty theories. The Bank denies the claims asserted in the complaint. This case is in the early stages and is in discovery. The likelihood of an unfavorable outcome is neither probable nor remote, and as such, no conclusion can be made at this time. The Bank believes this complaint is a routine legal proceeding occurring in the ordinary course of its business as a lender.

     Other than the above-referenced matters, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	The Company’s common stock is traded on the NASDAQ National Market under the symbol “CITZ”. As of December 31, 2008, there were 10,674,511 shares of common stock outstanding which were held by 1,955 stockholders of record. The following table sets forth the quarterly share price and cash dividends paid per share during each quarter of 2008 and 2007. See further information regarding the Company’s ability to pay dividends in “Regulation” within “Item 1. Business” and also “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

			Cash
	Share Price		Dividend
	High	Low	Paid
2007
First Quarter	$15.00	$14.48	$0.12
Second Quarter	15.12	14.53	0.12
Third Quarter	14.65	13.93	0.12
Fourth Quarter	14.89	14.09	0.12
2008
First Quarter	$14.70	$13.33	$0.12
Second Quarter	14.93	11.42	0.12
Third Quarter	11.84	8.10	0.12
Fourth Quarter	10.31	3.50	0.04

     The information for equity compensation plans is incorporated by reference from “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K.

(b)	Not applicable.

(c)	The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2008. Under its repurchase plan publicly announced on March 20, 2008 for 530,000 shares, the Company has 448,612 shares that may yet be purchased.

PERFORMANCE GRAPH

     The following graph compares the cumulative total returns for the Company’s common stock to the total returns for the Standard and Poor’s 500 Index (S&P 500) and the NASDAQ Bank Index. The graph assumes that $100 was invested on December 31, 2003 in the Company’s common stock, the S&P 500 Index, and the NASDAQ Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes dividends are reinvested.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
CFS Bancorp, Inc.	$100.00	$96.46	$103.15	$109.19	$113.14	$31.26
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Bank Index	100.00	110.99	106.18	117.87	91.85	69.88

ITEM 6. SELECTED FINANCIAL DATA

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)
Selected Financial Condition Data:
Total assets	$1,121,855	$1,150,278	$1,254,390	$1,242,888	$1,314,714
Loans receivable	749,973	793,136	802,383	917,405	988,085
Allowance for losses on loans	15,558	8,026	11,184	12,939	13,353
Securities, available-for-sale	251,270	224,594	298,925	218,550	202,219
Securities, held-to-maturity	6,940	3,940	—	—	—
Deposits	824,097	863,272	907,095	828,635	863,178
Borrowed money	172,937	135,459	202,275	257,326	286,611
Stockholders’ equity	111,809	130,414	131,806	142,367	147,911
Book value per outstanding share	$10.47	$12.18	$11.84	$11.86	$11.94
Average stockholders’ equity to average assets	11.14%	10.75%	10.54%	11.38%	10.58%
Non-performing assets to total assets	5.16	2.67	2.22	1.74	2.14
Allowance for losses on loans to non-performing loans	28.44	27.11	40.64	61.49	48.25
Allowance for losses on loans to total loans	2.07	1.01	1.39	1.41	1.35

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)
Selected Operations Data:
Interest income	$59,539	$72,241	$75,547	$69,464	$68,986
Interest expense	24,656	38,134	42,644	39,603	38,900
Net interest income	34,883	34,107	32,903	29,861	30,086
Provision for losses on loans	26,296	2,328	1,309	1,580	8,885
Net interest income after provision for losses on loans	8,587	31,779	31,594	28,281	21,201
Non-interest income	5,623	11,515	10,542	11,397	11,610
Non-interest expense	34,178	33,459	36,178	33,485	46,592
Income (loss) before income taxes	(19,968)	9,835	5,958	6,193	(13,781)
Income tax expense (benefit)	(8,673)	2,310	618	1,176	(7,204)
Net income (loss)	$(11,295)	$7,525	$5,340	$5,017	$(6,577)

Earnings (loss) per share (basic)	$(1.10)	$0.71	$0.48	$0.43	$(0.57)
Earnings (loss) per share (diluted)	(1.10)	0.69	0.47	0.42	(0.57)
Cash dividends declared per common share	0.40	0.48	0.48	0.48	0.44
Dividend payout ratio	NM	69.57%	102.13%	114.29%	NM

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)
Selected Operating Ratios:
Net interest margin	3.32%	3.02%	2.73%	2.48%	2.13%
Average interest-earning assets to average interest-bearing liabilities	113.07	113.27	113.03	113.44	111.59
Ratio of non-interest expense to average total assets	3.01	2.76	2.83	2.62	3.14
Return (loss) on average assets	(0.99)	0.62	0.42	0.39	(0.44)
Return (loss) on average equity	(8.93)	5.78	3.96	3.45	(4.19)

Efficiency Ratio Calculations (1)
Efficiency Ratio:
Non-interest expense	$34,178	$33,459	$36,178	$33,485	$46,592
Net interest income plus non-interest income	$40,506	$45,622	$43,445	$41,258	$41,696
Efficiency ratio	84.38%	73.34%	83.27%	81.16%	111.74%

Core Efficiency Ratio:
Non-interest expense	$34,178	$33,459	$36,178	$33,485	$46,592
Adjustment for the goodwill impairment	(1,185)	––	––	––	––
Adjustment for the prepayment penalty on the early extinguishment of debt	––	––	––	––	(10,298)
Non-interest expense – as adjusted	$32,993	$33,459	$36,178	$33,485	$36,294
Net interest income plus non-interest income	$40,506	$45,622	$43,445	$41,258	$41,696
Adjustments:
Net realized (gains) losses on sales of securities available-for-sale	(69)	(536)	(750)	238	(719)
Other-than-temporary impairment of securities available-for-sale	4,334	––	—	240	1,018
Net realized (gains) losses on sales of assets	(30)	(22)	994	(354)	(225)
Amortization of deferred premium on the early extinguishment of debt	1,452	4,540	9,624	14,381	2,052
Net interest income plus non-interest income – as adjusted	$46,193	$49,604	$53,313	$55,763	$43,822
Core efficiency ratio	71.42%	67.45%	67.86%	60.05%	82.82%
____________________

(1)	See “Results of Operations – Non-Interest Expense” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions about the Company’s non-GAAP efficiency ratio and core efficiency ratio disclosures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT MARKET DEVELOPMENTS

     In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law, giving the United States Department of the Treasury (Treasury Department) broad authority to implement certain actions to help restore confidence, stability and liquidity to U.S. financial markets and to encourage financial institutions to increase their lending to customers and to each other. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700.0 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (TARP). The Treasury Department has allocated $250.0 billion to the Voluntary Capital Purchase Program under the TARP (CPP). The TARP also includes direct purchases or guarantees of troubled assets of financial institutions by the U.S. government.

     Under the CPP, the Treasury Department will purchase debt or equity securities from participating financial institutions in an amount equal to not less than 1% of the participating financial institution’s risk-weighted assets and not more than the lesser of (i) $25.0 billion or (ii) 3% of the participating financial institution’s risk-weighted assets. In connection therewith, each participating financial institution will be required to issue to the Treasury Department a warrant to purchase a number of shares of common stock having a market price equal to 15% of the senior preferred stock on the date of the Treasury Department’s investment. During such time as the Treasury Department holds securities issued under the Voluntary Capital Purchase Program, the participating financial institutions will be required to comply with the Treasury Department’s standards for executive compensation and will have limited ability to increase the amounts of dividends paid on, or to repurchase, their common stock.

     On December 23, 2008, the Company announced that it withdrew its application for funds available through the CPP. The Company’s Board of Directors determined that it would not be in the best long-term interests of the Company and its shareholders to participate in the CPP. Upon further analysis subsequent to the original application, the Company believes that its capital position is sufficient for its growth opportunities in the foreseeable future and that the costs, regulatory considerations and potential dilution to shareholders which accompany this government capital infusion outweigh any potential benefits of participating in the CPP.

     The EESA also increased FDIC deposit insurance on most accounts from $100,000 to $250,000. This increase is in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry.

     Following a systemic risk determination under the FDIC Improvement Act of 1991, on October 14, 2008, the FDIC established the Temporary Liquidity Guarantee Program (TLGP). The TLGP includes the Transaction Account Guarantee Program (TAGP), which provides unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions participating in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The TLGP also includes the Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt of FDIC-insured institutions and their holding companies. The unsecured debt must be issued on or after October 14, 2008 and not later than June 30, 2009, and the guarantee is effective through the earlier of the maturity date or June 30, 2012. The DGP coverage limit is generally 125% of the eligible entity’s eligible debt outstanding on September 30, 2008 and scheduled to mature on or before June 30, 2009 or, for certain insured institutions, 2% of their total liabilities as of September 30, 2008. Depending on the term of the debt maturity, the nonrefundable DGP fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or June 30, 2012. The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company has elected to participate in both guarantee programs.

OVERVIEW

     Unprecedented market conditions during 2008 presented unforeseen challenges to the Company, the entire financial services sector and the economy in general. Decreased liquidity and declining market values have negatively affected all lending segments nationwide. The action taken on September 7, 2008 by the Treasury Department and the Federal Housing Finance Authority to place Fannie Mae and Freddie Mac into conservatorship caused a significant decrease in the market value of the securities issued by these government sponsored enterprises. Declining market interest rates to near zero negatively affected yields on interest-earning assets. These declining rates had a positive decrease on interest-bearing liabilities, although it was not as apparent due to increased competition for deposits throughout the industry. During 2008, it became significantly less costly for banks to strengthen their liquidity through certificate of deposit funding rather than issuing debt into illiquid credit markets.

     The Company incurred a net loss for 2008 of $11.3 million, or $(1.10) per share compared to net income of $7.5 million, or $0.69 per diluted share for 2007. During 2008, the Company’s financial results were negatively affected by provisions for losses on loans totaling $26.3 million, other-than-temporary impairments totaling $4.3 million on its investments in Fannie Mae and Freddie Mac preferred stock and a goodwill impairment of $1.2 million. Combined, these charges reduced 2008 net income by $19.9 million and reduced diluted earnings per share by $1.90.

     The Bank’s risk-based capital was 13.21% at December 31, 2008 compared to 13.93% at December 31, 2007 and continues to be in excess of the regulatory requirements of 10% to be considered “well-capitalized.” At December 31, 2008, the Bank’s risk-based capital was $27.2 million in excess of amounts required by regulatory agencies to be “well-capitalized.”

     The Bank’s Tier 1 capital also continues to be in excess of the regulatory requirements of 5% to be considered “well-capitalized.” At December 31, 2008, the Bank’s Tier 1 capital was 9.07% and was $45.4 million in excess of the amounts required by regulatory agencies to be “well-capitalized.”

     The Company’s net interest margin expanded for the fifth consecutive year to 3.32% for the year ended December 31, 2008, an increase of 30 basis points from 3.02% for the comparable 2007 period. The expansion of the net interest margin primarily resulted from decreases in short-term interest rates which decreased the Company’s cost of deposits and borrowed money.

     The financial results of the Company for 2008 were negatively affected by $4.3 million of other-than-temporary impairment (OTTI) charges on its Fannie Mae and Freddie Mac preferred stock investments. The OTTI charge was a direct result of the actions taken by the U.S. Treasury relating to these government sponsored enterprises as previously discussed. In addition, the Company incurred a $1.2 million goodwill impairment as a result of the Company’s year-end impairment analysis required under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

     The Company’s provision for losses on loans increased to $26.3 million for the year ended December 31, 2008 compared to $2.3 million for the 2007 period. The increase in the 2008 provision reflects reduced collateral valuations on non-performing loans as well as increased general reserves. Net charge-offs for 2008 totaled $18.8 million as compared to $5.5 million for 2007. This increase primarily reflects the deteriorating market conditions, declines in collateral values and a lack of activity in residential housing and land development. During 2008, the Company realized $13.3 million of partial charge-offs related to impaired commercial construction and land development loans that previously totaled $34.1 million in the aggregate. Of these partial charge-offs, one was transferred to other real estate owned at $2.4 million. In addition, the Company realized $430,000 of partial charge-offs related to certain non-owner occupied commercial real estate loans that previously totaled $2.8 million. An additional $2.6 million was realized by the Company as full charge-offs related to certain non-owner occupied commercial real estate loans.

     In conjunction with the hiring of an Executive Vice President – Business Banking, the Company reorganized its Business Banking group and during 2008 added ten new Business Banking Relationship Managers to accelerate the diversification of the commercial loan portfolio and to increase business deposits. This group has over 150 years of combined banking experience in the Company’s existing markets and will focus on building market presence within the Business Banking segment. The group is responsible for rebalancing the Company’s loan portfolio to reduce its exposure to commercial construction and land development by focusing on commercial and industrial, owner occupied commercial estate and multifamily loans. In addition, Business Bankers work with the borrowers to build the Company’s deposit balances by pricing deals to include the operating and personal deposit accounts of the borrowers.

     During the fourth quarter of 2008, the Company strengthened its Asset Management group by re-assigning a Business Banker with twenty years of experience and an Assistant Credit Manager with thirty years of experience in order to be proactive in this current economic environment. In addition, larger problem loans are being managed by the Bank’s President and Chief Operating Officer and the Executive Vice President and two Senior Vice Presidents of Business Banking. The changes in this area have allowed the Bank to more proactively manage and resolve problem assets and potential problem assets while allowing management to keep up to date on the progress related to these loans.

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

     Income Tax Accounting. Income tax expense recorded in the Company’s consolidated statements of operations involves management’s interpretation and application of certain accounting pronouncements and federal and state tax codes. As such, the Company has identified income tax accounting as a critical accounting policy. The Company is subject to examination by various regulatory taxing authorities. There can be no assurance that future events, such as court decisions or positions of federal and state taxing authorities, will not differ from management’s current assessment of tax liabilities, the impact of which could be significant to the consolidated results of operations and reported earnings. Management believes the tax liabilities are adequately and properly recorded in the Company’s consolidated financial statements.

     In addition, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109 (FIN 48) effective January 1, 2007. FIN 48 requires significant judgment in determining what constitutes an individual tax position as well as assessing the outcome of each tax position. Changes in judgment as to recognition or measurement of tax positions can materially affect the estimate of the effective tax rate and consequently, affect the Company’s operating results. Management believes the tax liabilities are adequately and properly recorded in the Company’s consolidated financial statements.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED AND RATES PAID

     The following table provides information regarding: (i) the Company’s interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the indicated periods.

	Year Ended December 31,
	2008			2007			2006
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$753,500	$45,213	6.00%	$806,626	$56,678	7.03%	$854,268	$59,852	7.01%
Securities (2)	251,785	12,673	4.95	265,116	12,684	4.72	292,140	12,713	4.29
Other interest-earning assets (3)	45,330	1,653	3.65	59,215	2,879	4.86	59,753	2,982	4.99
Total interest-earning assets	1,050,615	59,539	5.67	1,130,957	72,241	6.39	1,206,161	75,547	6.26
Non-interest earning assets	85,178			79,370			74,433
Total assets	$1,135,793			$1,210,327			$1,280,594
Interest-bearing liabilities:
Deposits:
Checking accounts	$105,481	612	0.58	$100,781	955	0.95	$102,049	1,024	1.00
Money market accounts	181,852	3,768	2.07	176,538	5,947	3.37	145,756	4,306	2.95
Savings accounts	121,920	589	0.48	142,018	941	0.66	159,936	693	0.43
Certificates of deposit	374,834	13,130	3.50	400,607	18,379	4.59	391,844	16,140	4.12
Total deposits	784,087	18,099	2.31	819,944	26,222	3.20	799,585	22,163	2.77
Borrowings:
Other short-term
borrowings (4)	25,743	430	1.67	19,828	811	4.09	19,353	902	4.66
FHLB borrowings (5)(6)(7)	119,369	6,127	5.05	158,667	11,101	6.90	248,211	19,579	7.78
Total borrowed money	145,112	6,557	4.44	178,495	11,912	6.58	267,564	20,481	7.55
Total interest-bearing
liabilities	929,199	24,656	2.65	998,439	38,134	3.82	1,067,149	42,644	4.00
Non-interest bearing deposits	63,276			64,315			61,350
Non-interest bearing liabilities	16,779			17,475			17,158
Total liabilities	1,009,254			1,080,229			1,145,657
Stockholders’ equity	126,539			130,098			134,937
Total liabilities and
stockholders’ equity	$1,135,793			$1,210,327			$1,280,594
Net interest-earning assets	$121,416			$132,518			$139,012
Net interest income/ interest rate spread		$34,883	3.02%		$34,107	2.57%		$32,903	2.26%
Net interest margin			3.32%			3.02%			2.73%
Ratio of average interest-earning assets to
average interest-bearing liabilities			113.07%			113.27%			113.03%
____________________

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of securities are based on amortized cost.

(3)	Includes FHLB stock, money market accounts, federal funds sold and interest-earning bank deposits.

(4)	Includes federal funds purchased and Repo Sweeps.

(5)

The 2008 period includes an average of $120.1 million of contractual FHLB borrowings reduced by an average of $763,000 of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowings for the 2008 period includes $1.5 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium for the 2008 period increased the average cost of borrowed money as reported to 4.44% compared to an average contractual rate of 2.41%.

(6)

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

(7)

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

RATE/VOLUME ANALYSIS

     The following table details the effects of changing rates and volumes on the Company’s net interest income. Information is provided with respect to: (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

	Year Ended December 31,
	2008 Compared to 2007				2007 Compared to 2006
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/	Total Net			Rate/	Total Net
	Rate	Volume	Volume	Inc/(Dec)	Rate	Volume	Volume	Inc/(Dec)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(8,277)	$(3,733)	$545	$(11,465)	$174	$(3,338)	$(10)	$(3,174)
Securities	660	(638)	(33)	(11)	1,263	(1,175)	(117)	(29)
Other interest-earning assets	(720)	(675)	169	(1,226)	(79)	(25)	1	(103)
Total net change in income on interest-
earning assets	(8,337)	(5,046)	681	(12,702)	1,358	(4,538)	(126)	(3,306)
Interest-bearing liabilities:
Deposits:
Checking accounts	(371)	45	(17)	(343)	(57)	(13)	1	(69)
Money market accounts	(2,289)	179	(69)	(2,179)	604	909	128	1,641
Savings accounts	(255)	(133)	36	(352)	367	(78)	(41)	248
Certificates of deposit	(4,347)	(1,182)	280	(5,249)	1,837	361	41	2,239
Total deposits	(7,262)	(1,091)	230	(8,123)	2,751	1,179	129	4,059
Borrowings:
Other short-term borrowings	(480)	242	(143)	(381)	(110)	22	(3)	(91)
FHLB borrowings	(2,957)	(2,749)	732	(4,974)	(2,213)	(7,063)	798	(8,478)
Total borrowings	(3,437)	(2,507)	589	(5,355)	(2,323)	(7,041)	795	(8,569)
Total net change in expense on interest-
bearing liabilities	(10,699)	(3,598)	819	(13,478)	428	(5,862)	924	(4,510)
Net change in net interest income	$2,362	$(1,448)	$(138)	$776	$930	$1,324	$(1,050)	$1,204

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Income

     The Company reported a net loss of $11.3 million, or $(1.10) per share, for 2008 compared to net income of $7.5 million, or $0.69 diluted earnings per share, for 2007. The Company’s 2008 earnings were impacted by provisions for losses on loans totaling $26.3 million, other-than-temporary impairments on its investments in Fannie Mae and Freddie Mac preferred stock totaling $4.3 million and a goodwill impairment of $1.2 million. Combined, these charges reduced net income by $19.9 million and reduced diluted earnings per share by $1.90.

Net Interest Income

     Net interest income before the provision for losses on loans is the principal source of earnings for the Company and consists of interest income received on loans and investment securities less interest expense paid on deposits and borrowed money. The Company’s net interest income totaled $34.9 million for 2008 compared to $34.1 million for 2007. The Company’s net interest margin (net interest income as a percentage of average interest-earning assets) for 2008 improved 30 basis points to 3.32% from 3.02% for 2007. The increases in net interest income and net interest margin were primarily a result of a reduction in the average cost of deposits and a decrease in the average balance of borrowings for 2008 when compared to 2007.

Interest Income

     The Company’s interest income was $59.5 million for 2008 compared to $72.2 million for 2007. The weighted-average yield on interest-earning assets decreased 72 basis points to 5.67% for 2008 from 6.39% for the comparable 2007 period.

     The decrease in interest income was primarily caused by a decrease in interest rates earned on the Bank’s loans receivable and a $53.1 million decrease in the average balance of loans receivable. The Bank’s variable rate loans totaled $449.8 million at December 31, 2008 and were negatively affected by the decrease in current market rates throughout 2008. In addition, a $25.1 million increase in the Company’s non-performing loans negatively affected the interest income and weighted-average yield recognized on loans receivable during 2008.

Interest Expense

     The Company’s total interest expense decreased to $24.7 million for 2008 from $38.1 million for the 2007 period. The Company’s average cost of interest-bearing liabilities decreased to 2.65% for 2008 when compared to 3.82% for 2007 as a result of decreases in the average balance of deposits and borrowings coupled with the positive affect of lower market interest rates during 2008.

     Interest expense on interest-bearing deposits decreased to $18.1 million for 2008 from $26.2 million for 2007. The Company’s weighted-average cost of deposits decreased 89 basis points due to the Company’s disciplined pricing on these products as market interest rates decreased throughout 2008. In addition, the Company’s average balance on interest-bearing deposits decreased 4.4% from 2007 primarily due to a decrease in the balance of certificate of deposit accounts. Tightening liquidity in the financial services sector has resulted in increased interest rates paid by other institutions on certificates of deposit. These balances are more vulnerable to above market rates paid by institutions facing liquidity issues while the Company continues to be disciplined in pricing these deposits.

     The Company’s interest expense on borrowed money for 2008 decreased 45.0% to $6.6 million for 2008 from $11.9 million for 2007 primarily as a result of lower rates on the repricing of the Company’s FHLB debt. The Company’s average balances of FHLB debt also decreased during 2008 as the Company was able to utilize its excess liquidity to repay maturing advances. The amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) that was included in the Company’s total interest expense on borrowings decreased to $1.5 million for 2008 from $4.5 million for 2007 which resulted in a decrease in the Company’s cost of borrowings to 4.44% for 2008 from 6.58% for 2007.

     The Company continues to experience the positive effects of its 2004 FHLB debt restructuring through the reduction of the amount of FHLB borrowings outstanding and the contractual interest rates paid; however, the related Premium Amortization continues to adversely affect the Company’s net interest margin. The Premium Amortization reduced the net interest margin by 14 basis points in 2008 and 40 basis points in 2007. The Company’s interest expense on borrowings is detailed in the tables below for the periods indicated.

	Year Ended
	December 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$430	$811	$(381)	(47.0)%
Interest expense on FHLB borrowings at contractual rates	4,675	6,561	(1,886)	(28.7)
Amortization of deferred premium	1,452	4,540	(3,088)	(68.0)
Total interest expense on borrowings	$6,557	$11,912	$(5,355)	(45.0)

     The interest expense related to the Premium Amortization is expected to be $175,000 before taxes in the year ended December 31, 2009. The Premium Amortization will be fully recognized as of December 31, 2009.

Provision for Losses on Loans

     The Company’s provision for losses on loans was $26.3 million for 2008 compared to $2.3 million in 2007 reflecting reduced collateral valuations on impaired loans as well as an increase of $2.8 million in general reserves in the allowance for losses on loans as determined by its quarterly analysis of the adequacy of the allowance for losses on loans. For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Non-Interest Income

     The following table identifies the changes in non-interest income for the periods presented:

	Year Ended
	December 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Service charges and other fees	$6,051	$6,795	$(744)	(10.9	) %
Card-based fees	1,600	1,489	111	7.5
Commission income	341	147	194	132.0
Subtotal fee based revenues	7,992	8,431	(439)	(5.2)
Income from bank-owned life insurance	1,300	1,634	(334)	(20.4)
Other income	566	892	(326)	(36.5)
Subtotal	9,858	10,957	(1,099)	(10.0)
Securities gains, net	69	536	(467)	(87.1)
Impairment on securities, available-for-sale	(4,334)	–	(4,334)	NM
Other asset gains, net	30	22	8	36.4
Total non-interest income	$5,623	$11,515	$(5,892)	(51.2	) %

     Non-interest income before securities gains, impairments and other asset gains decreased 10.0% for 2008 from 2007 due to decreases in the following:

  service charges and other fees from lower volume of non-sufficient funds items and lower fee income from letters of credit and credit enhancements;
  income from bank-owned life insurance due to other-than-temporary impairments on certain investments recognized by the underwriters and decreases in overall market rates on investments underlying the policy; and
  other income from a decrease in the profit earned on the sale of loans and the related loan servicing rights as the Company retained the one-to-four family mortgage loans it originated during 2008.

     The Company realized an other-than-temporary impairment on its investments in Fannie Mae and Freddie Mac preferred stock totaling $4.3 million. The market for investments in these government sponsored enterprises deteriorated throughout the second half of 2008 when the Treasury Department and the Federal Housing Finance Authority placed these enterprises into conservatorship. As a result, the Company’s investment in these preferred stocks was zero at December 31, 2008.

Non-Interest Expense

     The following table identifies the changes in non-interest expense for the periods presented:

	Year Ended
	December 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$15,160	$16,236	$(1,076)	(6.6)%
Retirement and stock related compensation	783	1,054	(271)	(25.7)
Medical and life benefits	1,450	1,025	425	41.5
Other employee benefits	105	91	14	15.4
Subtotal compensation and employee benefits	17,498	18,406	(908)	(4.9)
Net occupancy expense	3,175	2,847	328	11.5
Furniture and equipment expense	2,362	2,241	121	5.4
Data processing	1,749	2,169	(420)	(19.4)
Professional fees	1,341	1,540	(199)	(12.9)
Marketing	1,002	842	160	19.0
Goodwill impairment	1,185	—	1,185	NM
Other general and administrative expenses	5,866	5,414	452	8.3
Total non-interest expense	$34,178	$33,459	$719	2.1%

     The Company’s non-interest expense for 2008 increased when compared to 2007 due to increases in the following:

  medical and life benefits as the number of and the amount paid for medical claims increased;
  net occupancy expense as a result of vacating certain leased space and additional expenses relating to higher utility and snow removal costs; and
  other general and administrative expenses relating to loan collection expense for the workout of the Company’s problem loans and an increase in recruiting expense related to the above mentioned new employees.

     In addition, the $1.2 million of goodwill the Company had acquired through its 2003 acquisition of a bank branch in Illinois was determined to be fully impaired based on management’s goodwill impairment analysis at December 31, 2008. The analysis was conducted pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as a result of the continued disruption in the public capital markets and the Company’s market capitalization falling below its book value.

     During 2008, compensation and mandatory benefits decreased due to the absence of separation expenses from 2007 totaling $625,000 which were related to the separation of two senior officers and the consolidation of its retail lending operations during the fourth quarter of 2007 and the reduction in force of other employees during the first quarter of 2007. The Company also incurred lower incentive costs as a result of not meeting its 2008 performance goals for key officers and employees.

     Retirement and stock related benefits decreased during 2008 due to a $1.4 million decrease in compensation for the Rabbi Trust deferred compensation plans. The value of the Company’s common stock held in these plans declined as a result of the change in the Company’s stock price of $3.90 at December 31, 2008 compared to $14.69 at December 31, 2007. This decrease was partially offset by a $417,000 increase in pension expense during 2008 based on information the Company received from is plan administrator with respect to its annual funding requirements. During the fourth quarter of 2008, the Bank also made a principal prepayment of $2.8 million on its Employee Stock Ownership Plan (ESOP) loan. The additional principal payment was made to satisfy the 4.1% minimum funding requirement the Company agreed to upon the modification of the ESOP loan in March 2007 and to minimize the impact of this funding requirement in 2009. As a result of the principal payment, the Company’s ESOP expense in 2008 increased to $1.1 million from $288,000 in 2007. During the first quarter of 2009, the Bank paid the remaining $1.2 million ESOP loan which resulted in $235,000 in ESOP expense. The remaining 83,519 shares will be allocated to the ESOP participants in early 2010. With the loan paid in full, the minimum funding requirement is eliminated.

     The Company’s efficiency ratio was 84.4% and 73.3%, respectively, for 2008 and 2007. The Company’s core efficiency ratio was 71.4% and 67.5%, respectively, for 2008 and 2007. The efficiency ratio and core efficiency ratio during 2008 were impacted by the decreases in net interest income and non-interest income and the increase in non-interest expense as discussed above. The Company’s core efficiency ratio was negatively affected by the increased non-interest expense coupled with lower revenues when compared to the prior period. For the Company’s reconciliation of its efficiency ratio and core efficiency ratio, see “Item 6. Selected Financial Data” of this Annual Report on Form 10-K.

     Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and operating efficiency. The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of non-interest income and net interest income before the provision for losses on loans. Many financial institutions, in calculating the efficiency ratio, adjust non-interest income (as calculated under GAAP) to exclude certain component elements, such as gains or losses on sales of securities and assets. Management follows this practice to calculate its core efficiency ratio and utilizes this non-GAAP measure in its analysis of the Company’s performance. The core efficiency ratio is different from the GAAP-based efficiency ratio. The GAAP-based measure is calculated using non-interest expense, net interest income before the provision for losses on loans and non-interest income as presented on the consolidated statements of operations.

     The Company’s core efficiency ratio is calculated as non-interest expense less goodwill impairment divided by the sum of net interest income, excluding the Premium Amortization, and non-interest income, adjusted for gains or losses on the sale of securities and other assets and other-than-temporary impairments. Management believes that the core efficiency ratio enhances investors’ understanding of its business and performance. The measure is also believed to be useful in understanding the Company’s performance trends and to facilitate comparisons with the performance of others in the financial services industry. Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of the Company’s financial performance, and better reflects the Company’s core operating activities.

     The risks associated with utilizing operating measures (such as the efficiency ratio) are that various persons might disagree as to the appropriateness of items included or excluded in these measures and that other companies might calculate these measures differently. Management of the Company compensates for these limitations by providing detailed reconciliations between GAAP information and its core efficiency ratio as noted above; however, these disclosures should not be considered as an alternative to GAAP.

Income Tax Expense

     The Company’s income tax benefit was $8.7 million for 2008 compared to income tax expense of $2.3 million for 2007. The effective income tax rate was (43.4)% and 23.5%, respectively, for 2008 and 2007. The significant change from income tax expense to an income tax benefit during 2008 was mainly a result of the pre-tax losses recognized during 2008. The overall effective tax rates continue to benefit from the Company’s investment in bank-owned life insurance and the application of available tax credits.

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

Net Interest Income

     The Company’s net interest income totaled $34.1 million for 2007 representing a 3.7% increase from $32.9 million for 2006. The Company’s net interest margin for 2007 improved 29 basis points to 3.02% from 2.73% for 2006. The increases in net interest income and net interest margin were primarily a result of an increase in the weighted-average yields on interest-earning assets coupled with a reduction in the average balances of borrowed money and the amortization of the deferred premium on the early extinguishment of debt. Partially offsetting these favorable impacts was an increase in deposit costs.

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

     The Company’s total interest expense for 2007 was positively impacted by a 41.8% decrease in interest expense on borrowed money to $11.9 million for 2007 from $20.5 million for 2006. The decrease was primarily the result of lower average balances of the Company’s FHLB debt as a result of the maturities and repayments. In addition, Premium Amortization that was included in the Company’s total interest expense on borrowings decreased to $4.5 million for 2007 from $9.6 million for 2006 which resulted in a decrease in the Company’s cost of borrowings to 6.58% for 2007 from 7.55% for 2006.

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

     The above decreases were partially offset by an increase in compensation and mandatory benefits due to separation expenses totaling $345,000 during the fourth quarter of 2007 related to the separation of two senior officers as previously disclosed in separate regulatory filings and the consolidation of retail lending operations. The Company also incurred separation expense of $280,000 during the first quarter of 2007 related to its reduction in force. In addition, net occupancy expense and furniture and equipment expense increased during 2007 as a result of the opening of two new full service banking centers in Tinley Park, Illinois and Merrillville, Indiana combined with the implementation of the Company’s new digital phone system.

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

CHANGES IN FINANCIAL CONDITION FOR 2008

General

     During 2008, the Company’s total assets decreased by $28.4 million to $1.12 billion from $1.15 billion at December 31, 2007. The significant changes in the composition of the Company’s statement of condition during 2008 include a net decrease in:

  cash and cash equivalents of $19.8 million;
  gross loans receivable of $43.2 million; and
  total deposits of $39.2 million.

     These decreases were partially offset by an increase in securities available-for-sale of $26.7 million and an increase in borrowed money of $37.5 million.

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

     The Company adjusts the size and composition of its securities portfolio according to a number of factors including expected loan growth, the interest rate environment and projected liquidity. The amortized cost of the Company’s available-for-sale securities and their fair values were as follows for the dates indicated:

	December 31,
	2008			2007			2006
	Par	Amortized	Fair	Par	Amortized	Fair	Par	Amortized	Fair
	Value	Cost	Value	Value	Cost	Value	Value	Cost	Value
	(Dollars in thousands)
Available-for-sale securities:
Government sponsored entity
securities (GSE)	$98,400	$97,987	$102,345	$141,300	$140,301	$143,146	$268,655	$267,148	$266,914
Mortgage-backed securities	10,881	10,774	10,856	12,545	12,587	12,563	20,119	20,234	19,988
Collateralized mortgage
obligations	118,787	116,175	113,936	57,635	56,672	57,180	10,591	10,612	10,522
Trust preferred securities	30,966	27,668	24,133	10,000	8,900	8,900	—	—	—
Equity securities	—	—	—	3,176	3,344	2,805	1,218	1,385	1,501
	$259,034	$252,604	$251,270	$224,656	$221,804	$224,594	$300,583	$299,379	$298,925

     Securities available-for-sale were $251.3 million at December 31, 2008 compared to $224.6 million at December 31, 2007. As a result of opportunities created during 2008 by market imbalances associated with fears surrounding securities with mortgage related collateral or tied to the mortgage industry, the Company purchased over $6.1 million of agency issued collateralized mortgage obligations; $25.8 million of seasoned AAA-rated senior tranches of collateralized mortgage obligations; and $42.3 million of seasoned, senior, AAA-rated commercial mortgage-backed securities. The Company also purchased $6.9 million of agency issued mortgage-backed securities and $21.1 million in discounted, AAA-rated, super-senior pooled trust preferred securities during 2008.

     The collateralized mortgage obligation portfolio is comprised of AAA-rated securities mainly backed by conventional residential mortgages, with 15-year, fixed-rate, prime loans originated prior to 2005, low historical delinquencies, weighted-average credit scores in excess of 725 and loan-to-values under 50%. The underlying collateral of the collateralized mortgage obligation portfolio had a weighted-average 90-day delinquency ratio of 0.17% at December 31, 2008.

     The commercial mortgage-backed securities portfolio consists mainly of short-term, senior (A1, A2, and A3) tranches of seasoned issues with extensive subordination and limited balloon risk. All bonds are rated AAA. The majority of the tranches owned can withstand 100% default rates at 50% severities with no risk to principal. The weighted-average debt service coverage ratio of the collateral backing this portfolio, excluding 100% defeased tranches, was 1.88x at December 31, 2008. The weighted-average loan-to-value of the collateral backing this portfolio, excluding 100% defeased tranches, was 59% at December 31, 2008.

     The Company’s pooled trust preferred securities are all super senior and backed by senior securities issued mainly by bank and thrift holding companies. Internally and externally produced analysis suggests immediate default rates of 50% on the original collateral are necessary before a break in yield occurs. Additionally, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the super senior tranches.

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

     The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during 2008.

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale	$251,270	$—	$227,137	$24,133

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

     The Company determined that Level 3 pricing models should be utilized for valuing its investments in pooled trust preferred securities. The market for these securities at December 31, 2008 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. During 2008, bid-ask spreads on these securities climbed as high as $25.00 from bid-ask spreads of less than $1.00 from when securities were actively traded. The new issued market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

     The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) were very depressed at December 31, 2008 relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus U.S. Treasury securities at the end of November 2008 and remained near those levels at December 31, 2008. Thus in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

     Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management determined:

  the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2008; and
  an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

     All pooled trust preferred securities were issued between November 2004 and November 2007 and mature between December 2035 and March 2038. Of the five pooled trust preferred securities held by the Company, all are “Super Senior” and at December 31, 2008 are rated AAA. Subsequent to year end, four were downgraded to AA- and one was downgraded to A+. Each of the securities held has at least one AAA-rated subordinate tranche and several other subordinate tranches supporting the Company’s “Super Senior” tranches. Interest payments are current on all of the securities held. Principal returns are increasingly directed to senior tranches as deferrals and defaults on the underlying collateral increase.

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

     The Company’s held-to-maturity securities had an amortized cost of $6.9 million and $3.9 million, respectively, at December 31, 2008 and 2007 with $161,000 and $38,000, respectively, of gross unrealized holding gains.

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

     On September 7, 2008, the Treasury Department and the Federal Housing Finance Authority placed Fannie Mae and Freddie Mac into conservatorship. This action caused the Company’s investment in Fannie Mae and Freddie Mac preferred stocks to significantly decline during the second half of 2008. At December, 31, 2008, the Company’s investment in these preferred stocks was zero after management determined the declines in market value to be other than temporary resulting in OTTI charges totaling $582,000, $3.5 million and $282,000, respectively, during the second, third and fourth quarters of 2008.

     At December 31, 2008, the remainder of the Company’s securities available-for-sale with an unrealized loss position was in management’s belief primarily due to differences in market interest rates coupled with an illiquid fixed-income market. Management does not believe any of these securities are other-than-temporarily impaired. At December 31, 2008, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

     The following table sets forth certain information regarding the maturities and weighted average yield of the Company’s securities as of December 31, 2008. The amounts and yields listed in the table are based on amortized cost.

			Mortgage		Collateralized		Commercial		Trust		State
			Backed		Mortgage		Mortgage-Backed		Preferred		and
GSE Securities			Securities (1)		Obligations (1)		Securities (2)		Securities (3)		Municipal		Total
Amount		Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
(Dollars in thousands)
Maturities:
Less than 1 year	$38,616	4.81%	$927	3.67%	$4,965	5.65%	$10,128	6.06%	$1,940	2.89%	$—	—%	$56,576	5.03%
1 to less than 5 years	59,371	5.05	9,847	4.39	61,871	5.41	29,541	6.05	5,000	3.34	—	—	165,630	5.27
5 to less than 10 years	—	—	—	—	9,670	5.87	—	—	—	—	—	—	9,670	5.87
10 years and over	—	—	—	—	—	—	—	—	—	—	27,668	3.35	27,668	3.35
Total securities	$97,987	4.95%	$10,774	4.33%	$76,506	5.49%	$39,669	6.05%	$6,940	3.21%	$27,668	3.35%	$259,544	5.04%
Average months to
maturity	14		38		42		18		25		334		69
____________________

(1)	The Company’s mortgage-backed securities and collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these securities are based on historical and estimated prepayment rates for the underlying mortgage collateral and were calculated using prepayment speeds based on the trailing three-month CPR (Constant Prepayment Rate). The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.

(2)	The Company’s commercial mortgage-backed securities are amortizing in nature. As such, the maturities presented in the table for these securities are based on contractual payment assumptions for the underlying collateral and were calculated using a prepayment speed of 0 CPY (Constant Prepayment Yield).

(3)	The Company’s pooled trust preferred securities have floating rates. The projected yields are calculated to the contractual maturity and are based on the coupon rates at December 31, 2008 and fourth quarter of 2008 prepayment rates.

LOANS

     The following table sets forth the composition of the Bank’s loans receivable and the percentage of loans by category as of the dates indicated.

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$64,021	8.5%	$60,398	7.6%	$35,743	4.5%	$61,956	6.8%	$58,682	5.9%
Commercial real estate – owner
occupied	85,565	11.4	82,382	10.4	—	—	—	—	—	—
Commercial real estate – non-owner
occupied	222,048	29.6	207,270	26.1	339,110	42.2	381,956	41.6	396,420	40.1
Commercial real estate – multifamily	40,503	5.4	38,775	4.9	—	—	—	—	—	—
Commercial construction and land
development	70,848	9.5	117,453	14.8	128,529	16.0	136,558	14.9	145,162	14.7
Total commercial loans	482,985	64.4	506,278	63.8	503,382	62.7	580,470	63.3	600,264	60.7
Retail loans:
One-to-four family residential	203,797	27.2	212,598	26.8	225,007	28.1	235,359	25.7	277,501	28.1
Home equity lines of credit	58,918	7.8	60,326	7.6	70,527	8.8	96,403	10.5	102,981	10.5
Retail construction and land
development	2,650	0.4	11,131	1.4	—	—	—	—	—	—
Other	1,623	0.2	2,803	0.4	3,467	0.4	5,173	0.5	7,339	0.7
Total retail loans	266,988	35.6	286,858	36.2	299,001	37.3	336,935	36.7	387,821	39.3

Total loans receivable, net of unearned fees	$749,973	100.0%	$793,136	100.0%	$802,383	100.0%	$917,405	100.0%	$988,085	100.0%

     During the fourth quarter of 2008, the Bank revised its classification of commercial real estate loans to provide a better understanding of the types of commercial real estate loans within its loan portfolio. The new method of presentation identifies commercial real estate loans that are owner occupied, non-owner occupied and multifamily loans. Loans to owner occupied businesses are generally engaged in manufacturing, sales and/or services. Management believes that these loans have a lower risk profile than traditional commercial real estate loans since they are primarily dependant on the borrower’s business-generated cash flows for repayment, not on the conversion of real estate that may be pledged as collateral. Loans related to rental income producing properties, properties intended to be sold and properties collateralizing hospitality loans will continue to be classified as commercial real estate – non-owner occupied loans. Loans related to residential rental properties such as apartment complexes are now classified as commercial real estate loans – multifamily. Completing these changes in presentation involved a loan-by-loan review of the Bank’s commercial real estate loans. The new presentation methodology is being implemented only as of December 31, 2007 and prospectively, as it is impractical to apply it to data from 2006, 2005 and 2004. The classification of construction and land development and one-to-four family residential loans was also reviewed resulting in a reclassification of all one-to-four family construction and lot loans previously identified in construction and land development as retail construction loans within the Bank’s retail loan category since these loans are typically loans on single lots for the construction of the borrower’s primary residence.

     The Company’s loans receivable totaled $750.0 million at December 31, 2008 compared to $793.1 million at December 31, 2007. The commercial loan portfolio decreased $23.3 million (4.6%) primarily as a result of a $46.6 million (39.7%) decrease in commercial construction and land development loans partially offset by a $14.8 million (7.1%) increase in non-owner occupied commercial real estate loans. The decrease in commercial construction and land development loans is due to the Company continuing to reduce its exposure in this portion of the loan portfolio in addition to $13.3 million of partial charge-offs resulting from management’s review of specific collateral dependent loans. Also contributing to the decrease in commercial construction and land development loans is the $2.5 million transfer of one loan to other real estate owned in the third quarter of 2008. The $14.8 million (7.1%) increase in non-owner occupied commercial real estate loans is partially the result of $28.5 million commercial construction and land development loans converted to permanent non-owner occupied commercial real estate loans during 2008.

     The Company has experienced increased loan production as a result of the realignment of its Business Banking team. For 2008, the Company originated $84.6 million of commercial loans, which included $18.2 million of commercial and industrial loans, $14.9 million of owner occupied commercial real estate loans and $42.1 million of other commercial real estate loans. In addition, the Company originated $64.1 million of commercial lines of credit during the same period. This activity net of principal repayments resulted in an overall increase of $23.3 million in the Company’s commercial loan portfolio since December 31, 2007. At December 31, 2008, the Company had $27.5 million in the approved but not yet closed commercial loan pipeline, of which, $9.4 million are commercial and industrial loans, $2.1 million are owner occupied commercial real estate loans and lines of credit, $10.7 million are other commercial real estate and $5.3 million are commercial construction projects.

     The Bank has also invested, on a participating basis, in loans originated by other lenders and loan syndications. The Bank has historically invested in these types of loans to supplement the direct origination of its commercial loan portfolio. Based on the Bank’s recent experience with margin contraction and detected credit risks in excess of the Bank’s risk tolerances in the opportunities being presented in this portion of the loan portfolio, it is reducing its reliance on these types of loans and has not been involved in investing in any new syndications and participations during 2008. The Company had participations and syndication loans outstanding at December 31, 2008 totaling $30.8 million in construction and land development; $28.7 million in loans secured by non-owner occupied commercial real estate and $1.1 million in commercial and industrial loans. The Bank’s total participations and syndications by state are presented in the table below for the dates indicated.

	December 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$25,012	41.3%	$39,459	47.8%	(36.6)%
Indiana	13,474	22.3	11,361	13.8	18.6
Ohio	9,734	16.1	15,759	19.1	(61.8)
Florida	6,590	10.9	7,375	8.9	(10.6)
Colorado	3,103	5.1	2,834	3.4	9.5
Texas	1,473	2.4	3,808	4.6	(38.7)
New York	1,150	1.9	1,957	2.4	(58.8)
Total participations and syndications	$60,536	100.0%	$82,553	100.0%	(26.7)%

     The retail loan portfolio decreased $19.9 million (6.9%) primarily as a result of a decrease of $8.8 million (4.1%) in one-to-four family residential loans and an $8.5 million (76.2%) decrease in retail construction and land development loans. The Company’s decrease in these retail loans is due to the reduction in marketing focus on these types of loans attributable to the current economic environment.

Loan Concentrations

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2008, the Company had a concentration of loans secured by office and/or warehouse buildings of $195.8 million or 26.1% of its total loan portfolio. Loans secured by these types of collateral involve higher principal amounts. The repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate market or in the economy. The Company’s previous concentration of loans secured by properties utilized in the hospitality industry continued to decrease to $64.7 million, or 8.6% of the Company’s total loan portfolio at December 31, 2008. At December 31, 2007 the balance of these loans was $77.9 million, or 9.8% of the total loan portfolio, and $79.0 million, or 9.8% of the total loan portfolio, at December 31, 2006. Included are loans to resort hotels, corporate meeting hotels and travel hotels/motels. At December 31, 2008, the Company had no other concentrations of loans to any industry exceeding 10% of its total loan portfolio.

Contractual Principal Repayments and Interest Rates

     The following table sets forth scheduled contractual amortization of the Bank’s commercial loans at December 31, 2008, as well as the dollar amount of such loans which are scheduled to mature after one year which have fixed or adjustable interest rates. Demand loans and loans having no scheduled repayments and no stated maturity are reported as due in one year or less.

	Total at	Principal Repayments Contractually Due
	December 31,	in Year(s) Ended December 31,
	2008 (1)	2009	2010-2012 (2)	Thereafter (2)
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$63,829	$28,247	$17,422	$18,160
Commercial real estate – owner occupied	85,628	8,709	15,778	61,141
Commercial real estate – non-owner occupied	222,244	28,378	110,931	82,935
Commercial real estate – multifamily	40,553	2,163	12,960	25,430
Commercial construction and land development	70,903	55,095	12,327	3,481
Total commercial loans	$483,157	$122,592	$169,418	$191,147
____________________

(1)	Gross loans receivable does not include deferred fees and costs of $171,000 as of December 31, 2008.

(2)	Of the $360.6 million of loan principal repayments contractually due after December 31, 2009, $166.4 million have fixed interest rates and $194.2 million have variable interest rates which reprice from one month up to five years.

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

ALLOWANCE FOR LOSSES ON LOANS

     The allowance for losses on loans is maintained at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans represents management’s estimate of probable incurred losses in the loan portfolio at each statement of condition date and is based on the review of available and relevant information. Management’s quarterly evaluation of the adequacy of the allowance is based in part on the Company’s historical charge-offs and recoveries; levels of and trends in delinquencies; impaired loans and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions. In addition, management considers expected losses resulting in specific credit allocations for individual loans not considered above. The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

     Loan losses are charged off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level deemed appropriate by management. While management believes that at December 31, 2008 the allowance for losses on loans was adequate, it is possible that further deterioration in the economy, devaluations of collateral held or requirements from regulatory agencies may require future provisions to the allowance. See further analysis in the “Critical Accounting Policies” previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

     The following table sets forth the activity in the Bank’s allowance for losses on loans during the periods indicated:

	Year Ended December 31,
	2008 (1)	2007 (1)	2006	2005	2004
	(Dollars in thousands)
Allowance at beginning of period	$8,026	$11,184	$12,939	$13,353	$10,453
Provision	26,296	2,328	1,309	1,580	8,885
Charge-offs:
Commercial loans:
Commercial and industrial	(74)	(231)	(241)	(505)	(903)
Commercial real estate – owner occupied	(1,699)	—	—	—	—
Commercial real estate – non-owner occupied	(3,054)	(4,260)	(2,987)	(877)	(3,635)
Commercial real estate – multifamily	—	—	—	—	—
Commercial construction and land development	(13,255)	(776)	—	—	(1,206)
Total commercial loans	(18,082)	(5,267)	(3,228)	(1,382)	(5,744)
Retail loans:
One-to-four family residential	(376)	(1)	(109)	(320)	(217)
Home equity lines of credit	(243)	(208)	(80)	(201)	—
Retail construction and land development	—	—	—	—	—
Other	(197)	(200)	(211)	(270)	(268)
Total retail loans	(816)	(409)	(400)	(791)	(485)
Total charge-offs	(18,898)	(5,676)	(3,628)	(2,173)	(6,229)
Recoveries:
Commercial loans:
Commercial and industrial	10	9	110	2	105
Commercial real estate – owner occupied	—	—	—	—	—
Commercial real estate – non-owner occupied	14	102	318	21	7
Commercial real estate – multifamily	—	—	—	—	—
Commercial construction and land development	61	18	43	73	—
Total commercial loans	85	129	471	96	112
Retail loans:
One-to-four family residential	1	—	18	1	104
Home equity lines of credit	5	14	12	29	3
Retail construction and land development	—	—	—	—	—
Other	43	47	63	53	25
Total retail loans	49	61	93	83	132
Total recoveries	134	190	564	179	244
Net loans charged-off to allowance for losses on loans	(18,764)	(5,486)	(3,064)	(1,994)	(5,985)
Allowance at end of period	$15,558	$8,026	$11,184	$12,939	$13,353
Allowance for losses on loans to total non-performing loans at end of period	28.44%	27.11%	40.64%	61.49%	48.25%
Allowance for losses on loans to total loans at end of period	2.07	1.01	1.39	1.41	1.35
Ratio of net loans charged-off to average loans outstanding for the period	2.49	0.68	0.36	0.21	0.60
____________________

(1)	At December 31, 2007, the Bank segmented its commercial real estate portfolio into owner occupied, non-owner occupied and multifamily loans. The new presentation methodology is being implemented only as of December 31, 2007 and prospectively, as it is impractical to apply it to data from 2006, 2005 and 2004. See further discussion in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

     At December 31, 2008, the allowance for losses on loans increased by $7.5 million, or 93.8%, from 2007. The allowance for losses on loans represented 28.4% and 27.1%, respectively, of the Bank’s non-performing loans and 2.07% and 1.01%, respectively, of its total loans receivable at December 31, 2008 and 2007. When management evaluates a non-performing collateral dependent loan and identifies a collateral shortfall, management will charge-off the collateral shortfall. As a result, the Company is not required to maintain an allowance for losses on loans on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral). The above ratios have been negatively affected by partial charge-offs of $16.8 million on $26.0 million of collateral dependent non-performing loans through December 31, 2008 and impairment reserves totaling $5.9 million on other non-performing loans at December 31, 2008.

     The provision for losses on loans increased to $26.3 million in 2008 from $2.3 million in 2007 and $1.3 million in 2006. The increase in the 2008 provision reflects reduced collateral valuations on non-performing loans as well as an increase in general reserves.

     Net charge-offs for 2008 totaled $18.8 million, or 2.5% of average loans outstanding, as compared to $5.5 million, or 0.7% of average loans outstanding, for 2007. Gross charge-offs in 2008 totaled $18.9 million, an increase of $13.2 million from 2007. This increase primarily reflects the deteriorating market conditions, declines in collateral values and a lack of activity in residential housing and land development. During 2008, the Company realized $13.3 million of partial charge-offs related to certain impaired commercial construction and land development loans that previously totaled $34.1 in the aggregate. Of these partial charge-offs, one loan totaling $2.4 million was transferred to other real estate owned. An additional $2.6 million was realized by the Company as full charge-offs related to certain non-owner occupied commercial real estate loans.

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

	December 31,
	2008		2007		2006		2005		2004
		Allowance		Allowance		Allowance		Allowance		Allowance
	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of
	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category
	(Dollars in thousands)
Residential real estate:
One-to-four family
owner occupied	$1,744	0.68%	$1,266	0.46%	$1,395	0.47%	$1,064	0.33%	$730	0.20%
One-to-four family
non-owner occupied	186	0.59	127	0.46	129	0.47	88	0.33	56	0.20
Multifamily	611	1.52	430	1.15	437	1.09	362	0.67	1,005	1.20
Business/Commercial
real estate	10,894	3.75	3,944	1.33	7,437	2.53	9,711	2.45	9,368	2.34
Business/Commercial
non-real estate	1,241	1.97	659	1.15	653	1.34	1,137	2.28	1,412	3.36
Developed Lots	352	0.98	319	0.62	224	0.39	105	0.36	125	0.36
Land	252	0.58	1,069	2.12	695	1.34	149	0.36	289	0.63
Consumer non-real estate	278	4.60	212	4.35	214	3.90	323	3.89	368	3.55
Total allowance for losses
on loans	$15,558		$8,026		$11,184		$12,939		$13,353

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

	December 31,
	2008 (1)	2007 (1)	2006	2005	2004
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial and industrial	$2,551	$281	$455	$94	$236
Commercial real estate – owner occupied	4,141	5,871	—	—	—
Commercial real estate – non-owner occupied	22,337	3,506	15,863	17,492	19,197
Commercial real estate – multifamily	342	229	—	—	—
Commercial construction and land	20,428	15,960	7,192	77	1,895
Total commercial loans	49,799	25,847	23,510	17,663	21,328
Retail loans:
One-to-four family residential	3,048	2,706	3,177	2,929	5,855
Home equity lines of credit	1,570	749	772	429	460
Retail construction and land	279	279	—	—	—
Other	5	19	58	20	32
Total retail loans	4,902	3,753	4,007	3,378	6,347
Total non-accrual loans	54,701	29,600	27,517	21,041	27,675
Other real estate owned, net	3,242	1,162	321	540	525
Total non-performing assets	$57,943	$30,762	$27,838	$21,581	$28,200
90 days past due loans still accruing interest	605	—	—	—	—
Total non-performing assets plus 90 days past due
loans still accruing interest	$58,548	$30,762	$27,838	$21,581	$28,200
Non-performing assets to total assets	5.16%	2.67%	2.22%	1.74%	2.14%
Non-performing loans to total loans	7.29	3.73	3.43	2.29	2.80
____________________

(1)

At December 31, 2007, the Bank segmented its commercial real estate portfolio into owner occupied, non-owner occupied and multifamily loans. The new presentation methodology is being implemented only as of December 31, 2007 and prospectively, as it is impractical to apply it to data from 2006, 2005 and 2004. See further discussion in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

     Due to the current economic conditions and the lack of activity in the real estate and construction and land development sectors, the Company experienced a $25.1 million increase in its non-accrual loans from December 31, 2007 to $54.7 million at December 31, 2008. The increase is primarily a result of a $24.0 million increase in the Company’s commercial loans of which $18.8 million related to commercial real estate – non-owner occupied and $4.5 million related to commercial construction and land development loans. The increase in non-performing commercial real estate – non-owner occupied loans was primarily due to the fourth quarter transfer to non-accrual status of $11.2 million of loans as the Company identified borrowers who were not currently able to generate sufficient cash flows to repay the loans according to the original terms. During the third quarter of 2008, three loans in this category totaling $10.8 million were transferred to non-accrual status. The increase in non-performing commercial construction and land development was primarily related to the 2008 transfers to non-accrual status of certain loans totaling $20.2 million and $13.1 million in subsequent partial charge-offs, a $1.5 million payoff and the transfer of a $2.4 million loan to other real estate owned during 2008.

     Included in the above non-performing loan totals are non-performing syndications and purchased participations as identified by loan category in the table below.

	December 31, 2008	December 31, 2007	% Change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$10,354	$ —	—%
Commercial construction and land	10,973	12,572	(12.7)
Total non-performing syndications and purchased
participations	$21,327	$12,572	69.6%
Percentage of total non-performing loans	39.0%	42.5%
Percentage of total syndications and purchased
participations	35.2	15.2

     The table below provides the detail for the Company’s non-accrual syndications and purchased participations by state as of the dates indicated.

	December 31, 2008	December 31, 2007	% Change
	(Dollars in thousands)
Illinois	$12,261	$ 7,484	63.8%
Indiana	5,423	—	—
Florida	3,643	2,627	38.7
Texas	—	2,461	(100.0)
Total non-performing syndications and purchased
participations	$21,327	12,572	69.6%

     The Company continues to explore ways to reduce its overall exposure in these non-performing loans through various alternatives, including the potential sale of certain of these non-performing assets. Any future impact to the Company’s allowance for losses on loans in the event of such sales or other similar actions cannot be reasonably determined at this time.

     The interest income that would have been recorded during 2008, if all of the Bank’s non-performing loans at the end of the year had been current in accordance with their terms during the year, was $3.0 million. The actual amount of interest recorded as income (on a cash basis) on these loans during the year totaled $188,000.

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

     The Company’s potential problem assets are defined as loans classified substandard, doubtful or loss pursuant to the Company’s internal loan grading system that do not meet the definition of a non-performing asset. These loans are identified as a potential problem asset due to the borrowers’ financial operations or financial condition which caused the Bank’s management to question the borrowers’ future ability to comply with their contractual repayment terms. Management’s decision to include performing loans in potential problem assets does not necessarily mean that it expects losses to occur but that it recognizes potential problem assets carry a higher probability of default. Potential problem assets totaled $6.1 million at December 31, 2008 and $4.4 million at December 31, 2007. The increase from 2007 was related to the downgrade of one commercial construction and land development loan totaling $2.8 million to substandard during 2008 over concerns about the ability to fund the underlying project as originally intended. During the fourth quarter of 2008, a $1.2 million multifamily loan was brought current.

DEPOSITS

     The following table sets forth the dollar amount of deposits and the percentage of total deposits in each deposit category offered by the Bank at the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$64,809	7.9%	$62,306	7.2%	$58,547	6.5%
Interest-bearing	105,758	12.8	107,467	12.5	100,912	11.1
Money market accounts	163,205	19.8	171,470	19.9	182,153	20.1
Savings accounts	114,633	13.9	127,297	14.7	148,707	16.4
Core deposits	448,405	54.4	468,540	54.3	490,319	54.1
Certificates of deposit:
Less than $100,000	253,989	30.8	263,134	30.5	281,810	31.1
$100,000 or more	121,703	14.8	131,598	15.2	134,966	14.9
Time deposits	375,692	45.6	394,732	45.7	416,776	45.9
Total deposits	$824,097	100.0%	$863,272	100.0%	$907,095	100.0%

     As of December 31, 2008, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $121.7 million. The following table presents the maturity of these time certificates of deposit.

December 31, 2008
(Dollars in thousands)
3 months or less	$ 44,043
Over 3 months through 6 months	33,079
Over 6 months through 12 months	30,489
Over 12 months	14,092
$121,703

     The Company’s total deposits decreased 4.5% to $824.1 million at December 31, 2008 from $863.3 million at December 31, 2007. Total core deposits decreased by $20.1 million, or 4.3%, primarily due to a decrease in money market and savings accounts. Total certificates of deposit decreased by $19.0 million. Tightening liquidity in the financial services sector has resulted in increased interest rates paid on certificates of deposit and money market accounts and made balances in these types of accounts more vulnerable to above market rates paid by institutions facing liquidity issues. The Company continues to be disciplined in pricing these deposits.

     The Company offers specific deposit agreements to local municipalities and other public entities. The following table identifies the dollar amount of municipal deposits in each deposit category for the dates indicated.

	December 31,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$1,325	2.2%	$1,028	1.6%	$59	0.1%
Interest-bearing	9,688	16.5	13,022	20.9	369	0.7
Money market accounts	28,208	48.1	31,610	50.6	46,321	85.0
Core deposits	39,221	66.8	45,660	73.1	46,749	85.8
Certificates of deposit	19,465	33.2	16,803	26.9	7,728	14.2
Total municipal deposits	$58,686	100.0%	$62,463	100.0%	$54,477	100.0%

     In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in securities owned by the Bank. The swept funds are not recorded as deposits by the Bank and instead are classified as other short-term borrowings which provide a lower-cost funding alternative for the Company as compared to FHLB advances. At December 31, 2008, the Company had $17.5 million in Repo Sweeps which are not included in the above deposit totals, of which $8.7 million were Repo Sweeps with municipalities and other public entities.

BORROWED MONEY

     The Company’s borrowed money consisted of the following at the dates indicated:

	December 31,
	2008		2007
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)
Repo sweep accounts	0.82%	$17,512	3.42%	$18,014
Overnight federal funds purchased	0.45	10,800	4.50	6,000
FHLB – Indianapolis advances	2.41	144,800	4.14	113,072
Less: deferred premium on early extinguishment of debt		(175)		(1,627)
Total borrowed money	2.13	$172,937	4.06	$135,459

     The Company’s Repo Sweeps are treated as financings; the obligations to repurchase securities sold are reflected as short-term borrowings. The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

     During the first quarter of 2008, the Company took advantage of a steepening yield curve and market imbalances and borrowed $60.0 million of FHLB debt and invested in higher yielding securities. Subsequently, the Company has repaid $85.0 million of FHLB debt maturing during 2008 by utilizing its excess liquidity. During the third and fourth quarter of 2008, the Company took advantage of the lower interest rates and borrowed an additional $41.9 million of FHLB advances to fund increased loan originations.

     The Company’s FHLB advances are reduced by the deferred premium on the early extinguishment of debt as a result of its 2004 FHLB debt restructure. As a result of the restructuring, the Company paid $42.0 million of prepayment penalties related to the restructured advances, a portion of which is deferred over the life of the new borrowings. The deferred premium on the early extinguishment of debt totaled $32.2 million and is being amortized as a charge to interest expense over the remaining life of the new borrowings. The Company internally computed the effect of the amortization on interest expense over the life of each of the new advances. For the years ended December 31, 2008 and 2007, the Company’s increase in interest expense related to the Premium Amortization was $1.5 million and $4.5 million, respectively. The increase in interest expense related to the remaining unamortized deferred premium is expected to be $175,000 in the year ended December 31, 2009. The Premium Amortization will be fully recognized as of December 31, 2009.

CAPITAL RESOURCES

     Stockholders’ equity at December 31, 2008 was $111.8 million compared to $130.4 million at December 31, 2007. The decrease during 2008 was primarily due to:

  net loss of $11.3 million;
  cash dividends declared during 2008 totaling $4.2 million;
  repurchases of shares of the Company’s common stock during 2008 totaling $3.0 million; and
  a decrease in accumulated other comprehensive income of $2.6 million.

     The following increases in stockholder’s equity during 2008 partially offset the aforementioned decreases:

  shares earned under the Employee Stock Ownership Program (ESOP) totaling $1.1 million; and
  stock option exercises totaling $830,000.

     During 2008, the Company repurchased 208,113 shares of its common stock at an average price of $14.40 per share pursuant to its share repurchase programs. At December 31, 2008, the Company had 448,612 shares remaining to be repurchased under its current program. Since its initial public offering in 1998, the Company has repurchased an aggregate of 14,054,160 shares of its common stock at an average price of $12.23 per share.

     At December 31, 2008, the Bank was deemed to be well-capitalized based on its internal calculations with tangible and core regulatory capital ratios of 9.07% and a risk-based capital ratio of 13.21%. For further information on the Bank’s regulatory capital see “Note 12. Stockholders’ Equity and Regulatory Capital” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

LIQUIDITY AND COMMITMENTS

     The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities. The Company’s primary sources of funds are:

  deposits and Repo Sweeps;
  scheduled payments of amortizing loans and mortgage-backed securities;
  prepayments and maturities of outstanding loans and mortgage-backed securities;
  maturities of investment securities and other short-term investments;
  funds provided from operations;
  federal funds lines of credit; and
  borrowings from the FHLB and Federal Reserve Bank.

     The Bank’s Asset Liability Committee is responsible for measuring and monitoring the Bank’s liquidity profile. The Bank manages its liquidity to ensure stable, reliable and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals and investment opportunities. The Bank’s general approach to managing liquidity involves preparing a monthly “funding gap” report which forecasts cash inflows and cash outflows over various time horizons and rate scenarios to identify potential cash imbalances. The Bank supplements its funding gap report with the monitoring of several liquidity ratios to assist in identifying any trends that may have an effect on available liquidity in future periods.

     The Bank maintains a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

     Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings.

     At December 31, 2008, the Company had cash and cash equivalents of $19.1 million, a decrease from $38.9 million at December 31, 2007. The decrease was mainly the result of:

  purchases of available-for-sale securities totaling $102.9 million;
  decreases in deposit accounts totaling $39.3 million; and
  repayment of FHLB debt totaling $279.3 million.

     The above cash outflows were partially offset by:

  proceeds from sales, maturities and paydowns of securities aggregating $69.9 million and proceeds from FHLB variable advances totaling $311.0 million.

     The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. The Company anticipates that it will continue to have sufficient funds to meet its current commitments. The Bank was notified that one of its $15.0 million unsecured overnight federal funds line of credit was discontinued on March 5, 2009 at the corresponding bank’s discretion. The Bank has recently been approved to borrow from the Federal Reserve Bank.

     The liquidity needs of the Company consist primarily of operating expenses, dividend payments to stockholders and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. The Company also has $5.0 million of available liquidity under a line of credit. The line of credit was obtained by the Company and is secured by all of the stock of the Bank held by the Company. The Company has not borrowed any funds under this line of credit. The Company received notice on December 31, 2008 from the lender that it will not be renewing the line which matures on March 21, 2009. The Company is currently in discussions with other potential lenders to replace the maturing line; however, given current economic conditions and the de-leveraging taking place in the financial services industry, there are no assurances that the Company will be able to secure a replacement facility.

     Under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. During 2008, the parent company received $7.8 million in dividends from the Bank. At December 31, 2008, the parent company had $3.7 million in cash and cash equivalents. The parent company did not have securities available-for-sale at December 31, 2008. See also “Note 12. Stockholders’ Equity and Regulatory Capital” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a further discussion of the Bank’s ability to pay dividends.

Contractual Obligations

     The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2008.

	Payments Due by Period
		Over One
		through	Over Three	Over
	One Year	Three	through	Five
	or Less	Years	Five Years	Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances (1)	$104,290	$30,644	$ 737	$9,129	$144,800
Short-term borrowings (2)	28,312	—	—	—	28,312
Operating leases	574	735	427	2,241	3,977
Dividends payable on common stock	432	—	—	—	432
	$133,608	$31,379	$1,164	$11,370	$177,521
____________________

(1)	Does not include interest expense at the weighted-average contractual rate of 2.87% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of 0.68% for the periods presented.

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

     The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $325.2 million at December 31, 2008. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

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

     The following table details the amounts and expected maturities of significant commitments at December 31, 2008.

		Over One	Over Three	Over
	One Year	through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$17,083	$ 5	$ 83	$450	$17,621
Commercial real estate – non-owner occupied	9,549	84	—	8	9,641
Commercial real estate – owner occupied	2,115	—	—	—	2,115
Commercial real estate – multifamily	1,350	—	—	—	1,350
Commercial construction and land development	5,260	—	—	—	5,260
Retail	3,329	—	—	—	3,329
Commitments to fund unused construction loans	15,421	1,789	—	380	17,590
Commitments to fund unused lines of credit	35,129	6,367	208	47,179	88,883
Letters of credit	8,037	263	199	3,439	11,938
Credit enhancements	21,632	406	—	5,048	27,086
	$118,905	$8,914	$490	$56,504	$184,813

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. Letters of credit expire at various times through 2012. Credit enhancements expire at various times through 2018.

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

     The following table presents, as of December 31, 2008 and 2007, an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations. As illustrated in the table, the Bank’s NPV in the base case (0 basis point change) decreased $11.7 million from $167.4 million at December 31, 2007 to $155.7 million at December 31, 2008. The primary causes for this decrease were changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

		Net Portfolio Value
		At December 31,
		2008			2007
		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates
(Basis Points)
+30	0	$164,766	$9,082	5.8%	$148,908	$(18,532)	(11.1)%
+20	0	163,073	7,389	4.7	158,403	(9,037)	(5.4)
+10	0	160,467	4,783	3.1	166,898	(542)	(0.3)
	0	155,684	—	—	167,440	—	—
-10	0	142,862	(12,822)	(8.2)	178,059	10,619	6.3
-20	0	124,618	(31,006)	(20.0)	180,955	13,515	8.1

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

	Percentage
	of Deposits
	Maturing In
	First Year
	At December 31,
Deposit Category:	2008	2007
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

     The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at December 31, 2008 and 2007.

	Percentage Change in
	Net Interest Income
	Over a Twelve Month
	Time Period
	2008	2007
Assumed Change in Interest Rates
(Basis Points):
+300	(3.3)%	(0.8)%
+200	(1.8)	0.0
+100	(0.7)	0.3
-100	1.2	(1.3)
-200	1.6	(4.3)

     The earnings at risk analysis suggests the Bank is subject to higher IRR in a rising rate environment than in a falling rate environment. The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to decrease 3.3% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to increase 1.6% in year one. The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

     The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies. The Bank currently plans to reduce its exposure to rising interest rates by increasing its core deposit balances, increasing the level of floating-rate assets, and extending the duration of its liabilities. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At December 31, 2008, the Bank was in compliance with all of its tolerance limits.

     The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of Company-only assets and liabilities would have a non-material impact on the results presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Stockholders
CFS Bancorp, Inc.
Munster, Indiana

We have audited the accompanying consolidated statements of condition of CFS Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2008. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFS Bancorp, Inc. as of December 31, 2008, and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the Unites States of America.

As discussed in Note 15, the Company changed its method of accounting for fair value measurements in accordance with Statement of Financial Accounting Standards No. 157 in 2008.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CFS Bancorp, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009, expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Indianapolis, Indiana
March 5, 2009

CFS BANCORP, INC.

Consolidated Statements of Condition

	December 31,
	2008	2007
	(Dollars in thousands
	except per share data)
ASSETS
Cash and amounts due from depository institutions	$15,714	$25,825
Interest-bearing deposits	3,133	9,744
Federal funds sold	259	3,340
Cash and cash equivalents	19,106	38,909
Securities available-for-sale, at fair value	251,270	224,594
Securities held-to-maturity, at cost	6,940	3,940
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	749,973	793,136
Allowance for losses on loans	(15,558)	(8,026)
Net loans	734,415	785,110
Interest receivable	4,325	5,505
Other real estate owned	3,242	1,162
Office properties and equipment	19,790	19,326
Investment in bank-owned life insurance	36,606	36,475
Other assets	22,217	10,079
Goodwill and intangible assets	—	1,234
Total assets	$1,121,855	$1,150,278
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$824,097	$863,272
Borrowed money	172,937	135,459
Advance payments by borrowers for taxes and insurance	4,320	3,341
Other liabilities	8,692	17,792
Total liabilities	1,010,046	1,019,864
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized;
23,423,306 shares issued; 10,674,511 and 10,705,510 shares outstanding	234	234
Additional paid-in capital	189,211	191,162
Retained earnings	81,525	97,029
Treasury stock, at cost; 12,616,572 and 12,583,856 shares	(155,740)	(154,895)
Treasury stock held in Rabbi Trust, at cost; 132,223 and 133,940 shares	(1,726)	(1,766)
Unallocated common stock held by Employee Stock Ownership Plan	(832)	(3,126)
Accumulated other comprehensive income (loss), net of tax	(863)	1,776
Total stockholders’ equity	111,809	130,414
Total liabilities and stockholders’ equity	$1,121,855	$1,150,278

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands except per share data)
Interest income:
Loans	$45,213	$56,678	$59,852
Securities	12,673	12,684	12,713
Other	1,653	2,879	2,982
Total interest income	59,539	72,241	75,547
Interest expense:
Deposits	18,099	26,222	22,163
Borrowed money	6,557	11,912	20,481
Total interest expense	24,656	38,134	42,644
Net interest income	34,883	34,107	32,903
Provision for losses on loans	26,296	2,328	1,309
Net interest income after provision for losses on loans	8,587	31,779	31,594
Non-interest income:
Service charges and other fees	6,051	6,795	6,739
Card-based fees	1,600	1,489	1,313
Commission income	341	147	197
Security gains, net	69	536	750
Other asset gains (losses), net	30	22	(994)
Impairment on securities available-for-sale	(4,334)	—	—
Income from bank-owned life insurance	1,300	1,634	1,592
Other income	566	892	945
Total non-interest income	5,623	11,515	10,542
Non-interest expense:
Compensation and employee benefits	17,498	18,406	20,790
Net occupancy expense	3,175	2,847	2,533
Furniture and equipment expense	2,362	2,241	2,013
Data processing	1,749	2,169	2,404
Professional fees	1,341	1,540	1,514
Marketing	1,002	842	1,332
Goodwill impairment	1,185	—	—
Other general and administrative expenses	5,866	5,414	5,592
Total non-interest expense	34,178	33,459	36,178
Income (loss) before income taxes (benefit)	(19,968)	9,835	5,958
Income tax expense (benefit)	(8,673)	2,310	618
Net income (loss)	$(11,295)	$7,525	$5,340
Per share data:
Basic earnings (loss) per share	$(1.10)	$0.71	$0.48
Diluted earnings (loss) per share	(1.10)	0.69	0.47
Weighted-average shares outstanding	10,307,879	10,547,853	11,045,857
Weighted-average diluted shares outstanding	10,508,306	10,842,782	11,393,863

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Changes in Stockholders’ Equity

					Unearned	Unearned
					Common	Common	Accumulated
		Additional			Stock	Stock	Other
	Common	Paid-In	Retained	Treasury	Acquired	Acquired	Comprehensive
	Stock	Capital	Earnings	Stock	by ESOP	by RRP	Income (Loss)	Total
	(Dollars in thousands)
Balance at January 1, 2006	$234	$190,402	$94,379	$(136,229)	$(4,762)	$(111)	$(1,546)	$142,367
Net income for 2006	—	—	5,340	—	—	—	—	5,340
Comprehensive income:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	—	1,248	1,248
Total comprehensive income	—	—	—	—	—	—	—	6,588
Purchase of treasury stock	—	—	—	(15,730)	—	—	—	(15,730)
Cumulative effect of change in
accounting for Rabbi Trust shares,
see Note 1	—	—	(92)	(1,609)	—	—	—	(1,701)
Net purchases of Rabbi Trust shares	—	—	—	(18)	—	—	—	(18)
Shares earned under ESOP	—	574	—	—	1,198	—	—	1,772
Reclassification of unearned
compensation to APIC upon the
adoption of SFAS 123(R)	—	(111)	—	—	—	111	—	—
Amortization of award under RRP	—	48	—	—	—	—	—	48
Exercise of stock options	—	(551)	—	3,851	—	—	—	3,300
Tax benefit related to stock options
exercised	—	463	—	—	—	—	—	463
Dividends declared on common stock
($0.48 per share)	—	—	(5, 283)	—	—	—	—	(5, 283)
Balance at December 31, 2006	234	190, 825	94,344	(149,735)	(3,564)	—	(298)	131,806
Net income for 2007	—	—	7,525	—	—	—	—	7,525
Comprehensive income:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	—	2,074	2,074
Total comprehensive income	—	—	—	—	—	—	—	9,599
Purchase of treasury stock	—	—	—	(9,751)	—	—	—	(9,751)
Net purchases of Rabbi Trust shares	—	—	—	(139)	—	—	—	(139)
Shares earned under ESOP	—	202	—	—	438	—	—	640
Amortization of award under RRP	—	48	—	—	—	—	—	48
Cumulative effect of change in
accounting principle upon the
adoption of FIN 48	—	—	240	—	—	—	—	240
Exercise of stock options	—	(201)	—	2,964	—	—	—	2,763
Tax benefit related to stock options
exercised	—	288	—	—	—	—	—	288
Dividends declared on common stock
($0.48 per share)	—	—	(5,080)	—	—	—	—	(5,080)
Balance at December 31, 2007	234	191,162	97,029	(156,661)	(3,126)	—	1,776	130,414
Net loss for 2008	—	—	(11,295)	—	—	—	—	(11,295)
Comprehensive loss:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	—	(2,639)	(2,639)
Total comprehensive loss	—	—	—	—	—	—	—	(13,934)
Purchase of treasury stock	—	—	—	(2,997)	—	—	—	(2,997)
Net purchases of Rabbi Trust shares	—	—	—	41	—	—	—	41
Shares earned under ESOP	—	(1,165)	—	—	2,294	—	—	1,129
Amortization of award under RRP	—	38	—	—	—	—	—	38
Forfeiture of RRP award	—	34	—	(34)	—	—	—	—
Unearned compensation restricted stock awards	—	(1,555)	—	1,555	—	—	—	—
Exercise of stock options	—	200	—	630	—	—	—	830
Tax benefit related to stock-based
benefit plans	—	497	—	—	—	—	—	497
Dividends declared on common stock
($0.40 per share)	—	—	(4,209)	—	—	—	—	(4,209)
Balance at December 31, 2008	$234	$189,211	$81,525	$(157,466)	$(832)	$—	$(863)	$111,809

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(11,295)	$7,525	$5,340
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	26,296	2,328	1,309
Depreciation and amortization	1,720	1,704	1,531
Premium amortization on early extinguishment of debt	1,452	4,540	9,624
Net premium amortization on securities available-for-sale	(1,135)	447	(546)
Impairment of securities available-for-sale	4,334	—	—
Impairment of goodwill	1,185	—	—
Deferred income tax expense (benefit)	(8,735)	972	(330)
Amortization of cost of stock benefit plans	1,167	688	1,820
Tax benefit from stock-based benefits	(497)	(288)	(463)
Proceeds from sale of loans held-for-sale	45	10,882	9,965
Origination of loans held-for-sale	—	(10,804)	(9,748)
Net realized gains on sales of securities available-for-sale	(69)	(536)	(750)
Net realized (gains) losses on sales of other assets	(30)	(22)	994
Net increase in cash surrender value of bank-owned life insurance	(1,300)	(1,634)	(1,591)
Increase in other assets	(1,113)	(1,271)	(5,726)
Increase (decrease) in other liabilities	(7,579)	10,866	3,505
Net cash provided by operating activities	4,446	25,397	14,934
INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	1,992	109,945	22,029
Proceeds from maturities and paydowns	66,988	88,706	76,263
Purchases	(102,907)	(120,986)	(175,376)
Securities, held-to-maturity:
Proceeds from maturities and paydowns	940	—	—
Purchases	(3,940)	(3,940)	—
Redemption of Federal Home Loan Bank stock	—	—	4,308
Net loan fundings and principal payments received	22,232	(10,714)	94,777
Proceeds from sale of loans and loan participations	—	13,188	11,165
Proceeds from sale of other real estate owned	546	642	4,972
Proceeds from bank-owned life insurance	1,169	1,035	604
Purchases of properties and equipment	(2,135)	(3,168)	(4,338)
Disposal of properties and equipment	—	5	93
Net cash flows provided by (used in) investing activities	(15,115)	74,713	34,497
FINANCING ACTIVITIES
Proceeds from exercise of stock options	830	2,763	3,300
Tax benefit from stock-based benefits	497	288	463
Dividends paid on common stock	(5,192)	(5,311)	(5,604)
Purchase of treasury stock	(2,997)	(9,751)	(15,730)
Net purchase of Rabbi Trust shares	41	(139)	(18)
Net increase (decrease) in deposit accounts	(39,318)	(44,009)	78,270
Net increase (decrease) in advance payments by borrowers for taxes and insurance	979	(853)	(2,447)
Increase in short-term borrowings	4,297	897	22,562
Proceeds from Federal Home Loan Bank debt	311,000	37,000	22,000
Repayments of Federal Home Loan Bank debt	(279,271)	(109,253)	(109,237)
Net cash flows used in financing activities	(9,134)	(128,368)	(6,441)
Increase (decrease) in cash and cash equivalents	(19,803)	(28,258)	42,990
Cash and cash equivalents at beginning of year	38,909	67,167	24,177
Cash and cash equivalents at end of year	$19,106	$38,909	$67,167
Supplemental disclosures:
Loans transferred to other real estate owned	$2,635	$1,582	$5,766
Cash paid for interest on deposits	18,422	26,089	22,018
Cash paid for interest on borrowings	5,167	7,500	10,992
Cash paid for taxes	800	1,550	1,020

See accompanying notes.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) incorporated in March 1998 for the purpose of becoming the holding company for Citizens Financial Bank (the Bank), formerly known as Citizens Financial Services, FSB. Pursuant to shareholder approval, in 2005, the Company changed its state of incorporation from Delaware to Indiana. The change was effectuated through a merger of the Delaware corporation with a wholly-owned Indiana subsidiary formed for that purpose. The Company is headquartered in Munster, Indiana. The Bank is a federal savings bank offering a full range of financial services to customers who are primarily located in northwest Indiana and the south and southwest Chicagoland area. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits to originate consumer, residential and commercial loans, with commercial loans focused primarily on commercial and industrial loans with closely held companies and owner occupied commercial real estate.

     The Company provides financial services through its offices in northwest Indiana and the suburban areas south and southwest of Chicago. Its primary deposit products are checking, savings and money market accounts as well as certificates of deposit. Its primary lending products are commercial and retail loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets and consumer assets. Commercial loans are expected to be repaid from cash flow from business operations. The customers’ ability to repay their loans is dependent on the general economic conditions in the area, cash flows from the borrower or their operations, and the underlying collateral.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     Interest income is generally not accrued on loans which are delinquent 90 days or more, or for loans which management believes, after giving consideration to economic and business conditions and collection efforts, collection of interest is doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

     The second component of the allowance for losses on loans consists of allocations for probable losses that have been identified related to specific borrowing relationships pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. This component consists of expected losses resulting in specific credit allocations for individual loans not considered within the above mentioned loan pools. The analysis on each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the present value of the future cash flows or the collateral values for loans that are deemed to be collateral dependant.

     Loan losses are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged-off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required which could adversely affect earnings or the Company’s financial position in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for losses on loans for the Bank and the carrying value of its other non-performing loans, based on information available to them at the time of their examinations. Any of these agencies could require the Bank to make additional provisions for losses on loans.

Other Real Estate Owned

     Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure. Other real estate owned is recorded at fair value at the date of foreclosure. After foreclosure, valuations are periodically (but no less than annually) performed by management, and the real estate is carried at the lower of cost or fair value minus estimated costs to sell.

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

Long-Term Assets

     Office properties and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value with the loss recorded in other non-interest expense.

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

Share-Based Compensation

     The Company accounts for its share-based compensation plans in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (SFAS 123(R)). SFAS 123(R) addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS 123(R) requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. For additional details on the Company’s share-based compensation plans and related disclosures, see Note 9 to the consolidated financial statements.

Income Taxes

     Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Deferred tax assets are recognized for net operating losses that expire between 2016 and 2028 because the benefit is more likely than not to be realized.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recently Adopted Accounting Pronouncements

     Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines and establishes a framework for measuring fair value, when required or elected, and expands fair value disclosure requirements. At the same time, the Company also adopted Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159) which permits the election of the fair value measurement method for certain financial assets and liabilities. See Note 15 to the consolidated financial statements for more information.

Loss Contingencies

     Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restrictions on Cash

     Cash on hand or on deposit with the Federal Reserve Bank of $759,000 and $789,000 was required to be maintained in order to meet regulatory reserve and clearing requirements as of December 31, 2008 and 2007, respectively.

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

Segment Reporting

     Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assess performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Senior management evaluates the operations of the Company as one operating segment, community banking, due to the materiality of the banking operation to the Company’s financial condition and results of operations, taken as a whole. As a result, separate segment disclosures are not required. The Company offers the following products and services to external customers: deposits, loans and investment services through an outsource partner. Revenues for the significant products and services are disclosed separately in the consolidated statements of operations.

Reclassifications

     Some items in the prior year financial statements were reclassified to conform to the current presentation.

2. SECURITIES

     The amortized cost of securities available-for-sale and their fair values are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
	(Dollars in thousands)
At December 31, 2008:
GSE and callable GSE securities	$97,987	$4,358	$—	$102,345
Mortgage-backed securities	10,774	83	(1)	10,856
Collateralized mortgage obligations	116,175	1,122	(3,361)	113,936
Trust preferred securities	27,668	—	(3,535)	24,133
Equity securities	—	—	—	—
	$252,604	$5,563	$(6,897)	$251,270
At December 31, 2007:
GSE and callable GSE securities	$140,301	$2,859	$(14)	$143,146
Mortgage-backed securities	12,587	15	(39)	12,563
Collateralized mortgage obligations	56,672	525	(17)	57,180
Trust preferred securities	8,900	—	—	8,900
Equity securities	3,344	5	(544)	2,805
	$221,804	$3,404	$(614)	$224,594

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Securities available-for-sale were $251.3 million at December 31, 2008 compared to $224.6 million at December 31, 2007. As a result of opportunities created during 2008 by market imbalances associated with fears surrounding securities with mortgage related collateral or tied to the mortgage industry, the Company purchased over $6.1 million of agency issued collateralized mortgage obligations; $25.8 million of seasoned AAA-rated senior tranches of collateralized mortgage obligations; and $42.3 million of seasoned, senior, AAA-rated commercial mortgage-backed securities. The Company also purchased $6.9 million of agency issued mortgage-backed securities and $21.1 million in discounted, AAA-rated, super-senior pooled trust preferred securities during 2008.

     The Company’s held-to-maturity securities had an amortized cost of $6.9 million and $3.9 million, respectively, at December 31, 2008 and 2007 with $161,000 and $38,000, respectively, of gross unrealized holding gains.

     Securities with unrealized losses as of December 31, 2008 and 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are presented in the following tables.

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Mortgage-backed securities	$927	$(1)	$—	$—	$927	$(1)
Collateralized mortgage obligations	74,888	(3,346)	108	(15)	74,996	(3,361)
Trust preferred securities	24,133	(3,535)	—	—	24,133	(3,535)
	$99,948	$(6,882)	$108	$(15)	$100,056	$(6,897)

	December 31, 2007
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
GSE and callable GSE securities	$—	$—	$12,357	$(14)	$12,357	$(14)
Mortgage-backed securities	943	(3)	7,105	(36)	8,048	(39)
Collateralized mortgage obligations	3,637	(6)	2,410	(11)	6,047	(17)
Equity securities	2,116	(544)	—	—	2,116	(544)
	$6,696	$(553)	$21,872	$(61)	$28,568	$(614)

     On September 7, 2008, the United States Treasury Department and the Federal Housing Finance Authority placed Fannie Mae and Freddie Mac into conservatorship. This action caused the market value of the Company’s investment in Fannie Mae and Freddie Mac preferred stocks to decrease to zero at December 31, 2008. This decrease was determined by management to be other-than-temporary and resulted in OTTI charges totaling $4.3 million for the year ended December 31, 2008.

     At December 31, 2008, the remainder of the Company’s securities available-for-sale with an unrealized loss position were in management’s belief primarily due to differences in market interest rates coupled with an illiquid fixed-income market. Management does not believe any of these securities are other-than-temporarily impaired. At December 31, 2008, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

     The amortized cost and fair value of securities at December 31, 2008, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Available-for-Sale
	Amortized
	Cost	Fair Value
	(Dollars in thousands)
GSE and callable GSE securities:
Due in one year or less	$38,615	$39,342
Due after one year through five years	59,372	63,003
Mortgage-backed securities	10,774	10,856
Collateralized mortgage obligations	116,175	113,936
Trust preferred securities	27,668	24,133
	$252,604	$251,270

	Held-to-Maturity
	Amortized
	Cost	Fair Value
	(Dollars in thousands)
State and municipal securities:
Due in one year or less	$1,940	$1,964
Due after one year through five years	5,000	5,137
	$6,940	$7,101

     The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale securities:

	2008	2007	2006
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$69	$762	$920
Gross realized losses	—	(226)	(170)
Impairment losses	(4,334)	—	—
Net realized gains (losses)	$(4,265)	$536	$750
Income tax expense (benefit) on realized gains (losses)	$(1,594)	$200	$289

     The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $63.0 million and $59.8 million, respectively, at December 31, 2008 and 2007. As of December 31, 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies, and GSEs, in an amount greater than 10% of stockholders’ equity.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

3. LOANS RECEIVABLE

     Loans receivable, net of unearned fees, consist of the following:

	December 31,
	2008	2007
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$64,021	$60,398
Commercial real estate – owner occupied	85,565	82,382
Commercial real estate – non-owner occupied	222,048	207,270
Commercial real estate – multifamily	40,503	38,775
Commercial construction and land development	70,848	117,453
Total commercial loans	482,985	506,278
Retail loans:
One-to-four family residential	203,797	212,598
Home equity lines of credit	58,918	60,326
Retail construction and land development	2,650	11,131
Other	1,623	2,803
Total retail loans	266,988	286,858
Total loans receivable, net of unearned fees	$749,973	$793,136

     The Bank’s lending activities have been concentrated primarily within its market area as well as the mid-western United States.

     At December 31, 2008, the Company did not have any loans held for sale. At December 31, 2007, the Company had $45,000 of loans held for sale.

     At December 31, 2008 and 2007, the Company serviced $22.9 million and $33.7 million, respectively, of loans for others including one-to-four family mortgages and commercial participations sold.

     Activity in the allowance for losses on loans is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year	$8,026	$11,184	$12,939
Loans charged-off	(18,898)	(5,676)	(3,628)
Recoveries of loans previously charged-off	134	190	564
Net loans charged-off	(18,764)	(5,486)	(3,064)
Provision for losses on loans	26,296	2,328	1,309
Balance at end of year	$15,558	$8,026	$11,184

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Total non-performing loans (defined as non-accruing loans) were as follows at the dates indicated:

	December 31,
	2008	2007
	(Dollars in thousands)
Non-accrual loans:
Impaired loans	$47,478	$24,631
Other non-accrual loans	7,223	4,969
Total non-accrual loans	$54,701	$29,600
Loans past due 90 days and still accruing interest	$605	$—

     Impaired loans were as follows at the dates indicated:

	December 31,
	2008	2007
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$20,219	$10,190
With no valuation reserve required	27,259	14,441
Total impaired loans	$47,478	$24,631
Valuation reserve relating to impaired loans	$5,930	$1,202
Average impaired loans during year	32,676	20,675
Interest income recognized during impairment	54	277
Cash-basis interest income recognized during impairment	54	236

4. OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:

	Estimated	December 31,
	Useful Lives	2008	2007
		(Dollars in thousands)
Land	—	$5,095	$4,408
Buildings	30-40 years	19,640	19,359
Leasehold improvements	1-5 years	1,522	1,456
Furniture and equipment	3-15 years	13,880	14,257
Construction in progress	—	756	369
		40,893	39,849
Less: accumulated depreciation and amortization		21,103	20,523
		$19,790	$19,326

     Depreciation expense charged to operations for each of the years ended 2008, 2007 and 2006, was $1.7 million, $1.6 million and $1.5 million, respectively.

Operating Leases

     At December 31, 2008, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2029. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2008, have initial or remaining noncancelable lease terms in excess of one year.

(Dollars in thousands)
Year Ended December 31:
2009	$574
2010	416
2011	319
2012	244
2013	183
Thereafter	2,241
$3,977

     Rental expense charged to operations in 2008, 2007 and 2006, totaled $591,000, $584,000 and $539,000, respectively, including amounts paid under short-term cancelable leases.

5. GOODWILL AND INTANGIBLE ASSETS

     As of December 31, 2007, the Company had $1.2 million of goodwill which was acquired through the Company’s 2003 acquisition of a bank branch in Illinois. Due to the continued disruption in the public capital markets and the Company’s market capitalization falling below its book value, management conducted an additional goodwill impairment analysis pursuant to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, at December 31, 2008. Based on its analysis, management recorded a non-cash impairment charge of $1.2 million equal to the carrying value of the goodwill prior to the impairment charge.

     The Company also acquired core deposit intangibles in conjunction with the same bank branch acquisition. The intangible assets acquired amounted to $325,000 in cost and were amortized over five years. Amortization expense related to these intangibles totaled $49,000, $65,000 and $65,000, respectively for each of the years 2008, 2007 and 2006. The intangibles were fully amortized in 2008.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. DEPOSITS

     Deposits and interest rate data are summarized as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$64,809	$62,306
Interest-bearing	105,758	107,467
Money market accounts	163,205	171,470
Savings accounts	114,633	127,297
Core deposits	448,405	468,540
Certificate of deposit accounts:
One year or less	325,225	344,664
Over one to two years	28,136	27,208
Over two to three years	10,151	11,602
Over three to four years	7,667	4,877
Over four to five years	3,453	5,395
More than five years	1,060	986
Total time deposits	375,692	394,732
Total deposits	$824,097	$863,272
Weighted-average cost of deposits	1.85%	3.14%

     The aggregate amount of deposits in denominations of $100,000 or more was $268.8 million and $297.2 million at December 31, 2008 and 2007, respectively. The aggregate amount of deposits in denominations of $250,000 or more was $119.2 million and $138.1 million at December 31, 2008 and 2007, respectively.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. BORROWED MONEY

     The Company’s borrowed money included the following for the periods indicated:

	December 31,
	2008		2007
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	0.82%	$17,512	3.42%	$18,014
Overnight Federal Funds purchased	0.45	10,800	4.50	6,000

Secured advances from FHLB – Indianapolis:
Maturing in 2009 — variable rate	0.65	30,000	—	—
Maturing in 2008 — fixed rate	—	—	3.89	72,000
Maturing in 2009 — fixed rate	2.14	74,000	3.99	30,000
Maturing in 2010 — fixed rate	3.22	15,000	—	—
Maturing in 2011 — fixed rate	3.75	15,000	—	—
Maturing in 2014 — fixed rate (1)	6.71	1,146	6.71	1,169
Maturing in 2018 — fixed rate (1)	5.54	2,647	5.54	2,707
Maturing in 2019 — fixed rate (1)	6.30	7,007	6.31	7,196
		144,800		113,072
Less: deferred premium on early extinguishment of debt		(175)		(1,627)
Net FHLB – Indianapolis advances		144,625		111,445
Total borrowed money	2.13%	$172,937	4.06%	$135,459
____________________

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

     Required principal payments of FHLB – Indianapolis (FHLB–IN) advances are as follows:

(Dollars in thousands)
Year Ended December 31:
2009	$104,290
2010	15,311
2011	15,333
2012	356
2013	381
Thereafter	9,129
$144,800

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Pursuant to collateral agreements, FHLB–IN advances are secured by the following assets:

Description of Collateral	Amount Pledged
(Dollars in thousands)
FHLB-IN stock	$23,944
Loans secured by residential first mortgage loans	210,621
Loans secured by commercial first mortgage loans	101,971
$336,536

     The Company’s short-term borrowings include its Repo Sweeps which are treated as financings; the obligation to repurchase securities sold is reflected as short-term borrowings. The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

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

     In conjunction with the FHLB debt restructuring, the Company paid $42.0 million of prepayment penalties related to the prepaid advances and recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense during 2004. The remaining $32.2 million of prepayment penalties was deferred as an adjustment to the carrying value of the borrowings and are recognized in interest expense as an adjustment to the cost of the new borrowings over their remaining life. At December 31, 2008, the Company has a total of $175,000 of deferred premium on the early extinguishment of debt remaining from the 2004 FHLB debt restructure which will be fully amortized by December 31, 2009.

     Interest expense on borrowed money totaled $6.6 million, $11.9 million and $20.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in interest expense was $1.5 million, $4.5 million and $9.6 million, respectively, of amortization of the deferred premium on the early extinguishment of debt for the years ended December 31, 2008, 2007 and 2006.

     At December 31, 2008, the Company had two lines of credit with a maximum of $30.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing. At December 31, 2008, the Company borrowed $10.8 million on these lines at 0.45%. The maximum amount borrowed during the years ended December 31, 2008 and 2007 was $19.6 million and $11.3 million, respectively, and the weighted-average rate paid during the year was 2.42% and 5.17%, respectively.

     At December 31, 2008, the Company also had a $5.0 million revolving line of credit. Each borrowing under the line of credit carries an interest rate of either the Prime Rate minus 75 basis points or the three month London Interbank Offered Rate, at the Company’s option. The line of credit was obtained by the Company and is secured by all of the stock of the Bank held by the Company. The Company has not borrowed any funds under this line of credit. The Company received notice on December 31, 2008 from the lender that it will not be renewing the line which matures on March 21, 2009. The Company is currently in discussions with other potential lenders to replace the maturing line; however, given current economic conditions and the de-leveraging taking place in the financial services industry, there are no assurances the Company will be able to secure a replacement facility.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Calculations to determine full-funding status are made annually as of June 30. Pension expense for the years ended December 31, 2008, 2007 and 2006 was $872,000, $455,000 and $1.9 million, respectively. Asset and plan benefit information is not available for participating associations on an individual basis.

     The Company also participates in a single-employer defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Beginning in 2008, all employees who have attained at least 21 years of age are eligible to participate in this Plan after three months of employment. Prior to 2008, employees also had to meet an eligibility requirement of working 250 hours during a three month period.

     Effective January 1, 2008, the Company matches 100% of the employee’s contribution on the first 1% of the employee’s compensation, and 50% of the employee’s contribution on the next 5% of the employee’s compensation. In addition, employees are able to defer up to 100% of their compensation. Employees fully vest in the Company’s matching contribution after two years of service. Plan expense for the year ended December 31, 2008 was $359,000. Prior to 2008, the 401(k) plan allowed for employee contributions up to 12% of their compensation, which were then matched equal to 50% of the first 6% of the compensation contributed. The Company’s matching contribution for the 2007 Plan year was made to the 401(k) plan directly in the form of a supplemental contribution during the first quarter of 2008. Plan expense for the year ended December 31, 2007 was $267,000. Prior to 2007, the Company amended this Plan to allow for the Company match to be paid to eligible employees annually as shares distributed through the Company’s ESOP. Accordingly, the Company did not incur any expense under this Plan for the year ended December 31, 2006.

     The Company provides supplemental retirement benefits for certain senior officers in the form of payments upon retirement, death, or disability. The annual benefit is based on actuarial computations of existing plans without imposing Internal Revenue Service limits. This plan was frozen in 2003 along with the Company’s pension plan. There was no expense related to this plan in 2008, 2007 and 2006.

9. SHARE-BASED COMPENSATION

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

     The Equity Incentive Plan authorizes the issuance of 270,000 shares of common stock of the Company. In addition, the 32,000 shares that had not yet been issued under the 2003 Stock Option Plan plus any shares subject to outstanding stock options under the 2003 Stock Option Plan that lapse or are unexercised at the end of the option term will be available for any type of stock-based awards in the future under the Equity Incentive Plan. Since January 1, 2008, there were a total of 32,500 stock options that lapsed under the 2003 Stock Option Plan, and these shares are eligible for awards under the Equity Incentive Plan. No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year. At December 31, 2008, 225,153 shares were available for future grants under the Equity Incentive Plan.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Awards under the Equity Incentive Plan may be subject to the achievement of performance goals based on specific business criteria set forth in the Equity Incentive Plan. If the performance goals are achieved, then continued service with the Company or one of its affiliates also will generally be required before the award becomes fully vested. Awards that are not subject to the achievement of performance goals will require continued service with the Company or one of its affiliates for specific time periods prior to full vesting of the award. The Compensation Committee will determine whether an award will be subject to the achievement of performance goals and, if so, which performance goals must be achieved. For further details about the Equity Incentive Plan and for a copy of the complete Equity Incentive Plan, see the Company’s Proxy Statement dated and filed with the Securities and Exchange Commission on March 17, 2008.

Restricted Stock

     During 2008, the Compensation Committee of the Board of Directors granted awards under the Equity Incentive Plan. A total of 110,926 shares of restricted stock were granted to officers, directors and key employees of the Company. The awards included 65,034 shares of restricted stock as performance-based awards to a total of thirty-six officers and key employees. These awards are subject to the Company’s achievement of its performance targets for the year ended December 31, 2008. The awards also included 45,892 shares of restricted stock as service-based awards to eighteen key employees and the Company’s directors. The Company reissued treasury shares to satisfy the restricted stock awards.

     The weighted-average fair market value of the restricted stock awards was $14.02 per share based on the fair market value on the grant dates and totaled $1.6 million. These restricted stock awards vest (and, with respect to performance-based awards, if earned) 33%, 33% and 34% on May 1, 2010, 2011 and 2012, respectively. The expense for these awards is being recorded over their requisite service period which is approximately 48 months from the date of grant. The Company estimates the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted. The Company estimates the probable outcome of achieving its performance target related to the performance-based awards and revises the related expense accordingly.

     The Company also has 105 shares of unvested restricted stock under the 1998 Recognition and Retention Plan which was established in February 1999 with shareholder approval. The Bank contributed $7.5 million to the RRP to purchase an aggregate total of 714,150 shares of Company common stock. On April 1, 1999, the Compensation Committee of the Board of Directors granted an aggregate of 707,000 shares under this plan to 92 participants. On April 1, 2003, the Compensation Committee made an additional grant of an aggregate of 21,000 shares to five participants. On April 1, 2004, the remaining 1,050 shares were granted to two participants. This plan was frozen effective January 1, 2008 and the 1,000 shares available at December 31, 2007 are no longer available for grant. The unvested shares remaining will vest on April 1, 2009. Expense for this plan is being recorded over a 60-month period from the date of grant and is based on the fair market value of the Company’s stock as of that date.

     The compensation expense related to restricted stock for the years ended December 31, 2008, 2007 and 2006 totaled $109,000, $35,000 and $48,000, respectively. At December 31, 2008, the remaining unamortized cost of the restricted stock awards is reflected as a reduction in additional paid-in capital and totaled $1.5 million. This cost is expected to be recognized over a weighted-average period of 3.3 years.

     The following table presents the activity for restricted stock for the year ended December 31, 2008.

		Weighted-Average
	Number of	Grant-Date Fair
	Shares	Value
Unvested at December 31, 2007	2,610	$13.87
Granted	110,926	14.02
Vested	(2,505)	13.84
Forfeited	(1,579)	14.27
Unvested as of December 31, 2008	109,452	$14.02

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Subsequent to December 31, 2008, 63,455 shares of performance-based restricted stock granted on May 1, 2008 was deemed unearned by the Compensation Committee of the Board of Directors due to the Company not meeting its performance targets for the year ended December 31, 2008. There was no expense recorded on these restricted stock shares during 2008.

     On January 26, 2009, the Compensation Committee of the Board of Directors granted awards under the Equity Incentive Plan. A total of 113,772 shares of restricted stock were granted to officers and key employees of the Company. The grants included 93,572 shares of restricted stock as performance-based awards to a total of thirty officers and key employees. These awards are subject to the achievement of “core” diluted earnings per share targets of the Company for the year ended December 31, 2009. The grants also included 20,200 shares of restricted stock as service-based awards to twelve officers and key employees. Both the earned performance-based awards and the service-based awards will vest as follows:

Cumulative Percent
Date	Vested
May 1, 2011	33%
May 1, 2012	66
May 1, 2013	100

Stock Options

     The Company has stock option plans under which shares of Company common stock are reserved for the grant of both incentive and non-qualified stock options to directors, officers and employees. These plans were frozen in conjunction with the approval of the Equity Incentive Plan such that no new awards will be made under either of these plans. The dates the stock options are first exercisable and expire were determined by the Compensation Committee of the Company’s Board of Directors at the time of the grant. The exercise price of the stock options was equal to the fair market value of the common stock on the grant date. All of the Company’s options were fully vested as of December 31, 2005.

     The following table presents the activity related to options under the Company’s stock option plans for the years ended 2008, 2007 and 2006.

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	1,253,295	$12.23	1,495,951	$12.09	1,822,771	$11.78
Granted	—	—	—	—	—	—
Exercised	(67,050)	12.39	(242,456)	11.39	(320,820)	10.29
Forfeited	(56,000)	13.60	(200)	14.00	(6,000)	13.48
Outstanding at end of year	1,130,245	$12.15	1,253,295	$12.23	1,495,951	$12.09

     There were no stock options granted during 2008, 2007 or 2006.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Options outstanding and exercisable at December 31, 2008 are presented in the table below.

	As of December 31, 2008
	Outstanding and Exercisable
		Weighted-
		Average	Weighted-
		Remaining	Average
		Contractual	Exercise
Range of Exercise Prices:	Number	Life	Price
$8.19 — $8.99	63,800	1.3	$8.48
$10.00 — $10.99	338,950	0.3	10.00
$11.00 — $11.99	145,000	2.3	11.25
$13.00 — $13.99	374,445	5.1	13.72
$14.00 — $14.76	208,050	4.9	14.58
Outstanding	1,130,245	3.1	12.15

     At December 31, 2008, all of the Company’s outstanding stock options were out-of-the-money.

     The aggregate intrinsic value of options exercised at the time of exercise during the years ended December 31, 2008, 2007 and 2006 was $134,000, $813,000 and $1.4 million, respectively. Cash received from option exercises during the years ended December 31, 2008, 2007 and 2006 totaled $830,000, $2.8 million and $3.3 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $46,000, $288,000 and $463,000, respectively, for the years ended December 31, 2008, 2007 and 2006.

     The Company reissues treasury shares to satisfy option exercises.

Employee Stock Ownership Plan

     In 1998, the Company established an internally leveraged ESOP for the employees of the Company and the Bank. The ESOP is a qualified benefit plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. Upon formation, the ESOP borrowed $14.3 million from the Company and purchased 1,428,300 shares of common stock. During March 2007, the Company renegotiated the terms of the loan to the ESOP with the plan’s trustee which reduced the interest rate from 8.50% to 4.64% and extended the term of the loan by an additional eight years from 2009 to 2017. The modification also included event protection if the ESOP is terminated before the new maturity date of the loan due to a merger, sale or otherwise. In the event the ESOP is terminated due to one of these events, employees become fully vested and any unallocated stock will be distributed to the Plan participants instead of being applied to the repayment of the ESOP loan. In addition, the loan modification included a minimum funding requirement in which the market value of Company shares released from the ESOP suspense account must equal at least 4.1% of the aggregate eligible compensation of ESOP participants for the plan year allocated.

     The Bank made contributions to the ESOP plan in order to pay down the outstanding loan totaling $3.1 million, $514,000 and $1.4 million during the years 2008, 2007 and 2006, respectively. Compensation expense related to the Company’s ESOP was $853,000, $288,000 and $1.4 million, respectively, for the years ended December 31, 2008, 2007 and 2006. The increase in the contributions to pay down the outstanding ESOP loan related to a principal prepayment of $2.8 million made to satisfy the above mentioned minimum funding requirement and to minimize the impact of this funding requirement in 2009.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

      The following table summarizes shares of Company common stock held by the ESOP:

	December 31,
	2008	2007
	(Dollars in thousands)
Shares allocated to participants	836,960	775,345
Unallocated and unearned shares	83,519	312,604
	920,479	1,087,949
Fair value of unallocated and unearned ESOP shares	$326	$4,592

     During the first quarter of 2009, the Bank paid the remainder of the $1.2 million ESOP loan in full. The additional payment was made to take advantage of the low stock price existing during the 2009 period. As a result of the loan being paid in full, the remaining 83,519 shares were allocated to the participants and the Company recorded $235,000 in ESOP expense.

     The Company also provides supplemental retirement benefits for certain senior officers under the ESOP. This benefit is also based on computations for the existing plan exclusive of Internal Revenue Service limits. Compensation expense related to this supplemental plan for the years ended December 31, 2008, 2007 and 2006, was $2,000, $31,000 and $31,000, respectively.

10. INCOME TAXES

     The total income tax provision (benefit) was allocated as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Income (loss) from operations	$(8,673)	$2,310	$618
Stockholders’ equity for compensation expense for
tax purposes in excess of amounts recognized for
financial reporting purposes	(497)	(288)	(463)
	$(9,170)	$2,022	$155

     The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current tax expense:
Federal	$62	$1,338	$948
State	—	—	—
Deferred tax expense (benefit):
Federal	(7,413)	942	(88)
State	(1,322)	30	(242)
	$(8,673)	$2,310	$618

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2008	2007	2006
Statutory rate	(34.0)%	34.0%	34.0%
State taxes	(4.4)	0.2	(2.7)
Bank-owned life insurance	(2.2)	(5.7)	(9.4)
Low-income housing tax credits	(1.8)	(4.0)	(5.6)
Reversal of allocated tax reserves	—	—	(8.8)
Other	(1.0)	(1.0)	2.9
Effective rate	(43.4)%	23.5%	10.4%

     The Company’s effective tax rate benefit for 2008 was 43.4% compared to an effective tax rate expense of 23.5% for 2007. The significant change from income tax expense to an income tax benefit during 2008 was mainly a result of the pre-tax losses recognized during 2008. The overall effective tax rates continue to benefit from the Company’s investment in bank-owned life insurance and the application of available tax credits.

     Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for losses on loans	$5,812	$3,061
Deferred compensation	222	919
Deferred loan fees	401	625
Depreciation/amortization	562	64
Net operating loss carryforwards	4,529	817
Alternative minimum tax carryforwards	821	821
General business tax credits	1,763	1,298
Other-than-temporary impairments on available-for-sale securities	1,709	90
Other	635	84
	16,454	7,779
Deferred tax liabilities:
Unamortized deferred premium on early extinguishment of debt	65	608
FHLB stock dividends	1,030	1,030
Other	336	350
	1,431	1,988
Net deferred tax asset	15,023	5,791
Tax effect of adjustment related to unrealized depreciation on available-for-sale securities	471	(1,014)
Net deferred tax assets including adjustments	$15,494	$4,777

     Based upon historical taxable income as well as projections of future taxable income, management believes that it is more likely than not that the deferred tax assets will be realized. Therefore, no valuation reserve was recorded at December 31, 2008 or 2007. Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.

     Prior to 1988, the Bank qualified as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts, which differed from the provision for such losses charged to income. Retained earnings at December 31, 2008 and 2007 included approximately $12.5 million, for which no provision for income taxes has been made. If in the future this portion of retained earnings is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable rates. The unrecorded deferred tax liability at December 31, 2008 and 2007 would have been approximately $4.9 million.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     At December 31, 2008, the Company had federal and state net operating losses of $33.4 million which are being carried forward to reduce future taxable income. The carryforwards expire between 2016 and 2028.

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

12. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     During 2008, the Company completed its 600,000 share repurchase plan announced in February 2007 by repurchasing 126,725 shares remaining under this plan at an average price of $14.41. In March 2008, the Company announced a new share repurchase plan for an additional 530,000 shares. Total shares available for repurchase under this plan are 448,612 at December 31, 2008.

     The following table presents information with respect to the Company’s 2008 and 2007 share repurchase plans.

	2008 Repurchase Plan			2007 Repurchase Plan
	Shares	Cost of	Average	Shares	Cost of	Average
	Repurchased	Shares	Cost	Repurchased	Shares	Cost
	in Period	Repurchased	per Share	in Period	Repurchased	per Share
	(Dollars in thousands)
Years ended:
2007	—	$—	$—	473,275	$6,967	$14.72
2008	81,388	1,171	14.39	126,725	1,826	14.41
Plan to date	81,388	$1,171	$14.39	600,000	$8,793	$14.66

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

     The principal sources of cash flow for the Company are dividends from the Bank and payments from the Bank on the ESOP loan. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payments of dividends by the Bank are largely dependent upon individual regulatory capital requirements and levels of profitability.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios, set forth in the table below of the total risk-based, tangible, and core capital, as defined in the regulations. As of December 31, 2008, the Bank met all capital adequacy requirements to which it is subject.

     As of December 31, 2008, the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-weighted, tangible, and core ratios as set forth in the following table. There are no conditions or events since that date that management believes have changed the institution’s category. At December 31, 2008, the Bank’s adjusted total assets were $1.1 billion and its risk-weighted assets were $847.2 million.

						To Be Well-Capitalized
			For Capital Adequacy			Under Prompt Corrective
	Actual		Purposes			Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008:
Total capital to risk-weighted assets	$111,941	13.21%	$67,777	>	8.00%	$84,722	>	10.00%
Tier 1 (core) capital to risk-weighted assets	101,289	11.96	33,889	>	4.00	50,833	>	6.00
Tier 1 (core) capital to adjusted total assets	101,289	9.07	44,683	>	4.00	55,854	>	5.00
Tangible capital to adjusted total assets	101,289	9.07	16,756	>	1.50	22,341	>	2.00

As of December 31, 2007:
Total capital to risk-weighted assets	$128,225	13.93%	$73,661	>	8.00%	$92,077	>	10.00%
Tier 1 (core) capital to risk-weighted assets	120,227	13.06	36,831	>	4.00	$55,246	>	6.00
Tier 1 (core) capital to adjusted total assets	120,227	10.50	45,782	>	4.00	57,227	>	5.00
Tangible capital to adjusted total assets	120,227	10.50	17,168	>	1.50	22,891	>	2.00

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. COMMITMENTS

	December 31,
	2008	2007
	(Dollars in thousands)
Type of commitment
To originate retail loans:
Fixed rates (5.63% - 6.50% in 2008 and 5.75% – 11.75% in 2007)	$2,569	$6,443
Variable rates	760	968
To originate commercial real estate non-owner occupied loans:
Fixed rates (5.25% – 7.00% in 2008 and 6.25% – 8.38% in 2007)	7,010	12,322
Variable rates	2,631	14,691
To originate commercial real estate owner occupied loans:
Fixed rates (6.95% – 7.50% in 2008)	1,115	—
Variable rates	1,000	—
To originate commercial real estate multifamily loans:
Fixed rates (6.50% in 2008)	1,350	—
To originate commercial and industrial loans:
Fixed rates (5.00% – 8.00% in 2008 and 4.85% – 9.00% in 2007)	5,856	5,577
Variable rates	11,765	1,291
To originate commercial construction and land development loans:
Fixed rates (5.68% – 7.50% in 2008)	2,100	—
Variable rates	3,160	—
Unused lines of credit and construction loans	106,473	155,345
Letters of credit:
Secured by cash	774	639
Real estate	10,436	6,892
Business assets	415	690
Unsecured	313	—
Other – Credit enhancements	27,086	31,257

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. All commitments to extend credit or to purchase loans expire within the following year. Letters of credit expire at various times through 2012. Credit enhancements expire at various times through 2018.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The letters of credit and credit enhancements provided by the Company are considered financial guarantees under FASB Interpretation 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others and were carried at a fair value of $325,000 in the aggregate as of December 31, 2008.

14. VARIABLE INTEREST ENTITIES

     The Company has investments in nine low-income housing tax credit limited partnerships and one limited liability partnership for the development of shopping centers, for-sale housing, and the restoration of historic properties in low- and moderate income areas. Although these partnerships generate operating losses, the Company realizes a return on its investment through reductions in income tax expense that result from tax credits and the deductibility of the entities’ operating losses. These investments were acquired at various times between 1996 and 2004 and are accounted for under the equity method. These entities are considered variable interest entities in accordance with FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). Since the Company is not considered the primary beneficiary of these entities, it is not required to consolidate these investments. The Company’s exposure is limited to its current recorded investment of $1.9 million plus $793,000 that the Company is obligated to pay over the next six years but has not yet funded.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during 2008.

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Securities available-for-sale	$251,270	$—	$227,137	$24,133

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

     The Company determined that Level 3 pricing models should be utilized for valuing its investments in pooled trust preferred securities. The market for these securities at December 31, 2008 was not active and markets for similar securities were also not active. The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels. During 2008, bid-ask spreads on these securities climbed as high as $25.00 from bid-ask spreads of less than $1.00 from when securities were actively traded. The new issue market is also inactive as no new trust preferred securities have been issued since 2007. There are currently very few market participants who are willing and or able to transact for these securities.

     The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) were very depressed at December 31, 2008 relative to historical levels. For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus U.S. Treasury securities at the end of November 2008 and remained near those levels at December 31, 2008. Thus in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

     Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management determined:

  the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at December 31, 2008; and
  an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

     All pooled trust preferred securities were issued between November 2004 and November 2007 and mature between December 2035 and March 2038. Of the five pooled trust preferred securities held by the Company, all are “Super Senior” and at December 31, 2008 are rated AAA. Subsequent to year end, four were downgraded to AA- and one was downgraded to A+.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

     The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated statement of condition using Level 3 inputs:

Available-for-sale Securities
(Dollars in thousands)
Beginning balance December 31, 2007	$—
Total realized and unrealized gains and losses:	—
Included in net income	—
Included in accumulated other comprehensive income	(578)
Purchases, sales, issuances and settlements, net	(139)
Transfers in and/or out of Level 3	24,850
Ending balance December 31, 2008	$24,133

     The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during 2008.

Fair Value Measurements Using
Quoted Prices in
		Active Markets for	Significant Other	Significant Unobservable
		Identical Assets	Observable Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Impaired loans	$31,734	$—	$—	$31,734

     Fair value measurements for impaired loans are performed pursuant to Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, and are measured on a non-recurring basis. Certain impaired loans were partially charged-off or re-evaluated during 2008. These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property and other factors. The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $24.5 million for the year ended December 31, 2008. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans. These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in current earnings.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate their value, is summarized below. The aggregate fair value amounts presented do not represent the underlying value of the Company.

     The carrying amounts and fair values of financial instruments consist of the following:

	December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$19,106	$19,106	$38,909	$38,909
Securities, available-for-sale	251,270	251,270	224,594	224,594
Securities, held-to-maturity	6,940	7,101	3,940	3,978
Federal Home Loan Bank stock	23,944	23,944	23,944	23,944
Loans receivable, net of allowance for losses on loans	734,415	741,440	785,110	788,681
Interest receivable	4,325	4,325	5,505	5,505
Total financial assets	$1,040,000	$1,047,186	$1,082,002	$1,085,611
Financial Liabilities
Deposits	$824,097	$827,389	$863,272	$864,437
Borrowed money	172,937	177,087	135,459	138,087
Interest payable	370	370	755	755
Total financial liabilities	$997,404	$1,004,846	$999,486	$1,003,279

     The carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable. Securities fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands except per share data)
Net income (loss)	$(11,295)	$7,525	$5,340
Weighted-average common shares outstanding	10,307,879	10,547,853	11,045,857
Weighted-average common share equivalents (1)	200,427	294,929	348,006
Weighted-average common shares and common share equivalents
outstanding	10,508,306	10,842,782	11,393,863
Basic earnings (loss) per share	$(1.10)	$0.71	$0.48
Diluted earnings (loss) per share	(1.10)	0.69	0.47

Number of anti-dilutive stock options excluded from the diluted
earnings per share calculation	657,100	105,000	114,000
Weighted-average exercise price of anti-dilutive option shares	$12.63	$14.66	$14.66

____________________

(1)	Assumes exercise of dilutive stock options, a portion of the unearned awards under the RRP and treasury shares held in Rabbi Trust accounts.

17. OTHER COMPREHENSIVE INCOME (LOSS)

     The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$(8,389)	$3,780	$2,744
Related tax (expense) benefit	3,078	(1,370)	(1,035)
Net	(5,311)	2,410	1,709
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses)	(4,265)	536	750
Related tax (expense) benefit	1,593	(200)	(289)
Net	(2,672)	336	461
Total other comprehensive income (loss)	$(2,639)	$2,074	$1,248

18. LEGAL PROCEEDINGS

     A complaint was filed in September 2007 against Citizens Financial Bank in connection with an incident that occurred in February 2007 in which funds were electronically advanced on a line of credit to a checking account, and then wire transferred to a bank in another state. The complaint seeks compensation for actual damages, statutory damages, punitive damages, costs and reasonable attorney’s fees. The complaint also seeks the Bank to cease and desist from any and all attempts to collect the funds that were allegedly transferred from the accounts by unauthorized and fraudulent means and interest on those funds. The complaint also seeks the Bank to cease and desist any inaccurate credit reporting and correct any past inaccurate credit reporting related to this matter. In the event that judgment is entered for the plaintiffs, insurance would not be able to indemnify the Bank for punitive damages should they be assessed. The total potential exposure to the Bank is not quantifiable at this time insofar as the amount of damages being sought was not specifically set forth in the complaint and no other written demand has been made by the plaintiffs to the Bank.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     A complaint was filed against Citizens Financial Bank in early 2009 arising from a lending relationship. The plaintiff is seeking unspecified damages based upon lender liability and breach of fiduciary duty theories. The Bank denies the claims asserted in the complaint. This case is in the early stages and is in discovery. The likelihood of an unfavorable outcome is neither probable nor remote, and as such, no conclusion can be made at this time. The Bank believes this complaint is a routine legal proceeding occurring in the ordinary course of its business as a lender.

     Other than the above-referenced matters, the Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

19. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The following tables represent the condensed statement of condition as of December 31, 2008 and 2007 and condensed statements of operations and cash flows for the three years ended December 31, 2008 for CFS Bancorp, Inc., the parent company.

Condensed Statements of Condition
(Parent Company Only)

	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$3,667	$3,011
Securities available-for-sale	—	134
Investment in subsidiary	106,275	125,956
Loan receivable from ESOP	1,153	4,299
Other assets	2,990	172
Total assets	$114,085	$133,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued taxes and other liabilities	$2,276	$3,158
Total stockholders’ equity	111,809	130,414
Total liabilities and stockholders’ equity	$114,085	$133,572

Condensed Statements of Operations
(Parent Company Only)

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Dividends from subsidiary	$7,750	$9,000	$13,134
Interest income	198	251	490
Net realized gains (losses) on the sale of available-for-sale investment securities	(168)	—	878
Non-interest expense	(667)	(636)	(728)
Net income before income taxes and equity in earnings of subsidiary	7,113	8,615	13,774
Income tax benefit (expense)	238	146	(244)
Net income before equity in undistributed earnings of subsidiary	7,351	8,761	13,530
Equity in undistributed loss of subsidiary	(18,646)	(1,236)	(8,190)
Net income (loss)	$(11,295)	$7,525	$5,340

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(11,295)	$7,525	$5,340
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of securities	168	—	—
Equity in undistributed loss of subsidiary	18,646	1,236	8,190
Net gains on the sale of available-for-sale investment securities	—	—	(878)
(Increase) decrease in other assets	(2,818)	217	812
Increase in other liabilities	127	593	667
Net cash provided by operating activities	4,828	9,571	14,131
Investing activities:
Proceeds from paydowns and sales of securities	—	—	963
Principal payment on loan	3,146	514	1,364
Net cash provided by investing activities	3,146	514	2,327
Financing activities:
Purchase of treasury stock	(2,997)	(9,751)	(15,730)
Net purchase of Rabbi Trust shares	41	(139)	(18)
Proceeds from exercise of stock options	830	2,763	3,300
Dividends paid on common stock	(5,192)	(5,311)	(5,604)
Net cash used by financing activities	(7,318)	(12,438)	(18,052)
Increase (decrease) in cash and cash equivalents	656	(2,353)	(1,594)
Cash and cash equivalents at beginning of year	3,011	5,364	6,958
Cash and cash equivalents at end of year	$3,667	$3,011	$5,364

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table reflects summarized quarterly data for the periods presented (unaudited):

		Net	Net	Earnings (Loss)
	Interest	Interest	Income	per Share
	Income	Income	(Loss)	Basic	Diluted
	(Dollars in thousands except per share data)
2008
First quarter	$16,314	$8,565	$1,779	$0.17	$0.17
Second quarter	15,032	8,697	(2,295)	(0.22)	(0.22)
Third quarter	14,364	8,907	(1,039)	(0.10)	(0.10)
Fourth quarter	13,829	8,714	(9,740)	(0.95)	(0.95)

2007
First quarter	$18,651	$8,524	$1,313	$0.12	$0.12
Second quarter	18,484	8,638	2,281	0.22	0.21
Third quarter	17,866	8,550	1,896	0.18	0.18
Fourth quarter	17,240	8,395	2,035	0.20	0.19

     The significant decrease in net income for the fourth quarter of 2008 was primarily a result of the additional expense related to the Company’s provision for losses on loans.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. FEDERAL DEPOSIT INSURANCE CORPORATION (FDIC) SPECIAL ASSESSMENT

     Subsequent to December 31, 2008, the Board of Directors of the FDIC voted to adopt an interim rule that would impose a special assessment on insured institutions based upon the institutions’ outstanding deposits as of June 30, 2009. This assessment is to be collected on September 30, 2009. The interim rule would also permit the Board to impose an emergency special assessment after June 30, 2009 if deemed necessary by the FDIC Board.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2008 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.

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

     The Company’s management assessed its internal control over financial reporting as of December 31, 2008, as required by Section 404 of the Sarbanes-Oxley Act of 2002, based on the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2008, the Company’s internal controls over financial reporting are effective.

     The Company’s independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2008 has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders
CFS Bancorp, Inc.
Munster, Indiana

     We have audited CFS Bancorp, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), our examination of CFS Bancorp, Inc.’s internal control over financial reporting included controls over the preparation of financial statement sin accordance with accounting principles generally accepted in the United States of America and with the instructions to the Consolidated financial Statements for Bank Holding Companies (Form FR Y-9C).(A). A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, CFS Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of CFS Bancorp, Inc. and our report dated March 5, 2009, expressed an unqualified opinion thereon.

Indianapolis, Indiana
March 5, 2009

ITEM 9B. OTHER INFORMATION

     On January 26, 2009, the Compensation Committee of the Board of Directors granted awards under the Company’s 2008 Omnibus Equity Incentive Plan to the following named executive officers as identified in its Proxy Statement to be filed on or about March 16, 2009 who are currently employed by the Company as set forth in the following table. The performance-based awards are subject to the achievement of “core” diluted earnings per share targets of the Company for the year ended December 31, 2009.

	Maximum Number of
	Performance-Based	Number of Service-
Name	Shares	Based Shares
Daryl D. Pomranke	9,486	4,800
Charles V. Cole	6,828	2,000
Dale S. Clapp	6,186	2,000
Daniel J. Zimmer	4,638	2,000

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required herein is incorporated by reference from the sections of the Registrant’s Proxy Statement which is expected to be filed on or about March 16, 2009 (Proxy Statement) titled Election of Directors, Information Concerning Continuing Directors and Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance and Report of the Audit Committee. Information related to the Company’s Code of Conduct and Ethics is incorporated by reference from the Proxy Statement under the heading Code of Conduct and Ethics.

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

     Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2008.

Number of Shares
	Number of Shares to Be		Remaining Available
	Issued Upon the		for Future Issuance
	Exercise of Outstanding	Weighted-Average	(Excluding Shares
	Options, Warrants and	Exercise Price of	Reflected in the
Plan Category	Rights	Outstanding Options	First Column)
Equity Compensation Plans Approved by Security Holders	1,239,697 (1)	$12.15 (2)	225,153 (3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	1,239,697	$12.15	225,153
____________________

(1)	This amount includes 1,130,245 shares issuable upon the exercise of outstanding stock options and 109,452 shares of restricted stock that have been issued but not yet earned or vested.

(2)	Only outstanding stock options are included in this price. The outstanding restricted shares are not included in the weighted-average exercise price because these shares do not have an exercise price.

(3)	This amount represents the total number of shares available for issuance in the future pursuant to stock options and other stock-based awards under the 2008 Omnibus Equity Incentive Plan.

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Documents filed as part of this Report:

     (1) The following consolidated financial statements of the Company are filed with this Form 10-K under Item 8:

     (2) All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (3) The following exhibits are filed with the SEC as part of this Form 10-K or are incorporated herein by reference, and this list includes the Exhibit Index.

3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (4)
10.7*	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (4)
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (8)
10.10*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Zoran Koricanac (8)
10.11*	Separation Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Thomas L. Darovic (9)
10.12*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (10)
10.13*	Employment Agreement entered into between Citizens Financial Bank and Daryl D. Pomranke (4)
10.14*	Employment Agreement entered into between CFS Bancorp, Inc. and Daryl D. Pomranke (4)
10.15*	CFS Bancorp, Inc. 2008 Cash Incentive Compensation Program (4)
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
____________________

(1)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Stockholders filed on March 25, 2005.
(2)	Incorporated by Reference from the Company’s Form 8-K filed on October 25, 2007.
(3)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(4)	Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(5)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 23, 2001.
(6)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 31, 2003.
(7)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by Reference from the Company’s Form 8-K filed on November 16, 2007.
(9)	Incorporated by Reference from the Company’s Form 8-K filed on January 3, 2008.
(10)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Stockholders filed with the SEC on March 17, 2008.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

     In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: March 9, 2009	By:	/s/ THOMAS F. PRISBY
THOMAS F. PRISBY
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS F. PRISBY	Chairman of the Board and Chief Executive Officer
THOMAS F. PRISBY	(principal executive officer)	March 9, 2009

/s/ CHARLES V. COLE	Executive Vice President and Chief Financial Officer
CHARLES V. COLE	(principal financial and accounting officer)	March 9, 2009

/s/ GREGORY W. BLAINE	Director	March 9, 2009
GREGORY W. BLAINE

/s/ GENE DIAMOND	Director	March 9, 2009
GENE DIAMOND

/s/ FRANK D. LESTER	Director	March 9, 2009
FRANK D. LESTER

/s/ ROBERT R. ROSS	Director	March 9, 2009
ROBERT R. ROSS

/s/ JOYCE M. SIMON	Director	March 9, 2009
JOYCE M. SIMON