Form 10-K/A
period 2008-12-31
CFS BANCORP INC
filed 2009-03-13
CIK 1058438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________________

FORM 10-K/A
(Amendment No. 1)
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

CFS BANCORP, INC. AND SUBSIDIARIES

FORM 10-K/A

INDEX

		Page
	Explanatory Note	1
	PART II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	32
Signature Page		33
Certifications for Principal Executive Officer and Principal Financial Officer		35

EXPLANATORY NOTE

     CFS Bancorp, Inc. (the Company) is filing this Amendment No. 1 on Form 10-K/A (Amended 10-K) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2008 that was filed with the Securities and Exchange Commission (SEC) on March 9, 2009 (Original 10-K). This Amended 10-K is being filed to revise the following:

  Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) to correct the inadvertent mislabeling of the columns entitled “Trust Preferred Securities” and “State and Municipal” in the table relating to maturities and yields of the Company’s securities located on page 49 of the Original 10-K. The table can be found on page 18 of this Amended 10-K.
  Exhibit 23.0 (Consent of BKD, LLP) to correct a typographical error with respect to a reference date. Exhibit 23.0 is also filed with the Amended 10-K.

     This Amended 10-K includes Part II, Item 7 in its entirety, including those portions of the Original 10-K that have not been amended.

     As a consequence of these changes, the Company is also filing new certifications of its Chief Executive Officer and its Chief Financial Officer, with conforming changes, as Exhibits 31.1 and 31.2.

     Except as described above, this Amended 10-K does not amend, modify or update the Original 10-K in any respect. Any information not affected by this Amended 10-K is unchanged and reflects the disclosures made at the time of the Original 10-K.

     This Amended 10-K does not reflect events occurring after the filing of the Original 10-K. This Amended 10-K should be read in conjunction with the Company’s filings made with the SEC subsequent to the date of the Original 10-K.

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

Non-Interest Income

     The following table identifies the changes in non-interest income for the periods presented:

	Year Ended
	December 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Service charges and other fees	$6,051	$6,795	$(744)	(10.9)%
Card-based fees	1,600	1,489	111	7.5
Commission income	341	147	194	132.0
Subtotal fee based revenues	7,992	8,431	(439)	(5.2)
Income from bank-owned life insurance	1,300	1,634	(334)	(20.4)
Other income	566	892	(326)	(36.5)
Subtotal	9,858	10,957	(1,099)	(10.0)
Securities gains, net	69	536	(467)	(87.1)
Impairment on securities, available-for-sale	(4,334)	—	(4,334)	NM
Other asset gains, net	30	22	8	36.4
Total non-interest income	$5,623	$11,515	$(5,892)	(51.2)%

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

			Mortgage		Collateralized		Commercial		State		Trust
			Backed		Mortgage		Mortgage-Backed		and		Preferred
	GSE Securities		Securities (1)		Obligations (1)		Securities (2)		Municipal		Securities (3)		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturities:
Less than 1
year	$38,616	4.81%	$927	3.67%	$4,965	5.65%	$10,128	6.06%	$1,940	2.89%	$—	—%	$56,576	5.03%
1 to less than 5
years	59,371	5.05	9,847	4.39	61,871	5.41	29,541	6.05	5,000	3.34	—	—	165,630	5.27
5 to less than
10 years	—	—	—	—	9,670	5.87	—	—	—	—	—	—	9,670	5.87
10 years and
over	—	—	—	—	—	—	—	—	—	—	27,668	3.35	27,668	3.35
Total securities	$97,987	4.95%	$10,774	4.33%	$76,506	5.49%	$39,669	6.05%	$6,940	3.21%	$27,668	3.35%	$259,544	5.04%
Average months to
maturity	14		38		42		18		25		334		69
____________________

(1)	The Company’s mortgage-backed securities and collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these securities are based on historical and estimated prepayment rates for the underlying mortgage collateral and were calculated using prepayment speeds based on the trailing three-month CPR (Constant Prepayment Rate). The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.

(2)	The Company’s commercial mortgage-backed securities are amortizing in nature. As such, the maturities presented in the table for these securities are based on contractual payment assumptions for the underlying collateral and were calculated using a prepayment speed of 0 CPY (Constant Prepayment Yield).

(3)	The Company’s pooled trust preferred securities have floating rates. The projected yields are calculated to the contractual maturity and are based on the coupon rates at December 31, 2008 and fourth quarter of 2008 prepayment rates.

LOANS

     The following table sets forth the composition of the Bank’s loans receivable and the percentage of loans by category as of the dates indicated.

	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$64,021	8.5%	$60,398	7.6%	$35,743	4.5%	$61,956	6.8%	$58,682	5.9%
Commercial real estate – owner
occupied	85,565	11.4	82,382	10.4	—	—	—	—	—	—
Commercial real estate – non-owner
occupied	222,048	29.6	207,270	26.1	339,110	42.2	381,956	41.6	396,420	40.1
Commercial real estate – multifamily	40,503	5.4	38,775	4.9	—	—	—	—	—	—
Commercial construction and land
development	70,848	9.5	117,453	14.8	128,529	16.0	136,558	14.9	145,162	14.7
Total commercial loans	482,985	64.4	506,278	63.8	503,382	62.7	580,470	63.3	600,264	60.7
Retail loans:
One-to-four family residential	203,797	27.2	212,598	26.8	225,007	28.1	235,359	25.7	277,501	28.1
Home equity lines of credit	58,918	7.8	60,326	7.6	70,527	8.8	96,403	10.5	102,981	10.5
Retail construction and land
development	2,650	0.4	11,131	1.4	—	—	—	—	—	—
Other	1,623	0.2	2,803	0.4	3,467	0.4	5,173	0.5	7,339	0.7
Total retail loans	266,988	35.6	286,858	36.2	299,001	37.3	336,935	36.7	387,821	39.3

Total loans receivable, net of unearned fees	$749,973	100.0%	$793,136	100.0%	$802,383	100.0%	$917,405	100.0%	$988,085	100.0%

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

	December 31, 2008	December 31, 2007	% Change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$10,354	$—	—%
Commercial construction and land	10,973	12,572	(12.7)
Total non-performing syndications and purchased
participations	$21,327	$12,572	69.6%
Percentage of total non-performing loans	39.0%	42.5%
Percentage of total syndications and purchased
participations	35.2	15.2

     The table below provides the detail for the Company’s non-accrual syndications and purchased participations by state as of the dates indicated.

	December 31, 2008	December 31, 2007	% Change
	(Dollars in thousands)
Illinois	$12,261	$7,484	63.8%
Indiana	5,423	—	—
Florida	3,643	2,627	38.7
Texas	—	2,461	(100.0)
Total non-performing syndications and purchased
participations	$21,327	$12,572	69.6%

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

December 31, 2008
(Dollars in thousands)
3 months or less	$44,043
Over 3 months through 6 months	33,079
Over 6 months through 12 months	30,489
Over 12 months	14,092
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

Contractual Obligations

     The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of December 31, 2008.

	Payments Due by Period
		Over One
		through	Over Three	Over
	One Year	Three	through	Five
	or Less	Years	Five Years	Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances (1)	$104,290	$30,644	$737	$9,129	$144,800
Short-term borrowings (2)	28,312	—	—	—	28,312
Operating leases	574	735	427	2,241	3,977
Dividends payable on common stock	432	—	—	—	432
	$133,608	$31,379	$1,164	$11,370	$177,521

(1)	Does not include interest expense at the weighted-average contractual rate of 2.87% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of 0.68% for the periods presented.

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

     The following table details the amounts and expected maturities of significant commitments at December 31, 2008.

		Over One	Over Three	Over
	One Year	through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$17,083	$5	$83	$450	$17,621
Commercial real estate – non-owner occupied	9,549	84	—	8	9,641
Commercial real estate – owner occupied	2,115	—	—	—	2,115
Commercial real estate – multifamily	1,350	—	—	—	1,350
Commercial construction and land development	5,260	—	—	—	5,260
Retail	3,329	—	—	—	3,329
Commitments to fund unused construction loans	15,421	1,789	—	380	17,590
Commitments to fund unused lines of credit	35,129	6,367	208	47,179	88,883
Letters of credit	8,037	263	199	3,439	11,938
Credit enhancements	21,632	406	—	5,048	27,086
	$118,905	$8,914	$490	$56,504	$184,813

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

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       (a)(3) The following exhibits are filed with the SEC as part of this Form 10-K/A.

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

CFS BANCORP, INC.

Date: March 13, 2009	By:	/s/ THOMAS F. PRISBY
THOMAS F. PRISBY
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS F. PRISBY	Chairman of the Board and Chief Executive Officer
THOMAS F. PRISBY	(principal executive officer)	March 13, 2009

/s/ CHARLES V. COLE	Executive Vice President and Chief Financial Officer
CHARLES V. COLE	(principal financial and accounting officer)	March 13, 2009

/s/ GREGORY W. BLAINE	Director	March 13, 2009
GREGORY W. BLAINE

/s/ GENE DIAMOND	Director	March 13, 2009
GENE DIAMOND

/s/ FRANK D. LESTER	Director	March 13, 2009
FRANK D. LESTER

/s/ ROBERT R. ROSS	Director	March 13, 2009
ROBERT R. ROSS

/s/ JOYCE M. SIMON	Director	March 13, 2009
JOYCE M. SIMON