Form 10-Q
period 2009-04-30
CFS BANCORP INC
filed 2009-05-04
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

(219) 836-5500
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑                      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES ☐                      NO ☐

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

The Registrant had 10,722,643 shares of Common Stock issued and outstanding as of April 30, 2009.

CFS BANCORP, INC.

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$14,937	$15,714
Interest-bearing deposits	16,767	3,133
Federal funds sold	433	259
Cash and cash equivalents	32,137	19,106
Securities available-for-sale, at fair value	222,080	251,270
Securities held-to-maturity, at cost	6,940	6,940
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	756,134	749,973
Allowance for losses on loans	(15,472)	(15,558)
Net loans	740,662	734,415
Interest receivable	4,045	4,325
Other real estate owned	3,299	3,242
Office properties and equipment	19,697	19,790
Investment in bank-owned life insurance	36,784	36,606
Other assets	22,320	22,217
Total assets	$1,111,908	$1,121,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$863,884	$824,097
Borrowed money	124,770	172,937
Advance payments by borrowers for taxes and insurance	4,594	4,320
Other liabilities	7,909	8,692
Total liabilities	1,001,157	1,010,046
Commitments and contingencies	–	–
Shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	–	–
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,723,903 and 10,674,511 shares outstanding	234	234
Additional paid-in capital	189,367	189,211
Retained earnings	82,894	81,525
Treasury stock, at cost; 12,566,255 and 12,616,572 shares	(156,296)	(155,740)
Treasury stock held in Rabbi Trust, at cost; 133,148 and 132,223 shares	(1,731)	(1,726)
Unallocated common stock held by Employee Stock Ownership Plan	–	(832)
Accumulated other comprehensive loss, net of tax	(3,717)	(863)
Total shareholders’ equity	110,751	111,809
Total liabilities and shareholders’ equity	$1,111,908	$1,121,855

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$9,945	$12,788
Securities	3,043	3,079
Other	243	447
Total interest income	13,231	16,314
Interest expense:
Deposits	3,096	5,688
Borrowed money	960	2,061
Total interest expense	4,056	7,749
Net interest income	9,175	8,565
Provision for losses on loans	624	742
Net interest income after provision for losses on loans	8,551	7,823
Non-interest income:
Service charges and other fees	1,299	1,439
Card-based fees	388	380
Commission income	71	58
Security gains, net	720	69
Income from bank-owned life insurance	178	409
Other income	295	172
Total non-interest income	2,951	2,527
Non-interest expense:
Compensation and employee benefits	5,175	4,336
Net occupancy expense	897	833
Furniture and equipment expense	535	551
Data processing	419	458
Professional fees	350	274
FDIC insurance premiums	304	40
Marketing	198	208
Other general and administrative expenses	1,550	1,345
Total non-interest expense	9,428	8,045
Income before income taxes	2,074	2,305
Income tax expense	613	526
Net income	$1,461	$1,779

Per share data:
Basic earnings per share	$0.14	$0.17
Diluted earnings per share	0.14	0.17
Cash dividends declared per share	0.01	0.12
Weighted-average shares outstanding	10,495,835	10,387,292
Weighted-average diluted shares outstanding	10,628,901	10,658,026

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2008	$234	$191,162	$97,029	$(156,661)	$(3,126)	$1,776	$130,414
Net income	–	–	1,779	–	–	–	1,779
Comprehensive income: Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax	–	–	–	–	–	1,170	1,170
Total comprehensive income	–	–	–	–	–	–	2,949
Purchase of treasury stock	–	–	–	(1,055)	–	–	(1,055)
Net purchases of Rabbi Trust shares	–	–	–	(7)	–	–	(7)
Shares earned under ESOP	–	33	–	–	78	–	111
Exercise of stock options	–	16	–	593	–	–	609
Tax benefit related to stock-based benefit plans	–	31	–	–	–	–	31
Dividends declared on common stock ($0.12 per share)	–	–	(1,261)	–	–	–	(1,261)
Balance at March 31, 2008	$234	$191,242	$97,547	$(157,130)	$(3,048)	$2,946	$131,791

Balance at January 1, 2009	$234	$189,211	$81,525	$(157,466)	$(832)	$(863)	$111,809
Net income	–	–	1,461	–	–	–	1,461
Comprehensive loss: Change in unrealized depreciation on available-for-sale securities, net of reclassification and tax	–	–	–	–	–	(2,854)	(2,854)
Total comprehensive loss	–	–	–	–	–	–	(1,393)
Net purchases of Rabbi Trust shares	–	–	–	(4)	–	–	(4)
Shares earned under ESOP	–	(401)	–	–	832	–	431
Forfeiture of RRP award	–	906	–	(906)	–	–	–
Unearned compensation restricted stock awards	–	(349)	–	349	–	–	–
Dividends declared on common stock ($0.01 per share)	–	–	(92)	–	–	–	(92)
Balance at March 31, 2009	$234	$189,367	$82,894	$(158,027)	$–	$(3,717)	$110,751

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$1,461	$1,779
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	624	742
Depreciation and amortization	394	426
Premium amortization on the early extinguishment of debt	72	527
Net discount accretion on securities available-for-sale	(324)	(280)
Deferred income tax expense (benefit)	202	(134)
Tax benefit from stock-based benefits	–	(31)
Amortization of cost of stock-based benefit plans	431	111
Proceeds from sale of loans held-for-sale	–	45
Securities gains, net	(720)	(69)
Net increase in cash surrender value of bank-owned life insurance	(178)	(409)
Decrease (increase) in other assets	1,754	(487)
Decrease in other liabilities	(394)	(2,454)
Net cash provided by (used for) operating activities	3,322	(234)
INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	9,906	1,992
Proceeds from maturities and paydowns	20,921	26,033
Purchases	(5,136)	(48,616)
Net loan fundings and principal payments received	(7,055)	27,260
Proceeds from sale of real estate owned	15	–
Purchases of property and equipment	(301)	(844)
Net cash provided by investing activities	18,350	5,825
FINANCING ACTIVITIES
Proceeds from exercise of stock options	–	609
Tax benefit from stock-based benefits	–	31
Dividends paid on common stock	(432)	(1,301)
Purchase of treasury stock	–	(1,055)
Net purchase of Rabbi Trust shares	(4)	(7)
Net increase in deposit accounts	39,760	16,234
Net increase in advance payments by borrowers for taxes and insurance	274	994
(Decrease) increase in short-term borrowings	(18,195)	12,350
Proceeds from Federal Home Loan Bank borrowings	73,000	60,000
Repayments of Federal Home Loan Bank borrowings	(103,044)	(45,041)
Net cash (used for) provided by financing activities	(8,641)	42,814
Increase in cash and cash equivalents	13,031	48,405
Cash and cash equivalents at beginning of period	19,106	38,909
Cash and cash equivalents at end of period	$32,137	$87,314

Supplemental disclosures:
Loans transferred to real estate owned	$208	$5
Cash paid for interest on deposits	3,176	5,435
Cash paid for interest on borrowings	895	1,508
Cash paid for taxes	–	100

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of March 31, 2009 and for the three months ended March 31, 2009 and March 31, 2008 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.  The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles.  The March 31, 2009 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The condensed consolidated statement of condition of the Company as of December 31, 2008 has been derived from the audited consolidated statement of condition as of that date.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  These estimates, judgments and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided.  The determination of the allowance for losses on loans, valuations and impairments of securities and the accounting for income tax expense are highly dependent on management’s estimates, judgments and assumptions.  Changes in any of these could have a significant impact on the financial statements.

Some items in the prior period financial statements were reclassified to conform to the current period’s presentation.

2.	Fair Value Measurements

The Company measures fair value according to Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, but not the valuation techniques themselves.  The fair value hierarchy is designed to indicate the relative reliability of the fair value measure.  The highest priority is given to quoted prices in active markets and the lowest to unobservable data such as the Company’s internal information.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  There are three levels of inputs into the fair value hierarchy (Level 1 being the highest priority and Level 3 being the lowest priority):

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the first quarter of 2009.

	Fair Value Measurements at March 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale	$222,080	$–	$201,120	$20,960

	Fair Value Measurements at December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale	$251,270	$–	$227,137	$24,133

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

The Company determined that Level 3 pricing models should be utilized for valuing its investments in pooled trust preferred securities.  The market for these securities at March 31, 2009 was not active and markets for similar securities were also not active.  The inactivity was evidenced first by a significant widening of the bid-ask spread in the brokered markets in which pooled trust preferred securities trade and then by a significant decrease in the volume of trades relative to historical levels.  During 2008, bid-ask spreads on these securities climbed as high as $25.00 from bid-ask spreads of less than $1.00 from when securities were actively traded.  The new issue market is also inactive as no new trust preferred securities have been issued since 2007.  There are very few market participants who are willing and/or able to transact for these securities.

The market values for these securities (and any securities other than those issued or guaranteed by the U.S. Treasury) were very depressed at March 31, 2009 relative to historical levels.  For example, the yield spreads for the broad market of investment grade and high yield corporate bonds reached all time wide levels versus U.S. Treasury securities at the end of November 2008 and remained near those levels at March 31, 2009.  Thus in the current market, a low market price for a particular bond may only provide evidence of stress in the credit markets in general versus being an indicator of credit problems with a particular issuer.

Given conditions in the debt markets today and the absence of observable transactions in the secondary and new issue markets, management determined:

•	the few observable transactions and market quotations that are available are not reliable for purposes of determining fair value at March 31, 2009; and

•
an income valuation approach technique (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

All pooled trust preferred securities were issued between November 2004 and November 2007 and mature between December 2035 and March 2038.  All of the Company’s investments in pooled trust preferred securities are “Super Senior.”  During the first quarter of 2009, the pooled trust preferred securities were downgraded and all of the Company’s holdings had ratings of A- to A+ at March 31, 2009.  Subsequent to March 31, 2009, three trust preferred securities were downgraded to BBB+.  Interest payments are current and principal paydowns are increasing on all of the securities held.  As deferrals on the underlying collateral increase, interest payments are increasingly diverted from subordinate and mezzanine tranches to pay down principal at par on the Senior Class.

The Company’s internal model estimates expected future cash flows discounted using a rate management believes is representative of current market conditions.  In determining expected cash flows, management assumed (i) any defaulted underlying issues will not have any recovery and (ii) underlying issues that are currently deferring or in receivership or conservatorship will eventually default and not have any recovery.  In addition, the Company’s internal model estimates cash flows to maturity and assumes no early redemptions of principal due to call options or successful auctions.

The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying condensed consolidated statement of condition using Level 3 inputs:

Available-for-sale Securities
(Dollars in thousands)
Beginning balance at December 31, 2008	$24,133
Total realized and unrealized gains and losses:	–
Included in net income	–
Included in accumulated other comprehensive income	(3,027)
Purchases, issuances and settlements	(146)
Transfers in and/or out of Level 3	–
Ending balance	$20,960

The following table sets forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

	Fair Value Measurements at March 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$5,937	$–	$–	$5,937
Other real estate owned	444	–	–	444

	Fair Value Measurements at December 31, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$31,734	$–	$–	$31,734

Fair value measurements for impaired loans are performed pursuant to Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the first quarter of 2009.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property and other factors.  The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $622,000 for the three months ended March 31, 2009.  This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in current earnings.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  The change in fair value of other real estate owned was $149,000 for the three months ended March 31, 2009 which was recorded directly as an adjustment to current earnings through non-interest expense.

The Company may elect to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) according to SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.  The Company is not currently engaged in any hedging activities and, as a result, did not elect to measure any financial instruments at fair value under SFAS 159.

3.	Earnings Per Share

Amounts reported in earnings per share reflect earnings available to common shareholders for the period divided by the weighted-average number of shares of common stock outstanding during the period, exclusive of unearned Employee Stock Ownership Program (ESOP) shares and unvested restricted stock shares.  Stock options,  restricted stock and treasury shares held in Rabbi Trust accounts are regarded as common stock equivalents and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Net income	$1,461	$1,779

Weighted-average common shares outstanding	10,495,835	10,387,292
Weighted-average common share equivalents	133,066	270,734
Weighted-average common shares and common share equivalents outstanding	10,628,901	10,658,026

Basic earnings per share	$0.14	$0.17
Diluted earnings per share	0.14	0.17

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	1,130,245	206,000
Weighted-average exercise price of anti-dilutive option shares	$12.15	$14.59

4.	Share-Based Compensation

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

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, 32,000 shares that had not yet been issued under the 2003 Stock Option Plan plus any shares subject to options outstanding under the 2003 Stock Option Plan that are forfeited, cancelled or unexercised at the end of the option term are available for any type of stock-based awards in the future under the Equity Incentive Plan.  There are a total of 64,500 stock options that lapsed under the 2003 Stock Option Plan and are eligible for awards under the Equity Incentive Plan.  No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year.  At March 31, 2009, 174,836 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

During the first quarter of 2009, the Compensation Committee of the Board of Directors granted performance- and service-based awards under the Equity Incentive Plan.  A total of 113,772 shares of restricted stock were granted to key employees of the Company.  The Company reissued treasury shares to satisfy the restricted stock awards.

The weighted average fair market value of the restricted stock awards granted in the first quarter of 2009 was $3.07 per share and totaled $349,000.  These restricted stock awards vest 33%, 33% and 34% on May 1, 2011, 2012 and 2013, respectively.  The expense for these awards is being recorded over their requisite service period which is 51 months from the date of grant.  The Company estimates the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted.

During the first quarter of 2009, 63,455 shares of performance-based restricted stock granted on May 1, 2008 were deemed unearned by the Compensation Committee of the Board of Directors due to the Company not meeting its performance targets for the year ended December 31, 2008.  There was no expense recorded on these restricted stock shares at the time of forfeiture.

The compensation expense related to restricted stock for the three months ended March 31, 2009 and 2008 totaled $53,000 and $11,000, respectively.  At March 31, 2009, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $998,000.  This cost is expected to be recognized over a weighted-average period of 3.8 years which is subject to the actual number of shares earned and vested.

The following table presents the activity for restricted stock for the three months ended March 31, 2009.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2008	109,452	$14.02
Granted	113,772	3.07
Vested	–	–
Forfeited	(63,455)	14.27
Unvested as of March 31, 2009	159,769	$6.12

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

The following table presents the activity under the Company’s stock option plans for the three months ended March 31, 2009.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2009	1,130,245	$12.15
Granted	–	–
Exercised	–	–
Forfeited	–	–
Options outstanding at March 31, 2009	1,130,245	$12.15
Options exercisable at March 31, 2009	1,130,245	$12.15

For stock options outstanding at March 31, 2009, the range of exercise prices was $8.19 to $14.76 and the weighted-average remaining contractual term was 2.8 years.  At March 31, 2009, all of the Company’s outstanding stock options were out-of-the-money.

On April 6, 2009, 337,950 stock options expired unexercised with a weighted-average exercise price of $10.00.  These stock options were granted to 30 employees and directors under the 1998 Stock Option Plan which was frozen at the beginning of 2008.  These stock options are not eligible for future grant under any of the Company’s benefit plans.

There were no stock options exercised during the three months ended March 31, 2009.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was $84,000 and resulted in cash receipts of $609,000 and a tax benefit of $31,000.

The Company reissues treasury shares to satisfy option exercises.

5.	Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$(3,823)	$1,912
Related tax (expense) benefit	1,424	(699)
Net	(2,399)	1,213
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	720	69
Related tax expense	(265)	(26)
Net	455	43
Total other comprehensive income (loss)	$(2,854)	$1,170

6.	Recent Accounting Pronouncements

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS 160).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  The adoption of SFAS 160 did not have an effect on the Company’s consolidated financial results.

In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2) which delayed the effective date of SFAS No. 157, Fair Value Measurements, for non-financial assets and liabilities that are measured at fair value on a non-recurring basis, until the fiscal year beginning after November 15, 2008.  The Company adopted FSP 157-2 on January 1, 2009 which required additional disclosures related to the fair value of the Company’s non-financial assets.  The adoption did not have a significant effect on the Company’s consolidated financial results.

In March 2009, the FASB issued FSP Financial Accounting Standards (FAS) 107-b and Accounting Principles Board (APB) 28-a, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-b and APB 28-a).  FSP FAS 107-b and APB 28-a amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require the related disclosures in all interim financial statements.  FSP FAS 107-b and APB 28-a is effective for interim and annual periods ending after March 15, 2009.  Since FSP FAS 107-b and APB 28-a only requires additional disclosures, the adoption of the FSP is not expected to have an effect on the Company’s consolidated financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, and Emerging Issues Task Force (EITF) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2/124-2 and EITF 99-20-2).  FSP FAS 115-2/124-2 and EITF 99-20-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company did not early adopt this FSP and is currently evaluating the impact that it will have on its consolidated financial results.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4).  The FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements.  Under FSP FASB 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009.  Adoption of this FSP is not expected to have a significant impact on the Company’s consolidated financial results.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in this Form 10-Q, in other filings made by the Company with the U.S. Securities and Exchange Commission (SEC), and in the Company’s press releases or other shareholder communications are forward-looking statements, as that term is defined in U.S. federal securities laws.  Generally, these statements relate to business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in the Company’s affairs or the industry in which it conducts business.  Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “would be,” “will,” “intends to,” “projects”  or similar expressions or the negative thereof.

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company also advises readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company’s lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles and competitive and regulatory factors, could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.  For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part II. Item 1A.  Risk Factors” of this Form 10-Q as well as “Part I. Item 1A.  Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Such forward-looking statements are not guarantees of future performance.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

RECENT DEVELOPMENTS

On January 27, 2009, PL Capital, LLC and certain other persons (collectively, the “PL Capital Group”) filed a Schedule 13D with the Securities and Exchange Commission reporting, among other matters, the PL Capital Group’s beneficial ownership of more than 5% of the outstanding shares of common stock of the Company.  On March 27, 2009, the PL Capital Group filed an amendment to its Schedule 13D that included as an exhibit a copy of a letter pursuant to which Mr. John Palmer, a principal of the PL Capital Group, made a shareholder derivative demand to the Company’s board of directors.  The board of directors has appointed a committee to consider Mr. Palmer’s demand.  The Company expects that it will incur expenses in the second and third quarter of 2009 related to Mr. Palmer’s demand and the process to be pursued by the committee.

RECENT MARKET DEVELOPMENTS

Deposits in the Bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250,000 (in effect until December 31, 2009) per depositor subject to aggregation rules.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.

As disclosed in the Company’s 2008 Annual Report on Form 10-K, the FDIC adopted a Restoration Plan to restore the reserve ratio of the Deposit Insurance Fund (DIF) to 1.15%.  The Restoration Plan increases assessment rates uniformly by seven basis points effective January 1, 2009 for the first quarter of 2009 assessment period.  In addition, effective April 1, 2009 the Restoration Plan provides base assessment rate adjustments downward for unsecured debt, upward for secured liabilities, and, for certain institutions, upward for brokered deposits.  For most institutions, assessment rates are based on weighted-average supervisory ratings and financial ratios.

Under the regulations of the FDIC, as presently in effect, insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment period only (subject to the application of assessment credits, if any, issued by the FDIC in 2007).  Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on a bank’s risk classification, as well as its unsecured debt, secured liabilities and brokered deposits.

In addition, under an interim proposed rule, the FDIC has indicated it plans to impose a 20 basis point emergency special assessment on insured depository institutions on June 30, 2009.  The special assessment is proposed to be payable on September 30, 2009.  FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire.  The interim proposed rule also authorizes the FDIC to impose an additional emergency special assessment after June

30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.

Increases in industry-wide deposit insurance premiums resulted in an additional $264,000 of FDIC insurance expense for the Bank during the first quarter of 2009 compared to the first quarter of 2008.  Based upon the Restoration Plan in effect on April 1, 2009 and the range of proposed emergency assessments of 10 basis points to 20 basis points, the Company anticipates that its FDIC insurance expense could increase between $2.4 million and $3.3 million for the year ended December 31, 2009 compared to the year ended December 31, 2008.  These increases to the Bank’s operating expenses will be reflected in other expenses in the Company’s condensed consolidated statement of condition during the appropriate period.

Overview

The Company’s results for the quarter ended March 31, 2009 were positive with net income totaling $1.5 million and diluted earnings per share of $0.14.  The Company’s core business operations have improved in the midst of continued economic pressures and uncertainty.  Tangible common equity was $110.8 million, or 9.96% of tangible assets at March 31, 2009.

The Bank’s risk-based capital increased to 13.34% at March 31, 2009 from 13.21% at December 31, 2008.  This ratio continues to be in excess of the regulatory requirements to be considered “well-capitalized” of 10%.  At March 31, 2009, the Bank’s risk-based capital was $28.5 million in excess of amounts required by regulatory agencies to be “well-capitalized.”

The Bank’s Tier 1 capital also continues to be in excess of the regulatory requirements to be considered “well-capitalized” of 5%.  At March 31, 2009, the Bank’s Tier 1 capital was 9.25% and was $47.2 million in excess of the amounts required by regulatory agencies to be “well-capitalized.”

The Company’s net interest margin expanded 40 basis points to 3.61% for the three months ended March 31, 2009 from 3.21% for the comparable 2008 period which resulted in an increase in net interest income of 7.1% or $610,000.  The expansion of the net interest margin resulted from decreases in short-term interest rates which decreased the Company’s cost of deposits and borrowed money.

The Company’s non-performing loans were relatively stable at $55.3 million at March 31, 2009 compared to $54.7 million at December 31, 2008.  The allowance for losses on loans was also stable at $15.5 million at March 31, 2009 compared to $15.6 million at December 31, 2008.  The ratio of the allowance for losses on loans to total loans was 2.05% at March 31, 2009 and 2.07% at December 31, 2008.  The ratio of the allowance for losses on loans to total non-performing loans was 27.96% and 28.44%, respectively, at March 31, 2009 and December 31, 2008.

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

The Company’s significant accounting policies are presented in Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for December 31, 2008.  These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in the Company’s financial statements.  Management views critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.  Management currently views the determination of the allowance for losses on loans, valuations and impairments of securities and the accounting for income taxes to be critical accounting policies.

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

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The Company may also evaluate securities for OTTI more frequently when economic or market concerns warrant additional evaluations.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

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

	Three Months Ended March 31,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$751,910	$9,945	5.36%	$786,877	$12,788	6.54%
Securities (2)	244,224	3,043	4.98	238,942	3,079	5.10
Other interest-earning assets (3)	33,492	243	2.94	46,454	447	3.87
Total interest-earning assets	1,029,626	13,231	5.21	1,072,273	16,314	6.12

Non-interest earning assets	84,881			89,627
Total assets	$1,114,507			$1,161,900

Interest-bearing liabilities:
Deposits:
Checking accounts	$111,664	92	0.33	$103,685	188	0.73
Money market accounts	161,770	332	0.83	181,692	1,253	2.77
Savings accounts	116,620	102	0.35	125,020	180	0.58
Certificates of deposit	369,580	2,570	2.82	386,038	4,067	4.24
Total deposits	759,634	3,096	1.65	796,435	5,688	2.87

Borrowed money:
Other short-term borrowings (4)	17,458	33	0.77	17,478	114	2.62
FHLB borrowings (5)(6)	147,231	927	2.52	137,689	1,947	5.59
Total borrowed money	164,689	960	2.33	155,167	2,061	5.25
Total interest-earning liabilities	924,323	4,056	1.78	951,602	7,749	3.28
Non-interest bearing deposits	63,849			62,025
Non-interest bearing liabilities	13,888			16,027
Total liabilities	1,002,060			1,029,654
Shareholders’ equity	112,447			132,246
Total liabilities and shareholders’ equity	$1,114,507			$1,161,900
Net interest-earning assets	$105,303			$120,671
Net interest income / interest rate spread		$9,175	3.43%		$8,565	2.84%
Net interest margin			3.61%			3.21%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.39%			112.68%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank (FHLB) stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased and repurchase agreements (Repo Sweeps).
(5)
The 2009 period includes an average of $147.4 million of contractual FHLB borrowings reduced by an average of $142,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $72,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money by 18 basis points to 2.33%.

(6)
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

	Three Months Ended March 31,
	2009 compared to 2008
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(2,381)	$(568)	$106	$(2,843)
Securities	(102)	68	(2)	(36)
Other interest-earning assets	(110)	(125)	31	(204)
Total net change in income on interest- earning assets	(2,593)	(625)	135	(3,083)
Interest-bearing liabilities:
Deposits:
Checking accounts	(102)	14	(8)	(96)
Money market accounts	(881)	(137)	97	(921)
Savings accounts	(71)	(12)	5	(78)
Certificates of deposit	(1,383)	(173)	59	(1,497)
Total deposits	(2,437)	(308)	153	(2,592)
Borrowed money:
Other short-term borrowings	(81)	–	–	(81)
FHLB borrowings	(1,080)	135	(75)	(1,020)
Total borrowed money	(1,161)	135	(75)	(1,101)
Total net change in expense on interest- bearing liabilities	(3,598)	(173)	78	(3,693)
Net change in net interest income	$1,005	$(452)	$57	$610

Analysis of Statements of Income

Net Interest Margin.  The Company’s net interest margin for the three months ended March 31, 2009 increased 40 basis points to 3.61% from 3.21% for the comparable 2008 period.  The Company was able to expand its margin through a decrease in the cost of the Company’s interest-bearing deposits and its borrowed money for the 2009 period.  In addition, interest expense was favorably impacted by the decrease in the amount of interest expense related to the amortization of the deferred premium on the early extinguishment of Federal Home Loan Bank (FHLB) debt.

Interest Income.  The Company’s interest income decreased 18.9% to $13.2 million for first quarter of 2009 from $16.3 million for the comparable 2008 period.  The weighted-average yield on the Company’s interest-earning assets for the 2009 period decreased 91 basis points to 5.21% from 6.12% for the comparable 2008 period.  The decrease was primarily due to the repricing of variable rate loans due to lower interest rates earned on the Bank’s loans receivable coupled with a $35.0 million, or 4.4%, decrease in the average balance of loans receivable.  In addition, the average balance of other interest-earning assets decreased $13.0 million, or 27.9%, during the first quarter of 2009 when compared to the first quarter of 2008.  The Company utilized excess funds to repay FHLB borrowings during 2009.

Interest Expense.  The Company’s interest expense decreased 47.7% to $4.1 million for the first quarter of 2009 compared to $7.7 million for the first quarter of 2008 due to a 150 basis point decrease in its cost of funds for the 2009 period when compared with the 2008 period.

Interest expense on interest-bearing deposits decreased 45.6% to $3.1 million for the first quarter of 2009 compared to $5.7 million for the 2008 period which represents a 122 basis point decrease as a result of lower market interest rates experienced in 2009.

Interest expense on borrowed money decreased 53.4% to $960,000 for the first quarter of 2009 compared to $2.1 million for the 2008 period representing a decrease of 292 basis points.  The decrease was primarily the result of downward repricing of borrowed money due to lower market interest rates.  In addition, the amortization of the deferred premium on the Company’s Federal Home Loan Bank (FHLB) debt that is included in the Company’s total interest expense on borrowings decreased to $72,000 for the first quarter of 2009 from $527,000 for the comparable 2008 period.  The premium amortization adversely impacted the Company’s net interest margin by three basis points and 20 basis points, respectively, for the first quarter of 2009 and the first quarter of 2008.  The remaining premium amortization totaling $102,000 will be fully recognized as of December 31, 2009.  Interest expense on borrowings is detailed in the table below for the periods indicated.

	Three Months Ended		Change from March 31, 2008
	March 31,	March 31,	to March 31, 2009
	2009	2008	$	%
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$33	$114	$(81)	(71.1)%
Interest expense on FHLB borrowings at contractual rates	855	1,420	(565)	(39.8)
Amortization of deferred premium	72	527	(455)	(86.3)
Total interest expense on borrowings	$960	$2,061	$(1,101)	(53.4)

Provision for losses on loans.  The Company’s provision for losses on loans was $624,000 for the three months ended March 31, 2009 compared to $742,000 for the 2008 period.  For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest income.  The Company’s non-interest income for the first quarter of 2009 increased 16.8% to $3.0 million from $2.5 million for the 2008 period.  The following table identifies the changes in non-interest income for the periods presented:

	Quarters Ended
	March 31, 2009	March 31, 2008	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,299	$1,439	$(140)	(9.7)%
Card-based fees	388	380	8	2.1
Commission income	71	58	13	22.4
Subtotal fee based revenues	1,758	1,877	(119)	(6.3)
Income from bank-owned life insurance	178	409	(231)	(56.5)
Other income	295	172	123	71.5
Subtotal	2,231	2,458	(227)	(9.2)
Security gains, net	720	69	651	NM
Total non-interest income	$2,951	$2,527	424	16.8%

The Company’s service charges and other fees decreased during the 2009 period from the comparable 2008 period due to reduced volumes of non-sufficient funds transactions.  Income from bank-owned life insurance decreased due to the policy’s lower interest crediting rate resulting from the reduction in general market interest rates.  Other income increased during the first quarter of 2009 related to certain of the Company’s viatical investments.  For information related to net security gains, see “Changes in Financial Condition – Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest expense.  Non-interest expense for the first quarter of 2009 increased 17.2% to $9.4 million from $8.0 million for the 2008 period.  The following table identifies the changes in non-interest expense for the periods presented:

	Quarters Ended
	March 31, 2009	March 31, 2008	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$4,256	$3,719	$537	14.4%
Retirement and stock related compensation	610	286	324	113.3
Medical and life benefits	290	300	(10)	(3.3)
Other employee benefits	19	31	(12)	(38.7)
Subtotal compensation and employee benefits	5,175	4,336	839	19.4
Net occupancy expense	897	833	64	7.7
Furniture and equipment expense	535	551	(16)	(2.9)
Data processing	419	458	(39)	(8.5)
FDIC insurance premiums	304	40	264	NM
Professional fees	350	274	76	27.7
Marketing	198	208	(10)	(4.8)
Other general and administrative expense	1,550	1,345	205	15.2
Total non-interest expense	$9,428	$8,045	$1,383	17.2%

Compensation and mandatory benefits expense increased during the first quarter of 2009 due to the hiring of additional employees including experienced Business Banking Relationship Managers and managers in loan operations and retail branches since the first quarter of 2008.  At March 31, 2009, the Company’s full-time equivalent employees increased to 324 from 297 at March 31, 2008.  Retirement and stock related compensation during the first quarter of 2009 included an increase of $217,000 in ESOP expense mainly from the release of 83,000 shares in the first quarter of 2009 compared to only 7,800 shares released during the first quarter of 2008.  The increase in the number of ESOP shares released was due to the repayment of the ESOP loan in full during the first quarter of 2009.

As previously discussed in “Recent Market Developments” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the industry-wide increase in rates effective January 1, 2009 caused FDIC insurance premiums to increase to $304,000 during the first quarter of 2009 from $40,000 during the 2008 period.  Professional fees also increased during the first quarter of 2009 due to increased legal fees related to recent regulatory changes, supervisory exams and consulting fees for the Company’s new performance management program.  Other general and administrative expenses increased to $1.6 million from $1.3 million primarily due to increased loan collection expense.

The Company’s efficiency ratio was 77.8% and 72.5%, respectively, for the first quarter 2009 and 2008.  The efficiency ratio for the first quarter of 2009 was positively affected by gains on the sales of available-for-sale securities.  The Company’s core efficiency ratio was 82.1% and 69.7%, respectively, for the same periods.  The core efficiency ratio was negatively affected by increased non-interest expense as discussed above.  The Company’s efficiency and core efficiency ratios are presented in the following table for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Efficiency Ratio:
Non-interest expense	$9,428	$8,045
Net interest income plus non-interest income	$12,126	$11,092
Efficiency ratio	77.8%	72.5%

Core Efficiency Ratio:
Non-interest expense	$9,428	$8,045

Net interest income plus non-interest income	$12,126	$11,092
Adjustments:
Net realized gains on sales of securities available-for-sale	(720)	(69)
Net realized gains on sales of other assets	–	–
Amortization of deferred premium on the early extinguishment of debt	72	527
Net interest income plus non-interest income – as adjusted	$11,478	$11,550
Core efficiency ratio	82.1%	69.7%

Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and operating efficiency.  The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of non-interest income and net interest income.  Many financial institutions, in calculating the efficiency ratio, adjust non-interest income (as calculated under GAAP) to exclude certain component elements, such as gains or losses on sales of securities and assets.  Management follows this practice to calculate its core efficiency ratio and utilizes this non-GAAP measure in its analysis of the Company’s performance.  The core efficiency ratio is different from the GAAP-based efficiency ratio.  The GAAP-based measure is calculated using non-interest expense, net interest income and non-interest income as presented in the condensed consolidated statements of operations.

The Company’s core efficiency ratio is calculated as non-interest expense divided by the sum of net interest income, excluding the Premium Amortization, and non-interest income, adjusted for gains or losses on the sale of securities and other assets and other-than-temporary impairments.  Management believes that the core efficiency ratio enhances investors’ understanding of its business and performance.  The measure is also believed to be useful in understanding the Company’s performance trends and to facilitate comparisons with the performance of others in the financial services industry.  Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of the Company’s financial performance, and better reflects the Company’s core operating activities.

The risks associated with utilizing operating measures (such as the efficiency ratio) are that various persons might disagree as to the appropriateness of items included or excluded in these measures and that other companies might calculate these measures differently.  Management of the Company compensates for these limitations by providing detailed reconciliations between GAAP information and its core efficiency ratio as noted above; however, these disclosures should not be considered an alternative to GAAP.

Income Tax Expense.  The Company’s income tax expense totaled $613,000 for the first quarter of 2009 compared to $526,000 for the comparable 2008 period reflecting an increase in the effective tax rate to 29.6% for the first quarter of 2009 from 22.8% for the comparable 2008 period.  The increase in the effective tax rate was primarily due to the reduction in the permanent differences related to a decrease in income from bank-owned life insurance during the first quarter of 2009 when compared to 2008 combined with a reduction in available tax credits during the first quarter of 2009.

Changes in Financial Condition

Securities. The Company manages the size and composition of its securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines and to meet pledging and liquidity requirements.

The amortized cost of the Company’s securities available-for-sale and their fair values were as follows at the dates indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At March 31, 2009:
Government sponsored entity (GSE) securities	$76,150	$75,888	$2,676	$–	$78,564
Mortgage-backed securities	10,568	10,460	282	–	10,742
Collateralized mortgage obligations	73,620	71,942	1,101	(2,400)	70,643
Commercial mortgage-backed securities	42,744	42,145	468	(1,545)	41,068
Pooled trust preferred securities	30,782	27,522	–	(6,562)	20,960
Equity securities	5,837	–	103	–	103
	$239,701	$227,957	$4,630	$(10,507)	$222,080

At December 31, 2008:
Government sponsored entity (GSE) securities	$98,400	$97,987	$4,358	$–	$102,345
Mortgage-backed securities	10,881	10,774	83	(1)	10,856
Collateralized mortgage obligations	78,276	76,506	919	(1,882)	75,543
Commercial mortgage-backed securities	40,511	39,669	203	(1,479)	38,393
Pooled trust preferred securities	30,966	27,668	–	(3,535)	24,133
Equity securities	5,837	–	–	–	–
	$264,871	$252,604	$5,563	$(6,897)	$251,270

Securities available-for-sale totaled $222.1 million at March 31, 2009 compared to $251.3 million at December 31, 2008.  The Company sold $9.2 million of GSE securities with a weighted average maturity of 2.3 years realizing a net gain on the sale of $720,000 during the first quarter of 2009.  The proceeds from the sales and from $20.9 million of maturities and paydowns of GSE securities were used to repay overnight and maturing FHLB borrowings during the first quarter of 2009.

The collateralized mortgage obligation portfolio is comprised of 97% AAA-rated securities mainly backed by conventional residential mortgages, with 15-year, fixed-rate, prime loans originated prior to 2005, low historical delinquencies, weighted-average credit scores in excess of 725 and loan-to-

values under 50%.  The underlying collateral of the collateralized mortgage obligation portfolio had a weighted-average 90-day delinquency ratio of 0.34% at March 31, 2009.

The commercial mortgage-backed securities portfolio consists mainly of short-term, senior (A2 and A3) tranches of seasoned issues with extensive subordination and limited balloon risk.  All bonds are rated AAA.  The majority of the tranches owned can withstand 100% default rates at 50% severities with no risk to principal.  The weighted-average debt service coverage ratio of the collateral backing this portfolio, excluding 100% defeased tranches, was 1.70x at March 31, 2009.  The weighted-average loan-to-value of the collateral backing this portfolio, excluding 100% defeased tranches, was 65% at March 31, 2009.

The Company’s pooled trust preferred securities are all “Super Senior” and backed by senior securities issued mainly by bank and thrift holding companies.  Internally and externally produced analysis suggests immediate default rates in excess of 40% on currently performing collateral are necessary before contractual cash flows of principal and interest would not be received by maturity.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the super senior tranches.

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if OTTI exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than book value, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  If management determines that an investment experienced an OTTI, the loss is recognized in the income statement as a realized loss.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

At March 31, 2009, the Company’s securities available-for-sale with an unrealized loss position was in management’s belief primarily due to differences in market interest rates coupled with an illiquid fixed-income market.  Management does not believe any of these securities are other-than-temporarily impaired.  At March 31, 2009, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

At March 31, 2009 and December 31, 2008, the Company had held-to-maturity securities with an amortized cost of $6.9 million invested in state and municipal securities.  The securities had $182,000 and $161,000, respectively, in gross unrecognized holding gains at March 31, 2009 and December 31, 2008.

Loans.  Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$69,412	9.2%	$64,021	8.5%	8.4%
Commercial real estate – owner occupied	88,379	11.7	85,565	11.4	3.3
Commercial real estate – non-owner occupied	218,329	28.9	222,048	29.6	(1.7)
Commercial real estate – multifamily	47,054	6.2	40,503	5.4	16.2
Commercial construction and land development	70,275	9.3	70,848	9.5	(0.8)
Total commercial and construction loans	493,449	65.3	482,985	64.4	2.2

Retail loans:
One-to-four family residential	198,026	26.2	203,797	27.2	(2.8)
Home equity lines of credit	59,826	7.9	58,918	7.8	1.5
Retail construction and land development	2,690	0.3	2,650	0.4	1.5
Other	2,143	0.3	1,623	0.2	32.0
Total retail loans	262,685	34.7	266,988	35.6	(1.6)

Total loans receivable, net of unearned fees	$756,134	100.0%	$749,973	100.0%	0.8%

At March 31, 2009, the Company’s net loan portfolio included $182.6 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and another $261.5 million of variable-rate loans tied to other indices.

The Company’s total loans increased $6.2 million to $756.1 million at March 31, 2009 from $750.0 million at December 31, 2008 primarily due to a $5.4 million net increase in commercial and industrial loans as the Company continues to shift its focus from large dollar loans collateralized by non-owner occupied commercial real estate and commercial construction and land development to small business loans focusing on commercial and industrial, owner occupied commercial real estate and multifamily loans.

The Company has experienced increased loan production as a result of the realignment of its Business Banking team.  For the three months ended March 31, 2009, the Company originated $17.4 million of commercial loans, which included $5.2 million of commercial and industrial loans, $2.4 million of owner occupied commercial real estate loans and $6.5 million of other commercial real estate loans.  In addition, the Company originated $2.6 million of commercial lines of credit during the same period.  This activity net of principal repayments resulted in an overall increase of $10.8 million in the Company’s commercial loan portfolio since December 31, 2008.  At March 31, 2009, the Company had $14.4 million in the approved but not yet closed commercial loan pipeline which includes $3.9 million of commercial and industrial lines of credit, $5.9 million of non-owner occupied commercial real estate loans and $2.9 million of owner-occupied commercial real estate loans and lines of credit.

The Bank has also invested, on a participating basis, in loans originated by other lenders and loan syndications.  The Bank has historically invested in these types of loans to supplement the direct origination of its commercial and construction loan portfolio.  Based on the Bank’s recent experience with marginal pricing, increased credit risk and decreasing collateral values in this segment, it is attempting to reduce its exposure on these types of loans and has not been involved in investing in any new participations or syndications since 2007.  The Company had participations and syndication loans outstanding at March 31, 2009 totaling $30.3 million in construction and land development loans, $28.5 million in loans secured by commercial real estate and $769,000 in commercial and industrial loans.  The Bank’s total participations and syndications by state are presented in the table below for the dates indicated.

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$24,659	41.4%	$25,012	41.3%	(1.4)%
Indiana	13,458	22.6	13,474	22.3	(0.1)
Ohio	9,624	16.1	9,734	16.1	(1.1)
Florida	6,388	10.7	6,590	10.9	(3.1)
Colorado	2,880	4.8	3,103	5.1	(7.2)
Texas	1,464	2.5	1,473	2.4	(0.6)
New York	1,119	1.9	1,150	1.9	(2.6)
Total participations and syndications	$59,592	100.0%	$60,536	100.0%	(1.6)%

Allowance for Losses on Loans.  The Company maintains the allowance for losses on loans at a level that management believes is sufficient to absorb credit losses inherent in the loan portfolio.  The allowance for losses on loans represents management’s estimate of inherent losses existing in the loan portfolio that are both probable and reasonable to estimate at each balance sheet date and is based on its review of available and relevant information.  While management believes that at March 31, 2009 the allowance for losses on loans was adequate, it is possible that further deterioration in the economy, devaluations of collateral held or requirements from regulatory agencies may require future provisions to the allowance.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$15,558	$8,026
Loan charge-offs	(723)	(458)
Recoveries of loans previously charged-off	13	37
Net loan (charge-offs) recoveries	(710)	(421)
Provision for losses on loans	624	742
Balance at end of period	$15,472	$8,347

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Allowance for losses on loans	$15,472	$15,558
Total loans receivable, net of unearned fees	756,134	749,973
Allowance for losses on loans to total loans	2.05%	2.07%
Allowance for losses on loans to non-performing loans	27.96	28.44

The Company’s allowance for losses on loans was relatively stable at $15.5 million at March 31, 2009 compared to $15.6 million at December 31, 2008.  The allowance for losses on loans to total loans was also relatively stable at 2.05% at March 31, 2009 and 2.07% at December 31, 2008.  Net charge-offs included partial charge-offs of $614,000 on certain commercial loan relationships totaling $4.5 million.

When management evaluates a non-performing collateral dependent loan and identifies a collateral shortfall, management will charge-off the collateral shortfall.  As a result, the Company is not required to maintain an allowance for losses on loans on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for losses on loans to total loans, the reserve ratio, and the ratio of the allowance for losses on loans to non-performing loans, the coverage ratio, have been affected by partial charge-offs of $14.6 million on $25.6 million of collateral dependent non-performing loans through March 31, 2009 and impairment reserves totaling $6.0 million on other non-performing loans at March 31, 2009.

The following table identifies the Company’s impaired loans and non-accrual loans as of the dates presented.  See the “Non-performing Assets” section in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the detailed classification of the Company’s total non-accrual loans.  During the first quarter of 2009, the Company identified as impaired a construction and land development loan relationship totaling $1.3 million.  This impaired relationship did not require an impairment reserve at March 31, 2009.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$18,690	$20,219
With no valuation reserve required	29,684	27,259
Total impaired loans	48,374	47,478
Other non-accrual loans	6,956	7,223
Total non-accrual loans	$55,330	$54,701
Valuation reserve relating to impaired loans	$6,006	$5,930
Average outstanding impaired loans	47,787	32,676

Non-performing Assets.  The following table provides information relating to the Company’s non-performing assets at the dates presented.  Loans are placed on non-accrual status when, in management’s judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial and industrial	$2,520	$2,551
Commercial real estate – owner occupied	4,082	4,141
Commercial real estate – non-owner occupied	22,634	22,337
Commercial real estate – multifamily	333	342
Commercial construction and land development	20,548	20,428
Total commercial loans	50,117	49,799

Retail loans:
One-to-four family residential	3,189	3,048
Home equity lines of credit	1,738	1,570
Retail construction and land development	279	279
Other	7	5
Total retail loans	5,213	4,902
Total non-accruing loans	55,330	54,701
Other real estate owned, net	3,299	3,242
Total non-performing assets	58,629	57,943
90 days past due and still accruing interest	52	605
Total non-performing assets plus 90 days past due loans still accruing interest	$58,681	$58,548
Non-performing assets to total assets	5.27%	5.16%
Non-performing loans to total loans	7.32%	7.29%

  The Company’s non-performing loans were relatively stable at $55.3 million at March 31, 2009 compared to $54.7 million at December 31, 2008.  The Company’s loans past due ninety days or more and still accruing interest decreased $553,000 as a commercial construction and land development loan at December 31, 2008 was placed into non-accrual during the first quarter of 2009 and one commercial construction and land development loan was transferred into this category at March 31, 2009.

The table below provides the detail for the Company’s non-accrual syndications and purchased participations by state as of the dates indicated.

	March 31, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Illinois	$12,059	$12,261	(1.6)%
Indiana	5,352	5,423	(1.3)
Florida	3,278	3,643	(10.0)
Total non-performing syndications and purchased participations	$20,689	$21,327	(3.0)
Percentage to total non-performing loans	37.4%	39.0%
Percentage to total syndications and purchased participations	34.7	35.2

Potential Problem Assets.  The Company’s potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to the Company’s internal loan grading system that do not meet the definition of a non-performing loan, totaled $10.7 million at March 31, 2009 and $6.1 million at December 31, 2008.  The increase from December 31, 2008 was a result of management classifying one multifamily commercial real estate loan totaling $5.1 million as substandard during the first quarter of 2009.

Deposits and Borrowed Money.  The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered by the Bank at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$63,020	7.3%	$64,809	7.9%	(2.8)%
Interest-bearing	139,463	16.1	105,758	12.8	31.9
Money market accounts	172,602	20.0	163,205	19.8	5.8
Savings accounts	118,249	13.7	114,633	13.9	3.2
Core deposits	493,334	57.1	448,405	54.4	10.0
Certificates of deposit:
Less than $100,000	251,038	29.1	253,989	30.8	(1.2)
$100,000 or greater	119,512	13.8	121,703	14.8	(1.8)
Time deposits	370,550	42.9	375,692	45.6	(1.4)
Total deposits	$863,884	100.0%	$824,097	100.0%	4.8

Deposits increased 4.8% to $863.9 million at March 31, 2009 from $824.1 million at December 31, 2008.  The increase was primarily a result of a $32.7 million increase in municipal deposits.  Tightening liquidity in the financial services sector has increased interest rates paid on certificates of deposit and money market accounts and made balances in these types of accounts more vulnerable to above market rates paid by institutions facing liquidity issues.  The Company continues to be disciplined in pricing these deposits.

The Company offers specific deposit agreements to local municipalities and other public entities.  The following table identifies the dollar amount of municipal deposits in each deposit category for the dates indicated.

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$273	0.3%	$1,325	2.2%	(79.4)%
Interest-bearing	40,747	44.6	9,688	16.5	320.6
Money market accounts	36,813	40.3	28,208	48.1	30.5
Core deposits	77,833	85.2	39,221	66.8	98.4
Certificates of deposit	13,567	14.8	19,465	33.2	(30.3)
Total municipal deposits	$91,400	100.0%	$58,686	100.0%	55.7%

During the first quarter of 2009, local municipalities received real estate tax funds which was the primary reason for the increase in interest-bearing and money market deposit accounts above.

In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in securities owned by the Bank.  The swept funds are not recorded as deposits by the Bank and instead are classified as other short-term borrowings which generally provide a lower-cost funding alternative for the Company as compared to FHLB advances.  At March 31, 2009, the Company had $10.1 million in Repo Sweeps.  The Repo Sweeps are included in the below table and are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings.  The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

The Company’s borrowed money consisted of the following at the dates indicated:

	March 31, 2009		December 31, 2008
	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	0.80%	$10,117	0.82%	$17,512
Overnight federal funds purchased	–	–	0.45	10,800
Secured borrowings from FHLB – Indianapolis:
Maturing in 2009 – variable-rate	–	–	0.65	30,000
Maturing in 2009 – fixed-rate	2.08	74,000	2.14	74,000
Maturing in 2010 – fixed-rate	3.22	15,000	3.22	15,000
Maturing in 2011 – fixed-rate	3.75	15,000	3.75	15,000
Maturing in 2014 – fixed-rate (1)	6.71	1,146	6.71	1,146
Maturing in 2018 – fixed-rate (1)	5.54	2,647	5.54	2,647
Maturing in 2019 – fixed-rate (1)	6.31	6,962	6.30	7,007
		114,755		144,800
Less: deferred premium on early extinguishment of debt		(102)		(175)
Net FHLB – Indianapolis borrowings		114,653		144,625
Total borrowed money		$124,770		$172,937
Weighted-average contractual interest rate	2.66%		2.13%

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

During the first quarter of 2009, the Company de-leveraged its balance sheet by repaying overnight federal funds purchased and maturing short-term FHLB borrowings through proceeds received on the sale, maturity and pay down of securities available-for-sale.

At March 31, 2009, the Bank had a line of credit with a maximum of $15.0 million in unsecured overnight federal funds at the federal funds market rate at the time of any borrowing.  At March 31, 2009, the Bank did not have an outstanding balance on this line.  Prior to March 5, 2009, the Bank had an additional line of credit with a maximum of $15.0 million in unsecured overnight federal funds.  This line was discontinued at the corresponding bank’s discretion.  The maximum amount borrowed during the first quarter of 2009 pursuant to these lines was $21.8 million and the weighted-average rate paid during the quarter was 0.54%.  During the first quarter of 2009, the Bank received approval to borrow from the Federal Reserve Bank.

Capital Resources.  The Company’s shareholders’ equity at March 31, 2009 was $110.8 million compared to $111.8 million at December 31, 2008.  The decrease was primarily due to a decrease in accumulated other comprehensive income of $2.9 million.  Partially offsetting this decrease, the Company realized net income of $1.5 million and a decrease in its unallocated common stock held by the ESOP when the ESOP loan was repaid during the first quarter of 2009 thus releasing the remaining unallocated shares in the ESOP.

Pursuant to the Company’s informal regulatory agreement with the OTS, the Company is prohibited from repurchasing shares without prior approval from the OTS.  The Company did not repurchase any of its common stock during the first quarter of 2009.  In March of 2008, the Company announced a new share repurchase plan for an additional 530,000 shares.  At March 31, 2009, the Company had 448,612 shares remaining to be repurchased under this plan.  Since its initial public offering, the Company has repurchased an aggregate of 14,054,160 shares of its common stock at an average price of $12.23 per share.  For additional information, see “Part II. Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.”

At March 31, 2009, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the Office of Thrift Supervision (OTS).  The current requirements and the Bank’s actual levels at March 31, 2009 and at December 31, 2008 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2009:
Total capital to risk-weighted assets	$113,479	13.34%	$68,039	>8.00%	$85,049	>10.00%
Tier 1 (core) capital to risk-weighted assets	102,788	12.09	34,020	>4.00	51,029	>6.00
Tier 1 (core) capital to adjusted total assets	102,788	9.25	44,462	>4.00	55,578	>5.00
Tangible capital to adjusted total assets	102,788	9.25	16,673	>1.50	22,231	>2.00

As of December 31, 2008:
Total capital to risk-weighted assets	$111,941	13.21%	$67,777	>8.00%	$84,722	>10.00%
Tier 1 (core) capital to risk-weighted assets	101,289	11.96	33,889	>4.00	50,833	>6.00
Tier 1 (core) capital to adjusted total assets	101,289	9.07	44,683	>4.00	55,854	>5.00
Tangible capital to adjusted total assets	101,289	9.07	16,756	>1.50	22,341	>2.00

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities.  The Company’s primary sources of funds have been:

•	deposits and Repo Sweeps;
•	scheduled payments of amortizing loans and mortgage-backed securities;
•	prepayments and maturities of outstanding loans and mortgage-backed securities;
•	maturities of investment securities and other short-term investments;
•	funds provided from operations;
•	federal funds line of credit; and
•	borrowings from the FHLB and Federal Reserve Bank.

Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings.

The Company classifies the majority of its securities as available-for-sale to maintain significant liquidity.  The securities portfolio, federal funds sold and cash and cash equivalents serve as primary sources of liquidity for the Bank.  At March 31, 2009, the Company had cash and cash equivalents of $32.1 million which increased from $19.1 million at December 31, 2008.  The increase was mainly the result of increases in the balance of deposit accounts, primarily municipal deposits, totaling $39.8 million and proceeds from sales, maturities and paydowns of securities aggregating $30.8 million.  The above cash inflows were partially offset by the repayment of FHLB borrowings totaling $30.0 million, the repayment of short-term borrowings totaling $18.2 million and net loan fundings and principal payments received of $7.1 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio.  The Company anticipates that it will continue to have sufficient funds to meet its current commitments.  The Bank was notified that one of its $15.0 million unsecured overnight federal funds line of credit was discontinued on March 5, 2009 at the corresponding bank’s discretion.  The Bank subsequently replaced the line of credit by obtaining approval to borrow from the Federal Reserve Bank.  The Bank can borrow up to the amount of collateral pledged to the Federal Reserve Bank.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to shareholders and stock repurchases.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  Pursuant to informal regulatory agreements entered into by the Company and the Bank with the OTS, the Company and the Bank are prohibited from paying dividends, distributing capital or repurchasing their common stock without prior approval from the OTS.  At March 31, 2009, the parent company had $7.0 million in cash and cash equivalents.  Management does not anticipate that these restrictions will have a material adverse impact on the Company or the Bank’s liquidity in the short-term.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of March 31, 2009:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB borrowings (1)	$89,293	$15,651	$745	$9,066	$114,755
Short-term borrowings (2)	10,117	–	–	–	10,117
Operating leases	577	706	387	2,212	3,882
Dividends payable on common stock	109	–	–	–	109
	$100,096	$16,357	$1,132	$11,278	$128,863

(1)	Does not include interest expense at the weighted-average contractual rate of 2.83% for the periods presented.
(2)	Does not include interest expense at the weighted-average contractual rate of 0.80% for the periods presented.

See the “Deposits and Borrowed Money” section for further discussion surrounding the Company’s FHLB borrowings.  The Company’s operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment.  Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices.

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less.  These deposits total $312.7 million at March 31, 2009.  Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

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

The following table details the amounts and expected maturities of significant commitments at March 31, 2009:

	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$5,530	$5	$68	$150	$5,753
Commercial real estate – non-owner occupied	6,084	9	―	8	6,101
Commercial real estate – owner occupied	2,911	―	―	―	2,911
Commercial real estate – multifamily	1,046	―	―	―	1,046
Commercial construction and land development	1,791	―	199	―	1,990
Retail	1,863	―	―	―	1,863
Commitments to fund unused construction loans	15,400	1,006	―	123	16,529
Commitments to fund unused lines of credit	38,681	6,694	―	45,464	90,839
Letters of credit	8,236	101	199	3,439	11,975
Credit enhancements	21,628	203	―	5,048	26,879
	$103,170	$8,018	$466	$54,232	$165,886

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  Letters of credit expire at various times through 2018.  Credit enhancements expire at various times through 2018.

The Company also has commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act.  These commitments include $704,000 to be funded over five years.  The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.  These commitments are not included in the commitment table above.

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

The following table presents, as of December 31, 2008 and 2007, an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.  Information as of March 31, 2009 was not available prior to the filing of this Form 10-Q.

	Net Portfolio Value
	At December 31, 2008			At December 31, 2007
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$164,766	$9,082	5.8%	$148,908	$(18,532)	(11.1)%
+200	163,073	7,389	4.7	158,403	(9,037)	(5.4)
+100	160,467	4,783	3.1	166,898	(542)	(0.3)
0	155,684	–	–	167,440	–	–
-100	142,862	(12,822)	(8.2)	178,059	10,619	6.3
-200	124,618	(31,006)	(20.0)	180,955	13,515	8.1

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

	Percentage of Deposits Maturing In First Year
	March 31, 2009	December 31, 2008
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at March 31, 2009 and December 31, 2008, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	March 31, 2009	December 31, 2008
Assumed Change in Interest Rates (Basis Points):
+300	(5.6)%	(3.3)%
+200	(3.4)	(1.8)
+100	(1.8)	(0.7)
-100	5.3	1.2
-200	8.8	1.6

The earnings-at-risk analysis suggests the Bank is subject to higher IRR in a rising rate environment than in a falling rate environment.  The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to fall 5.6% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to increase 8.8% in year one.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies.  The Bank currently plans on continuing to reduce its exposure to rising interest rates by reducing the duration of new securities purchases, purchasing floating-rate securities, and/or replacing floating-rate borrowings with fixed-rate borrowings.    On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At March 31, 2009, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.                      Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II.                      OTHER INFORMATION

Item 1.                       Legal Proceedings

           Information regarding legal proceedings appears in “Legal Proceedings” of Part 1 – Item 3 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes to the disclosures.

Item 1A.                    Risk Factors

The following risk factor represents changes and additions to, and should be read in conjunction with “Item 1A.  Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Unexpected losses in future reporting periods may require us to establish a valuation allowance against our deferred tax assets.

We evaluate our deferred tax assets for recoverability based on all available evidence.  This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results.  We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion of all of the deferred tax assets will not be realized.  In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period.  Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets.  The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under the tax law.  Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods.  Such a charge could have a material adverse effect on our results of operations, financial condition and capital position.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(a)           Not applicable.

(b)           Not applicable.

(c)
The Company did not repurchase any shares of its common stock during the quarter ended March 31, 2009 or during April 2009.  Under its repurchase plan publicly announced on March 20, 2008 for 530,000 shares, the Company has 448,612 shares that may yet be purchased.  The Company is currently prohibited from repurchasing its common stock without prior approval pursuant to an informal regulatory agreement with the OTS.

Item 3.                Defaults Upon Senior Securities

(a)           None.

(b)           Not applicable.

Item 4.                Submission of Matters to a Vote of Security Holders

(a)           Not applicable.

(b)           Not applicable.

(c)           Not applicable.

(d)           Not applicable.

Item 5.                Other Information

Omnibus Equity Incentive Plan

On January 26, 2009, the Compensation Committee of the Board of Directors granted awards under the Company’s 2008 Omnibus Equity Incentive Plan to the following named executive officers as identified in its Proxy Statement dated March 16, 2009 who are currently employed by the Company as set forth in the following table.  The performance-based awards are subject to the achievement of “core” diluted earnings per share targets of the Company for the year ended December 31, 2009.

Name	Maximum Number of Performance-based Shares	Number of Service-based Shares
Daryl D. Pomranke	9,486	4,800
Charles V. Cole	6,828	2,000
Dale S. Clapp	6,186	2,000
Daniel J. Zimmer	4,638	2,000

2009 Performance-based Cash Incentive Plan

The Compensation Committee of the Board of Directors approved a Performance-based Cash Incentive Plan (Cash Incentive Plan) for key employees including the Company’s named executive officers (NEOs).  The Cash Incentive Plan provides an opportunity for key employees to earn a cash bonus for 2009 based on the achievement of corporate, business unit, and/or individual performance objectives at threshold, target or maximum levels, as established by the Compensation Committee.  The performance targets for the NEOs are identified in the table below:

Name	Targeted Incentive as a Percentage of Base Salary	Performance Objective	Weighted Percentage
Thomas F. Prisby	45.0%	Reduction in Non-performing assets “Core” diluted earnings per share Core Deposit Growth Commercial Loan Originations	50.0 25.0 15.0 10.0%
Daryl D. Pomranke	30.0	Reduction in Non-performing assets “Core” diluted earnings per share Core Deposit Growth Commercial Loan Originations	50.0 25.0 15.0 10.0
Charles V. Cole	27.5	“Core” diluted earnings per share Individual Performance Objectives	75.0 25.0
Dale S. Clapp	27.5	“Core” diluted earnings per share Business Unit Performance Objectives	50.0 50.0
Daniel J. Zimmer	25.0	“Core” diluted earnings per share Reduction in Non-performing assets Individual Performance Objectives	60.0 22.5 17.5

The potential future payouts to the Company’s NEOs under the Cash Incentive Plan assuming the above performance targets are achieved with the maximum payout for “core” diluted earnings per share being 150% of target and the maximum for all other goals being 100% of target are as follows:

Name	Threshold	Target	Maximum
Thomas F. Prisby	$65,981	$175,950	$219,938
Daryl D. Pomranke	27,444	73,184	91,479
Charles V. Cole	9,877	52,679	72,433
Dale S. Clapp	11,454	47,727	59,659
Daniel J. Zimmer	6,619	35,779	49,196

If the employee achieves the applicable performance objectives, the cash bonus earned is expected to be paid in February 2010.  In addition, to receive a bonus, the employee must be employed by CFS Bancorp, Inc. or Citizens Financial Bank, or a successor or assign, on the date the cash bonus is paid.

2009 Service Retention Program

In the first quarter of 2009, the Compensation Committee of the Board of Directors approved a cash-based Service Retention Program for 2009 for key employees including the Company’s NEOs.  The awards will vest and be paid equally over a four year period beginning May 1, 2009 and thereafter on May 1, 2010, 2011 and 2012, so long as the employee is employed by the Bank on the applicable vesting date.  The awards for the NEOs are as follows:

Name	Award
Thomas F. Prisby (1)	$154,400
Daryl D. Pomranke	74,000
Charles V. Cole	41,000
Dale S. Clapp	27,000
Daniel J. Zimmer	24,881

(1)	Award includes $23,400 approved by the Compensation Committee in lieu of a service-based restricted stock grant for Mr. Prisby in January 2009.

The Hay Group, Inc., reviewed Mr. Prisby's compensation program for 2009.  Based in part upon the review by the Hay Group, Inc., the Compensation Committee determined the program to be reasonable within the industry and the Company’s executive compensation objectives.

The Hay Group, Inc. has been engaged by the Company’s Compensation Committee to provide broad consulting services regarding executive level compensation programs.

Item 6.                 Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (4)
10.7*	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (4)
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (8)
10.10*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (9)
10.11*	Employment Agreement entered into between Citizens Financial Bank and Daryl D. Pomranke (4)
10.12*	Employment Agreement entered into between CFS Bancorp, Inc. and Daryl D. Pomranke (4)
10.13*	CFS Bancorp, Inc. 2009 Cash Incentive Program
10.14*	CFS Bancorp, Inc. 2009 Service Retention Program Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
_

31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

______
(1)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 25, 2005.
(2)	Incorporated by Reference from the Company’s Form 8-K filed on October 25, 2007.
(3)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(4)	Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(5)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 23, 2001.
(6)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003.
(7)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by Reference from the Company’s Form 8-K filed on November 16, 2007.
(9)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 17, 2008.
*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: May 4, 2009	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: May 4, 2009	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer