Form 10-Q
period 2009-07-24
CFS BANCORP INC
filed 2009-07-27
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

The Registrant had 10,763,563 shares of Common Stock issued and outstanding as of July 24, 2009.

CFS BANCORP, INC.

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	June 30, 2009	December 31, 2008
	(Unaudited)
	(Dollars in thousands)
Cash and amounts due from depository institutions	$20,553	$15,714
Interest-bearing deposits	36	3,133
Federal funds sold	234	259
Cash and cash equivalents	20,823	19,106
Securities available-for-sale, at fair value	220,324	251,270
Securities held-to-maturity, at cost	6,000	6,940
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	750,861	749,973
Allowance for losses on loans	(14,934)	(15,558)
Net loans	735,927	734,415
Interest receivable	3,902	4,325
Other real estate owned	7,371	3,242
Office properties and equipment	19,703	19,790
Investment in bank-owned life insurance	36,449	36,606
Other assets	20,236	22,217
Total assets	$1,094,679	$1,121,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$831,104	$824,097
Borrowed money	132,302	172,937
Advance payments by borrowers for taxes and insurance	6,121	4,320
Other liabilities	9,702	8,692
Total liabilities	979,229	1,010,046
Commitments and contingencies	–	–
Shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	–	–
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,764,458 and 10,674,511 shares outstanding	234	234
Additional paid-in capital	189,004	189,211
Retained earnings	83,455	81,525
Treasury stock, at cost; 12,566,255 and 12,616,572 shares	(156,296)	(155,740)
Treasury stock held in Rabbi Trust, at cost; 92,593 and 132,223 shares	(1,212)	(1,726)
Unallocated common stock held by Employee Stock Ownership Plan	–	(832)
Accumulated other comprehensive income (loss), net of tax	265	(863)
Total shareholders’ equity	115,450	111,809
Total liabilities and shareholders’ equity	$1,094,679	$1,121,855

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$9,807	$11,296	$19,752	$24,084
Securities	3,020	3,172	6,063	6,251
Other	137	564	380	1,011
Total interest income	12,964	15,032	26,195	31,346
Interest expense:
Deposits	2,749	4,554	5,845	10,242
Borrowed money	880	1,781	1,840	3,842
Total interest expense	3,629	6,335	7,685	14,084
Net interest income	9,335	8,697	18,510	17,262
Provision for losses on loans	713	7,172	1,337	7,914
Net interest income after provision for losses on loans	8,622	1,525	17,173	9,348
Non-interest income:
Service charges and other fees	1,376	1,465	2,675	2,904
Card-based fees	432	415	820	795
Commission income	70	135	141	193
Security gains (losses), net	–	(582)	720	(513)
Other asset losses, net	(6)	(3)	(6)	(3)
Income from bank-owned life insurance	156	371	334	780
Other income	97	149	392	321
Total non-interest income	2,125	1,950	5,076	4,477
Non-interest expense:
Compensation and employee benefits	5,078	4,179	10,253	8,515
Net occupancy expense	750	708	1,647	1,541
FDIC insurance premiums	963	40	1,267	80
Furniture and equipment expense	520	543	1,055	1,094
Professional fees	604	212	954	486
Data processing	420	484	839	942
Marketing	218	178	416	386
Other general and administrative expenses	1,390	1,340	2,940	2,685
Total non-interest expense	9,943	7,684	19,371	15,729
Income (loss) before income taxes	804	(4,209)	2,878	(1,904)
Income tax expense (benefit)	134	(1,914)	747	(1,388)
Net income (loss)	$670	$(2,295)	$2,131	$(516)

Per share data:
Basic earnings (loss) per share	$0.06	$(0.22)	$0.20	$(0.05)
Diluted earnings (loss) per share	0.06	(0.22)	0.20	(0.05)
Cash dividends declared per share	0.01	0.12	0.02	0.24
Weighted-average shares outstanding	10,590,591	10,290,965	10,543,475	10,339,129
Weighted-average diluted shares outstanding	10,697,387	10,553,634	10,663,333	10,605,830

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP	Accum- ulated Other Compre-hensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2008	$234	$191,162	$97,029	$(156,661)	$(3,126)	$1,776	$130,414
Net loss	–	–	(516)	–	–	–	(516)
Comprehensive loss: Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax	–	–	–	–	–	(803)	(803)
Total comprehensive loss	–	–	–	–	–	–	(1,319)
Purchase of treasury stock	–	–	–	(2,997)	–	–	(2,997)
Net distributions of Rabbi Trust shares	–	–	–	61	–	–	61
Shares earned under ESOP	–	65	–	–	156	–	221
Amortization of award under RRP	–	38	–	–	–	–	38
Forfeiture of RRP award	–	10	–	(10)	–	–	–
Unearned compensation restricted stock awards	–	(1,429)	–	1,429	–	–	–
Exercise of stock options	–	201	–	630	–	–	831
Tax benefit related to stock-based benefit plans	–	46	–	–	–	–	46
Dividends declared on common stock ($0.24 per share)	–	–	(2,519)	–	–	–	(2,519)
Balance at June 30, 2008	$234	$190,093	$93,994	$(157,548)	$(2,970)	$973	$124,776

Balance at January 1, 2009	$234	$189,211	$81,525	$(157,466)	$(832)	$(863)	$111,809
Net income	–	–	2,131	–	–	–	2,131
Comprehensive income: Change in unrealized depreciation on available-for-sale securities, net of reclassification and tax	–	–	–	–	–	1,128	1,128
Total comprehensive income	–	–	–	–	–	–	3,259
Net distributions of Rabbi Trust shares	–	(364)	–	515	–	–	151
Shares earned under ESOP	–	(401)	–	–	832	–	431
Amortization of award under RRP	–	1	–	–	–	–	1
Forfeiture of RRP award	–	906	–	(906)	–	–	–
Unearned compensation restricted stock awards	–	(349)	–	349	–	–	–
Dividends declared on common stock ($0.02 per share)	–	–	(201)	–	–	–	(201)
Balance at June 30, 2009	$234	$189,004	$83,455	$(157,508)	$–	$265	$115,450

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$2,131	$(516)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	1,337	7,914
Depreciation and amortization	781	852
Premium amortization on the early extinguishment of debt	133	976
Net discount accretion on securities available-for-sale	(786)	(575)
Impairment of securities available-for-sale	–	582
Deferred income tax expense (benefit)	149	(1,567)
Tax benefit from stock-based benefits	–	(46)
Amortization of cost of stock-based benefit plans	432	259
Proceeds from sale of loans held-for-sale	–	45
Securities gains, net	(720)	(69)
Other asset losses, net	6	3
Increase in cash surrender value of bank-owned life insurance	(334)	(780)
Decrease (increase) in other assets	1,732	(446)
Increase (decrease) in other liabilities	1,431	(6,836)
Net cash provided by (used for) operating activities	6,292	(204)
INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	9,914	1,992
Proceeds from maturities and paydowns	45,573	43,770
Purchases	(21,285)	(84,311)
Securities, held-to-maturity:
Proceeds from maturities and paydowns	940	440
Net loan fundings and principal payments received	(7,410)	60,766
Proceeds from sale of real estate owned	296	74
Proceeds from bank-owned life insurance	491	1,165
Purchases of property and equipment	(694)	(1,316)
Net cash provided by investing activities	27,825	22,580
FINANCING ACTIVITIES
Proceeds from exercise of stock options	–	831
Tax benefit from stock-based benefits	–	46
Dividends paid on common stock	(541)	(2,600)
Purchase of treasury stock	–	(2,997)
Net disposition of Rabbi Trust shares	151	61
Net increase (decrease) in deposit accounts	6,957	(14,899)
Net increase in advance payments by borrowers for taxes and insurance	1,801	2,422
(Decrease) increase in short-term borrowed money	(17,687)	1,770
Proceeds from Federal Home Loan Bank borrowed money	114,000	60,000
Repayments of Federal Home Loan Bank borrowed money	(137,081)	(85,076)
Net cash used for financing activities	(32,400)	(40,442)
Increase (decrease) in cash and cash equivalents	1,717	(18,066)
Cash and cash equivalents at beginning of period	19,106	38,909
Cash and cash equivalents at end of period	$20,823	$20,843

Supplemental disclosures:
Loans transferred to real estate owned	$4,578	$121
Cash paid for interest on deposits	5,953	10,224
Cash paid for interest on borrowed money	1,738	2,922
Cash paid for taxes	402	800

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of June 30, 2009 and for the six months ended June 30, 2009 and June 30, 2008 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows of the Company for the interim periods.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.  The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles.  The June 30, 2009 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The condensed consolidated statement of condition of the Company as of December 31, 2008 has been derived from the audited consolidated statement of condition as of that date.

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

Management has evaluated subsequent events through July 27, 2009, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

2.	Securities

The amortized cost of securities available-for-sale and their fair values are as follows:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At June 30, 2009:
Government sponsored entity (GSE) securities	$66,150	$65,964	$2,204	$–	$68,168
Mortgage-backed securities	10,223	10,118	360	–	10,478
Collateralized mortgage obligations	68,938	68,915	1,323	(1,741)	68,497
Commercial mortgage-backed securities	48,461	47,595	568	(981)	47,182
Pooled trust preferred securities	30,530	27,318	279	(1,765)	25,832
Equity securities	5,837	–	167	–	167
	$230,139	$219,910	$4,901	$(4,487)	$220,324

Securities available-for-sale totaled $220.3 million at June 30, 2009 compared to $251.3 million at December 31, 2008.  The Company sold $9.2 million of GSE securities with a weighted average maturity of 2.3 years during the first quarter of 2009.  The Company realized gross gains of $720,000 with related income tax expense of $265,000 on the sales of these securities.  The proceeds from the sales and from $20.9 million of maturities and paydowns of GSE securities were used to repay overnight and maturing FHLB borrowings during the first quarter of 2009.

The Company’s held-to-maturity securities had an amortized cost of $6.0 million at June 30, 2009 with $178,000 of gross unrealized holding gains.

Securities with unrealized losses as of June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are presented in the following tables.

	June 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$13,148	$(465)	$20,178	$(1,276)	$33,326	$(1,741)
Commercial mortgage-backed securities	24,240	(583)	2,454	(398)	26,694	(981)
Trust preferred securities	1,655	(468)	12,577	(1,297)	14,232	(1,765)
	$39,043	$(1,516)	$35,209	$(2,971)	$74,252	$(4,487)

At June 30, 2009, all of the Company’s securities available-for-sale with an unrealized loss position were in management’s belief primarily due to differences in market interest rates combined with an illiquid fixed-income market.  Management does not believe any of these securities are other-than-temporarily impaired.  At June 30, 2009, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

The amortized cost and fair value of securities at June 30, 2009, by contractual maturity, are shown in the tables below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.
	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
GSE and callable GSE securities:
Due in one year or less	$47,725	$48,943
Due after one year through five years	18,239	19,225
Mortgage-backed securities	10,118	10,478
Collateralized mortgage obligations	68,915	68,497
Commercial mortgage-backed securities	47,595	47,182
Trust preferred securities	27,318	25,832
Equity securities	––	167
	$219,910	$220,324

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
State and municipal securities:
Due in one year or less	$2,000	$2,030
Due after one year through five years	4,000	4,148
	$6,000	$6,178

The carrying value of securities pledged as collateral to secure public deposits and for other purposes at June 30, 2009 and December 31, 2008 was $50.3 million and $63.0 million, respectively.  As of June 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies, and GSEs, in an amount greater than 10% of shareholders’ equity.

3.	Fair Value Measurements

The Company measures fair value according to Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, but not the valuation techniques themselves.  The fair value hierarchy is designed to indicate the relative reliability of the fair value measure.  The highest priority is given to quoted prices in active markets and the lowest to unobservable data such as the Company’s internal information.  SFAS 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  There are three levels of inputs into the fair value hierarchy (Level 1 being the highest priority and Level 3 being the lowest priority):

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

The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the second quarter of 2009.

	Fair Value Measurements at June 30, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale:
Government sponsored entity (GSE) securities	$68,168	$	―	$68,168	$	―
Mortgage-backed securities	10,478		―	10,478		―
Collateralized mortgage obligations	68,497		―	68,497		―
Commercial mortgage-backed securities	47,182		―	47,182		―
Pooled trust preferred securities	25,832		―	―		25,832
Equity securities	167		167	―		―

	Fair Value Measurements at June 30, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale:
Government sponsored entity (GSE) securities	$112,704	$	―	$112,704	$	―
Mortgage-backed securities	12,910		―	12,910		―
Collateralized mortgage obligations	76,184		―	76,184		―
Commercial mortgage-backed securities	29,486		―	29,486		―
Pooled trust preferred securities	26,964		―	26,964		―
Equity securities	3,737		―	3,737		―

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

The Company determined that Level 3 pricing models should be utilized for valuing its investments in pooled trust preferred securities.  The market for these securities at June 30, 2009 was not active and markets for similar securities were also not active.  The two main investment firms covering pooled trust preferred securities noted there were no trades in senior tranches during the second quarter of 2009.  There are very few market participants who are willing and/or able to transact for these securities.  Given the absence of observable transactions in the secondary and new issue markets, management determined an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

All pooled trust preferred securities were issued between November 2004 and November 2007 and mature between December 2035 and March 2038.  All of the Company’s investments in pooled trust preferred securities are “Super Senior.”  During the six months ended June 30, 2009, the nationally recognized statistical rating organizations downgraded the Company’s investments in pooled trust preferred securities.  At June 30, 2009, the ratings ranged from BB to AAA.  Interest payments are current and principal paydowns are increasing on all of the securities held.  As deferrals on the underlying collateral increase, interest payments are increasingly diverted from subordinate and mezzanine tranches to pay down principal at par on the Senior Class.

The Company’s internal model estimates expected future cash flows using an externally produced discount rate management believes to be representative of current market conditions.  In determining expected cash flows, management assumed (i) any defaulted underlying issues will not have any recovery and (ii) underlying issues that are currently deferring or in receivership or conservatorship will eventually default and not have any recovery.  In addition, the Company’s internal model estimates cash flows to maturity and assumes no early redemptions of principal due to call options or successful auctions.

The following is a reconciliation of the beginning and ending balances for the six months ended June 30, 2009 of recurring fair value measurements recognized in the accompanying condensed consolidated statement of condition using Level 3 inputs:

	Available-for-sale Securities
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$20,960	$24,133
Total realized and unrealized gains and losses:
Included in net income	–	–
Included in accumulated other comprehensive income	5,076	2,049
Purchases, issuances and settlements	(204)	(350)
Transfers in and/or out of Level 3	–	–
Balance at end of period	$25,832	$25,832

The following table sets forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the three months ended June 30, 2009.

	Fair Value Measurements at June 30, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$18,902	$–	$–	$18,902
Other real estate owned	99	–	–	99

	Fair Value Measurements at June 30, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$18,032	$–	$–	$18,032

Fair value measurements for impaired loans are performed pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114), and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the first quarter of 2009.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property and other factors.  The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $2.1 million for the six months ended June 30, 2009.  This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in future earnings.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  The change in fair value of other real estate owned was $161,000 for the six months ended June 30, 2009 which was recorded directly as an adjustment to current earnings through other general and administrative expenses.

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

The carrying amounts and fair values of financial instruments consist of the following:

	June 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$20,823	$20,823	$19,106	$19,106
Securities, available-for-sale	220,324	220,324	251,270	251,270
Securities, held-to-maturity	6,000	6,178	6,940	7,101
Federal Home Loan Bank stock	23,944	23,944	23,944	23,944
Loans receivable, net of allowance for losses on loans	735,927	739,946	734,415	741,440
Interest receivable	3,902	3,902	4,325	4,325
Total financial assets	$1,010,920	$1,015,117	$1,040,000	$1,047,186
Financial Liabilities
Deposits	$831,104	$832,048	$824,097	$827,389
Borrowed money	132,302	134,639	172,937	177,087
Interest payable	231	231	370	370
Total financial liabilities	$963,637	$966,918	$997,404	$1,004,846

The carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable.  Securities fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models.  The fair values for variable-rate and fixed-rate loans are estimated using discounted cash flow analyses.  Cash flows are adjusted for estimated prepayments where appropriate and are discounted using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

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

4.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Net income (loss)	$670	$(2,295)	$2,131	$(516)

Weighted-average common shares outstanding	10,590,591	10,290,965	10,543,475	10,339,129
Weighted-average common share equivalents	106,796	262,669	119,858	266,701
Weighted-average common shares and common share equivalents outstanding	10,697,387	10,553,634	10,663,333	10,605,830

Basic earnings (loss) per share	$0.06	$(0.22)	$0.20	$(0.05)
Diluted earnings (loss) per share	0.06	(0.22)	0.20	(0.05)

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	791,295	205,950	791,295	205,950
Weighted-average exercise price of anti-dilutive option shares	$13.07	$14.59	$13.07	$14.59

5.	Share-Based Compensation

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

For additional details on the Company’s share-based compensation plans and related disclosures, see Note 9 to the consolidated financial statements as presented in the Company’s 2008 Annual Report on Form 10-K.

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, 32,000 shares that had not yet been issued under the 2003 Stock Option Plan plus any shares subject to options outstanding under the 2003 Stock Option Plan that are forfeited, cancelled or unexercised at the end of the option term are available for any type of stock-based awards in the future under the Equity Incentive Plan.  There are a total of 64,500 stock options that lapsed under the 2003 Stock Option Plan and are eligible for awards under the Equity Incentive Plan.  No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year.  At June 30, 2009, 174,836 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

The following table presents the activity for restricted stock for the six months ended June 30, 2009.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2008	109,452	$14.02
Granted	113,772	3.07
Vested	(105)	14.64
Forfeited	(63,455)	14.27
Unvested as of June 30, 2009	159,664	$6.12

The compensation expense related to restricted stock for the three months ended June 30, 2009 and 2008 totaled $59,000 and $21,000, respectively.  The compensation expense for the six months ended June 30, 2009 and 2008 was $112,000 and $32,000, respectively.  At June 30, 2009, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $976,000.  This cost is expected to be recognized over a weighted-average period of 3.6 years which is subject to the actual number of shares earned and vested.

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

The following table presents the activity under the Company’s stock option plans for the six months ended June 30, 2009.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2009	1,130,245	$12.15
Granted	–	–
Exercised	–	–
Forfeited	–	–
Expired unexercised	(338,950)	10.01
Options outstanding at June 30, 2009	791,295	$13.07
Options exercisable at June 30, 2009	791,295	$13.07

For stock options outstanding at June 30, 2009, the range of exercise prices was $8.44 to $14.76 and the weighted-average remaining contractual term was 3.8 years.  At June 30, 2009, all of the Company’s outstanding stock options were out-of-the-money.

On April 6, 2009, 337,950 stock options expired unexercised with a weighted-average exercise price of $10.00.  These stock options were granted to 30 employees and directors under the 1998 Stock Option Plan which was frozen at the beginning of 2008.  These stock options are not eligible for future grant under any of the Company’s benefit plans.

There were no stock options exercised during the three or six months ended June 30, 2009.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 was $135,000 and resulted in cash receipts of $831,000 and a tax benefit of $46,000.

The Company reissues treasury shares to satisfy option exercises.

6.	Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$2,468	$(1,735)
Related tax (expense) benefit	(885)	611
Net	1,583	(1,124)
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses)	720	(513)
Related tax (expense) benefit	(265)	192
Net	455	(321)
Total other comprehensive income (loss)	$1,128	$(803)

7.	Recent Accounting Pronouncements

In early April 2009, the Financial Accounting Standards Board (FASB) issued the following FASB Staff Positions (FSPs) that are intended to provide additional guidance and require additional disclosures relating to fair value measurements and other-than-temporary impairment (OTTI) on an interim and/or annual basis.  These FSPs changed the method for determining if an OTTI exists and the amount of OTTI to be recorded through an entity’s income statement.  The FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event.  The three FSPs are as follows:

•
FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4).  This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  The FSP also includes guidance when there is evidence that the transaction for the asset or liability is not orderly.  In such case, the entity will place little, if any, weight on that transaction price as an indicator of fair value.  The Company adopted this FSP as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.

•
FSP FAS 115-2 and FAS 124-2, and Emerging Issues Task Force (EITF) 99-20-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2/124-2 and EITF 99-20-2).  The FSP and EITF apply to debt securities and require entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that management will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  This FSP is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted.  The Company adopted this FSP as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.

•
FSP Financial Accounting Standards (FAS) 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1):  This FSP amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This FSP also requires disclosures of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require the related disclosures in all interim financial statements.  The Company adopted this FSP during the second quarter of 2009 resulting in additional financial disclosures in Note 2.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date.  SFAS 165 is effective for interim and annual periods ending after June 15, 2009.  SFAS 165 was effective for the Company as of June 30, 2009.  The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations, or disclosures.

In June 2009, the FASB approved the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative.  The Codification is effective for interim and annual periods ending after September 15, 2009.  The Codification is effective for the Company during its interim period ending September 30, 2009 and is not expected to have an impact on its financial condition or results of operations.  The Company is currently evaluating the impact to its financial reporting process of providing Codification references in its public filings.

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

The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  The Company also advises readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in the Company’s lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles, competitive and regulatory factors and successful execution of the Company’s strategy and its Strategic Growth and Diversification Plan could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from those anticipated or projected.  For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part II. Item 1A.  Risk Factors” of this Form 10-Q as well as “Part I. Item 1A.  Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Such forward-looking statements are not guarantees of future performance.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Recent Market Developments

Deposits in Citizens Financial Bank (the Bank) are insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum amount, which is generally $250,000 (in effect until December 31, 2013) per depositor subject to aggregation rules.  As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC.

As disclosed in the Company’s 2008 Annual Report on Form 10-K, the FDIC adopted a Restoration Plan to restore the reserve ratio of the Deposit Insurance Fund (DIF) to 1.15%.  Effective April 1, 2009, the Restoration Plan provides base assessment rate adjustments downward for unsecured debt, upward for secured liabilities, and, for certain institutions, upward for brokered deposits.  For most institutions, assessment rates are based on weighted-average supervisory ratings and financial ratios.  Under the regulations of the FDIC, currently in effect, insurance assessments range between 0.07% and 0.78%, depending on a bank’s risk classification, as well as its unsecured debt, secured liabilities and brokered deposits.

In addition, under an interim rule, the FDIC imposed a five basis point emergency special assessment on insured depository institutions on June 30, 2009.  The special assessment is payable on September 30, 2009.  The interim rule also authorizes the FDIC to impose an additional emergency special assessment after June 30, 2009, of up to 10 basis points, if necessary to maintain public confidence in federal deposit insurance.

Increases in industry-wide deposit insurance premiums resulted in an additional $923,000 of FDIC insurance expense for the Bank during the second quarter of 2009 compared to the second quarter of 2008.  Based upon the Restoration Plan, the emergency assessment of five basis points on June 30, 2009 and the proposed five basis point additional emergency special assessment after June 30, 2009, the Company anticipates its FDIC insurance expense will increase operating expenses for the year ended December 31, 2009.

Overview

Our results for the quarter ended June 30, 2009 were positive with net income totaling $670,000 and diluted earnings per share of $0.06.  Our core business operations have improved in the midst of continued economic pressures and uncertainty.  Opportunities for originating new loans are increasingly available which has allowed us to be very selective in the types of credits we choose to originate.  Although total loans remained stable compared to December 31, 2008, total commercial loans increased $10.3 million from December 31, 2008.  We continue to reduce our exposure to construction and land development loans and loan syndications.

Improving asset quality remains our number one strategic focus; however, economic conditions, including rising unemployment, are impacting our borrowers’ ability to service their debt obligations.  As a result of our efforts to improve overall asset quality, growth in non-performing assets has slowed significantly over the past two quarters as total non-performing assets increased modestly to $60.9 million.

The deposit environment has become more favorable with consumer savings rates on the rise and overall pricing within the industry being more rational than in the recent past.  We continue to focus on building new and deepening existing relationships while remaining disciplined in our pricing, particularly our certificates of deposit.  Total non-municipal core deposits increased $15.6 million from December 31, 2008.

Our net interest margin continues to benefit from relatively lower interest rates and lower premium amortization on FHLB debt while non-interest expense has been negatively affected by increased compensation, FDIC insurance premiums and professional fees.

Retention and growth of capital remains a focal point with us and within our industry.  Our tangible common equity increased to $115.5 million, or 10.55% of tangible assets at June 30, 2009.  The Bank’s risk-based capital ratio was stable at 13.21% at June 30, 2009 and December 31, 2008.  This ratio continues to be in excess of the regulatory requirements to be considered “well-capitalized” of 10%.  At June 30, 2009, the Bank’s risk-based capital was $27.8 million in excess of amounts required by regulatory agencies to be “well-capitalized.”

Progress on Strategic Growth and Diversification Plan

The Company’s Strategic Growth and Diversification Plan is built around four core objectives:  decreasing non-performing loans; ensuring costs are appropriate given the Company’s targeted future asset base; growing while diversifying by targeting small and mid-sized business owners for relationship-based banking opportunities; and expanding and deepening the Company’s relationships with its clients by meeting a higher percentage of the clients’ financial service needs.

While progress was made towards all core objectives, management is not satisfied with the rate of progress towards certain objectives.  Although the ability to limit increases in non-performing assets during a period of significant economic duress is encouraging, management remains committed to the goal of aligning non-performing asset ratios with peer levels.  In addition, operating costs remain relatively high, and it is increasingly clear that the Company’s ability to achieve targeted earning asset levels will be hampered by current economic and regulatory conditions.  As a result, management continues to focus on opportunistically cutting costs.

The Company’s success in attracting new business banking clients, although not yet reflected in higher earning asset levels, played a significant role in its ability to grow deposits during 2009.  Utilizing cross functional teams of business and retail calling officers, the Bank launched a dedicated effort to sell personal deposit and loan accounts to the owner/operators of its business clients, which resulted not only in strong deposit growth, but also in significant increases in the depth of the Bank’s relationships with this important customer segment.  These achievements lead management to believe the Company is better positioned to achieve quality, relationship-based loan growth as the economy recovers.

Critical Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP which require the Company to establish various accounting policies.  Certain of these accounting policies require management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  The estimates, judgments and assumptions used by management are based on historical experience, projected results, internal cash flow modeling techniques and other factors which management believes are reasonable under the circumstances.

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

Securities.  Under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading.  Management determines the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

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

The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments and the newly adopted FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the ability and intent of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings.  If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.  If management intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.

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

	Three Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$750,861	$9,807	5.24%	$743,097	$11,296	6.11%
Securities (2)	232,853	3,020	5.13	254,197	3,172	4.94
Other interest-earning assets (3)	29,766	137	1.85	74,090	564	3.06
Total interest-earning assets	1,013,480	12,964	5.13	1,071,384	15,032	5.64

Non-interest earning assets	86,270			83,272
Total assets	$1,099,750			$1,154,656

Interest-bearing liabilities:
Deposits:
Checking accounts	$135,470	115	0.34	$109,548	169	0.62
Money market accounts	158,341	286	0.72	198,687	1,012	2.05
Savings accounts	119,879	104	0.35	124,430	145	0.47
Certificates of deposit	367,418	2,244	2.45	369,584	3,228	3.51
Total deposits	781,108	2,749	1.41	802,249	4,554	2.28

Borrowed money:
Other short-term borrowed money (4)	10,870	20	0.74	29,311	124	1.70
FHLB borrowed money (5)(6)	117,170	860	2.90	115,152	1,657	5.69
Total borrowed money	128,040	880	2.72	144,463	1,781	4.88
Total interest-bearing liabilities	909,148	3,629	1.60	946,712	6,335	2.69
Non-interest bearing deposits	64,509			61,616
Non-interest bearing liabilities	14,520			15,910
Total liabilities	988,177			1,024,238
Shareholders’ equity	111,573			130,418
Total liabilities and shareholders’ equity	$1,099,750			$1,154,656
Net interest-earning assets	$104,332			$124,672
Net interest income / interest rate spread		$9,335	3.53%		$8,697	2.95%
Net interest margin			3.69%			3.26%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.48%			113.17%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank (FHLB) stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased, overnight borrowings from the Federal Reserve Board discount window and repurchase agreements (Repo Sweeps).
(5)
The 2009 period includes an average of $117.2 million of contractual FHLB borrowed money reduced by an average of $71,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $61,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 2.72% compared to an average contractual rate of 2.53%.

(6)
The 2008 period includes an average of $116.0 million of contractual FHLB borrowed money reduced by an average of $870,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $449,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 4.88% compared to an average contractual rate of 3.63%.

	Six Months Ended June 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$751,383	$19,752	5.30%	$764,986	$24,084	6.33%
Securities (2)	238,507	6,063	5.06	246,569	6,251	5.01
Other interest-earning assets (3)	31,619	380	2.42	60,272	1,011	3.37
Total interest-earning assets	1,021,509	26,195	5.17	1,071,827	31,346	5.88

Non-interest earning assets	85,578			86,188
Total assets	$1,107,087			$1,158,015

Interest-bearing liabilities:
Deposits:
Checking accounts	$123,633	207	0.34	$106,617	357	0.67
Money market accounts	160,046	618	0.78	190,190	2,265	2.39
Savings accounts	118,259	206	0.35	124,725	325	0.52
Certificates of deposit	368,493	4,814	2.63	377,811	7,295	3.88
Total deposits	770,431	5,845	1.53	799,343	10,242	2.58

Borrowed money:
Other short-term borrowed money (4)	14,146	53	0.76	23,394	238	2.04
FHLB borrowed money (5)(6)	132,117	1,787	2.69	126,421	3,604	5.64
Total borrowed money	146,263	1,840	2.50	149,815	3,842	5.07
Total interest-bearing liabilities	916,694	7,685	1.69	949,158	14,084	2.98
Non-interest bearing deposits	64,180			61,820
Non-interest bearing liabilities	14,205			15,705
Total liabilities	995,079			1,026,683
Shareholders' equity	112,008			131,332
Total liabilities and shareholders' equity	$1,107,087			$1,158,015
Net interest-earning assets	$104,815			$122,669
Net interest income / interest rate spread		$18,510	3.48%		$17,262	2.90%
Net interest margin			3.65%			3.24%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.43%			112.92%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank (FHLB) stock, money market accounts, federal funds sold and interest-earning bank deposits.
(4)	Includes federal funds purchased, overnight borrowings from the Federal Reserve Board discount window and repurchase agreements (Repo Sweeps).
(5)	The 2009 period includes an average of $132.2 million of contractual FHLB borrowed money reduced by an average of

$107,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $133,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money to 2.50% compared to an average contractual rate of 2.32%.

(6)
The 2008 period includes an average of $127.6 million of contractual FHLB borrowed money reduced by an average of $1.1 million of unamortized premium on the early extinguishment of debt.  Interest expense on borrowed money includes $976,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 5.07% compared to an average contractual rate of 3.76%.

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

	Three Months Ended June 30,
	2009 compared to 2008
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,590)	$118	$(17)	$(1,489)
Securities	124	(266)	(10)	(152)
Other interest-earning assets	(223)	(337)	133	(427)
Total net change in income on interest- earning assets	(1,689)	(485)	106	(2,068)
Interest-bearing liabilities:
Deposits:
Checking accounts	(76)	40	(18)	(54)
Money market accounts	(653)	(206)	133	(726)
Savings accounts	(37)	(5)	1	(41)
Certificates of deposit	(969)	(20)	5	(984)
Total deposits	(1,735)	(191)	121	(1,805)
Borrowed money:
Other short-term borrowings	(70)	(78)	44	(104)
FHLB borrowings	(812)	29	(14)	(797)
Total borrowed money	(882)	(49)	30	(901)
Total net change in expense on interest- bearing liabilities	(2,617)	(240)	151	(2,706)
Net change in net interest income	$928	$(245)	$(45)	$638

	Six Months Ended June 30,
	2009 compared to 2008
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(3,973)	$(430)	$71	$(4,332)
Securities	20	(207)	(1)	(188)
Other interest-earning assets	(287)	(480)	136	(631)
Total net change in income on interest- earning assets	(4,240)	(1,117)	206	(5,151)
Interest-bearing liabilities:
Deposits:
Checking accounts	(179)	57	(28)	(150)
Money market accounts	(1,527)	(362)	242	(1,647)
Savings accounts	(107)	(17)	5	(119)
Certificates of deposit	(2,354)	(182)	55	(2,481)
Total deposits	(4,167)	(504)	274	(4,397)
Borrowed money:
Other short-term borrowings	(150)	(94)	59	(185)
FHLB debt	(1,894)	162	(85)	(1,817)
Total borrowed money	(2,044)	68	(26)	(2,002)
Total net change in expense on interest- bearing liabilities	(6,211)	(436)	248	(6,399)
Net change in net interest income	$1,971	$(681)	$(42)	$1,248

Analysis of Statements of Income

Net Interest Margin.  The Company’s net interest margin for the three months ended June 30, 2009 increased 43 basis points to 3.69% from 3.26% for the comparable 2008 period.  The Company’s net interest margin for the six months ended June 30, 2009 increased 41 basis points to 3.65% from 3.24% for the 2008 period.  The Company was able to expand its margin as a result of a decrease in the cost of the Company’s interest-bearing deposits and its borrowed money for the 2009 periods.  In addition, interest expense was favorably impacted by the decrease in the amount of interest expense related to the amortization of the deferred premium on the early extinguishment of Federal Home Loan Bank (FHLB) debt.

Interest Income.  The Company’s interest income decreased 13.8% to $13.0 million for the three months ended June 30, 2009 compared to $15.0 million for the comparable 2008 period.  For the six months ended June 30, 2009, the Company’s interest income decreased 16.4% to $26.2 million from $31.3 million for the 2008 period.  The weighted-average yield on the Company’s interest-earning assets decreased 51 and 71 basis points to 5.13% and 5.17%, respectively, for the three and six months ended June 30, 2009 when compared to the 2008 periods.  The decreases were primarily due to the repricing of variable rate loans due to lower interest rates earned on the Bank’s loans receivable combined with decreases in the average balances of securities and other interest-earning assets.

Interest Expense.  The Company’s interest expense decreased 42.7% to $3.6 million for the three months ended June 30, 2009 compared to $6.3 million for the comparable 2008 period.  For the six months ended June 30, 2009, the Company’s interest expense decreased 45.4% to $7.7 million from

$14.1 million for the 2008 period.  The decreases for the three months and six months ended June 30, 2009 were due to decreases of 109 basis points and 129 basis points, respectively, in the Company’s cost of funds when compared to the 2008 periods.

Interest expense on interest-bearing deposits decreased 42.9% to $5.8 million for the six months ended June 30, 2009 compared to $10.2 million for the 2008 period which represents a 105 basis point decrease as a result of lower market interest rates experienced in 2009.

Interest expense on borrowed money decreased 50.6% and 52.1% to $880,000 and $1.8 million for the three and six months ended June 30, 2009 from $1.8 million and $3.8 million for the 2008 periods.  The decrease was primarily the result of downward repricing of borrowed money due to lower market interest rates.  In addition, the amortization of the deferred premium on the Company’s FHLB debt that is included in the Company’s total interest expense on borrowed money decreased to $133,000 for the six months ended June 30, 2009 from $976,000 for the comparable 2008 period.  The premium amortization adversely impacted the Company’s net interest margin by three basis points and 17 basis points, respectively, for the second quarter of 2009 and the second quarter of 2008.  The remaining premium amortization totaling $42,000 will be fully recognized as of December 31, 2009.  Interest expense on borrowed money is detailed in the table below for the periods indicated.

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest expense on short-term borrowed money at contractual rates	$20	$124	$(104)	(83.9)%
Interest expense on FHLB borrowed money at contractual rates	799	1,208	(409)	(33.9)
Amortization of deferred premium	61	449	(388)	(86.4)
Total interest expense on borrowings	$880	$1,781	$(901)	(50.6)

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest expense on short-term borrowed money at contractual rates	$53	$238	$(185)	(77.7)%
Interest expense on FHLB borrowed money at contractual rates	1,654	2,628	(974)	(37.1)
Amortization of deferred premium	133	976	(843)	(86.4)
Total interest expense on borrowings	$1,840	$3,842	$(2,002)	(52.1)

Provision for losses on loans.  The Company’s provision for losses on loans was $713,000 for the three months ended June 30, 2009 compared to $7.2 million for the 2008 period.  The Company’s provision for losses on loans was $1.3 million compared to $7.9 million, respectively, for the six months ended June 30, 2009 and 2008.  For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest income.  The Company’s non-interest income increased to $2.1 million and $5.1 million, respectively, for the three and six months ended June 30, 2009 compared to $2.0 million and $4.5 million, respectively, for the 2008 periods.  The following tables identify the changes in non-interest income for the periods presented:

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,376	$1,465	$(89)	(6.1)%
Card-based fees	432	415	17	4.1
Commission income	70	135	(65)	(48.1)
Subtotal fee based revenues	1,878	2,015	(137)	(6.8)
Income from bank-owned life insurance	156	371	(215)	(58.0)
Other income	97	149	(52)	(34.9)
Subtotal	2,131	2,535	(404)	(15.9)
Security losses, net	–	(582)	582	NM
Other asset gains (losses), net	(6)	(3)	(3)	NM
Total non-interest income	$2,125	$1,950	$175	9.0%

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$2,675	$2,904	$(229)	(7.9)%
Card-based fees	820	795	25	3.1
Commission income	141	193	(52)	(26.9)
Subtotal fee based revenues	3,636	3,892	(256)	(6.6)
Income from bank-owned life insurance	334	780	(446)	(57.2)
Other income	392	321	71	22.1
Subtotal	4,362	4,993	(631)	(12.6)
Security gains (losses), net	720	(513)	1,233	NM
Other asset gains (losses), net	(6)	(3)	(3)	NM
Total non-interest income	$5,076	$4,477	$599	13.4%

The Company’s service charges and other fees decreased during the 2009 periods from the comparable 2008 periods due to reduced volume of non-sufficient funds transactions.  Commission income from the Company’s third-party service provider from the sale of non-deposit investment products decreased due to decreased sales activity.  Income from the Company’s bank-owned life insurance policy decreased due to lower interest crediting rates resulting from the reduction in general market interest rates.  For information related to net security gains and losses, see “Changes in Financial Condition – Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest expense.  Non-interest expense increased to $9.9 million and $19.4 million, respectively, for the three and six months ended June 30, 2009 compared to $7.7 million and $15.7 million, respectively, for the 2008 periods.  The following tables identify the changes in non-interest expense for the periods presented:

	Three Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$4,382	$3,758	$624	16.6%
Retirement and stock related compensation	391	3	388	NM
Medical and life benefits	290	375	(85)	(22.7)
Other employee benefits	15	43	(28)	(65.1)
Subtotal compensation and employee benefits	5,078	4,179	899	21.5
Net occupancy expense	750	708	42	5.9
FDIC insurance premiums	963	40	923	NM
Furniture and equipment expense	520	543	(23)	(4.2)
Professional fees	604	212	392	184.9
Data processing	420	484	(64)	(13.2)
Marketing	218	178	40	22.5
Other general and administrative expense	1,390	1,340	50	3.7
Total non-interest expense	$9,943	$7,684	$2,259	29.4%

	Six Months Ended June 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$8,638	$7,477	$1,161	15.5%
Retirement and stock related compensation	1,001	289	712	246.4
Medical and life benefits	580	675	(95)	(14.1)
Other employee benefits	34	74	(40)	(54.1)
Subtotal compensation and employee benefits	10,253	8,515	1,738	20.4
Net occupancy expense	1,647	1,541	106	6.9
FDIC insurance premiums	1,267	80	1,187	NM
Furniture and equipment expense	1,055	1,094	(39)	(3.6)
Professional fees	954	486	468	96.3
Data processing	839	942	(103)	(10.9)
Marketing	416	386	30	7.8
Other general and administrative expense	2,940	2,685	255	9.5
Total non-interest expense	$19,371	$15,729	$3,642	23.2%

Compensation and mandatory benefits expense increased during the 2009 periods due to increased incentive compensation accruals compared to the 2008 periods combined with an increase in the number of full-time equivalent employees from the 2008 periods.

Retirement and stock related compensation also increased during the three months ended June 30, 2009 due to the absence of a $343,000 reduction in expense during the 2008 period related to the revaluation of the Rabbi Trust shares as a result of the change in the Company’s stock price.  Retirement and stock related compensation also increased during the six months ended June 30, 2009 by $410,000 as a result of the stock revaluation within the Rabbi Trusts.  In addition, ESOP expense increased $180,000 due to the release of 83,000 shares in the first quarter of 2009 in conjunction with the repayment of the ESOP loan compared to the release of 15,630 shares during the 2008 period.

As previously discussed in “Recent Market Developments” within this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the FDIC’s Restoration Plan, including industry-wide rate increases effective in 2009 and the FDIC’s second quarter of 2009 special assessment, caused the Company’s FDIC insurance premiums to increase $923,000 and $1.2 million, respectively, during the three and six months ended June 30, 2009.  Professional fees also increased during the three and six months ended June 30, 2009 compared to the 2008 periods as a result of increased attorneys fees related to a shareholder derivative demand made late in the first quarter of 2009; additional regulatory compliance needs; supervisory examinations; and additional consulting fees.  The Company expects to continue to incur professional fees related to the derivative demand until the derivative demand is resolved.

The Company’s efficiency ratio for the second quarter of 2009 increased to 86.8% from 72.2% for the 2008 period.  The Company’s core efficiency ratio was 82.0% and 65.8%, respectively, for the same periods.  The efficiency ratio and core efficiency ratio were negatively affected by increased non-interest expense as discussed above.  The Company’s efficiency ratio and core efficiency ratio for the six months ended June 30, 2009 were 82.1% and 82.0%, respectively, compared to 72.4% and 67.7% for the 2008 periods.  The ratios for the six month period negatively affected by the increased non-interest expense as previously discussed.  The Company’s efficiency and core efficiency ratios are presented in the following table for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Efficiency ratio:
Non-interest expense	$9,943	$7,684	$19,371	$15,729
Net interest income plus non-interest income	$11,460	$10,647	$23,586	$21,739
Efficiency ratio	86.8%	72.2%	82.1%	72.4%

Core efficiency ratio:
Non-interest expense	$9,943	$7,684	$19,371	$15,729
Special assessment – FDIC insurance	(495)	–	(495)	–
Non-interest expense – as adjusted	9,448	7,684	18,876	15,729

Net interest income plus non-interest income	$11,460	$10,647	$23,586	$21,739
Adjustments:
Security (gains) losses, net	–	582	(720)	513
Other asset losses, net	6	3	6	3
Amortization of deferred premium on the early extinguishment of debt	61	449	133	976
Net interest income plus non-interest income – as adjusted	$11,527	$11,681	$23,005	$23,231
Core efficiency ratio	82.0%	65.8%	82.1%	67.7%

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

The Company’s core efficiency ratio is calculated as non-interest expense less the FDIC special assessment divided by the sum of net interest income, excluding the Premium Amortization, and non-interest income, adjusted for gains or losses on the sale of securities and other assets and other-than-temporary impairments.  Management believes that, when presented along with the GAAP efficiency ratio, the core efficiency ratio enhances investors’ understanding of the Company’s business and performance.  The measure is also believed to be useful in understanding the Company’s performance trends and to facilitate comparisons with the performance of others in the financial services industry.  Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of the Company’s financial performance, and better reflects the Company’s core operating activities.

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

Income Tax Expense.  The Company’s income tax expense totaled $134,000 for the second quarter of 2009 compared to an income tax benefit of $1.9 million for the comparable 2008 period.  The income tax expense for the six months ended June 30, 2009 was $747,000 compared to an income tax benefit of $1.4 million for the comparable 2008 period.  The increase in income tax expense was due to the Company reporting pre-tax income for the 2009 periods compared to pre-tax losses for the 2008 periods.

Changes in Financial Condition

Securities. The Company manages the size and composition of its securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines and to meet pledging and liquidity requirements.

The amortized cost of the Company’s securities available-for-sale and their fair values were as follows at the dates indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At June 30, 2009:
Government sponsored entity (GSE) securities	$66,150	$65,964	$2,204	$–	$68,168
Mortgage-backed securities	10,223	10,118	360	–	10,478
Collateralized mortgage obligations	68,938	68,915	1,323	(1,741)	68,497
Commercial mortgage-backed securities	48,461	47,595	568	(981)	47,182
Pooled trust preferred securities	30,530	27,318	279	(1,765)	25,832
Equity securities	5,837	–	167	–	167
	$230,139	$219,910	$4,901	$(4,487)	$220,324

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At December 31, 2008:
Government sponsored entity (GSE) securities	$98,400	$97,987	$4,358	$–	$102,345
Mortgage-backed securities	10,881	10,774	83	(1)	10,856
Collateralized mortgage obligations	78,276	76,506	919	(1,882)	75,543
Commercial mortgage-backed securities	40,511	39,669	203	(1,479)	38,393
Pooled trust preferred securities	30,966	27,668	–	(3,535)	24,133
Equity securities	5,837	–	–	–	–
	$264,871	$252,604	$5,563	$(6,897)	$251,270

Securities available-for-sale totaled $220.3 million at June 30, 2009 compared to $251.3 million at December 31, 2008.  The Company sold $9.2 million of GSE securities with a weighted average maturity of 2.3 years during the first quarter of 2009 resulting in $720,000 in gains from the sales.  The proceeds from the sales and from $20.9 million of maturities and paydowns of GSE securities were used to repay overnight and maturing FHLB borrowings during the first quarter of 2009.

The collateralized mortgage obligation portfolio is comprised of 95% AAA-rated securities mainly backed by conventional residential mortgages, with 15-year, fixed-rate, prime loans originated prior to 2005, low historical delinquencies, weighted-average credit scores in excess of 725 and loan-to-values under 50%.  The underlying collateral of the collateralized mortgage obligation portfolio had a weighted-average 90-day delinquency ratio of 0.43% at June 30, 2009.

The commercial mortgage-backed securities portfolio consists mainly of short-term, senior (A2 and A3) tranches of seasoned issues with extensive subordination and limited balloon risk.  All bonds are rated AAA.  The majority of the tranches owned can withstand 100% default rates at 50% severities with no risk to principal.  The weighted-average debt service coverage ratio of the collateral backing this portfolio, excluding 100% defeased tranches, was 1.70x at June 30, 2009.  The weighted-average loan-to-value of the collateral backing this portfolio, excluding 100% defeased tranches, was 65% at June 30, 2009.

The Company’s pooled trust preferred securities are all “Super Senior” and backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the super senior tranches.

At June 30, 2009, all of the Company’s securities available-for-sale with an unrealized loss position were in management’s belief primarily due to differences in market interest rates combined with an illiquid fixed-income market.  Management does not believe any of these securities are other-than-temporarily impaired.  At June 30, 2009, the Company has both the intent and ability to hold these impaired securities for a period of time necessary to recover the unrealized losses; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

At June 30, 2009 and December 31, 2008, the Company had held-to-maturity securities with an amortized cost of $6.0 million and $6.9 million, respectively, invested in state and municipal securities.  The securities had $178,000 and $161,000, respectively, in gross unrecognized holding gains at June 30, 2009 and December 31, 2008.

Loans.  Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$69,604	9.3%	$64,021	8.5%	8.7%
Commercial real estate – owner occupied	89,124	11.9	85,565	11.4	4.2
Commercial real estate – non-owner occupied	220,409	29.3	222,048	29.6	(0.7)
Commercial real estate – multifamily	50,696	6.7	40,503	5.4	25.2
Commercial construction and land development	63,460	8.5	70,848	9.5	(10.4)
Total commercial loans	493,293	65.7	482,985	64.4	2.1

Retail loans:
One-to-four family residential	193,204	25.8	203,797	27.2	(5.2)
Home equity lines of credit	59,255	7.9	58,918	7.8	0.6
Retail construction and land development	3,303	0.4	2,650	0.4	24.6
Other	1,806	0.2	1,623	0.2	11.3
Total retail loans	257,568	34.3	266,988	35.6	(3.5)

Total loans receivable, net of unearned fees	$750,861	100.0%	$749,973	100.0%	0.1%

At June 30, 2009, the Company’s net loan portfolio included $177.3 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and another $256.6 million of variable-rate loans tied to other indices.

The Company’s total loans remained stable at $750.9 million at June 30, 2009 from $750.0 million at December 31, 2008.  The execution of the Company’s Strategic Growth and Development Plan and focus on lending to small businesses has resulted in increased commercial and industrial, owner occupied commercial real estate and multifamily loans.  As such, commercial loans increased $10.3 million from December 31, 2008.  This increase was partially offset by a $9.4 million decrease in total retail loans due to reduced demand resulting from current economic conditions.

The Bank had historically invested, on a participating basis, in loans originated by other lenders and loan syndications to supplement the direct origination of its commercial and construction loan portfolio.  The Bank stopped investing in these types of credits in the second quarter of 2007 due to marginal pricing, increased credit risk and decreasing collateral values in this segment.  The Bank continues to reduce its exposure on these types of loans.  The Company had participations and syndication loans outstanding at June 30, 2009 totaling $28.0 million in construction and land development loans, $27.8 million in loans secured by commercial real estate and $753,000 in commercial and industrial loans.  The Bank’s total participations and syndications by state are presented in the table below for the dates indicated.

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$23,152	40.6%	$25,012	41.3%	(7.4)%
Indiana	13,397	23.5	13,474	22.3	(0.6)
Ohio	9,511	16.7	9,734	16.1	(2.3)
Florida	6,045	10.6	6,590	10.9	(8.3)
Colorado	2,780	4.9	3,103	5.1	(10.4)
Texas	1,455	2.5	1,473	2.4	(1.2)
New York	701	1.2	1,150	1.9	(39.0)
Total participations and syndications	$57,041	100.0%	$60,536	100.0%	(5.8)%

Allowance for Losses on Loans.  The Company maintains the allowance for losses on loans at a level that management believes is sufficient to absorb credit losses inherent in the loan portfolio.  The allowance for losses on loans represents management’s estimate of inherent losses existing in the loan portfolio that are both probable and reasonable to estimate at each balance sheet date and is based on its review of available and relevant information.  While management believes that at June 30, 2009 the allowance for losses on loans was adequate, it is possible that further deterioration in the economy, devaluations of collateral held or requirements from regulatory agencies may require future provisions to the allowance.

The following is a summary of changes in the allowance for losses on loans for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$15,472	$8,347	$15,558	$8,026
Provision for losses on loans	713	7,172	1,337	7,914
Charge-offs	(1,331)	(5,129)	(2,054)	(5,587)
Recoveries	80	13	93	50
Balance at end of period	$14,934	$10,403	$14,934	$10,403

	June 30, 2009	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Allowance for losses on loans	$14,934	$15,558	$10,403
Total loans receivable, net of unearned fees	750,861	749,973	726,858
Allowance for losses on loans to total loans	1.99%	2.07%	1.43%
Allowance for losses on loans to non-performing loans	28.23	28.44	30.01

The Company’s allowance for losses on loans was $14.9 million at June 30, 2009, $15.6 million at December 31, 2008 and $10.4 million at June 30, 2008.  The allowance for losses on loans to total loans was 1.99% at June 30, 2009 compared to 2.07% and 1.43%, respectively, at December 31, 2008 and June 30, 2008.  Net charge-offs for the quarter included partial charge-offs of $1.1 million on certain commercial loan relationships totaling $6.3 million.  The provision for losses on loans during 2009 benefited from a $1.3 million decrease during the second quarter of 2009 in the valuation reserve on a non-collateral dependent impaired non-owner occupied commercial real estate loan based on revised cash flow projections as a result of the borrower’s improved operating performance.

When management determines a non-performing collateral dependent loan has a collateral shortfall, management will charge-off the collateral shortfall.  As a result, the Company is not required to maintain an allowance for losses on loans on these loans since the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for losses on loans to total loans, the reserve ratio, and the ratio of the allowance for losses on loans to non-performing loans (the coverage ratio) have been affected by partial charge-offs of $7.9 million on $21.5 million of collateral dependent non-performing loans through June 30, 2009 and impairment reserves totaling $5.5 million on other non-performing loans at June 30, 2009.

The following table identifies the Company’s impaired loans and non-accrual loans as of the dates presented.  See the “Non-performing Assets” section in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the detailed classification of the Company’s total non-accrual loans.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$19,769	$20,219
With no valuation reserve required	23,802	27,259
Total impaired loans	43,571	47,478
Other non-accrual loans	9,326	7,223
Total non-accrual loans	$52,897	$54,701
Valuation reserve relating to impaired loans	$5,504	$5,930
Average outstanding impaired loans	47,871	32,676

Non-performing Assets.  The following table provides information relating to the Company’s non-performing assets at the dates presented.  Loans are placed on non-accrual status when, in management’s judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial and industrial	$2,576	$2,551
Commercial real estate – owner occupied	3,279	4,141
Commercial real estate – non-owner occupied	22,211	22,337
Commercial real estate – multifamily	641	342
Commercial construction and land development	17,939	20,428
Total commercial loans	46,646	49,799

Retail loans:
One-to-four family residential	3,279	3,048
Home equity lines of credit	2,689	1,570
Retail construction and land development	279	279
Other	4	5
Total retail loans	6,251	4,902
Total non-accrual loans	52,897	54,701
Other real estate owned, net	7,371	3,242
Total non-performing assets	60,268	57,943
90 days past due and still accruing interest	664	605
Total non-performing assets plus 90 days past due loans still accruing interest	$60,932	$58,548
Non-performing assets to total assets	5.51%	5.16%
Non-performing loans to total loans	7.04%	7.29%

The Company’s non-performing assets increased $2.3 million, or 4.0%, to $60.3 million at June 30, 2009 from $57.9 million at December 31, 2008.  Significant changes in non-performing assets include:

•	the transfer of two commercial construction and land development loans totaling $4.1 million to other real estate owned;
•	the transfer of $2.7 million commercial construction and land development loans to two borrowers to non-accrual status;
•	partial charge-offs totaling $1.5 million on five commercial construction and land development borrowing relationships;
•	the sale of one owner occupied commercial real estate loan totaling $887,000; and
•	the transfer of 13 home equity lines of credit totaling $1.4 million to non-accrual status.

The following table provides the detail for the Company’s non-accrual syndications and purchased participations by state as of the dates indicated.

	June 30, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Illinois	$10,611	$12,261	(13.5)%
Indiana	5,302	5,423	(2.2)
Florida	2,815	3,643	(22.7)
Total non-performing syndications and purchased participations	$18,728	$21,327	(12.2)
Percentage to total non-performing loans	35.4%	39.0%
Percentage to total syndications and purchased participations	32.8	35.2

Potential Problem Assets.  The Company’s potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to the Company’s internal loan grading system that do not meet the definition of a non-performing loan, totaled $10.2 million at June 30, 2009 and $6.1 million at December 31, 2008.  The increase from December 31, 2008 was a result of management classifying one multifamily commercial real estate loan totaling $5.1 million as substandard during the first quarter of 2009.

Deposits and Borrowed Money.  The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered by the Bank at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Core deposits:
Non-interest bearing checking accounts	$66,528	8.0%	$63,485	7.7%	4.8%
Interest bearing checking accounts	102,404	12.3	96,069	11.6	6.6
Money market accounts	118,181	14.2	114,633	13.9	3.1
Savings accounts	137,652	16.6	134,997	16.4	2.0
Certificates of deposit	353,085	42.5	356,227	43.3	(0.9)
Non-municipal deposits	777,850	93.6	765,411	92.9	1.6
Municipal core deposits	40,641	4.9	39,221	4.8	3.6
Municipal certificates of deposit	12,613	1.5	19,465	2.3	(35.2)
Municipal deposits	53,254	6.4	58,686	7.1	(9.3)
Total deposits	$831,104	100.0%	$824,097	100.0%	0.9

Deposits increased to $831.1 million at June 30, 2009 from $824.1 million at December 31, 2008.  The increase was primarily a result of a $15.6 million increase in non-municipal core deposit accounts which was partially offset by a decrease of $10.0 million in total certificates of deposit.  Investments in the Company’s branch network, technological infrastructure, human capital, and brand have enhanced its ability to translate existing and new customer relationships into deposit balances in the current environment.  The Company continues to be disciplined in pricing its certificates of deposit.

The decline in municipal deposits during the quarter was attributable primarily to seasonal factors.  While the Company maintains strong relationships with its municipal customers, and municipal deposits continue to comprise an important funding source, management is lowering its reliance on such funds in anticipation that the recession’s impact on municipalities and other government-related entities will result in lower municipal deposit levels.

In addition, the Company offers a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in securities owned by the Bank.  The swept funds are not recorded as deposits by the Bank and instead are classified as other short-term borrowed money which generally provides a lower-cost funding alternative for the Company as compared to FHLB advances.  At June 30, 2009, the Company had $9.7 million in Repo Sweeps.  The Repo Sweeps are included in the below table and are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings.  The securities underlying these Repo Sweeps continue to be reflected as assets of the Company.

The Company’s borrowed money consisted of the following at the dates indicated:

	June 30, 2009		December 31, 2008
	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	0.80%	$9,705	0.82%	$17,512
Federal Reserve Board discount window	0.50	920	―	―
Overnight federal funds purchased	―	―	0.45	10,800
Secured borrowings from FHLB – Indianapolis:
Maturing in 2009 – variable-rate	0.51	25,000	0.65	30,000
Maturing in 2009 – fixed-rate	1.89	56,000	2.14	74,000
Maturing in 2010 – fixed-rate	3.22	15,000	3.22	15,000
Maturing in 2011 – fixed-rate	3.75	15,000	3.75	15,000
Maturing in 2014 – fixed-rate (1)	6.71	1,146	6.71	1,146
Maturing in 2018 – fixed-rate (1)	5.54	2,647	5.54	2,647
Maturing in 2019 – fixed-rate (1)	6.31	6,926	6.30	7,007
		121,719		144,800
Less: deferred premium on early extinguishment of debt		(42)		(175)
Net FHLB – Indianapolis borrowed money		121,677		144,625
Total borrowed money		$132,302		$172,937
Weighted-average contractual interest rate	2.25%		2.13%

(1)	These advances are amortizing borrowed money and are listed by their contractual maturity.

At June 30, 2009, the Bank borrowed $920,000 under its ability to borrow from the Federal Reserve Bank discount window.  During the second quarter of 2009, the maximum amount borrowed from the FRB was $9.3 million and the weighted-average rate paid during the quarter was 0.50%.

At June 30, 2009, the Bank also had a line of credit with a maximum of $15.0 million in secured overnight federal funds at the federal funds market rate at the time of any borrowing.  The Bank did not utilize this line of credit during the three months ended June 30, 2009.

Capital Resources.  The Company’s shareholders’ equity at June 30, 2009 was $115.5 million compared to $111.8 million at December 31, 2008.  The increase was primarily due:

•	realized net income of $2.1 million;
•	an increase in accumulated other comprehensive income of $1.1 million; and
•	a $832,000 decrease in unallocated common stock held by the ESOP.

Pursuant to the Company’s informal regulatory agreement with the Office of Thrift Supervision (OTS), the Company is prohibited from repurchasing shares without prior approval from the OTS.  The Company did not repurchase any of its common stock during the six months ended June 30, 2009.  In March of 2008, the Company announced a new share repurchase plan for an additional 530,000 shares.  At June 30, 2009, the Company had 448,612 shares remaining to be repurchased under this plan.  Since its initial public offering, the Company has repurchased an aggregate of 14,054,160 shares of its common stock at an average price of $12.23 per share.  For additional information, see “Part II. Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.”

At June 30, 2009, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the OTS.  The current requirements and the Bank’s actual levels at June 30, 2009 and at December 31, 2008 are provided below:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2009:
Total capital to risk-weighted assets	$114,544	13.21%	$69,385	>8.00%	$86,731	>10.00%
Tier 1 (core) capital to risk-weighted assets	103,652	11.95	34,692	>4.00	52,039	>6.00
Tier 1 (core) capital to adjusted total assets	103,652	9.53	43,521	>4.00	54,401	>5.00
Tangible capital to adjusted total assets	103,652	9.53	16,320	>1.50	21,761	>2.00

As of December 31, 2008:
Total capital to risk-weighted assets	$111,941	13.21%	$67,777	>8.00%	$84,722	>10.00%
Tier 1 (core) capital to risk-weighted assets	101,289	11.96	33,889	>4.00	50,833	>6.00
Tier 1 (core) capital to adjusted total assets	101,289	9.07	44,683	>4.00	55,854	>5.00
Tangible capital to adjusted total assets	101,289	9.07	16,756	>1.50	22,341	>2.00

Liquidity and Commitments

The Company’s liquidity, represented by cash and cash equivalents, is a product of operating, investing and financing activities.  The Company’s primary sources of funds have been:

•	deposits and Repo Sweeps;
•	scheduled payments of amortizing loans and mortgage-backed securities;
•	prepayments and maturities of outstanding loans and mortgage-backed securities;
•	maturities of investment securities and other short-term investments;
•	funds provided from operations;
•	federal funds line of credit; and
•	borrowed money from the FHLB and Federal Reserve Bank.

Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions and competitive rate offerings.

The Company classifies the majority of its securities as available-for-sale to maintain significant liquidity.  The securities portfolio, federal funds sold and cash and cash equivalents serve as primary sources of liquidity for the Bank.  At June 30, 2009, the Company had cash and cash equivalents of $20.8 million which increased from $19.1 million at December 31, 2008.  The increase was mainly the result of proceeds from sales, maturities and paydowns of securities aggregating $56.4 million and increases in the balance of deposit accounts totaling $7.0 million.  The above cash inflows were partially offset by purchases of $21.3 million in available-for-sale securities, the net repayment of FHLB borrowed money totaling $23.1 million, the repayment of short-term borrowed money totaling $17.7 million and net loan fundings and principal payments received of $7.4 million.

The Company uses its sources of funds primarily to meet its ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio.  The Company anticipates that it will continue to have sufficient funds to meet its current commitments.

The liquidity needs of the parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to shareholders and stock repurchases.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  Pursuant to informal regulatory agreements entered into by the Company and the Bank with the OTS, the Company and the Bank are prohibited from paying dividends, distributing capital or repurchasing their common stock without prior approval from the OTS.  At June 30, 2009, the parent company had $6.8 million in cash and cash equivalents.  Management does not anticipate that these restrictions will have a material adverse impact on the Company or the Bank’s liquidity in the short-term.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of June 30, 2009:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB borrowed money (1)	$96,297	$15,656	$752	$9,014	$121,719
Short-term borrowed money (2)	10,625	―	―	―	10,625
Operating leases	568	670	353	2,193	3,784
Dividends payable on common stock	109	―	―	―	109
	$107,599	$16,326	$1,105	$11,207	$136,237

(1)	Does not include interest expense at the weighted-average contractual rate of 2.38% for the periods presented.
(2)	Does not include interest expense at the weighted-average contractual rate of 0.77% for the periods presented.

See the “Deposits and Borrowed Money” section for further discussion surrounding the Company’s FHLB borrowed money.  The Company’s operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment.  Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices.

The Company also has commitments to fund certificates of deposit which are scheduled to mature within one year or less.  These deposits total $310.4 million at June 30, 2009.  Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain with the Bank.

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

The following table details the amounts and expected maturities of significant commitments at June 30, 2009:

		Over One	Over Three	Over
	One Year	Through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$9,910	$ ―	$48	$250	$10,208
Commercial real estate – owner occupied	4,829	―	―	35	4,864
Commercial real estate – non-owner occupied	10,538	―	123	112	10,773
Commercial real estate – multifamily	8,144	―	―	―	8,144
Commercial construction and land development	1,758	―	191	―	1,949
Retail	3,664	―	―	―	3,664
Commitments to fund unused construction loans	9,862	448	―	―	10,310
Commitments to fund unused lines of credit	44,076	4,222	21	44,162	92,481
Letters of credit	6,157	119	199	3,439	9,914
Credit enhancements	21,066	―	―	5,430	26,496
	$120,004	$4,789	$582	$53,428	$178,803

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  Letters of credit and credit enhancements expire at various times through 2018.

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

Credit enhancements are related to the issuance by municipalities of taxable and nontaxable revenue bonds.  The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects.  In order for the bonds to receive a AAA rating, which provides for a lower interest rate, the FHLB issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for the account of the Bank.  Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB and the Bank, would be required to reimburse the FHLB for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially.  The Bank’s current lending strategy does not include originating new or additional credit enhancements.

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

The Bank maintains a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, IRR and liquidity.  The Asset/Liability Management Policy falls under the authority of the Company’s Board of Directors which in turn assigns its formulation, revision and administration to the Asset/Liability Committee (ALCO).  ALCO meets monthly and consists of certain senior officers of the Bank and one outside director.  The results of the monthly meetings are reported to the Company’s Board of Directors.  The primary duties of ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor the Bank’s capital position, review the current and prospective liquidity positions and monitor alternative funding sources.  The policy requires management to measure the Bank’s overall IRR exposure using NPV analysis and earnings-at-risk analysis.

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

The following table presents, as of June 30, 2009 and December 31, 2008, an analysis of the Bank’s IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.

	Net Portfolio Value
	At June 30, 2009			At December 31, 2008
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$185,671	$9,855	5.6%	$164,766	$9,082	5.8%
+200	184,001	8,185	4.7	163,073	7,389	4.7
+100	181,228	5,412	3.1	160,467	4,783	3.1
0	175,816	–	–	155,684	–	–
-100	161,175	(14,641)	(8.3)	142,862	(12,822)	(8.2)
-200	139,858	(35,958)	(20.5)	124,618	(31,006)	(20.0)

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

	Percentage of Deposits Maturing In First Year
	June 30, 2009	December 31, 2008
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the Bank’s projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at June 30, 2009 and December 31, 2008, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	June 30, 2009	December 31, 2008
Assumed Change in Interest Rates (Basis Points):
+300	(6.2)%	(3.3)%
+200	(3.7)	(1.8)
+100	(1.8)	(0.7)
-100	4.9	1.2
-200	8.1	1.6

The earnings-at-risk analysis suggests the Bank is subject to higher IRR in a rising rate environment than in a falling rate environment over a one-year period.  The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to fall 6.1% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase 4.9% in year one.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of the Bank’s assets and liabilities along with changes in interest rates.

The Bank manages its IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits and implementing various securities portfolio strategies.  The Bank currently plans on continuing to reduce its exposure to rising interest rates by limiting the duration of new securities purchases, purchasing floating-rate securities, and/or replacing floating-rate borrowed money with fixed-rate borrowed money.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At June 30, 2009, the Bank was in compliance with all of its tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.         Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2009 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2009 or during July 2009.  Under its repurchase plan publicly announced on March 20, 2008 for 530,000 shares, the Company has 448,612 shares that may yet be purchased.  The Company is currently prohibited from repurchasing its common stock without prior approval pursuant to an informal regulatory agreement with the OTS.

Item 3.	Defaults Upon Senior Securities

(a)	None.

(b)	Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	An annual meeting of shareholders of the Company was held on April 28, 2009 (Annual Meeting).

(b)	Not applicable.

(c)
There were 10,591,680 shares of the Company’s common stock eligible to be voted at the Annual Meeting and 8,707,131 shares were represented at the meeting by the holders thereof or by proxy, which constituted a quorum.  The items voted upon at the Annual Meeting and the votes for each proposal were as follows:

	(1)	Election of one director for a three-year term:

		Gene Diamond	6,095,585 FOR	2,611,546 WITHHELD

	(2)	Ratify the selection of BKD, LLP as the Company’s independent registered public accounting firm for the year ended December 31, 2009.

		7,524,772 FOR	1,148,037 AGAINST	34,322 ABSTAIN

There were no broker non-votes with respect to matters (1) and (2) considered at the Annual Meeting.

(d)	Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.       Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (4)
10.7*	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (4)
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (7)
10.10*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (8)
10.11*	Employment Agreement entered into between Citizens Financial Bank and Daryl D. Pomranke (4)
10.12*	Employment Agreement entered into between CFS Bancorp, Inc. and Daryl D. Pomranke (4)
10.13*	CFS Bancorp, Inc. 2009 Cash Incentive Compensation Program (9)
10.14*	CFS Bancorp, Inc. 2009 Service Retention Program Agreement (9)
10.15	Form of Indemnification Agreement, dated June 15, 2009, by and between the Company and each of Gene Diamond and Frank D. Lester (10)
10.16	Indemnification Agreement, dated June 15, 2009, by and between the Company and Lawrence T. Toombs (10)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 25, 2005.
(2)	Incorporated by Reference from the Company’s Form 8-K filed on October 25, 2007.
(3)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(4)	Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(5)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 23, 2001.
(6)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003.

(7)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 17, 2008.
(9)	Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(10)	Incorporated by Reference from the Company’s Form 8-K filed on June 19, 2009.
*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFS BANCORP, INC.

Date: July 27, 2009	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: July 27, 2009	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications