Form 10-Q
period 2009-11-05
CFS BANCORP INC
filed 2009-11-09
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The Registrant had 10,772,325 shares of Common Stock issued and outstanding as of November 6, 2009.

CFS BANCORP, INC.

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$22,040	$15,714
Interest-bearing deposits	261	3,133
Federal funds sold	–	259
Cash and cash equivalents	22,301	19,106
Securities available-for-sale, at fair value	205,877	251,270
Securities held-to-maturity, at cost	6,000	6,940
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	748,464	749,973
Allowance for losses on loans	(20,799)	(15,558)
Net loans	727,665	734,415
Interest receivable	3,614	4,325
Other real estate owned	7,421	3,242
Office properties and equipment	20,612	19,790
Investment in bank-owned life insurance	36,662	36,606
Net deferred tax assets	16,997	15,494
Other assets	7,327	6,723
Total assets	$1,078,420	$1,121,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$847,178	$824,097
Borrowed money	105,357	172,937
Advance payments by borrowers for taxes and insurance	7,349	4,320
Other liabilities	9,037	8,692
Total liabilities	968,921	1,010,046
Commitments and contingencies	–	–
Shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	–	–
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,773,173 and 10,674,511 shares outstanding	234	234
Additional paid-in capital	188,930	189,211
Retained earnings	78,675	81,525
Treasury stock, at cost; 12,650,133 and 12,748,795 shares	(157,041)	(157,466)
Unallocated common stock held by Employee Stock Ownership Plan	–	(832)
Accumulated other comprehensive loss, net of tax	(1,299)	(863)
Total shareholders’ equity	109,499	111,809
Total liabilities and shareholders’ equity	$1,078,420	$1,121,855

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$9,648	$10,739	$29,400	$34,823
Securities	2,742	3,278	8,805	9,529
Other	195	347	575	1,358
Total interest income	12,585	14,364	38,780	45,710
Interest expense:
Deposits	2,431	4,058	8,276	14,300
Borrowed money	758	1,399	2,598	5,241
Total interest expense	3,189	5,457	10,874	19,541
Net interest income	9,396	8,907	27,906	26,169
Provision for losses on loans	9,430	1,441	10,767	9,355
Net interest income (loss) after provision for losses on loans	(34)	7,466	17,139	16,814
Non-interest income:
Service charges and other fees	1,479	1,640	4,154	4,544
Card-based fees	429	408	1,249	1,203
Commission income	56	88	197	281
Security gains (losses), net	321	(3,470)	1,041	(3,983)
Other asset gains (losses), net other assets	(15)	11	(21)	8
Income from bank-owned life insurance	218	349	552	1,129
Other income	112	124	504	445
Total non-interest income	2,600	(850)	7,676	3,627
Non-interest expense:
Compensation and employee benefits	4,505	4,510	14,758	13,025
Net occupancy expense	763	865	2,410	2,406
FDIC insurance premiums	471	40	1,738	120
Professional fees	754	379	1,708	865
Furniture and equipment expense	526	562	1,581	1,656
Data processing	407	387	1,246	1,329
Marketing	155	289	571	675
Other real estate owned expenses	1,343	89	1,754	279
Loan collection expense	290	311	818	404
Other general and administrative expenses	1,034	1,243	3,035	3,645
Total non-interest expense	10,248	8,675	29,619	24,404
Loss before income taxes	(7,682)	(2,059)	(4,804)	(3,963)
Income tax benefit	(3,011)	(1,020)	(2,264)	(2,408)
Net loss	$(4,671)	$(1,039)	$(2,540)	$(1,555)

Per share data:
Basic loss per share	$(0.44)	$(0.10)	$(0.24)	$(0.15)
Diluted loss per share	(0.44)	(0.10)	(0.24)	(0.15)
Cash dividends declared per share	0.01	0.12	0.03	0.36
Weighted-average shares outstanding	10,603,828	10,269,945	10,563,814	10,315,899
Weighted-average diluted shares outstanding	10,695,719	10,406,919	10,674,247	10,539,043

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2008	$234	$191,162	$97,029	$(156,661)	$(3,126)	$1,776	$130,414
Net loss	–	–	(1,555)	–	–	–	(1,555)
Comprehensive loss: Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax	–	–	–	–	–	(2,240)	(2,240)
Total comprehensive loss	–	–	–	–	–	–	(3,795)
Purchase of treasury stock	–	–	–	(2,997)	–	–	(2,997)
Net distributions of Rabbi Trust shares	–	–	–	45	–	–	45
Shares earned under ESOP	–	64	–	–	234	–	298
Amortization of award under RRP	–	38	–	–	–	–	38
Forfeiture of RRP award	–	11	–	(11)	–	–	–
Unearned compensation restricted stock awards	–	(1,555)	–	1,555	–	–	–
Exercise of stock options	–	200	–	630	–	–	830
Tax benefit related to stock-based benefit plans	–	46	–	–	–	–	46
Dividends declared on common stock ($0.36 per share)	–	–	(3,778)	–	–	–	(3,778)
Balance at September 30, 2008	$234	$189,966	$91,696	$(157,439)	$(2,892)	$(464)	$121,101

Balance at January 1, 2009	$234	$189,211	$81,525	$(157,466)	$(832)	$(863)	$111,809
Net loss	–	–	(2,540)	–	–	–	(2,540)
Comprehensive loss: Change in unrealized depreciation on available-for-sale securities, net of reclassification and tax	–	–	–	–	–	(436)	(436)
Total comprehensive loss	–	–	–	–	–	–	(2,976)
Net distributions of Rabbi Trust shares	–	(414)	–	958	–	–	544
Shares earned under ESOP	–	(401)	–	–	832	–	431
Amortization of award under RRP	–	1	–	–	–	–	1
Forfeiture of restricted stock awards	–	906	–	(906)	–	–	–
Unearned compensation restricted stock awards	–	(373)	–	373	–	–	–
Dividends declared on common stock ($0.03 per share)	–	–	(310)	–	–	–	(310)
Balance at September 30, 2009	$234	$188,930	$78,675	$(157,041)	$–	$(1,299)	$109,499

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net loss	$(2,540)	$(1,555)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for losses on loans	10,767	9,355
Depreciation and amortization	1,171	1,312
Premium amortization on the early extinguishment of debt	157	1,246
Net discount accretion on securities available-for-sale	(1,136)	(871)
Impairment of securities available-for-sale	―	4,052
Deferred income tax benefit	(1,145)	(2,746)
Tax benefit from stock-based benefits	―	(46)
Amortization of cost of stock-based benefit plans	432	336
Proceeds from sale of loans held-for-sale	―	45
Securities gains, net	(1,041)	(69)
Other asset (gains) losses, net	21	(8)
Increase in cash surrender value of bank-owned life insurance	(552)	(1,129)
Decrease in other assets	1,483	126
Increase (decrease) in other liabilities	695	(5,505)
Net cash provided by operating activities	8,312	4,543
INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	11,657	1,992
Proceeds from maturities and paydowns	66,550	55,464
Purchases	(31,429)	(89,128)
Securities, held-to-maturity:
Proceeds from maturities and paydowns	940	440
Net loan (fundings) principal payments received	(9,940)	39,944
Proceeds from sale of real estate owned	408	263
Proceeds from bank-owned life insurance	496	1,169
Purchases of property and equipment	(1,993)	(1,844)
Net cash provided by investing activities	36,689	8,300
FINANCING ACTIVITIES
Proceeds from exercise of stock options	―	830
Tax benefit from stock-based benefits	―	46
Dividends paid on common stock	(649)	(3,895)
Purchase of treasury stock	―	(2,997)
Net distributions of Rabbi Trust shares	544	45
Net increase (decrease) in deposit accounts	23,007	(31,155)
Net increase in advance payments by borrowers for taxes and insurance	3,029	3,668
(Decrease) increase in short-term borrowed money	(9,511)	14,652
Proceeds from Federal Home Loan Bank borrowed money	119,000	75,000
Repayments of Federal Home Loan Bank borrowed money	(177,226)	(85,211)
Net cash used for financing activities	(41,806)	(29,017)
Increase (decrease) in cash and cash equivalents	3,195	(16,174)
Cash and cash equivalents at beginning of period	19,106	38,909
Cash and cash equivalents at end of period	$22,301	$22,735

Supplemental disclosures:
Loans transferred to real estate owned	$6,012	$2,480
Cash paid for interest on deposits	8,417	14,532
Cash paid for interest on borrowed money	2,483	4,030
Cash paid for taxes	460	800

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of September 30, 2009 and for the nine months ended September 30, 2009 and September 30, 2008 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for the interim periods.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results expected for the full year ending December 31, 2009.  The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations or cash flows in accordance with U.S. generally accepted accounting principles.  The September 30, 2009 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K.  The condensed consolidated statement of condition of the Company as of December 31, 2008 has been derived from the audited consolidated statement of condition as of that date.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided.  The determination of the allowance for losses on loans, valuations and impairments of securities, and the accounting for income tax expense are highly dependent on management’s estimates, judgments, and assumptions.  Changes in any of these could have a significant impact on the financial statements.

Some items in the prior period financial statements were reclassified to conform to the current period’s presentation.

Management has evaluated subsequent events through November 9, 2009, which is the date that the Company’s financial statements were issued.  No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

2.	Securities

The amortized cost of securities available-for-sale and their fair values are as follows:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At September 30, 2009:
Government sponsored entity (GSE) securities	$56,150	$56,022	$1,703	$	―	$57,725
Mortgage-backed securities	9,840	9,735	439		―	10,174
Collateralized mortgage obligations	66,080	64,690	1,460		(1,168)	64,982
Commercial mortgage-backed securities	50,962	50,369	1,495		(149)	51,715
Pooled trust preferred securities	30,359	27,189	―		(6,235)	20,954
Equity securities	5,837	―	327		―	327
	$219,228	$208,005	$5,424		$(7,552)	$205,877

Securities available-for-sale totaled $205.9 million at September 30, 2009 compared to $251.3 million at December 31, 2008.

At September 30, 2009, the Company had held-to-maturity securities with an amortized cost of $6.0 million and $193,000 of gross unrealized holding gains.

Securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are presented in the following table for the date indicated.

	September 30, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$8,176	$(202)	$15,710	$(966)	$23,886	$(1,168)
Commercial mortgage-backed securities	1,622	(16)	2,715	(133)	4,337	(149)
Pooled trust preferred securities	12,622	(3,793)	8,332	(2,442)	20,954	(6,235)
	$22,420	$(4,011)	$26,757	$(3,541)	$49,177	$(7,552)

On a quarterly basis, the Company evaluates securities available-for-sale with significant declines in fair value to determine whether they should be considered other-than-temporarily impaired.  Current accounting guidance generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.  At September 30, 2009, all of the Company’s securities available-for-sale with an unrealized loss position were, in management’s belief, primarily due to changes in market interest rates combined with an illiquid fixed-income market and not due to credit quality or other issuer specific factors.  In addition, the Company does not have the intent to sell these securities, and it is more likely than not these securities will not be sold prior to recovery of amortized cost; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at

September 30, 2009, did not constitute other-than-temporary impairments.

The amortized cost and fair value of securities at September 30, 2009, by contractual maturity, are shown in the tables below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
GSE and callable GSE securities:
Due in one year or less	$42,757	$43,730
Due after one year through five years	13,265	13,995
Mortgage-backed securities	9,735	10,174
Collateralized mortgage obligations	64,690	64,982
Commercial mortgage-backed securities	50,369	51,715
Pooled trust preferred securities	27,189	20,954
Equity securities	―	327
	$208,005	$205,877

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
State and municipal securities:
Due in one year or less	$2,000	$2,023
Due after one year through five years	4,000	4,170
	$6,000	$6,193

The carrying value of securities pledged as collateral to secure public deposits and for other purposes at September 30, 2009 and December 31, 2008 was $54.7 million and $63.0 million, respectively.  As of September 30, 2009 and December 31, 2008, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies, and GSEs, in an amount greater than 10% of shareholders’ equity.

3.	Fair Value Measurements

The Company measures fair value according to the Financial Accounting Standards Board Accounting Standards Codification (ASC) Fair Value Measurements and Disclosures (ASC 820-10).  ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, but not the valuation techniques themselves.  The fair value hierarchy is designed to indicate the relative reliability of the fair value measure.  The highest priority is given to quoted prices in active markets and the lowest to unobservable data such as the Company’s internal information.  ASC 820-10 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  There are three levels of inputs into the fair value hierarchy (Level 1 being the highest priority and Level 3 being the lowest priority):

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

The following tables set forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis at the dates indicated.

	Fair Value Measurements at September 30, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale:
Government sponsored entity (GSE) securities	$57,725	$	―	$57,725	$	―
Mortgage-backed securities	10,174		―	10,174		―
Collateralized mortgage obligations	64,982		―	64,982		―
Commercial mortgage-backed securities	51,715		―	51,715		―
Pooled trust preferred securities	20,954		―	―		20,954
Equity securities	327		327	―		―

	Fair Value Measurements at September 30, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale:
Government sponsored entity (GSE) securities	$107,564	$	―	$107,564	$	―
Mortgage-backed securities	11,017		―	11,017		―
Collateralized mortgage obligations	77,944		―	77,944		―
Commercial mortgage-backed securities	27,979		―	27,979		―
Pooled trust preferred securities	24,850		―	―		24,850
Equity securities	282		―	282		―

Securities available-for-sale are measured at fair value on a recurring basis.  Level 2 securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs.  The pricing provider utilizes evaluated pricing models that vary based on asset class.  These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing.  In addition, model processes, such as an option adjusted spread model is used to develop prepayment and interest rate scenarios for securities with prepayment features.

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

The Company determined that Level 3 pricing models should be utilized for valuing its investments in pooled trust preferred securities.  The market for these securities at September 30, 2009 was not active and markets for similar securities were also not active.  The two main investment firms covering pooled trust preferred securities noted there were no trades in senior tranches during the third quarter of 2009.  There are very few market participants who are willing and/or able to transact for these securities.  Given the absence of observable transactions in the secondary and new issue markets, management determined an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

Externally provided fair rates previously provided by a third-party were no longer available in the third quarter of 2009.  As such, the Company discontinued its use of the internal model and utilized the external fair values provided by the same third-party.  The external model uses deferral and default probabilities for underlying issuers, estimated deferral periods, and recovery rates on defaults.  In prior periods, the internal model’s fair values were similar to the external model’s fair values.  The internal model previously used by the Company assumed (i) any defaulted underlying issues would not have any recovery and (ii) underlying issues that are currently deferring or in receivership or conservatorship would eventually default and not have any recovery.  In addition, the Company’s internal model estimated cash flows to maturity and assumed no early redemptions of principal due to call options or successful auctions.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying condensed consolidated statement of condition using Level 3 inputs:

	Available-for-sale Securities
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$25,832	$24,133
Total realized and unrealized gains and losses:
Included in net income	―	―
Included in accumulated other comprehensive income	(4,749)	(2,700)
Purchases, issuances, and settlements	(129)	(479)
Transfers in and/or out of Level 3	―	―
Balance at end of period	$20,954	$20,954

The following tables set forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the three months ended September 30, 2009 and 2008.

	Fair Value Measurements at September 30, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$21,411	$	―	$	―	$21,411
Other real estate owned	3,181		―		―	3,181

	Fair Value Measurements at September 30, 2008
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$29,825	$	―	$	―	$29,825

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the third quarter of 2009.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $8.6 million for the nine months ended September 30, 2009.  This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in future earnings.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  The change in fair value of other real estate owned was $1.4 million for the nine months ended September 30, 2009 which was recorded directly as an adjustment to current earnings through other real estate owned expenses.

The Company may elect to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) according to ASC 825-10, Financial Instruments.  The Company is not currently engaged in any hedging activities and, as a result, did not elect to measure any financial instruments at fair value under ASC 825-10.

Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate their value, is summarized below.  The aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and fair values of financial instruments consist of the following:

	September 30,		December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$22,301	$22,301	$19,106	$19,106
Securities, available-for-sale	205,877	205,877	251,270	251,270
Securities, held-to-maturity	6,000	6,193	6,940	7,101
Federal Home Loan Bank stock	23,944	23,944	23,944	23,944
Loans receivable, net of allowance for losses on loans	727,665	731,690	734,415	741,440
Interest receivable	3,614	3,614	4,325	4,325
Total financial assets	$989,401	$993,619	$1,040,000	$1,047,186
Financial Liabilities
Deposits	$847,178	$848,564	$824,097	$827,389
Borrowed money	105,357	107,713	172,937	177,087
Interest payable	187	187	370	370
Total financial liabilities	$952,722	$956,464	$997,404	$1,004,846

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

The fair value of checking, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  The fair value of borrowed money is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Company’s off-balance sheet instruments approximates their book value and is not included in the above table.

4.	Earnings Per Share

Amounts reported in earnings per share reflect earnings available to common shareholders for the period divided by the weighted-average number of shares of common stock outstanding during the period, exclusive of unearned Employee Stock Ownership Program (ESOP) shares and unvested restricted stock shares.  Stock options,  restricted stock, and treasury shares held in Rabbi Trust accounts are regarded as common stock equivalents and are considered in the diluted earnings per share calculations to the extent that they would have a dilutive effect if converted to common stock, computed using the “treasury stock” method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Net loss	$(4,671)	$(1,039)	$(2,540)	$(1,555)

Weighted-average common shares outstanding	10,603,828	10,269,945	10,563,814	10,315,899
Weighted-average common share equivalents	91,891	136,974	110,433	223,144
Weighted-average common shares and common share equivalents outstanding	10,695,719	10,406,919	10,674,247	10,539,043

Basic loss per share	$(0.44)	$(0.10)	$(0.24)	$(0.15)
Diluted loss per share	(0.44)	(0.10)	(0.24)	(0.15)

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	778,795	1,076,445	898,824	498,233
Weighted-average exercise price of anti-dilutive option shares	$13.08	$12.38	$12.69	$12.99

5.	Share-Based Compensation

The Company accounts for its stock options in accordance with ASC 718-10, Compensation – Stock Based Compensation.  ASC 718-10 addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights.  ASC 718-10 requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the service period of the awards.

For additional details on the Company’s share-based compensation plans and related disclosures, see Note 9 to the consolidated financial statements as presented in the Company’s 2008 Annual Report on Form 10-K.

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there are 64,500 shares that had not yet been issued or were forfeited, cancelled or unexercised at the end of the option term under the 2003 Stock Option Plan that are available for any type of stock-based awards in the future under the Equity Incentive Plan.  No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year.  At September 30, 2009, 168,836 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

The following table presents the activity for restricted stock for the nine months ended September 30, 2009.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2008	109,452	$14.02
Granted	119,772	3.12
Vested	(105)	14.64
Forfeited	(63,455)	14.27
Unvested as of September 30, 2009	165,664	$6.04

The compensation expense related to restricted stock for the three months ended September 30, 2009 and 2008 totaled $61,000 and $37,000, respectively.  The compensation expense for the nine months ended September 30, 2009 and 2008 was $173,000 and $69,000, respectively.  At September 30, 2009, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $1.0 million.  This cost is expected to be recognized over a weighted-average period of 3.3 years which is subject to the actual number of shares earned and vested.

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

The following table presents the activity under the Company’s stock option plans for the nine months ended September 30, 2009.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at January 1, 2009	1,130,245	$12.15
Granted	―	―
Exercised	―	―
Forfeited	―	―
Expired unexercised	(351,450)	10.10
Options outstanding at September 30, 2009	778,795	$13.08
Options exercisable at September 30, 2009	778,795	$13.08

For stock options outstanding at September 30, 2009, the range of exercise prices was $8.44 to $14.76 and the weighted-average remaining contractual term was 3.5 years.  At September 30, 2009, all of the Company’s outstanding stock options were out-of-the-money.

There were no stock options exercised during the three or nine months ended September 30, 2009.  The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $135,000 and resulted in cash receipts of $830,000 and a tax benefit of $46,000.

The Company reissues treasury shares to satisfy option exercises.

6.	Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$247	$(7,504)
Related tax (expense) benefit	(16)	2,769
Net	231	(4,735)
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses)	1,041	(3,983)
Related tax (expense) benefit	(374)	1,488
Net	667	(2,495)
Total other comprehensive loss	$(436)	$(2,240)

7.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) approved the Financial Accounting Standards Board Accounting Standards Codification (Codification) as the single source for authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP) which was launched on July 1, 2009.  The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification is non-authoritative.  The Codification was effective for the Company during its interim period ending September 30, 2009 and did not have a material impact on its financial condition, results of operations or its financial reporting process.

In June 2009 the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, (SFAS 166) which pertains to securitizations.  SFAS 166, which amends SFAS 140, will require more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets.  SFAS 166 is effective for the first fiscal year beginning after November 15, 2009.  The Company will adopt this Standard effective January 1, 2010 and believes it will not have a material effect on its financial position or results of operations.

In June 2009 the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), (SFAS 167) which pertains to special purpose entities.  SFAS 167, which amends FIN 46(R), to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity.  SFAS 167 is effective for the first fiscal year beginning after November 15, 2009.  The Company will adopt this Standard effective January 1, 2010.  The Company does not have any special purpose entities and believes the adoption of this standard will not have a material effect on its financial position or results of operations.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements contained in this Form 10-Q, in other filings with the U.S. Securities and Exchange Commission (SEC), and in press releases or other shareholder communications are forward-looking statements, as that term is defined in U.S. federal securities laws.  Generally, these statements relate to our business plans or strategies, projections involving anticipated revenues, earnings, profitability or other aspects of operating results or other future developments in our affairs or the industry in which we conduct business.  Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “would be,” “will,” “intend to,” “project”  or similar expressions or the negative thereof.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We also advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in our lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles, ability to realize deferred tax assets, competitive and regulatory factors, and successful execution of our strategy and our Strategic Growth and Diversification Plan could affect our financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.  For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part II. Item 1A.  Risk Factors” of this Form 10-Q as well as “Part I. Item 1A.  Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2008.  Such forward-looking statements are not guarantees of future performance.  We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

During the third quarter of 2009, we recorded a net loss of $4.7 million, or $(0.44) per share.  Rapid declines in real estate collateral values on non-performing assets resulted in a significant increase in our provision for loan losses as well as a $1.3 million increase in the valuation allowances on other real estate owned (OREO).  In addition, higher professional fees related to a shareholder derivative demand and higher FDIC insurance premiums negatively impacted earnings.  These factors exceeded reductions in controllable overhead costs, increases in non-interest income, and increases in net interest income attributable to higher net interest margins.  Our net interest margin continues to benefit from relatively lower interest rates and lower premium amortization on FHLB debt.

The deposit environment has become more favorable with consumer savings rates on the rise and overall pricing within the industry being more rational than in the recent past.  We continue to focus on building new and deepening existing client relationships while remaining disciplined in our pricing, particularly our certificates of deposit.  At September 30, 2009, our total core deposits increased $34.3 million, or 7.6%, from December 31, 2008.

 Our net loss for the year caused our tangible common equity to decrease to $109.5 million, or 10.27% of tangible assets at September 30, 2009 from $111.8 million or 10.01% of tangible assets at December 31, 2008.  Our net loss for the year combined with a $7.8 million increase in the disallowance of deferred tax assets for regulatory capital purposes caused the Bank’s risk-based capital ratio to decrease to 12.02% from 13.21% at December 31, 2008.  At September 30, 2009, the Bank’s risk-based capital ratio exceeded the regulatory limit of 10% to be considered “well-capitalized” by $17.3 million.

Progress on Strategic Growth and Diversification Plan

Our Strategic Growth and Diversification Plan is built around four core objectives:  decreasing non-performing loans; ensuring costs are appropriate given our targeted future asset base; growing while diversifying by targeting small and mid-sized business owners for relationship-based banking opportunities; and expanding and deepening our relationships with our clients by meeting a higher percentage of our clients’ financial service needs.

Progress on the Strategic Growth and Diversification plan has been negatively impacted by the length and severity of the current recession.  The current recession started in December 2007, according to the National Bureau of Economic Research (NBER).  Even if it had ended, as some economic observers have indicated, early in the third quarter of 2009, the current contraction would represent the longest period of U.S. economic contraction in the post World War II era.  For comparison, the average length of the ten prior postwar contraction periods was ten months.

The decline in the real estate collateral values supporting many of our non-performing loans and OREO led to material increases in impairment reserves on loans, net charge-offs, and valuation allowances on OREO during the quarter.  These non-performing assets represent a significant drag on earnings for a number of reasons, and we are committed to addressing these problem credits in an aggressive, yet prudent, manner within the constraints of current and forecasted market conditions.

Our ability to achieve targeted earning asset levels has been hampered by current economic and regulatory conditions.  Our efforts to attract new business banking clients and deepen relationships with current clients are progressing; however, our successes in this arena have resulted in slower asset and income growth rates than would be achieved in normal economic times.  Growth remains a strategic priority, but expectations of future growth are tempered by the reality of the market.  We believe that we will be able to achieve quality, relationship-based loan growth over time and as the economy recovers.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. GAAP which requires us to establish various accounting policies.  Certain of these accounting policies require us to make estimates, judgments or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  The estimates, judgments, and assumptions used by us are based on historical experience, projected results, internal cash flow modeling techniques and other factors which we believe are reasonable under the circumstances.

Significant accounting policies are presented in Note 1 to the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K for December 31, 2008.  These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in our financial statements.  We view critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.  We currently view the determination of the allowance for losses on loans, valuations and impairments of securities, and the accounting for income taxes to be critical accounting policies.

Allowance for Losses on Loans.  We maintain our allowance for losses on loans at a level we believe is sufficient to absorb credit losses inherent in our loan portfolio.  The allowance for losses on loans represents our estimate of probable incurred losses in our loan portfolio at each statement of condition date and is based on our review of available and relevant information.

One component of our allowance for losses on loans contains allocations for probable inherent but undetected losses within various pools of loans with similar characteristics pursuant to ASC 450-10, Contingencies.  This component is based in part on certain loss factors applied to various loan pools as stratified by us.  In determining the appropriate loss factors for these loan pools, we consider historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions.

The second component of our allowance for losses on loans contains allocations for probable losses that we have identified relating to specific borrowing relationships pursuant to ASC 310-10, Receivables.  This component consists of expected losses resulting in specific credit allocations for individual loans not considered within the above mentioned loan pools.  The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

Loan losses are charged off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged off are credited to the allowance.  We assess the adequacy of the allowance for losses on loans on a quarterly basis and adjust the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level we deem appropriate.  Our evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from our estimates, an additional provision for losses on loans could be required which could adversely affect earnings or our financial position in future periods.  In addition, various regulatory agencies, as an integral part of their examination processes, periodically review our allowance for losses on loans and the carrying value of our other non-performing loans, based on information available to them at the time of their examinations.  Any of these agencies could require us to make additional provisions for losses on loans.

Securities.  Under ASC 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale or trading.  We determine the appropriate classification at the time of purchase.  The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities.  Debt securities are classified as held-to-maturity and carried at amortized cost when we have the positive intent and we have the ability to hold the securities to maturity.  Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

The fair values of our securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs.  Certain of the fair values of securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the securities.  These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third party pricing services, our judgment is necessary to determine fair value.  As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics and implied volatilities.

We evaluate all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10, Investments – Debt and Equity Securities.  In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and our ability and intent to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

If we determine that an investment experienced an OTTI, we must then determine the amount of the OTTI to be recognized in earnings.  If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.  If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.  From time to time we may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Income Tax Accounting.  We file a consolidated federal income tax return. The provision for income taxes is based upon income in our consolidated financial statements, rather than amounts reported on our income tax return.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of a change in tax rates on our deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date.

Under U.S. GAAP, a valuation allowance is required to be recognized if it is “more likely than not” that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carry-back years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At September 30, 2009 and December 31, 2008, we determined that valuation allowances were not necessary, largely based on available tax planning strategies and our projections of future taxable income.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination.  The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities.  Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts.  Differences between our position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at September 30, 2009.

Average Balances, Net Interest Income, Yields Earned and Rates Paid

The following tables provide information regarding (i) interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin.  Information is based on average daily balances during the periods indicated.

	Three Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$747,491	$9,648	5.12%	$728,312	$10,739	5.87%
Securities (2)	222,025	2,742	4.83	261,574	3,278	4.90
Other interest-earning assets (3)	26,529	195	2.92	31,143	347	4.43
Total interest-earning assets	996,045	12,585	5.01	1,021,029	14,364	5.60

Non-interest earning assets	93,065			82,098
Total assets	$1,089,110			$1,103,127

Interest-bearing liabilities:
Deposits:
Checking accounts	$133,719	74	0.22	$104,159	141	0.54
Money market accounts	154,347	263	0.68	181,771	887	1.94
Savings accounts	118,134	98	0.33	122,037	140	0.46
Certificates of deposit	364,876	1,996	2.17	367,993	2,890	3.12
Total deposits	771,076	2,431	1.25	775,960	4,058	2.08

Borrowed money:
Other short-term borrowed money (4)	11,969	24	0.80	29,140	129	1.76
FHLB borrowed money (5)(6)	104,253	734	2.76	94,118	1,270	5.28
Total borrowed money	116,222	758	2.55	123,258	1,399	4.44
Total interest-bearing liabilities	887,298	3,189	1.43	899,218	5,457	2.41
Non-interest bearing deposits	69,341			63,418
Non-interest bearing liabilities	17,060			17,298
Total liabilities	973,699			979,934
Shareholders’ equity	115,411			123,193
Total liabilities and shareholders’ equity	$1,089,110			$1,103,127
Net interest-earning assets	$108,747			$121,811
Net interest income / interest rate spread		$9,396	3.58%		$8,907	3.19%
Net interest margin			3.74%			3.47%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.26%			113.55%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank (FHLB) stock, money market accounts, federal funds sold, and interest-earning bank deposits.
(4)	Includes federal funds purchased, overnight borrowings from the Federal Reserve Bank discount window and repurchase agreements (Repo Sweeps).
(5)
The 2009 period includes an average of $104.3 million of contractual FHLB borrowed money reduced by an average of $31,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $24,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 2.55% compared to the average rate for the period of 2.47%.

(6)
The 2008 period includes an average of $94.6 million of contractual FHLB borrowed money reduced by an average of $531,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $270,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 4.44% compared to the average rate for the period of 3.58%.

	Nine Months Ended September 30,
	2009			2008
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$750,071	$29,400	5.24%	$752,672	$34,823	6.18%
Securities (2)	232,953	8,805	4.98	251,608	9,529	4.98
Other interest-earning assets (3)	29,903	575	2.57	50,492	1,358	3.59
Total interest-earning assets	1,012,927	38,780	5.12	1,054,772	45,710	5.79

Non-interest earning assets	88,101			85,156
Total assets	$1,101,028			$1,139,928

Interest-bearing liabilities:
Deposits:
Checking accounts	$127,032	281	0.30	$105,791	498	0.63
Money market accounts	158,125	881	0.74	187,363	3,152	2.25
Savings accounts	118,216	304	0.34	123,822	465	0.50
Certificates of deposit	367,274	6,810	2.48	374,514	10,185	3.63
Total deposits	770,647	8,276	1.44	791,490	14,300	2.41

Borrowed money:
Other short-term borrowed money (4)	13,412	77	0.77	25,323	367	1.94
FHLB borrowed money (5)(6)	122,727	2,521	2.71	115,575	4,874	5.54
Total borrowed money	136,139	2,598	2.52	140,898	5,241	4.89
Total interest-bearing liabilities	906,786	10,874	1.60	932,388	19,541	2.80
Non-interest bearing deposits	65,919			62,357
Non-interest bearing liabilities	15,168			16,597
Total liabilities	987,873			1,011,342
Shareholders' equity	113,155			128,586
Total liabilities and shareholders' equity	$1,101,028			$1,139,928
Net interest-earning assets	$106,141			$122,384
Net interest income / interest rate spread		$27,906	3.52%		$26,169	2.99%
Net interest margin			3.68%			3.31%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.71%			113.13%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank (FHLB) stock, money market accounts, federal funds sold, and interest-earning bank deposits.
(4)	Includes federal funds purchased, overnight borrowings from the Federal Reserve Bank discount window and repurchase agreements (Repo Sweeps).
(5)
The 2009 period includes an average of $122.8 million of contractual FHLB borrowed money reduced by an average of $81,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowed money includes $157,000 of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money to 2.52% compared to the average rate for the period of 2.36%.

(6)
The 2008 period includes an average of $116.5 million of contractual FHLB borrowed money reduced by an average of $929,000 of unamortized premium on the early extinguishment of debt.  Interest expense on borrowed money includes $1.2 million of amortization of the deferred premium on the early extinguishment of debt.  The amortization of the deferred premium increased the average cost of borrowed money as reported to 4.89% compared to the average rate for the period of 3.73%.

Rate/Volume Analysis

The following tables detail the effects of changing rates and volumes on net interest income.  Information is provided with respect to (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

	Three Months Ended September 30,
	2009 compared to 2008
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(1,339)	$283	$(35)	$(1,091)
Securities	(46)	(497)	7	(536)
Other interest-earning assets	(118)	(51)	17	(152)
Total net change in income on interest-earning assets	(1,503)	(265)	(11)	(1,779)
Interest-bearing liabilities:
Deposits:
Checking accounts	(83)	40	(24)	(67)
Money market accounts	(577)	(134)	87	(624)
Savings accounts	(39)	(4)	1	(42)
Certificates of deposit	(875)	(25)	6	(894)
Total deposits	(1,574)	(123)	70	(1,627)
Borrowed money:
Other short-term borrowings	(71)	(76)	42	(105)
FHLB borrowings	(608)	137	(65)	(536)
Total borrowed money	(679)	61	(23)	(641)
Total net change in expense on interest-bearing liabilities	(2,253)	(62)	47	(2,268)
Net change in net interest income	$750	$(203)	$(58)	$489

	Nine Months Ended September 30,
	2009 compared to 2008
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,321)	$(120)	$18	$(5,423)
Securities	(22)	(704)	2	(724)
Other interest-earning assets	(387)	(553)	157	(783)
Total net change in income on interest-earning assets	(5,730)	(1,377)	177	(6,930)
Interest-bearing liabilities:
Deposits:
Checking accounts	(264)	100	(53)	(217)
Money market accounts	(2,109)	(492)	330	(2,271)
Savings accounts	(147)	(21)	7	(161)
Certificates of deposit	(3,236)	(199)	60	(3,375)
Total deposits	(5,756)	(612)	344	(6,024)
Borrowed money:
Other short-term borrowings	(222)	(173)	105	(290)
FHLB debt	(2,500)	302	(155)	(2,353)
Total borrowed money	(2,722)	129	(50)	(2,643)
Total net change in expense on interest-bearing liabilities	(8,478)	(483)	294	(8,667)
Net change in net interest income	$2,748	$(894)	$(117)	$1,737

Analysis of Statements of Income

Net Interest Margin.  Net interest margin for the three months ended September 30, 2009 increased 27 basis points to 3.74% from 3.47% for the comparable 2008 period.  Net interest margin for the nine months ended September 30, 2009 increased 37 basis points to 3.68% from 3.31% for the 2008 period.  Our net interest margin expanded as a result of a decrease in the cost of our interest-bearing deposits and borrowed money for the 2009 periods.  In addition, interest expense was favorably impacted by the decrease in the amount of interest expense related to the amortization of the deferred premium on the early extinguishment of Federal Home Loan Bank (FHLB) debt.

Interest Income.  Interest income decreased 12.4% to $12.6 million for the three months ended September 30, 2009 compared to $14.4 million for the comparable 2008 period.  For the nine months ended September 30, 2009, interest income decreased 15.2% to $38.8 million from $45.7 million for the 2008 period.  The weighted-average yield on interest-earning assets decreased 59 and 67 basis points to 5.01% and 5.12%, respectively, for the three and nine months ended September 30, 2009 when compared to the 2008 periods.  The decreases were primarily a result of lower market rates of interest during 2009 coupled with a 9.4% increase in non-performing assets since December 31, 2008.

Interest Expense.  Interest expense decreased 41.6% to $3.2 million for the three months ended September 30, 2009 compared to $5.5 million for the comparable 2008 period.  For the nine months ended September 30, 2009, interest expense decreased 44.4% to $10.9 million from $19.5 million for the 2008 period.

Interest expense on interest-bearing deposits decreased 40.1% to $2.4 million for the three months ended September 30, 2009 compared to $4.1 million for the 2008 period.  For the nine months ended September 30, 2009, interest expense on interest-bearing deposits decreased 42.1% to $8.3 million compared to $14.3 million for the 2008 period.  The average cost of interest-bearing deposits decreased 83 and 97 basis points, respectively, for the three and nine months ended September 30, 2009 from the 2008 periods as a result of lower interest rates paid on money market accounts combined with the repricing of certificate of deposit accounts at lower current market interest rates.

Interest expense on borrowed money decreased 45.8% to $758,000 for the three months ended September 30, 2009 from $1.4 million for the 2008 period.  Interest expense on borrowed money decreased 50.4% to $2.6 million for the nine months ended September 30, 2009 from $5.2 million for the 2008 period.  The decrease was primarily the result of downward repricing of borrowed money due to lower market interest rates.  In addition, the amortization of the deferred premium on FHLB debt that is included in total interest expense on borrowed money decreased to $157,000 for the nine months ended September 30, 2009 from $1.2 million for the comparable 2008 period.  The premium amortization adversely impacted net interest margin by one basis point and 11 basis points, respectively, for the third quarter of 2009 and the third quarter of 2008.  The remaining unamortized premium totals $17,000 and will be fully recognized as of December 31, 2009.  Interest expense on borrowed money is detailed in the table below for the periods indicated.

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest expense on short-term borrowed money at contractual rates	$24	$129	$(105)	NM
Interest expense on FHLB borrowed money at contractual rates	710	1,000	(290)	(29.0)
Amortization of deferred premium	24	270	(246)	NM
Total interest expense on borrowings	$758	$1,399	$(641)	(45.8)

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Interest expense on short-term borrowed money at contractual rates	$77	$367	$(290)	NM
Interest expense on FHLB borrowed money at contractual rates	2,364	3,628	(1,264)	(34.8)
Amortization of deferred premium	157	1,246	(1,089)	NM
Total interest expense on borrowings	$2,598	$5,241	$(2,643)	(50.4)

Provision for losses on loans.  Provision for losses on loans was $9.4 million for the three months ended September 30, 2009 compared to $1.4 million for the 2008 period.  The provision for losses on loans was $10.8 million compared to $9.4 million, respectively, for the nine months ended September 30, 2009 and 2008.  For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest income.  Non-interest income increased to $2.6 million and $7.7 million, respectively, for the three and nine months ended September 30, 2009 compared to a net expense of $850,000 for the three months ended September 30, 2008 and income $3.6 million for the nine months ended September 30, 2008.  The following tables identify the changes in non-interest income for the periods presented:

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,479	$1,640	$(161)	(9.8)%
Card-based fees	429	408	21	5.1
Commission income	56	88	(32)	(36.4)
Subtotal fee based revenues	1,964	2,136	(172)	(8.1)
Income from bank-owned life insurance	218	349	(131)	(37.5)
Other income	112	124	(12)	(9.7)
Subtotal	2,294	2,609	(315)	(12.1)
Security gains (losses), net	321	(3,470)	3,791	NM
Other asset gains (losses), net	(15)	11	(26)	NM
Total non-interest income	$2,600	$(850)	$3,450	NM

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$4,154	$4,544	$(390)	(8.6)%
Card-based fees	1,249	1,203	46	3.8
Commission income	197	281	(84)	(29.9)
Subtotal fee based revenues	5,600	6,028	(428)	(7.1)
Income from bank-owned life insurance	552	1,129	(577)	(51.1)
Other income	504	445	59	13.3
Subtotal	6,656	7,602	(946)	(12.4)
Security gains (losses), net	1,041	(3,983)	5,024	NM
Other asset gains (losses), net	(21)	8	(29)	NM
Total non-interest income	$7,676	$3,627	$4,049	111.6%

Service charges and other fees decreased during the 2009 periods from the comparable 2008 periods due to reduced volume of non-sufficient funds transactions.  Commission income from our third-party service provider from the sale of non-deposit investment products decreased due to decreased sales activity.  Income from bank-owned life insurance policies decreased due to lower interest crediting rates resulting from the reduction in general market interest rates.  For information related to net security gains and losses, see “Changes in Financial Condition – Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest expense.  Non-interest expense increased to $10.2 million and $29.6 million, respectively, for the three and nine months ended September 30, 2009 compared to $8.7 million and $24.4 million, respectively, for the 2008 periods.  The following tables identify the changes in non-interest expense for the periods presented:

	Three Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,650	$3,789	$(139)	(3.7)%
Retirement and stock related compensation	372	365	7	1.9
Medical and life benefits	475	345	130	37.7
Other employee benefits	8	11	(3)	(27.3)
Subtotal compensation and employee benefits	4,505	4,510	(5)	(0.1)
Net occupancy expense	763	865	(102)	(11.8)
FDIC insurance premiums	471	80	391	NM
Professional fees	754	379	375	98.9
Furniture and equipment expense	526	562	(36)	(6.4)
Data processing	407	387	20	5.2
Marketing	155	289	(134)	(46.4)
OREO related expenses	1,343	89	1,254	NM
Loan collection expenses	290	311	(21)	(6.8)
Other general and administrative expense	1,034	1,203	(169)	(14.0)
Total non-interest expense	$10,248	$8,675	$1,573	18.1%

	Nine Months Ended September 30,
	2009	2008	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$12,288	$11,266	$1,022	9.1%
Retirement and stock related compensation	1,373	654	719	109.9
Medical and life benefits	1,055	1,020	35	3.4
Other employee benefits	42	85	(43)	(50.6)
Subtotal compensation and employee benefits	14,758	13,025	1,733	13.3
Net occupancy expense	2,410	2,406	4	0.2
FDIC insurance premiums	1,738	120	1,618	NM
Professional fees	1,708	865	843	97.5
Furniture and equipment expense	1,581	1,656	(75)	(4.5)
Data processing	1,246	1,329	(83)	(6.2)
Marketing	571	675	(104)	(15.4)
OREO related expenses	1,754	279	1,475	NM
Loan collection expenses	818	404	414	102.5
Other general and administrative expense	3,035	3,645	(610)	(16.7)
Total non-interest expense	$29,619	$24,404	$5,215	21.4%

Compensation and mandatory benefits expense increased during the nine months ended September 30, 2009 period due to nine months of compensation costs associated with the mid-2008 hiring of Business Banking Relationship Managers and managers in loan operations and retail branches.  Retirement and stock related compensation increased mainly due to the absence of a $698,000 credit relating to our deferred compensation plans recorded in the 2008 period.  During the third quarter of 2009, we amended our deferred compensation plan agreements to eliminate the ability of plan participants to diversify out of our common stock and to require distributions be made in our common stock.  As a result, changes in the price of our common stock on shares held within the plan are no longer required to be recorded as compensation expense under U.S. GAAP.  Prior to the amendment, changes in the price of our common stock on shares held within the plan were recorded as an adjustment to retirement and stock related compensation.

Our FDIC insurance premiums increased $391,000 and $1.6 million, respectively, during the three and nine months ended September 30, 2009 due to the adoption of the FDIC’s Restoration Plan.  The increases in our FDIC insurance premiums included the industry-wide rate increases effective in 2009, the FDIC’s second quarter of 2009 special assessment, and the utilization of the FDIC insurance premium credits in 2008.  Our FDIC insurance premiums could increase in the near term due to industry-wide increases in assessment rates.

Professional fees also increased $375,000 and $843,000, respectively, during the three and nine months ended September 30, 2009 compared to the 2008 periods as a result of increased fees related to a shareholder derivative demand made late in the first quarter of 2009; additional regulatory compliance needs; supervisory examinations; and additional consulting fees.  During 2009, we have incurred $622,000 in expenses relating to the shareholder derivative demand.

Costs related to OREO properties also increased during the quarter and year to date periods primarily due to increased valuation allowances and required expenses on our properties.  Of the increase, $1.1 million was directly related to the increase in the valuation reserve of one commercial real estate property caused by the decline in its net realizable value.

The efficiency ratio for the third quarter of 2009 improved to 85.4% from 107.7% for the 2008 period primarily due to the absence of impairment on available-for-sale securities in the 2009 period.  The core efficiency ratio was 87.5% and 73.6%, respectively, for the same periods.  The efficiency ratio and core efficiency ratio were negatively affected by increased non-interest expense as discussed above.  The efficiency ratio and core efficiency ratio for the nine months ended September 30, 2009 were 83.2% and 83.9%, respectively, compared to 81.9% and 69.7% for the 2008 periods.  The ratios for the nine months ended September 30, 2009 were negatively affected by the increased non-interest expense as previously discussed.  The efficiency and core efficiency ratios are presented in the following table for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Efficiency ratio:
Non-interest expense	$10,248	$8,675	$29,619	$24,404
Net interest income plus non-interest income	$11,996	$8,057	$35,582	$29,796
Efficiency ratio	85.4%	107.7%	83.2%	81.9%

Core efficiency ratio:
Non-interest expense	$10,248	$8,675	$29,619	$24,404
Special assessment – FDIC insurance	―	―	(495)	―
Non-interest expense – as adjusted	10,248	8,675	29,124	24,404

Net interest income plus non-interest income	$11,996	$8,057	$35,582	$29,796
Adjustments:
Security (gains) losses, net	(321)	3,470	(1,041)	3,983
Other asset (gains) losses, net	15	(11)	21	(8)
Amortization of deferred premium on the early extinguishment of debt	24	270	157	1,246
Net interest income plus non-interest income – as adjusted	$11,714	$11,786	$34,719	$35,017
Core efficiency ratio	87.5%	73.6%	83.9%	69.7%

Management has historically used an efficiency ratio that is a non-U.S. GAAP financial measure of operating expense control and operating efficiency.  The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of non-interest income and net interest income.  Many financial institutions, in calculating the efficiency ratio, adjust non-interest income and expense (as calculated under U.S. GAAP) to exclude certain component elements, such as gains or losses on sales of securities and assets.  Management follows this practice to calculate its core efficiency ratio and utilizes this non-U.S. GAAP measure in its analysis of our performance.  The core efficiency ratio is different from the U.S. GAAP-based efficiency ratio.  The U.S. GAAP-based measure is calculated using non-interest expense, net interest income, and non-interest income as presented in the condensed consolidated statements of operations.

The core efficiency ratio is calculated as non-interest expense less the FDIC special assessment divided by the sum of net interest income, excluding the Premium Amortization, and non-interest income, adjusted for gains or losses on the sale of securities and other assets, and other-than-temporary impairments.  Management believes that, when presented along with the U.S. GAAP efficiency ratio, the core efficiency ratio enhances investors’ understanding of our business and performance.  The measure is also believed to be useful in understanding our performance trends and to facilitate comparisons with the performance of others in the financial services industry.  Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of our financial performance, and better reflects our core operating activities.

The risks associated with utilizing operating measures (such as the efficiency ratio) are that various persons might disagree as to the appropriateness of items included or excluded in these measures and that other companies might calculate these measures differently.  Management compensates for these limitations by providing detailed reconciliations between U.S. GAAP information and our core efficiency ratio as noted above; however, these disclosures should not be considered an alternative to U.S. GAAP.

Income Tax Benefit.  The income tax benefit totaled $3.0 million for the third quarter of 2009 compared to $1.0 million for the comparable 2008 period.  The increase in income tax benefit was due to higher pre-tax losses for the 2009 period compared to the 2008 period.  The income tax benefit for the nine months ended September 30, 2009 was $2.3 million compared to $2.4 million for the comparable 2008 period.

Changes in Financial Condition

Securities. The size and composition of our securities portfolio is managed to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines and to meet pledging and liquidity requirements.

The amortized cost of securities available-for-sale and their fair values were as follows at the dates indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At September 30, 2009:
Government sponsored entity (GSE) securities	$56,150	$56,022	$1,703	$	―	$57,725
Mortgage-backed securities	9,840	9,735	439		―	10,174
Collateralized mortgage obligations	66,080	64,690	1,460		(1,168)	64,982
Commercial mortgage-backed securities	50,962	50,369	1,495		(149)	51,715
Pooled trust preferred securities	30,359	27,189	―		(6,235)	20,954
Equity securities	5,837	―	327		―	327
	$219,228	$208,005	$5,424		$(7,552)	$205,877

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At December 31, 2008:
Government sponsored entity (GSE) securities	$98,400	$97,987	$4,358	$	―	$102,345
Mortgage-backed securities	10,881	10,774	83		(1)	10,856
Collateralized mortgage obligations	78,276	76,506	919		(1,882)	75,543
Commercial mortgage-backed securities	40,511	39,669	203		(1,479)	38,393
Pooled trust preferred securities	30,966	27,668	―		(3,535)	24,133
Equity securities	5,837	―	―		―	―
	$264,871	$252,604	$5,563		$(6,897)	$251,270

Securities available-for-sale totaled $205.9 million at September 30, 2009 compared to $251.3 million at December 31, 2008.  During the nine months ended September 30, 2009, we sold $9.2 million of GSE securities and with a weighted average maturity of 2.3 years and $1.4 million of commercial mortgage-backed securities.  The sales resulted in gains totaling $1.0 million.  We utilized the proceeds from the sales and from $33.0 million of maturities and paydowns of GSE securities to repay overnight and maturing FHLB borrowings during 2009.

The collateralized mortgage obligation portfolio is comprised of 90% AAA-rated securities mainly backed by conventional residential mortgages, with 15-year, fixed-rate, prime loans originated prior to 2005, low historical delinquencies, weighted-average credit scores in excess of 725, and loan-to-values under 50%.  The underlying collateral of the collateralized mortgage obligation portfolio had a weighted-average 90-day delinquency ratio of 0.48% at September 30, 2009.

The commercial mortgage-backed securities portfolio consists mainly of short-term, senior tranches of seasoned issues with extensive subordination and limited balloon risk.  All bonds are rated AAA.  The majority of the tranches owned can withstand 100% of the collateral defaulting over the next year with recovery rates of fifty-cents-on-the-dollar with no risk to principal.

Our investments in pooled trust preferred securities are all “Super Senior” and backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the super senior tranches.

At September 30, 2009 and December 31, 2008, we had held-to-maturity securities with an amortized cost of $6.0 million and $6.9 million, respectively, invested in state and municipal securities.  The securities had $193,000 and $161,000, respectively, in gross unrecognized holding gains at September 30, 2009 and December 31, 2008.

Loans.  Loans receivable, net of unearned fees, and the percentage of loans by category are presented in the following table at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$69,058	9.2%	$64,021	8.5%	7.9%
Commercial real estate – owner occupied	91,463	12.2	85,565	11.4	6.9
Commercial real estate – non-owner occupied	218,700	29.3	222,048	29.6	(1.5)
Commercial real estate – multifamily	58,118	7.8	40,503	5.4	43.5
Commercial construction and land development	60,801	8.1	70,848	9.5	(14.2)
Total commercial loans	498,140	66.6	482,985	64.4	3.1

Retail loans:
One-to-four family residential	189,067	25.2	203,797	27.2	(7.2)
Home equity lines of credit	57,082	7.6	58,918	7.8	(3.1)
Retail construction and land development	2,965	0.4	2,650	0.4	11.9
Other	1,210	0.2	1,623	0.2	(25.4)
Total retail loans	250,324	33.4	266,988	35.6	(6.2)

Total loans receivable, net of unearned fees	$748,464	100.0%	$749,973	100.0%	(0.2)%

At September 30, 2009, the net loan portfolio included $175.2 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and another $256.4 million of variable-rate loans tied to other indices.

Total loans remained stable at $748.5 million at September 30, 2009 from $750.0 million at December 31, 2008.  The execution of our Strategic Growth and Development Plan and our focus on lending to small businesses has resulted in increased commercial and industrial, owner occupied commercial real estate, and multifamily loans.  As such, commercial loans increased $15.2 million from December 31, 2008.

Historically we have invested, on a participating basis, in loans originated by other lenders and loan syndications to supplement the direct origination of our commercial and construction loan portfolio.  We stopped investing in these types of credits in the second quarter of 2007 due to marginal pricing, increased credit risk, and decreasing collateral values in this segment.  We continue to reduce our exposure on these types of loans.  Participations and syndication loans outstanding at September 30, 2009 totaled $26.3 million in construction and land development loans, $27.6 million in loans secured by commercial real estate, and $283,000 in commercial and industrial loans.  Total participations and syndications by state are presented in the table below for the dates indicated.

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$21,840	40.3%	$25,012	41.3%	(12.7)%
Indiana	13,151	24.3	13,215	21.8	(0.5)
Ohio	9,399	17.3	9,734	16.1	(3.4)
Florida	4,778	8.8	6,590	10.9	(27.5)
Colorado	2,640	4.9	3,103	5.1	(14.9)
Texas	1,679	3.1	1,732	2.9	(3.1)
New York	700	1.3	1,150	1.9	(39.1)
Total participations and syndications	$54,187	100.0%	$60,536	100.0%	(10.5)%

Allowance for Losses on Loans.  We maintain our allowance for losses on loans at a level that we believe is sufficient to absorb credit losses inherent in the loan portfolio.  Our allowance for losses on loans represents our estimate of inherent losses existing in our loan portfolio that are both probable and reasonable to estimate at each balance sheet date and is based on our review of available and relevant information.  While we believe that the allowance for losses on loans was adequate at September 30, 2009, it is possible that further deterioration in the economy, devaluations of collateral held or requirements from regulatory agencies may require us to make future provisions to the allowance.

The following is a summary of changes in allowance for losses on loans for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$14,934	$10,403	$15,558	$8,026
Provision for losses on loans	9,430	1,441	10,767	9,355
Charge-offs	(3,623)	(3,246)	(5,677)	(8,833)
Recoveries	58	66	151	116
Balance at end of period	$20,799	$8,664	$20,799	$8,664

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Allowance for losses on loans	$20,799	$15,558	$8,664
Total loans receivable, net of unearned fees	748,464	749,973	742,298
Allowance for losses on loans to total loans	2.78%	2.07%	1.17%
Allowance for losses on loans to non-performing loans	37.15	28.44	18.13

Allowance for losses on loans was $20.8 million at September 30, 2009, $15.6 million at December 31, 2008 and $8.7 million at September 30, 2008.  The allowance for losses on loans to total loans was 2.78% at September 30, 2009 compared to 2.07% and 1.17%, respectively, at December 31, 2008 and September 30, 2008.  Net charge-offs during the third quarter of 2009 included the charge-offs of home equity lines of credit totaling $1.6 million and partial charge-offs of $1.8 million on several collateral dependent non-owner occupied commercial real estate and construction and land development loans.  The third quarter provision for losses on loans was also impacted by the increase in impairment reserves of $4.8 million on three hospitality loans and $491,000 on a condominium project.

When we determine a non-performing collateral dependent loan has a collateral shortfall, we will charge-off the collateral shortfall.  As a result, we are not required to maintain an allowance for losses on loans on these loans since the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for losses on loans to total loans, the reserve ratio, and the ratio of the allowance for losses on loans to non-performing loans (the coverage ratio) have been affected by partial charge-offs of $8.6 million on $21.1 million of collateral dependent non-performing loans through September 30, 2009 and impairment reserves totaling $11.0 million on other non-performing loans at September 30, 2009.

The following table identifies impaired loans as of the dates presented.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$22,959	$20,219
With no valuation reserve required	31,766	27,259
Total impaired loans	$54,725	$47,478
Valuation reserve relating to impaired loans	$11,006	$5,930
Average outstanding impaired loans	50,181	32,676

At September 30, 2009, we had $8.9 million of loan modifications meeting the definition of a troubled debt restructuring (TDR) that were performing in accordance with their agreements and accruing interest that are included above in our impaired loans with no valuation reserve required.  The modified loans include one commercial and industrial relationship totaling $5.9 million and one non-owner occupied commercial real estate relationship totaling $2.9 million.  The loan modifications included short-term extensions of maturity, interest only payments or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.

Non-performing Assets.  The following table provides information relating to non-performing assets at the dates presented.  Loans are placed on non-accrual status when, in management’s judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial and industrial	$2,488	$2,551
Commercial real estate – owner occupied	3,230	4,141
Commercial real estate – non-owner occupied	23,495	22,337
Commercial real estate – multifamily	631	342
Commercial construction and land development	20,072	20,428
Total commercial loans	49,916	49,799

Retail loans:
One-to-four family residential	4,619	3,048
Home equity lines of credit	1,158	1,570
Retail construction and land development	279	279
Other	8	5
Total retail loans	6,064	4,902
Total non-accrual loans	55,980	54,701
Other real estate owned, net	7,421	3,242
Total non-performing assets	63,401	57,943
90 days past due and still accruing interest	605	605
Total non-performing assets plus 90 days past due loans still accruing interest	$64,006	$58,548
Non-performing assets to total assets	5.88%	5.16%
Non-performing loans to total loans	7.48%	7.29%

Non-performing assets increased $5.4 million, or 9.3%, to $63.4 million at September 30, 2009 from $57.9 million at December 31, 2008.  Increases in non-performing assets include the transfer to non-accrual status of:

•	three non-owner occupied commercial real estate loan relationships totaling $3.3 million;
•	two commercial construction and land development loan relationships totaling $5.8 million;
•	various one-to-four family loans totaling $3.6 million; and
•	various home equity lines of credit totaling $1.9 million.

The above increases in non-performing assets were partially offset by the following:

•	the sale of one owner occupied commercial real estate loan totaling $887,000;
•	partial charge-offs totaling $1.5 million on two non-owner occupied commercial real estate relationships;
•	partial charge-offs totaling $1.9 million on six commercial construction and land development borrowing relationships;
•	the transfer to accruing status of $1.3 million of one-to-four family residential loans that were brought current; and
•	charge-offs totaling $1.7 million on home equity lines of credit.

During 2009, we transferred commercial construction and land development loans totaling $5.5 million to OREO at their net realizable value.  We also transferred $548,000 of one-to-four family residential loans to OREO of which we sold $479,000 subsequent to the transfer into OREO.  We have also recorded valuation allowances totaling $1.3 million which were directly related to the increase in the valuation reserves on our real estate property caused by the declines in net realizable values.

The following table provides the detail for non-accrual syndications and purchased participations by state as of the dates indicated.

	September 30, 2009	December 31, 2008	% Change
	(Dollars in thousands)
Illinois	$10,662	$12,261	(13.0)%
Indiana	5,302	5,423	(2.2)
Florida	4,778	3,643	31.2
Total non-performing syndications and purchased participations	$20,742	$21,327	(2.7)
Percentage to total non-performing loans	37.1%	39.0%
Percentage to total syndications and purchased participations	38.3	35.2

Potential Problem Assets.  Potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, totaled $4.9 million at September 30, 2009 and $6.1 million at December 31, 2008.  The decrease from December 31, 2008 was a result of the payoff of a $2.7 million multifamily commercial real estate loan previously classified as a potential problem asset which has since been performing according to the loan agreement and removed from this classification.  We also identified two loans in one relationship as potential problem assets during the third quarter of 2009.  The relationship includes a $1.6 million owner occupied commercial real estate loan and a $39,000 commercial and industrial loan.

Deposits and Borrowed Money.  The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Core deposits:
Non-interest bearing checking accounts	$81,367	9.6%	$63,485	7.7%	28.2%
Interest bearing checking accounts	102,092	12.1	96,069	11.6	6.3
Money market accounts	138,854	16.4	134,997	16.4	2.9
Savings accounts	118,370	14.0	114,633	13.9	3.3
Subtotal core deposits	440,683	52.0	409,184	49.7	7.7
Certificates of deposit	353,868	41.7	356,227	43.3	(0.7)
Non-municipal deposits	794,551	93.8	765,411	92.9	3.8
Municipal core deposits	42,024	5.0	39,221	4.8	7.1
Municipal certificates of deposit	10,603	1.2	19,465	2.3	(45.5)
Municipal deposits	52,627	6.2	58,686	7.1	(10.3)
Total deposits	$847,178	100.0%	$824,097	100.0%	2.8

Deposits increased to $847.2 million at September 30, 2009 from $824.1 million at December 31, 2008.  The increase was primarily a result of a $31.5 million increase in non-municipal core deposit accounts.  This increase was partially offset by a decrease of $11.2 million in total certificates of deposit.  Investments in our branch network, technological infrastructure, human capital, and brand have enhanced our ability to translate existing and new customer relationships into deposit balances in the current environment.  We continue to be disciplined in pricing our certificates of deposit.

    The decline in municipal deposits during the nine months ended September 30, 2009 was attributable primarily to seasonal factors.  While we maintain strong relationships with our municipal customers, and municipal deposits continue to comprise an important funding source, we are lowering our reliance on such funds in anticipation that the recession’s impact on municipalities and other government-related entities will result in lower municipal deposit levels.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed money which generally provides a lower-cost funding alternative as compared to FHLB advances.  At September 30, 2009, we had $14.9 million in Repo Sweeps.  The Repo Sweeps are included in the below table and are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings.  The securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed money consisted of the following at the dates indicated:

	September 30, 2009		December 31, 2008
	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	0.65%	$14,901	0.82%	$17,512
Federal Reserve Board discount window	0.50	3,900	―	―
Overnight federal funds purchased	―	―	0.45	10,800
Secured borrowings from FHLB – Indianapolis:
Maturing in 2009 – variable-rate	0.47	5,000	0.65	30,000
Maturing in 2009 – fixed-rate	2.47	36,000	2.14	74,000
Maturing in 2010 – fixed-rate	2.59	20,000	3.22	15,000
Maturing in 2011 – fixed-rate	3.75	15,000	3.75	15,000
Maturing in 2014 – fixed-rate (1)	6.71	1,122	6.71	1,146
Maturing in 2018 – fixed-rate (1)	5.54	2,647	5.54	2,647
Maturing in 2019 – fixed-rate (1)	6.30	6,804	6.30	7,007
		86,573		144,800
Less: deferred premium on early extinguishment of debt		(17)		(175)
Net FHLB – Indianapolis borrowed money		86,556		144,625
Total borrowed money		$105,357		$172,937
Weighted-average contractual interest rate	2.62%		2.13%

(1)	These advances are amortizing borrowed money and are listed by their contractual maturity.

At September 30, 2009, we borrowed $3.9 million from the Federal Reserve Bank discount window.  During the third quarter of 2009, the maximum amount borrowed from the FRB was $4.6 million and the weighted-average rate paid during the quarter was 0.50%.

At September 30, 2009, we also had a line of credit with a maximum of $15.0 million in secured overnight federal funds at the federal funds market rate at the time of any borrowing.  We did not utilize this line of credit during the three months ended September 30, 2009.

Capital Resources.  Shareholders’ equity at September 30, 2009 was $109.5 million compared to $111.8 million at December 31, 2008.  The decrease was primarily due to our net loss for the year to date period.

Pursuant to our informal regulatory agreement with the Office of Thrift Supervision (OTS), we are prohibited from repurchasing shares without prior approval from the OTS.  We did not repurchase any common stock during the nine months ended September 30, 2009.  In March of 2008, we announced a new share repurchase plan for an additional 530,000 shares.  At September 30, 2009, we had 448,612 shares remaining to be repurchased under this plan.  Since our initial public offering, we have repurchased an aggregate of 14,054,160 shares of common stock at an average price of $12.23 per share.  For additional information, see “Part II. Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.”

At September 30, 2009, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the OTS.  The decrease in the Bank’s capital ratios from December 31, 2008 are a result of the Bank’s net loss for the year to date period combined with a $7.8 million increase in the amount of estimated deferred tax assets disallowed for regulatory capital purposes mainly due to a change in our estimate during the third quarter of 2009 of deferred tax assets dependent on future taxable income.  The total amount of disallowed deferred tax assets for regulatory capital purposes was $12.9 million and $5.1 million, respectively, at September 30, 2009 and December 31, 2008.  Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors.  In assessing the amount of the disallowed deferred tax asset, we consider a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carry backs, the reversal of temporary book tax differences, projected future taxable income within one year, tax planning strategies, and OTS limitations.  Using all information available to us at each statement of condition date, these factors are reviewed and can and do vary from period to period.  The current regulatory capital requirements and the actual capital levels of the Bank at September 30, 2009 and December 31, 2008 are provided below:

	Actual		To Be Adequately Capitalized		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2009:
Total capital to risk-weighted assets	$102,839	12.02%	$68,455	>8.00%	$85,569	>10.00%
Tier 1 (core) capital to risk-weighted assets	92,019	10.75	34,227	>4.00	51,341	>6.00
Tier 1 (core) capital to adjusted total assets	92,019	8.63	42,646	>4.00	53,307	>5.00
Tangible capital to adjusted total assets	92,019	8.63	15,992	>1.50	21,323	>2.00

As of December 31, 2008:
Total capital to risk-weighted assets	$111,941	13.21%	$67,777	>8.00%	$84,722	>10.00%
Tier 1 (core) capital to risk-weighted assets	101,289	11.96	33,889	>4.00	50,833	>6.00
Tier 1 (core) capital to adjusted total assets	101,289	9.07	44,683	>4.00	55,854	>5.00
Tangible capital to adjusted total assets	101,289	9.07	16,756	>1.50	22,341	>2.00

Liquidity and Commitments

Liquidity, represented by cash and cash equivalents, is a product of operating, investing, and financing activities.  Our primary sources of funds have been:

•	deposits and Repo Sweeps;
•	scheduled payments of amortizing loans and mortgage-backed securities;
•	prepayments and maturities of outstanding loans and mortgage-backed securities;
•	maturities of investment securities and other short-term investments;
•	funds provided from operations;
•	federal funds line of credit; and
•	borrowed money from the FHLB and Federal Reserve Bank.

Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competitive rate offerings.

The majority of our securities are classified as available-for-sale to maintain significant liquidity.  The securities portfolio, federal funds sold, and cash and cash equivalents serve as primary sources of liquidity.  At September 30, 2009, we had cash and cash equivalents of $22.3 million which increased from $19.1 million at December 31, 2008.  The increase was mainly the result of proceeds from sales, maturities, and paydowns of securities aggregating $78.2 million and increases in the balance of deposit accounts totaling $23.0 million.  The above cash inflows were partially offset by purchases of $31.4 million in available-for-sale securities, the net repayment of FHLB borrowed money totaling $58.2 million, the repayment of short-term borrowed money totaling $9.5 million, and net loan fundings and principal payments received of $9.9 million.

Our sources of funds are used primarily to meet ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio.  We anticipate that we will continue to have sufficient funds to meet current commitments.

The liquidity needs of our parent company, CFS Bancorp, Inc., consist primarily of operating expenses, dividend payments to shareholders, and stock repurchases.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  Pursuant to informal regulatory agreements entered into with the OTS, we are prohibited from paying dividends, distributing capital or repurchasing our common stock without prior approval from the OTS.  At September 30, 2009, the parent company had $6.2 million in cash and cash equivalents.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of September 30, 2009:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB borrowed money (1)	$61,306	$15,679	$1,750	$7,838	$86,573
Short-term borrowed money (2)	18,801	―	―	―	18,801
Operating leases	497	570	306	2,161	3,534
Dividends payable on common stock	109	―	―	―	109
	$80,713	$16,249	$2,056	$9,999	$109,017

(1)	Does not include interest expense at the weighted-average contractual rate of 3.05% for the periods presented.
(2)	Does not include interest expense at the weighted-average contractual rate of 0.62% for the periods presented.

See the “Deposits and Borrowed Money” section for further discussion surrounding FHLB borrowed money.  The operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment.  Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices.

We also have commitments to fund certificates of deposit which are scheduled to mature within one year or less.  These deposits total $305.7 million at September 30, 2009.  Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain here.

Off-Balance Sheet Obligations.  We are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of condition.  Our exposure to credit loss in the event of non-performance by the third party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

The following table details the amounts and expected maturities of significant commitments at September 30, 2009:

		Over One	Over Three	Over
	One Year	Through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$8,958	$ ―	$48	$250	$9,256
Commercial real estate – owner occupied	5,648	―	―	55	5,703
Commercial real estate – non-owner occupied	8,707	―	98	43	8,848
Commercial real estate – multifamily	7,506	―	―	―	7,506
Commercial construction and land development	1,484	183	―	―	1,667
Retail	1,272	―	―	―	1,272
Commitments to fund unused construction loans	11,420	229	―	―	11,649
Commitments to fund unused lines of credit	44,880	2,235	28	44,478	91,621
Letters of credit	8,881	254	―	3,439	12,574
Credit enhancements	14,805	5,416	―	6,164	26,385
	$113,561	$8,317	$174	$54,429	$176,481

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  Letters of credit and credit enhancements expire at various times through 2018.

We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act.  These commitments include $704,000 to be funded over five years.  The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.  These commitments are not included in the commitment table above.

Credit enhancements are related to the issuance by municipalities of taxable and nontaxable revenue bonds.  The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects.  In order for the bonds to receive a AAA rating, which provides for a lower interest rate, the FHLB issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for our account.  Since we, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB and us, would be required to reimburse the FHLB for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if we had funded the project initially.  Our current lending strategy does not include originating new or additional credit enhancements.

Item 3.       Quantitative and Qualitative Disclosures about Market Risk

We, like other financial institutions, are subject to interest rate risk (IRR).  This risk relates to changes in market interest rates which could adversely affect net interest income or the net portfolio value (NPV) of our assets, liabilities, and off-balance sheet contracts.  IRR is primarily the result of imbalances between the price sensitivity of our assets and liabilities.  These imbalances can be caused by differences in the maturity, repricing, and coupon characteristics of various assets and liabilities as well as options such as loan prepayment options.

We maintain a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, IRR, and liquidity.  The Asset/Liability Management Policy falls under the authority of the Board of Directors which in turn assigns its formulation, revision, and administration to the Asset/Liability Committee (ALCO).  ALCO meets monthly and consists of certain senior officers and one outside director.  The results of the monthly meetings are reported to the Board of Directors.  The primary duties of ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor our capital position, review the current and prospective liquidity positions, and monitor alternative funding sources.  The policy requires management to measure overall IRR exposure using NPV analysis and earnings-at-risk analysis.

NPV is defined as the net present value of existing assets, liabilities, and off-balance sheet contracts.  NPV analysis measures the sensitivity of NPV under current interest rates and for a range of hypothetical interest rate scenarios.  The hypothetical scenarios are represented by immediate, permanent, parallel movements in interest rates of plus 100, 200, and 300 basis points and minus 100 and 200 basis points.  This rate-shock approach is designed primarily to show the ability of the balance sheet to absorb rate shocks on a “theoretical liquidation value” basis.  The analysis does not take into account non-rate related issues, which affect equity valuations, such as franchise value or real estate values.  This analysis is static and does not consider potential adjustments of strategies by management on a dynamic basis in a volatile rate environment in order to protect or conserve equity values.  As such, actual results may vary from the modeled results.

The following table presents, as of September 30, 2009 and December 31, 2008, an analysis of IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.

	Net Portfolio Value
	At September 30, 2009			At December 31, 2008
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$201,883	$15,188	8.1%	$164,766	$9,082	5.8%
+200	198,742	12,047	6.5	163,073	7,389	4.7
+100	194,288	7,593	4.1	160,467	4,783	3.1
0	186,695	―	―	155,684	―	―
-100	167,358	(19,337)	(10.4)	142,862	(12,822)	(8.2)
-200	143,074	(43,621)	(23.4)	124,618	(31,006)	(20.0)

Earnings-at-risk analysis measures the sensitivity of net interest income over a twelve month period to various interest rate movements.  The interest rate scenarios are used for analytical purposes and do not necessarily represent management’s view of future market movements.  Rather, these scenarios are intended to provide a measure of the degree of volatility interest rate movements may introduce into earnings.

A key assumption we control for use in our earnings-at-risk analysis is the assumed repricing sensitivity of our non-maturing core deposit accounts.  The following assumptions were used for the repricing of non-maturity core deposit accounts.

	Percentage of Deposits Maturing In First Year
	September 30, 2009	December 31, 2008
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at September 30, 2009 and December 31, 2008, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	September 30, 2009	December 31, 2008
Assumed Change in Interest Rates (Basis Points):
+300	(2.3)%	(3.3)%
+200	(1.5)	(1.8)
+100	(0.8)	(0.7)
-100	3.7	1.2
-200	2.5	1.6

The earnings-at-risk analysis suggests we are subject to higher IRR in a rising rate environment than in a falling rate environment over a one-year period.  The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to fall 2.3% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase 3.7% in year one.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of assets and liabilities along with changes in interest rates.

We manage our IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At September 30, 2009, we were in compliance with all of our tolerance limits with the exception of the NPV tolerance limit for a movement in rates down 200 basis points.  Given the current low level of interest rates, we do not believe this exception is material.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.       Controls and Procedures

No change in internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f)

under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2009 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Part II.      OTHER INFORMATION

Item 1.       Legal Proceedings

           Information regarding legal proceedings appears in “Legal Proceedings” of Part 1 – Item 3 of the Annual Report on Form 10-K for the year ended December 31, 2008.  There have been no significant changes to the disclosures.

Item 1A.    Risk Factors

The following risk factor represents changes and additions to, and should be read in conjunction with “Item 1A.  Risk Factors” contained in the Annual Report on Form 10-K for the year ended December 31, 2008.

Unexpected losses in future reporting periods may require us to establish a valuation allowance against our deferred tax assets.

We evaluate our deferred tax assets for recoverability based on all available evidence.  This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results.  We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized.  In determining the more-likely-than-not criterion, we evaluate all positive and negative available evidence as of the end of each reporting period.  Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets.  The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry back or carry forward periods under applicable tax laws.  Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in the near term if estimates of future taxable income during the carry forward period are reduced.  Such a charge could have a material adverse effect on our results of operations, financial condition, and capital position.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
We did not repurchase any shares of our common stock during the quarter ended September 30, 2009 or during October 2009.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior approval pursuant to an informal regulatory agreement with the OTS.

Item 3.       Defaults Upon Senior Securities

(a)	None.

(b)	Not applicable.

Item 4.       Submission of Matters to a Vote of Security Holders

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

(d)	Not applicable.

Item 5.       Other Information

Not applicable.

Item 6.       Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Employment Agreement entered into between Citizens Financial Bank and Charles V. Cole (4)
10.7*	Employment Agreement entered into between CFS Bancorp, Inc. and Charles V. Cole (4)
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (7)
10.10*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (8)
10.11*	Employment Agreement entered into between Citizens Financial Bank and Daryl D. Pomranke (4)
10.12*	Employment Agreement entered into between CFS Bancorp, Inc. and Daryl D. Pomranke (4)
10.13*	CFS Bancorp, Inc. 2009 Cash Incentive Compensation Program (9)
10.14*	CFS Bancorp, Inc. 2009 Service Retention Program Agreement (9)
10.15	Form of Indemnification Agreement, dated June 15, 2009, by and between the Company and each of Gene Diamond and Frank D. Lester (10)
10.16	Indemnification Agreement, dated June 15, 2009, by and between the Company and Lawrence T. Toombs (10)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
_____________
(1)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 25, 2005.
(2)	Incorporated by Reference from the Company’s Form 8-K filed on July 31, 2009.
(3)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
(4)	Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
(5)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 23, 2001.
(6)	Incorporated by Reference from the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003.

(7)	Incorporated by Reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
(8)	Incorporated by Reference from the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 17, 2008.
(9)	Incorporated by Reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
(10)	Incorporated by Reference from the Company’s Form 8-K filed on June 19, 2009.
*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFS BANCORP, INC.

Date: November 9, 2009	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: November 9, 2009	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

       31.1    Rule 13a-14(a) Certification of Chief Executive Officer
      31.2    Rule 13a-14(a) Certification of Chief Financial Officer
32.0    Section 1350 Certification