Form 10-K
period 2009-12-31
CFS BANCORP INC
filed 2010-03-11
CIK 1058438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

     As of June 30, 2009, the aggregate value of the 10,764,458 shares of Common Stock of the Registrant outstanding on such date, which excludes 519,393 shares held by affiliates of the Registrant as a group, was approximately $43.3 million. This figure is based on the closing sale price of $4.23 per share of the Registrant’s Common Stock reported on the NASDAQ Global Market on June 30, 2009.

     Number of shares of Common Stock outstanding as of March 1, 2010: 10,819,635

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III.

CFS BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

     Certain statements contained in this Annual Report on Form 10-K, in other filings with the U.S. Securities and Exchange Commission (SEC), and in the Company’s press releases or other shareholder communications are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements relate to business plans or strategies; projections involving anticipated revenues, earnings, profitability, or other aspects of operating results; or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “intend,” “plan,” “should,” “would be,” “will,” “intend to,” “project,” or similar expressions or the negative thereof.

     We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We also advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in our lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles, ability to realize deferred tax assets, competitive and regulatory factors, and successful execution of our strategy and our Strategic Growth and Diversification Plan could affect our financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, assumptions, and changes in circumstances. Forward-looking statements are not guarantees of future performance or outcomes, and actual results or events may differ materially from those included in these statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, unanticipated events, or circumstances after the date of such statements.

PART I.

ITEM 1. BUSINESS

GENERAL

     CFS Bancorp, Inc. (the Company) is a registered unitary savings and loan holding company incorporated under the laws of the State of Indiana. We operate in one operating segment, community banking. We were formed in March 1998 and operate one wholly-owned subsidiary, Citizens Financial Bank (the Bank), and were formed to facilitate the Bank’s July 1998 conversion from a federally-chartered mutual savings bank to a federally-chartered stock savings bank (the Conversion). In conjunction with the Conversion, we completed an initial public offering of our common stock. Pursuant to shareholder approval, in 2005, the Company changed its state of incorporation from Delaware to Indiana. The change was effectuated through a merger of the Delaware corporation with a wholly-owned Indiana subsidiary formed for that purpose. We are subject to the primary oversight and examination by the Office of Thrift Supervision (OTS). See “Regulation – Regulation of Savings and Loan Holding Companies” below in this “Business” section.

     We employed 312 full-time equivalent employees at December 31, 2009. Our executive officers and those of the Bank are substantially identical. We do not own or lease any property but instead use the premises, equipment and furniture of the Bank. We do not employ any persons other than officers who are also officers of the Bank. In addition, we utilize the support staff of the Bank from time to time. We are responsible for the overall conduct, direction, and performance of the Bank and provide various services, establish company-wide policies and procedures, and provide other resources as needed, including capital to the Bank.

     The Bank was originally organized in 1934 and currently conducts its business from its executive offices in Munster, Indiana, as well as 23 banking centers located in Lake and Porter counties in northwest Indiana and Cook, DuPage and Will counties in Illinois. The Bank also maintained an Operations Center in Highland, Indiana which was dedicated to its Customer Call Center and other back office operations. The lease for the Operations Center expired on December 31, 2009 and was not renewed. Employees who formerly worked at the Operations Center were transferred to other space currently owned or leased by the Bank.

     In recent years, we have transitioned our business model from a traditional savings and loan engaged primarily in one-to-four family residential mortgage lending to a more diversified consumer and business banking model while retaining our emphasis on high-quality personalized client service.

     We offer a wide variety of checking, savings, and other deposit accounts. We also offer investment services and securities brokerage targeted to individuals, families, and small- to medium-sized businesses in our primary market areas through a non-affiliated third-party provider. We have increased our business product offerings over the past few years to enhance our opportunity to serve the business segment and cash management needs of our client base. These products include public fund deposits, a full array of sweep products including repurchase sweep accounts, zero balance accounts, remote deposit capture and merchant services, business overdraft privilege, business on-line banking, and other cash management related services.

     Our 23 banking centers are responsible for the delivery of retail and small business loan and deposit products and services in the communities we serve. Banking Center Managers and their staffs utilize a relationship focused, client centric approach in identifying opportunities and meeting the needs and exceeding the expectations of our clients. By providing high-quality personalized client service and solutions, the Banking Centers enhance our ability to improve our market share.

     Our Business Banking Group is primarily responsible for developing relationships with small- to medium-sized businesses within the communities we serve by providing various loan, deposit, and cash management products and services. A seasoned team of Business Relationship Managers and an experienced credit team analyze overall relationship opportunities to ensure the proper assessment of inherent risks and utilize various loan structures to appropriately manage those risks.

     We periodically evaluate potential acquisitions and de novo branching opportunities to strengthen our overall market presence. We target areas that we believe are not yet fully served by other banking organizations, offer an attractive deposit base or potential business growth opportunities, and complement our existing market territory. We opened a new banking center in St. John, Indiana in September 2009. The banking center is a free-standing building built on land that is leased for 20 years and is part of a new shopping center development. In addition, we are planning a second free-standing full service banking facility in Crown Point, Indiana with an anticipated opening date in late 2011 as well as relocating our existing banking facility in Harvey, Illinois with an anticipated opening date in mid-2010. Both of these facilities are to be built on land we currently own. We also own land for a new banking center in Bolingbrook, Illinois, and intend to relocate our existing banking center in Flossmoor, Illinois, to a free-standing full service banking facility. At this time, due to deteriorating market conditions, we have delayed construction on these two properties indefinitely.

     The Bank’s revenue is primarily derived from interest on loans and investment securities and fee-based income. The Bank’s operations are significantly impacted by current economic conditions, the regulations of the OTS, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (FRB), and governmental tax policies and budgetary matters. The Bank’s revenue is largely dependent on net interest income, which is the difference between interest earned on interest-earning assets and the interest expense paid on interest-bearing liabilities.

AVAILABLE INFORMATION

     We are a public company and file annual, quarterly and other reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). We make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge, on our website, www.citz.com, under the “Investor Relations” section. These documents are available as soon as reasonably practicable after they are filed or furnished to the SEC.

CORPORATE GOVERNANCE

     We have established certain committees of our Board of Directors, specifically Executive, Audit, Compensation, and Corporate Governance and Nominating Committees. The duties of the Executive Committee are set forth in the Board resolution that authorized the committee. The charters of the Audit, Compensation, and Corporate Governance and Nominating Committees as well as our Code of Conduct and Ethics can be found on our website listed above. The information is also available in printed form to any shareholder who requests it by writing to us in care of our Vice President – Corporate Secretary, 707 Ridge Road, Munster, Indiana 46321.

MARKET AREA AND COMPETITION

     We maintain 23 banking centers in Lake and Porter counties in northwest Indiana and in Cook, DuPage, and Will counties in Illinois. All areas served are part of the Chicago Metropolitan Statistical Area.

     We have historically concentrated our efforts in the markets surrounding our offices. Prior to 2008, we had also invested in areas outside of our market through the direct origination of commercial loans and the purchase of commercial syndication and participation loans. Our market area reflects diverse socio-economic factors. Historically, the market area in northwest Indiana and the south-suburban areas of Chicago were heavily dependent on manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly more significant to the region in the last decade. The local economies are affected by the interrelation with Chicago as well as suburban business centers in the area.

     We face significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers and the market for deposit funds is one of the most competitive in the United States. The competition for loans comes principally from commercial banks, other savings banks, savings associations, and to a lesser degree, mortgage-banking companies, conduit lenders, and insurance companies. The most direct competition for deposits has historically come from savings banks, commercial banks, and credit unions. We face additional competition for deposits from short-term money market funds, other corporate and government securities funds, and other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

General

     We originate commercial and retail loans. Included in the commercial loan portfolio are commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), and construction and land development loans. The retail loan portfolio includes one-to-four family residential mortgage, construction and lot, and consumer loans including home equity loans, home equity lines of credit (HELOCs), auto loans, and other consumer loans. See the loans receivable composition table in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

     We have also invested, on a participating basis, in loans originated by other lenders and loan syndications. We apply the same underwriting guidelines applicable to loans we originate when considering investing in these loans. At December 31, 2009, we had syndications and purchased participations totaling $52.4 million, of which $17.3 million were to borrowers located outside of our market area. See total participation and syndication loans by state in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. We have historically invested in syndications and participations to supplement the direct origination of our commercial loan portfolio. During 2007, we experienced margin contraction and detected credit risks in excess of our risk tolerances in the opportunities being presented in this portion of our loan portfolio. As a result, we stopped purchasing new syndications and participations in the second quarter of 2007.

     Our lending strategy seeks to diversify our portfolio in an effort to limit risks associated with any particular loan type or industry while building a quality loan portfolio. We have established specific collateral concentration limits in a manner we believe will not hamper our relationship managers in the pursuit of new business opportunities in a variety of sectors. Our commercial loan underwriting focuses on the cash flow from business operations, the financial strength of the borrower and guarantors, and the underlying collateral. We have tested and implemented loan grading matrices for commercial and industrial loans and commercial real estate loans. The grading criteria is based on core credit attributes that emphasize cash flow, trends, collateral, and guarantor liquidity and removes subjective criteria and bias. We have made the use of these matrices a requirement for all commercial loans.

     We utilize secondary market standards for underwriting one-to-four family residential mortgage loans which facilitate our ability to sell these loans into the secondary market if deemed necessary in the future. Secondary market requirements place limitations on debt-to-income ratios and loan size among other factors. As part of the underwriting process, we evaluate, among other things, the applicant’s credit history, income, employment stability, repayment capacity, and collateral. Since 2008, we have retained the one-to-four family residential mortgage loans we originated.

     We utilize a risk-based lending approach for underwriting our home equity products and other consumer loans. This approach evaluates the applicant’s credit score, debt-to-income ratio, and the collateral value and tiers the interest rates based upon the evaluation of these attributes.

     The types of loans that we may originate are subject to federal and state laws and regulations. Interest rates charged on loans are affected principally by the inherent risks involved, demand for such loans, the supply of money available for lending purposes, and the rates offered by our competitors on such loans. These factors are, in turn, affected by current economic conditions, the monetary policy of the federal government, including the FRB, and governmental tax policies and budgetary matters.

     Certain officers have been authorized by the Board of Directors to approve loans up to specific designated amounts. The Loan Committee meets weekly and reviews any loans that exceed individual loan approval limits. As part of its monthly review, the Board of Directors reviews the Loan Committee minutes.

     A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $15.8 million in our case at December 31, 2009), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities.

     We are also required to monitor our aggregate loans to corporate groups. These are loans that are made to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate properties and underwritten based on separate cash flows, the entities may all be owned or controlled by one individual or a group of individuals. We are required by regulation to limit our aggregate loans to any corporate group to 50% of Tier 1 capital. At December 31, 2009, Tier 1 capital was $95.1 million. Our two largest corporate group relationships at December 31, 2009 equaled $22.0 million and $14.8 million, respectively. Both of these relationships are well below the group limit of $47.5 million and are performing in accordance with their terms.

COMMERCIAL LENDING

General

     Our commercial lending portfolio includes commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), and construction and land development loans. The business banking group is responsible for growing our commercial loan portfolio by generating small- to medium-sized business relationships, which includes cross-selling all bank products and services. Our short-term and revolving commercial loans generally have variable interest rates indexed to the Wall Street Journal prime lending rate, the London Interbank Offered Rate (LIBOR), the Federal Home Loan Bank of Indianapolis (FHLB–IN) rate, or the three- or five-year U.S. Treasury obligations. Our longer term amortizing loans generally have balloon dates of three to five years, which allows us to reprice the loans based on current market conditions and changes in the asset quality.

Commercial and Industrial Loans

     We continue our strategic focus to shift from commercial real estate to commercial and industrial lending. Our focus is small- and medium-sized business relationships, which are generally secured by business assets including accounts receivable, inventory, and equipment and typically include the personal guarantees of the principals of the business. On occasion, these loans will include a borrowing base and/or additional real estate as collateral to enhance our security as well as the borrower’s commitment to the loan. The commercial and industrial loans undergo an underwriting process similar to the other types of commercial lending we offer; however, these loans tend to have different risks associated with them since repayment is generally based on the cash flows generated from the borrower’s business cycle. As of December 31, 2009, the average outstanding balance of commercial and industrial loans was approximately $181,000.

Commercial Real Estate

     The commercial loan portfolio also includes loans secured by commercial real estate. As of December 31, 2007, the commercial real estate portfolio was segmented into owner occupied, non-owner occupied, and multifamily loans. The reclassification was completed to provide better disclosure of the types of commercial real estate loan concentrations held within our portfolio.

     Commercial real estate loans generally have three to ten year terms with an amortization period of 25 years or less. We offer fixed interest rate loans and variable rate loans with fixed interest rates for the initial three or five year period which then adjust at each three or five year interval to a designated index, such as the prime lending rate, LIBOR, FHLB–IN rate, or U.S. Treasury obligations, plus a stipulated margin for the remainder of the term. Commercial real estate loans generally have shorter terms to maturity and higher yields than our one-to-four family residential mortgage loans. Upon closing, we usually receive fees between 0.25% and 1% (subject to competitive conditions) of the principal loan balance. These loans may be subject to prepayment penalties. We generally obtain personal guarantees for commercial real estate loans from any principal owning 20% or more of the business.

     We evaluate various aspects of commercial real estate loans in an effort to manage credit risk to an acceptable risk tolerance level. In underwriting these loans, consideration is given to the stability of the property’s cash flow, future operating projections, management experience, current and projected occupancy, location, and physical condition. In addition, we generally perform sensitivity analysis on cash flows utilizing various occupancy and interest rate assumptions when underwriting the loans to determine how different scenarios may impact the borrowers’ ability to repay the loans. We have generally imposed a debt service coverage ratio (the ratio of net income before interest, depreciation, and debt payments to debt service) of not less than 110% for commercial real estate loans. The loan-to-value ratios are generally less than 80% at time of origination. The underwriting analysis includes a review of the financial condition of borrowers and guarantors as well as cash flows from global resources. An appraisal report is prepared by an independent appraiser commissioned by us to determine property values based upon current market conditions. We review all appraisal reports and any necessary environmental site assessments before the loan closes.

     Commercial real estate lending entails substantial risks because these loans often involve large loan balances to single borrowers and the payment experience on these loans is typically dependent on the successful operation of the project or business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses, or other commercial space. We attempt to mitigate our risk exposure by considering properties with existing operating history that can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral as well as the business occupying the property.

     Commercial real estate owner occupied loans are generally a borrower purchased building where the borrower occupies at least 50% of the space with the primary source of repayment dependent on sources other than the underlying collateral. These types of loans are secured by properties housing the owner’s business such as light industrial/warehouses, restaurants, single tenant office properties, multi-tenant office properties, and professional office properties. At December 31, 2009, the average outstanding balance of commercial real estate owner occupied loans approximated $511,000.

     Commercial real estate non-owner occupied loans are generally loans collateralized by commercial income-producing properties such as office buildings, retail shopping centers, mixed-use commercial buildings, and properties used in the hospitality industry. We generally obtain the personal guarantees of the borrower to help mitigate the risk associated with this type of lending. At December 31, 2009, the average outstanding balance of commercial real estate non-owner occupied loans approximated $810,000.

     Commercial real estate multifamily loans include loans to purchase or refinance residential rental properties with five or more units such as apartments, town homes, and nursing homes. In 2008, we hired an experienced relationship manager to focus solely on growing the multifamily loan portfolio. Our emphasis is to originate multifamily loans collateralized by properties with 24 units or less. At December 31, 2009, the average outstanding balance of commercial real estate multifamily loans approximated $589,000.

Construction and Land Development Loans

     We provide construction loans for various commercial real estate and multifamily residential projects. We also originate loans to developers for the purpose of developing the land (e.g., roads, sewer, and water) for sale. Due to the higher degree of risk and the current lack of activity in the housing and land development markets, we began to reduce our exposure to this type of lending during 2008 and expect this trend will continue.

     Construction and land development loans are secured by a mortgage on the property which is generally limited to the lesser of 80% of its appraised value or 85% of its cost less developer profit, overhead, and interest reserves. This type of loan is typically made for a period of up to three years. We require monthly interest payments during the loan’s term. The principal balance of the loan is reduced as units are sold or at maturity upon the borrower obtaining permanent financing. In addition, we generally obtain personal guarantees from the borrower’s principals for construction and land development loans.

     The loan underwriting and processing procedures require a property appraisal by an approved independent appraiser and each construction and development loan is reviewed by independent architects, engineers, or other qualified third parties for verification of costs. Disbursements during the construction phase are based on regular on-site inspections and approved certifications. In the case of construction loans on commercial projects where we provide the permanent financing, we usually require executed lease commitments on some portion of the property under construction from qualified tenants. In addition, we primarily provide residential and commercial construction lending within our market area.

     Construction and land development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner occupied real estate. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the estimated cost (including interest) of construction, and the absorption rate of unit sales utilized in the original appraisal report. If the estimate of construction cost proves to be inaccurate, we typically require the borrower to inject cash equity to cover any shortfall. If the borrower is unable to cover a shortfall, we may then need to advance funds beyond the amount originally committed to ensure completion of the development.

     In evaluating any new originations of construction and development loans, we generally consider evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and the contractor, the amount of the borrower’s equity in the project, independent valuations and reviews of cost estimates, pre-construction sale or leasing information, and cash flow projections of the borrower. To reduce the inherent risks, we may require performance bonds in the amount of the construction contract and generally obtain personal guarantees from the principals of the borrower.

     As of December 31, 2007, we reclassified certain construction and lot loans where the loan was related to the construction of a one-to-four family residence. These loans generally convert to permanent mortgage loans upon the completion of the project. As a result of the reclassification, these loans are included in our retail loan portfolio. At December 31, 2009, the average outstanding balance of commercial construction and land development loans was approximately $832,000.

RETAIL LENDING

General

     The retail lending program includes one-to-four family residential loans, home equity loans, HELOCs, one-to-four family residential construction and lot loans, auto loans, and other consumer loans. At the beginning of 2008, we shifted our strategic focus relating to the origination of residential loans from commissioned originators focused on loan originations to salaried senior personal bankers focused on relationship development. We currently employ three senior personal bankers responsible for the origination of retail loans within our geographic footprint as well as the sale of other products and services. Previously, our primary focus was originating fixed-rate loans and selling them in the secondary market and retaining variable-rate retail products; however, we currently retain all of the one-to-four family residential loans we originate.

One-to-Four Family Residential Loans

     All of our one-to-four family residential mortgage loans consist of conventional loans. Conventional loans are neither insured by the Federal Housing Administration (FHA) nor partially guaranteed by the Department of Veterans Affairs (VA). The vast majority of our one-to-four family residential mortgage loans are secured by properties located in our market areas.

     Our current maximum loan-to-value (LTV) ratio for these loans is generally 80% of the lesser of the secured property’s sales price or appraised value. We had offered loans until September 2008 with a maximum LTV of 95% while generally requiring private mortgage insurance on the portion of the principal amount that exceeded 80% of the appraised value. We were not an active originator of sub-prime or “Alt-A” loans and have not originated option adjustable-rate mortgages or negative amortization loans.

     Our residential mortgage loans have either fixed interest rates or variable interest rates which adjust periodically during the term of the loan. Fixed-rate loans generally have maturities between 10 and 30 years and are fully amortizing with monthly loan payments sufficient to repay the total amount of the loan and interest by the maturity date. We do not originate non-amortizing one-to-four family residential loans. Substantially all of our one-to-four family residential mortgage loans contain due-on-sale clauses, which permit us to declare the unpaid balance to be due and payable upon the sale or transfer of any interest in the property securing the loan without our prior approval. We enforce such due-on-sale clauses.

     Our fixed-rate loans are generally originated under terms, conditions, and documentation which permit them to be sold in the secondary market if we should elect to do so. At December 31, 2009, $104.5 million, or 56.4%, of our one-to-four family residential mortgage loans were fixed-rate loans.

     The adjustable-rate one-to-four family residential mortgage (ARM) loans currently offered have interest rates which are fixed for the initial three- or five-year period and then adjust annually to the corresponding constant maturity (CMT) plus a stipulated margin. ARMs generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate increases over the life of the loan. This cap is generally 6% above the initial rate. ARMs require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. We do not have any interest-only adjustable rate one-to-four family residential loans in our portfolio. At December 31, 2009, $80.8 million, or 43.6%, of our one-to-four family residential mortgage loans were adjustable-rate loans.

Home Equity Products

     The majority of our home equity products are HELOCs which are structured as a variable-rate line of credit with terms up to 20 years including a 10 year repayment period. We also offer home equity loans with a 10 year term which have a fixed-rate through maturity. Our home equity products are secured by the underlying equity in the borrower’s residence. These products currently require LTV ratios of 80% or less after taking into consideration any first mortgage loan if the borrower’s first mortgage loan is also held with the Bank; if not, the LTV is limited to 70% or less. There is a higher level of risk associated with this type of lending since these products are typically secured by a second mortgage on the applicant’s residence. We look to the borrower’s credit score and a verification of the borrower’s debt-to-income ratio as an indication of the applicant’s ability to pay and a factor in establishing the interest rate on the loan or line of credit.

Retail Construction and Land Development

     Beginning December 31, 2007, we reclassified our construction and lot loans for one-to-four family residences out of commercial construction and land development. These loans are typically loans on single lots for the construction of the borrower’s single family residence. Due to the current economic conditions and lack of activity in the housing and land development markets, we have reduced our exposure to this type of lending since 2008.

Other Loans

     Other retail loans consist primarily of consumer loans, loans secured by deposit accounts, and auto loans. We are not actively marketing these types of loans and offer them primarily as an accommodation to our existing relationship clients.

SECURITIES ACTIVITIES

     Our investment policy, which has been approved by our Board of Directors, prescribes authorized investments and outlines our practices for managing risks involved with investment securities. Our investments are managed to balance the following objectives:
  protecting net interest income from the impact of changes in market interest rates;
  providing liquidity for loan demand, deposit fluctuations, and other balance sheet changes;
  preserving principal;
  maximizing return on invested funds within acceptable risk guidelines; and
  meeting pledging and liquidity requirements.
     Our investment policy permits investments in various types of securities including obligations of the U.S. Treasury, federal agencies, government sponsored enterprises (GSEs), corporate obligations (AAA rated), pooled trust preferred securities, other equity securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors. We currently do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance-sheet derivative instruments.

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

SOURCE OF FUNDS

General

     Deposits are the primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds from loan principal repayments and borrowings. Loan repayments are historically a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. We have used borrowings in the past, primarily FHLB advances, to supplement our deposits as a source of funds.

Deposits

     Our deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts, and certificates of deposit. We consider our checking, money market, and savings accounts to be our core deposits. Deposit account terms may vary with principal differences including: (i) the minimum balance required; (ii) the time period the funds must remain on deposit; and (iii) the interest rate paid on the account.

     We utilize traditional marketing methods to attract new clients and deposits. We do not advertise for deposits outside of our market area and do not use the services of deposit brokers. We have developed public deposit products attractive to local municipalities. Due to the relatively large size of these balances and the cyclical nature of the municipalities’ cash flows, total deposits can fluctuate as a result of changes in these balances. At times, we have implemented initiatives to attract core deposits in all of our markets by offering various limited-time promotions for new deposit accounts. As the need for funds warrant, we may continue to use deposit promotions in new and existing markets to build our client base.

Borrowed Money

     Although deposits are our primary source of funds, our policy has been to also utilize borrowings, including advances from the FHLB–IN. The advances from the FHLB–IN are secured by its capital stock, a blanket pledge of certain of our mortgage loans, and FHLB–IN time deposits. These advances are made in accordance with several different credit programs, each of which has its own interest rate and range of maturities. We also utilize short-term federal funds purchased and borrowings from the FRB as other sources of funds when necessary. We also offer sales of securities under agreements to repurchase (Repo Sweeps). These Repo Sweeps are treated as financings, and the obligations to repurchase securities sold are reflected as borrowed money in our consolidated statements of condition.

SUBSIDIARIES

     During 2009, the Bank had one active, wholly-owned subsidiary, CFS Holdings, Ltd. (CFS Holdings). This subsidiary was approved by the OTS in January 2001 and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was funded with approximately $140.0 million of the Bank’s investment securities and performs a significant amount of our securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established for CFS Holdings. Revenues of CFS Holdings were $5.0 million for the year ended December 31, 2009 compared to $4.5 million and $4.1 million for the years ended December 31, 2008 and 2007, respectively. Operating expenses of this subsidiary were $65,000 for the year ended December 31, 2009 and $63,000 for the years ended December 31, 2008 and 2007.

REGULATION AND SUPERVISION OF THE COMPANY AND THE BANK

General

     The Company and the Bank are extensively regulated under applicable federal and state laws and regulations. The Company, as a savings and loan holding company, and the Bank, as a federally-chartered savings association, are supervised, examined, and regulated by the OTS. As a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (1934 Act), the Company also is subject to the regulations of the SEC and the periodic reporting, proxy solicitation, and other requirements under the 1934 Act. As an FDIC-insured institution, the Bank also is subject to regulation by the Federal Deposit Insurance Corporation (FDIC).

     The Bank is a member of the FHLB system, and its deposits are insured by the Deposit Insurance Fund (DIF) of the FDIC. The Bank must file reports with the OTS concerning its activities and financial condition and obtain regulatory approval prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The OTS also conducts periodic examinations of the Company and the Bank. The regulatory structure applicable to the Company and the Bank gives the OTS extensive discretion in connection with its supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. The activities, growth, earnings, and dividends of the Company and the Bank can be affected not only by management decisions and general economic conditions but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.

     Certain statutory and regulatory requirements applicable to the Company and the Bank are summarized below or elsewhere in this Annual Report on Form 10-K. These summaries do not purport to be complete explanations of all statutes and regulations applicable to, and their effects on, the Company and the Bank and are qualified in their entirety by reference to the actual laws and regulations. In addition, these statutes and regulations may change in the future, and we cannot predict what effect these changes, if implemented, will have on our operations. The supervision, examination, and regulation of the Company and the Bank by the bank regulatory agencies are intended primarily for the protection of depositors and the DIF rather than the shareholders of the Company and the Bank.

Holding Company Regulation

     The Company is a unitary savings and loan holding company. It is a legal entity separate and distinct from the Bank and any other subsidiaries of the Company, and its principal source of funds are dividends paid to it by the Bank.

     The Home Owners’ Loan Act, as amended (HOLA), and OTS regulations generally prohibit a savings and loan holding company from engaging in any activities that would constitute a serious risk to the safety and soundness of the Bank. Further, the HOLA and the OTS prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control, or all, or substantially all, of the assets or more than 5% of the voting shares, of any other savings association or savings and loan holding company.

     Depending upon the factors described below, certain holding companies may operate without significant limitations on their activities, while others are subject to significant restrictions. The restrictions which apply will depend upon whether (i) the holding company is a unitary or multiple savings and loan holding company, (ii) the holding company came into existence or filed an application to become a savings and loan holding company prior to May 4, 1999, and (iii) whether the subsidiary thrift meets the Qualified Thrift Lender (QTL) status. The Company presently operates as a unitary savings and loan holding company and has been in existence prior to May 4, 1999. The Bank currently satisfies the QTL test. Accordingly, the Company does not currently have significant limitations on its activities. If the Company ceases to be a unitary savings and loan holding company or to satisfy the QTL test, the activities of the Company and its non-savings association subsidiaries would thereafter be subject to substantial restrictions.

Federal Savings Association Regulation

     Business Activities. The Bank is a wholly-owned subsidiary of the Company. The Bank’s lending, investment, and other activities are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings associations may engage.

     Regulatory Capital Requirements and Prompt Corrective Action. OTS capital regulations require savings associations to satisfy three minimum capital standards: (i) a risk-based capital requirement, (ii) a leverage requirement, and (iii) a tangible capital requirement.

     Under the risk-based capital requirements of the OTS, the Bank must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance-sheet items). In determining the amount of risk-weighted assets, all assets are multiplied by a risk-weight factor ranging from 0% to 100%, as assigned by the OTS capital regulations based on the risks inherent in the type of asset. For purposes of the risk-based capital requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, the Bank is required to maintain Tier 1 (core) capital equal to at least 4% of adjusted total assets (3% if the Bank has received the highest composite rating under the Uniform Financial Institutions Ratings System). Under the tangible capital requirement, the Bank is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets. These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels above these minimums.

     The prompt corrective action regulations, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDIC Improvement Act of 1991), require certain mandatory actions and authorize certain other discretionary actions to be taken by the OTS and the FDIC against a savings association that falls within certain undercapitalized capital categories specified in the regulations. The regulations establish five categories of capital classification: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, the ratios of total capital to risk-weighted assets and core capital to risk-weighted assets and the leverage ratio are used to determine a savings association’s capital classification.

     The OTS and the FDIC may order savings associations which have insufficient capital to take prompt corrective actions. For example, a savings association that is not at least “adequately capitalized” is required to submit a capital restoration plan to the regulators and may not, among other restrictions, increase its assets, engage in certain activities, make any capital distributions, establish a new branch, or acquire another financial institution. In addition, a capital restoration plan of a savings association controlled by a holding company must include a guarantee by the holding company limited to the lesser of 5% of the association’s assets when it failed to meet the “adequately capitalized” standard or the amount needed to satisfy the plan. Additional and more stringent supervisory actions may be taken depending on the financial condition of the savings association and other circumstances, such as, for example, the removal and replacement of directors and senior executive officers. Savings associations deemed to be “critically undercapitalized” are subject to the appointment of a receiver or conservator.

     Savings associations that have a total risk-based capital ratio of at least 10%, a leverage ratio of at least 5% and a Tier 1 risk-based capital ratio of at least 6% and that are not subject to any order or written directive to meet and maintain a specific capital level are considered “well capitalized.” At December 31, 2009, the Bank had a total-risk based capital ratio of 12.35%, a leverage ratio of 8.88% and a Tier 1 risk-based capital ratio of 11.15%. As such, the Bank was considered “well capitalized” at December 31, 2009. For further discussion related to our capital ratios see “Note 12. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

     Dividends and Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings association. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the association’s own stock, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The regulations provide that an association must submit an application to the OTS to receive approval of any capital distribution if the association (i) is not eligible for expedited treatment, (ii) proposes capital distributions for the applicable calendar year that exceed in the aggregate its net income for that year to date plus its retained income for the preceding two years, (iii) would not be at least adequately capitalized following the distribution, or (iv) would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the association is required to provide a written notice (rather than an application) to the OTS prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS. During 2009, the Bank did not pay dividends to the Company. The Company relies on dividends from the Bank as its primary source of funds, including the funds needed to pay dividends, if any, to shareholders of the Company.

     Informal Regulatory Agreements. Effective March 20, 2009, the Company and the Bank agreed to enter into informal agreements with the OTS to address certain regulatory matters. Specifically, under the agreements the Company and the Bank have submitted their capital and business plans to the OTS for its review and comment as well as its review of the Bank’s efforts in monitoring and reducing its nonperforming loans. In addition, under the agreements, both the Company and the Bank have agreed to seek the OTS’ approval prior to the declaration of any future dividends. The Company has also agreed not to repurchase or redeem any shares of its common stock or incur or renew any debt without the OTS’ approval. The Company does not currently have any debt outstanding. Compliance with the terms of the agreements is not expected to have a material effect on the financial condition or results of operations of the Company or the Bank.

     Insurance of Deposit Accounts. Due to the recent difficult economic conditions in the U.S., deposit insurance per account owner has been increased from $100,000 to $250,000 through December 31, 2013. Thereafter, regular deposit accounts will be insured up to a maximum of $100,000 and self-directed retirement accounts up to a maximum of $250,000.

     In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (TLGP) by which, for a fee, noninterest bearing transaction accounts receive unlimited FDIC insurance coverage through June 30, 2010 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC through December 31, 2012. We have elected to participate in both the unlimited noninterest bearing transaction account coverage and the unsecured debt guarantee program. For further discussion related to the TLGP see “Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises in the United States” below.

     The Bank’s deposits are insured up to the applicable limits under the DIF. The DIF is the successor to the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF). The FDIC maintains the DIF by assessing depository institutions an insurance premium. The FDIC annually sets the reserve level of the DIF within a statutory range between 1.15% and 1.50% of insured deposits. If the reserve level of the DIF falls below 1.15%, or is expected to do so within six months, the FDIC must adopt a restoration plan that will restore the DIF to a 1.15% ratio generally within five years. If the reserve level exceeds 1.35%, the FDIC may return some of the excess in the form of dividends to insured institutions.

     Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. The FDIC has the authority to raise or lower assessment rates on insured deposits, subject to limits, and to impose special assessments. A significant increase in insurance premiums or the imposition of special assessments would have an adverse effect on the operating expenses and results of operations of the Bank.

     Currently, assessments for FDIC deposit insurance range from seven to seventy-seven basis points per $100 of assessable deposits. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009. The Bank paid a total of $2.2 million in deposit insurance assessments in 2009 including $495,000 related to the special assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

     In 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $6.6 million.

     In addition to the FDIC insurance premiums, the Bank is required to make quarterly payments on bonds issued by the Financing Corporation (FICO), an agency of the Federal government established to recapitalize a predecessor deposit insurance fund. During 2009, the Bank’s FICO assessment totaled $90,000. These assessments will continue until the FICO bonds are repaid between 2017 and 2019.

     Federal law also provided a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations, credits could be used beginning in 2007 to offset assessments until exhausted. The Bank’s remaining one-time credit was $1.2 million which was fully utilized at December 31, 2009.

     Termination of Deposit Insurance. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, rule, regulation, order or condition imposed by the FDIC. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the FDIC deposit insurance of the Bank, and the management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

     Qualified Thrift Lender Test. Federal law requires OTS-regulated savings associations to meet a QTL test to avoid certain restrictions on its operations. A savings association satisfies the QTL test if the savings association’s “qualified thrift investments” continue to equal or exceed 65% of the savings association’s “portfolio assets” on a monthly average basis in nine out of every twelve months. “Qualified thrift investments” generally means primarily securities, mortgage loans, and other investments related to housing, home equity loans, credit card loans, education loans, and other consumer loans up to a certain percentage of assets. “Portfolio assets” generally means total assets of a savings association less the sum of certain specified liquid assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

     A savings association may also satisfy the QTL test by qualifying as a “domestic building and loan association” (DBLA) under the Internal Revenue Code of 1986. To satisfy the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations, and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA’s assets must consist of assets that savings associations normally hold, except for consumer loans that are not educational loans. The Bank met the requirements of the QTL test by maintaining 71.51% of its assets at December 31, 2009 in the foregoing asset base.

     A savings association which fails to meet either test must either convert to a national bank or be subject to the following: (i) it may not enter into any new activity except for those permissible for both a national bank and for a savings association, (ii) its branching activities will be limited to those of a national bank, and (iii) it will be bound by regulations applicable to national banks respecting payment of dividends. Within three years of failing the QTL test or DBLA test, the savings association must dispose of any investment or activity not permissible for both a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then the holding company must, within a prescribed time period, become registered as a bank holding company under the Bank Holding Company Act of 1956 (BHCA) and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

     Loans to One Borrower. Federal law provides that savings associations are generally subject to certain limits on loans to one borrower or a related group of borrowers. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit on an unsecured basis to a single borrower or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be loaned equal to 10% of unimpaired capital and surplus, if the loan is secured by specified readily-marketable collateral, which generally does not include real estate.

     Transactions with Affiliates. Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act, the implementing regulations contained in Regulation W and additional regulations adopted by the OTS. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. In general, these restrictions limit the amount of the transactions between a savings association and its affiliates, as well as the aggregate amount of transactions between a savings association and all of its affiliates, impose collateral requirements in some cases, and require transactions with affiliates to be on the same terms comparable to those with unaffiliated entities. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of an affiliate. The OTS has the discretion to further restrict transactions of a savings association with an affiliate on a case-by-case basis.

     Change of Control. Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company is subject to regulation, examination, and supervision by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association’s or savings and loan holding company’s voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

     Companies subject to the BHCA that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision, examination, and regulation by the OTS. OTS approval is not required for a bank holding company to acquire control of a savings association, although the OTS has a consultative role with the FRB in examination, enforcement, and acquisition matters. Holding companies that control both a bank and a savings association, however, are subject to registration, supervision, examination, and regulation under the BCHA and FRB regulations.

     Safety and Soundness Guidelines. The OTS and the other federal banking regulators have established guidelines for safety and soundness for insured depository institutions. These standards relate to, among other matters, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate exposure, compensation, and other operational and managerial matters. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal banking regulator. If the deficiency persists, the OTS and the other federal banking regulators may issue an order that requires the institution to correct the deficiency and may take other statutorily-mandated or discretionary actions.

     Enforcement Powers. The OTS and the other federal banking regulators have the authority to assess civil and criminal penalties under certain circumstances against depository institutions and certain “institution-affiliated parties,” including controlling shareholders, directors, management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys and accountants, and others who participate in the conduct of the financial institution’s affairs. In addition, the OTS and the other federal banking regulators have the authority to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include, among others, issuance of capital directives, cease-and-desist orders, removal of directors and officers, termination of deposit insurance, and placing an institution into a receivership. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

     Community Reinvestment Act. Savings associations have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The CRA requires the OTS to assess the Bank’s record of meeting the credit needs of its community, to assign the Bank one of four CRA ratings, and to take this record into account in the OTS’ evaluation of certain applications of the Bank, such as an application relating to a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. The Bank received a satisfactory rating during its latest CRA examination in 2008.

     Consumer Protection Laws. We are subject to many federal consumer protection statutes and regulations including the Equal Credit Opportunity Act (Regulation B), the Fair Housing Act, the Truth in Lending Act (Regulation Z), the Truth in Savings Act (Regulation DD), the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act (Regulation C), and the Fair and Accurate Credit Transactions Act. Among other things, these statutes and regulations:
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
  require financial institutions to implement identity theft prevention programs and measures to protect the confidentiality of consumer financial information; and
  prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

     Other Laws. The Bank is subject to a variety of other federal laws that require it to maintain certain programs or procedures and to file certain information with the U.S. Government. For example, the Bank is subject to federal laws protecting the confidentiality of consumer financial records and limiting the ability of the Bank to share non-public personal information with third parties. In addition, the Bank is subject to federal anti-money laundering requirements which provide that the Bank must maintain, among other items, client identification and anti-money laundering programs. These requirements also provide for information sharing between the Bank and the U.S. government. Further, the Bank is required to have systems in place to detect certain transactions. The Bank is generally required to report cash transactions involving more than $10,000 to the U.S. government and to file suspicious activity reports under certain circumstances involving its clients and employees or others.

Federal Home Loan Bank System

     The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board, an independent federal agency, controls the FHLB system, including the FHLB-IN. The FHLB system provides a central credit facility primarily for member institutions. As a member of the FHLB-IN, the Bank is required to acquire and hold shares of capital stock in the FHLB-IN in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-IN, whichever is greater. At December 31, 2009, we had advances from the FHLB-IN with aggregate outstanding principal balances of $87.5 million, and our investment in FHLB-IN stock of $23.9 million was $19.6 million in excess of our minimum requirement. FHLB advances must be secured by specified types of assets of the Bank and are available to member institutions primarily for the purpose of providing funds for residential housing finance. The FHLB-IN has certain requirements including a five year notice period pursuant to their capital plan that must be met before they redeem their stock. We have requested redemption of $15.5 million of our investment in FHLB-IN stock. The five year notice period ends in 2011 on $12.4 million and in 2012 on $2.8 million of our requested redemption.

     Regulatory directives, capital requirements, and net income of the FHLBs affect their ability to pay dividends on the FHLB stock held by their members. In addition, FHLBs are required to provide funds to cover certain obligations, to fund the resolution of insolvent thrifts, and to contribute funds for affordable housing programs. These items could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members.

Sarbanes-Oxley Act of 2002

     The Company complies with the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act). The Sarbanes-Oxley Act’s stated goals include enhancing corporate responsibility, increasing penalties for accounting and auditing improprieties at publicly traded companies such as the Company, and protecting investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws.

     Among other requirements, the Sarbanes-Oxley Act established: (i) new requirements for audit committees of public companies, including independence, expertise and responsibilities; (ii) new standards for independent auditors and their audits of financial statements; (iii) a requirement that the chief executive officers and chief financial officers of public companies sign certifications relating to the financial statements and other information contained in periodic reports filed with the SEC as well as the Company’s internal control over financial reporting and disclosure controls and procedures; (iv) increased and accelerated disclosure obligations for public companies; and (v) new and increased civil and criminal penalties for violation of the federal securities laws.

Recent Legislative and Regulatory Initiatives to Address Financial and Economic Crises in the United States

     On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law, giving the United States Department of the Treasury (Treasury Department) broad authority to address the recent deterioration of the U.S. economy, to implement certain actions to help restore confidence, stability, and liquidity to U.S. financial markets, and to encourage financial institutions to increase their lending to clients and to each other. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program (TARP). The Treasury Department allocated $250 billion to the Voluntary Capital Purchase Program (CPP) under the TARP. The TARP also includes direct purchases or guarantees of troubled assets of financial institutions by the U.S. government.

     Under the CPP, the Treasury Department was authorized to purchase debt or equity securities from participating financial institutions. In connection therewith, each participating financial institution issued to the Treasury Department a warrant to purchase a certain number of shares of stock of the institution. During such time as the Treasury Department holds securities issued under the CPP, the participating financial institutions are required to comply with the Treasury Department’s standards for executive compensation and will have limited ability to increase the amounts of dividends paid on, or to repurchase, their common stock. The Company determined not to participate in the CPP.

     On October 14, 2008, the FDIC announced the TLGP. The TLGP includes the Transaction Account Guarantee Program (TAGP), which provided unlimited deposit insurance coverage through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions that participate in the TAGP pay a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the extra deposit insurance is in place. The FDIC has authorized an extension of the TAGP through June 30, 2010 for institutions participating in the original TAGP, unless an institution opts out of the extension period. During the extension period, fees increase to 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes.

     The TLGP also includes the Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt issued by FDIC-insured institutions and their holding companies. Under the DGP, upon a default by an issuer of FDIC-guaranteed debt, the FDIC will continue to make scheduled principal and interest payments on the debt. The unsecured debt must have been issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date (or mandatory conversion date) or December 31, 2012, although the debt may have a maturity date beyond December 31, 2012. Depending on the maturity of the debt, the nonrefundable DGP guarantee fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or December 31, 2012. The FDIC also established an emergency debt guarantee facility through April 30, 2010 through which institutions that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control may apply on a case-by-case basis to issue FDIC-guaranteed senior unsecured debt. The FDIC guarantee of any debt issued under this emergency facility would be subject to an annualized assessment rate equal to a minimum of 300 basis points.

     The TAGP and DGP are in effect for all eligible entities, unless the entity opted out on or before December 5, 2008. The Company elected to participate in both the TAGP and the DGP and did not opt out of the extension period for the TAGP.

     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA), more commonly known as the federal economic stimulus or economic recovery package, went into effect. The ARRA includes a wide variety of programs intended to stimulate the U. S. economy and provide for extensive infrastructure, energy, health, and education needs. The ARRA also imposes new executive compensation limits and corporate governance requirements on participants in the CPP in addition to those previously announced by the Treasury Department. Because the Company elected not to participate in the CPP, these limits and requirements do not apply to the Company.

ITEM 1A. RISK FACTORS

     Investments in CFS Bancorp, Inc. common stock involve risk. The following discussion highlights risks management believes are material for us, but does not necessarily include all risks that we may face.

Failure to comply with the restrictions and conditions in the informal regulatory agreements that the Company and the Bank entered into with the Office of Thrift Supervision could result in additional enforcement action against us.

     Effective March 20, 2009, we entered into informal agreements with the OTS to address certain regulatory matters. Although we expect that these agreements will not have a material effect on our financial condition or results of operations, if we fail to comply with the terms and conditions of the agreements, the OTS could take additional enforcement action against us, including the imposition of further operating restrictions. Any additional action could harm our reputation and our ability to retain or attract clients or employees and impact the trading price of our common stock.

We operate in a highly regulated industry and may be affected adversely by negative examination results and changes in laws, regulations, and accounting industry pronouncements.

     The Bank, like other Federal savings banks, is subject to extensive regulation, supervision, and examination by the OTS, its chartering authority, and by the FDIC, the insurer of its deposits. CFS, like other thrift holding companies, is subject to regulation and supervision by the OTS. This regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund administered by the FDIC and our depositors. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, and determination of the level of our allowance for losses on loans.

     The current regulatory landscape in which insured depository financial institutions operate is expected to change – perhaps significantly – following a recent policy statement issued by the U.S. Department of the Treasury calling for stronger capital and liquidity standards for banking firms as well as the Obama Administration’s June 2009 financial regulatory reform proposal. The proposed legislation contains several provisions that would have a direct impact on us. Under the proposed legislation, the federal savings association charter would be eliminated and the OTS would be consolidated with the Comptroller of the Currency into a new regulator, the National Bank Supervisor. The proposed legislation would also require the Bank to convert to a national bank or a state-chartered institution. In addition, the proposed legislation would eliminate the status of “savings and loan holding company” and mandate that the Company register as a bank holding company. Registration as a bank holding company would represent a significant change because there are material differences between savings and loan holding company and bank holding company supervision and regulation. For example, bank holding companies above a specified asset size are subject to consolidated leverage and risk-based capital requirements whereas savings and loan holding companies are not subject to such requirements. The proposed legislation would also create the Consumer Financial Protection Agency, a new federal agency dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products and services, which would create new regulatory requirements and increased regulatory compliance costs for us. If enacted, the proposed legislation may have a material impact on our operations. However, because any final legislation may differ significantly from the current administration’s proposal, the specific effects of the legislation cannot be evaluated at this time.

     In addition, like all U.S. companies who prepare their financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP), we are subject to changes in accounting rules and interpretations. We cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on us. Any such changes may negatively affect our financial performance, our ability to expand our products and services, and our ability to increase the value of our business and, as a result, could be materially adverse to our shareholders. In addition, like other federally insured depository institutions, CFS and the Bank prepare and publicly report additional financial information under Regulatory Accounting Principles (RAP) and are similarly subject to changes in these rules and interpretations.

We may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

     Market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits. As a result, depository institutions participating in the insurance fund, including the Bank, may be required to pay significantly higher premiums or additional special assessments that could adversely affect our earnings. It is possible that the FDIC may impose additional special assessments in the future as part of its restoration plan.

Our ability to pay dividends is restricted.

     Although we have been paying quarterly dividends regularly since 1998, our ability to pay dividends to shareholders depends upon the prior approval of the OTS pursuant to an informal regulatory agreement with the OTS. Additionally, the Bank is subject to the same restrictions on making dividends to the Company under its informal regulatory agreement with the OTS. Accordingly, we may cease paying dividends to our shareholders.

If economic conditions continue to deteriorate, our results of operations and financial condition could be adversely impacted as borrowers' ability to repay loans declines and the value of the collateral securing our loans decreases.

     Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government, and other significant external events. In addition, we have a significant amount of real estate loans. Accordingly, decreases in real estate values could adversely affect the value of collateral securing our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.

We are subject to lending risk and could suffer losses in our loan portfolio despite our underwriting practices.

     There are inherent risks associated with our lending activities. There are risks inherent in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral, and changes in economic and industry conditions. We attempt to closely manage our credit risk through prudent loan underwriting and application approval procedures, careful monitoring of concentrations of our loans within specific industries, and periodic independent reviews of outstanding loans by third-party loan review specialists. We cannot assure that such approval and monitoring procedures will reduce these credit risks to acceptable tolerance levels.

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

     As of December 31, 2009, approximately 67% of our loan portfolio consisted of commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), and commercial construction and land development loans. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small- or medium-sized business clients who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than one-to-four family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), and commercial construction and land development loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans and also could require us to increase the provision for losses on loans and increase loan charge-offs, all of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations.

Our allowance for losses on loans may be insufficient to cover actual losses on loans.

     In keeping with industry practice, regulatory guidelines, and U.S. GAAP, we maintain an allowance for losses on loans at a level we believe adequate to absorb credit losses inherent in the loan portfolio. The allowance for losses on loans is a reserve established through a provision for losses on loans charged to expense that represents our estimate of probable incurred losses within the loan portfolio at each statement of condition date and is based on the review of available and relevant information. The level of the allowance for losses on loans reflects our consideration of historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions. The determination of the appropriate level of the allowance for losses on loans inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for losses on loans. Also, if charge-offs in future periods exceed the allowance for losses on loans, we will need additional provisions to increase our allowance for losses on loans. Any increases in the allowance for losses on loans will result in a decrease in net income and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance, and capital.

     We maintain an investment portfolio that includes, but is not limited to, government sponsored entity securities, mortgage-backed securities, and pooled trust preferred securities. The market value of investments in our portfolio has become increasingly volatile. The market value of investments may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate, and a lack of liquidity for resales of certain investment securities, as well as specific challenges which may arise in the secondary markets for such investments. We periodically, but not less than quarterly, evaluate investments and other assets for impairment indicators. We may be required to record additional impairment charges if our investments suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

     In accordance with U.S. GAAP, we report certain assets, including investment securities, at fair value. Generally, for assets that are reported at fair value we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

Unexpected losses in future reporting periods may require us to establish a valuation allowance against our deferred tax assets.

     We evaluate our deferred tax assets for recoverability based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the “more likely than not” criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under applicable tax laws. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in the near term if estimates of future taxable income during the carryforward period are reduced. Such a charge could have a material adverse effect on our results of operations, financial condition, and capital position.

Our operations are subject to interest rate risk and variations in interest rates may negatively affect financial performance.

     In addition to other factors, our earnings and cash flows are dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed money. Changes in the general level of interest rates may have an adverse effect on our business, financial condition, and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and securities and the amount of interest that we pay on deposits and borrowings. Changes in monetary policy and interest rates also can adversely affect:
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

Negative conditions in the general economy and financial services industry may limit our access to additional funding and adversely affect liquidity.

     An inability to raise funds through deposits, borrowings, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. General industry factors that could detrimentally affect our access to liquidity sources include severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by the turmoil in the domestic and worldwide credit markets which occurred in late 2008 and early 2009. Our ability to borrow could also be impaired by factors that are specific to us, such as a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.

We operate in a highly competitive industry and market area with other financial institutions offering products and services similar to those we offer.

     In our market area, we encounter significant competition from other savings associations, commercial banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries. Our competitors may have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. Our profitability depends upon our continued ability to compete successfully in our market area.

We may experience difficulties in managing our growth, and our growth strategy involves risks that may negatively impact our net income.

     We may expand into additional communities or attempt to strengthen our position in our current market and in surrounding areas by opening new branches and acquiring existing branches of other financial institutions. To the extent that we undertake additional branch openings and acquisitions, we are likely to continue to experience the effects of higher operating expenses relative to operating income from the new operations, which may have an adverse effect on our levels of reported net income, return on average equity, and return on average assets. Other effects of engaging in such growth strategies may include potential diversion of management’s time and attention from other aspects of our business and the general disruption to our business.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

     Like other savings and loan holding companies, we are required by our regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values, and other factors. Should we elect, or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company. Although we remain “well capitalized” at December 31, 2009 for regulatory purposes and have not had a deterioration in our liquidity, the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions, and a number of other factors, many of which lie outside of our control. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

We may not be able to attract and retain the skilled employees necessary for our business.

     Our success depends, in large part, on our ability to attract and retain key employees. Competition for the best employees in most of our business lines can be intense, and we may not be able to hire or retain the necessary employees for meeting our business goals. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

Our information systems may experience an interruption or breach in security that could impact our operational capabilities.

     We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our client relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

The trading volume in our common stock has been low, and the sale of a substantial number of shares of our common stock in the public market could depress the price of our common stock and make it difficult for you to sell your shares.

     Our common stock is listed to trade on the NASDAQ Global Market, but is thinly traded. As a result, you may not be able to sell your shares of common stock on short notice. Additionally, thinly traded stock can be more volatile than stock trading in an active public market. The sale of a substantial number of shares of our common stock at one time could temporarily depress the market price of our common stock, making it difficult for you to sell your shares and impairing our ability to raise capital.

We may be subject to examinations by taxing authorities which could adversely affect our results of operations.

     Like other for-profit enterprises, in the normal course of business, we may be subject to examinations from federal and state taxing authorities regarding the amount of taxes due in connection with investments we have made and the businesses in which we are engaged. Recently, federal and state taxing authorities have become increasingly aggressive in challenging tax positions taken by financial institutions. The challenges made by taxing authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in our favor, they could have an adverse effect on our financial condition and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We conduct our business through our main office and headquarters located at 707 Ridge Road, Munster, Indiana, 46321. In addition, we operate 23 banking centers in Cook, DuPage, and Will counties in Illinois and Lake and Porter counties in Indiana. We currently own 16 full-service banking centers and lease seven others. We intend to build future full-service banking centers and own three vacant lots in Illinois and one in Indiana. In addition, we maintain 37 automated teller machines (ATMs), 24 of which are located at our branch offices. The net book value of our property and leasehold improvements at December 31, 2009 totaled $17.2 million. See “Note 4. Office Properties and Equipment” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

ITEM 4. RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)
The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CITZ.” As of December 31, 2009, there were 10,771,061 shares of common stock outstanding which were held by 1,926 shareholders of record. The following table sets forth the high and low closing sales price as reported by NASDAQ and cash dividends paid per share during each quarter of 2009 and 2008. See further information regarding the ability to pay dividends in “Regulation” within “Item 1. Business” and also “Note 12. Shareholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

			Cash
	Share Price		Dividend
	High	Low	Paid
2008
First Quarter	$14.70	$13.33	$0.12
Second Quarter	14.93	11.42	0.12
Third Quarter	11.84	8.10	0.12
Fourth Quarter	10.31	3.50	0.04
2009
First Quarter	$4.80	$1.75	$0.01
Second Quarter	4.33	3.50	0.01
Third Quarter	4.68	3.75	0.01
Fourth Quarter	4.73	3.23	0.01

     The information for equity compensation plans is incorporated by reference from “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” of this Annual Report on Form 10-K. There were no sales of unregistered shares of common stock by the Company during the fourth quarter of 2009. Pursuant to informal regulatory agreements with the OTS, we are prohibited from paying dividends without prior approval from the OTS.

(b)	Not applicable.

(c)
We did not repurchase any shares of common stock during the quarter ended December 31, 2009. Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased. We are currently prohibited from repurchasing our common stock without the prior approval of the OTS pursuant to our informal regulatory agreement with them.

PERFORMANCE GRAPH

     The following graph compares the cumulative total returns for common stock to the total returns for the Standard and Poor’s 500 Index (S&P 500) and the NASDAQ Bank Index. The graph assumes that $100 was invested on December 31, 2004 in our common stock, the S&P 500 Index, and the NASDAQ Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes dividends are reinvested.

Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
CFS Bancorp, Inc.	$100.00	$103.71	$109.78	$113.75	$31.43	$26.45
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Bank Index	100.00	95.67	106.20	82.76	62.96	51.31

ITEM 6. SELECTED FINANCIAL DATA

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)
Selected Financial Condition Data:
Total assets	$1,081,515	$1,121,855	$1,150,278	$1,254,390	$1,242,888
Loans receivable	762,386	749,973	793,136	802,383	917,405
Allowance for losses on loans	19,461	15,558	8,026	11,184	12,939
Securities, available-for-sale	188,781	251,270	224,594	298,925	218,550
Securities, held-to-maturity	5,000	6,940	3,940	—	—
Deposits	849,758	824,097	863,272	907,095	828,635
Borrowed money	111,808	172,937	135,459	202,275	257,326
Shareholders’ equity	110,373	111,809	130,414	131,806	142,367
Book value per outstanding share	$10.25	$10.47	$12.18	$11.84	$11.86
Average shareholders’ equity to average assets	10.24%	11.14%	10.75%	10.54%	11.38%
Non-performing assets to total assets	6.31	5.16	2.67	2.22	1.74
Allowance for losses on loans to non-performing loans	32.98	28.44	27.11	40.64	61.49
Allowance for losses on loans to total loans	2.55	2.07	1.01	1.39	1.41

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)
Selected Operations Data:
Interest income	$51,308	$59,539	$72,241	$75,547	$69,464
Interest expense	13,715	24,656	38,134	42,644	39,603
Net interest income	37,593	34,883	34,107	32,903	29,861
Provision for losses on loans	12,588	26,296	2,328	1,309	1,580
Net interest income after provision for losses on loans	25,005	8,587	31,779	31,594	28,281
Non-interest income	11,472	5,623	11,515	10,542	11,397
Non-interest expense	39,282	34,178	33,459	36,178	33,485
Income (loss) before income taxes	(2,805)	(19,968)	9,835	5,958	6,193
Income tax expense (benefit)	(2,262)	(8,673)	2,310	618	1,176
Net income (loss)	$(543)	$(11,295)	$7,525	$5,340	$5,017

Earnings (loss) per share (basic)	$(0.05)	$(1.10)	$0.71	$0.48	$0.43
Earnings (loss) per share (diluted)	(0.05)	(1.10)	0.69	0.47	0.42
Cash dividends declared per common share	0.04	0.40	0.48	0.48	0.48
Dividend payout ratio	NM	NM	69.57%	102.13%	114.29%

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands except per share data)
Selected Operating Ratios:
Net interest margin	3.72%	3.32%	3.02%	2.73%	2.48%
Average interest-earning assets to average interest-bearing liabilities	112.56	113.07	113.27	113.03	113.44
Ratio of non-interest expense to average total assets	3.58	3.01	2.76	2.83	2.62
Return (loss) on average assets	(0.05)	(0.99)	0.62	0.42	0.39
Return (loss) on average equity	(0.48)	(8.93)	5.78	3.96	3.45

Efficiency Ratio Calculations (1):
Efficiency Ratio:
Non-interest expense	$39,282	$34,178	$33,459	$36,178	$33,485
Net interest income plus non-interest income	$49,065	$40,506	$45,622	$43,445	$41,258
Efficiency ratio	80.06%	84.38%	73.34%	83.27%	81.16%

Core Efficiency Ratio:
Non-interest expense	$39,282	$34,178	$33,459	$36,178	$33,485
Adjustment for the special assessment – FDIC insurance	(495)	—	—	—	—
Adjustment for the goodwill impairment	—	(1,185)	—	—	—
Non-interest expense – as adjusted	$38,787	$32,993	$33,459	$36,178	$33,485
Net interest income plus non-interest income	$49,065	$40,506	$45,622	$43,445	$41,258
Adjustments:
Net realized (gains) losses on sales of securities available-for-sale	(1,092)	(69)	(536)	(750)	238
Other-than-temporary impairment of securities available-for-sale	—	4,334	—	—	240
Net realized (gains) losses on sales of assets	9	(30)	(22)	994	(354)
Amortization of deferred premium on the early extinguishment of debt	175	1,452	4,540	9,624	14,381
Net interest income plus non-interest income – as adjusted	$48,157	$46,193	$49,604	$53,313	$55,763
Core efficiency ratio	80.54%	71.42%	67.45%	67.86%	60.05%
____________________

(1)
See “Results of Operations – Non-Interest Expense” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions about non-U.S. GAAP efficiency ratio and core efficiency ratio disclosures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents the more significant factors affecting our financial condition as of December 31, 2009 and 2008 and results of operations for each of the years in the three-year period ended December 31, 2009. This discussion and analysis should be read in conjunction with our consolidated financial statements, notes thereto, and other financial information appearing elsewhere in this report.

     During 2009, we recorded a net loss of $543,000, or $(0.05) per share. Economic conditions locally and throughout the country continue to impact real estate values and have negatively impacted our borrowers’ ability to repay their loans in accordance with their original terms resulting in higher non-performing assets. Rapid declines in real estate values necessitated a higher than normal provision for losses on loans and increased valuation allowances on our other real estate owned properties. In addition, higher professional fees related to a shareholder derivative demand and higher FDIC insurance premiums negatively impacted earnings for the year. These factors exceeded reductions in controllable overhead costs, increases in non-interest income, and increases in net interest income attributable to higher net interest margins. Our net interest margin, driven by our extremely low cost of funds, increased for the sixth consecutive year.

     Despite the challenges of the past two years, our capital and liquidity positions remain strong. Our tangible common equity at December 31, 2009 was $110.4 million, or 10.31% of tangible assets. The Bank’s total capital to risk-weighted assets was 12.35%, exceeding the regulatory requirement of 10% to be considered “well capitalized” and in excess of all regulatory capital requirements set by the OTS.

     We have made significant progress in diversifying our loan portfolio by growing targeted segments and reducing loans not meeting our current defined risk tolerance. Since December 31, 2008, we have increased our portfolio of commercial and industrial, owner-occupied commercial real estate, and multifamily loans by $51.1 million. These categories represent 47% of our commercial loan portfolio at December 31, 2009 compared to 39% a year ago. This growth was partially offset by decreases in commercial construction and land development, non-owner occupied commercial real estate, and one-to-four family residential loans totaling $37.3 million. Our loans receivable increased to $762.4 million at December 31, 2009 compared to $750.0 million at December 31, 2008.

     The deposit environment has become more favorable with consumer savings rates on the rise and overall pricing within the industry being more rational than in the recent past. We continue to focus on building new and deepening existing client relationships while remaining disciplined in our pricing, particularly our certificates of deposit. At December 31, 2009, our total core deposits increased $36.1 million, or 8.1%, from December 31, 2008. Investments in our branch network, technological infrastructure, human capital, and brand have enhanced our ability to translate existing and new client relationships into deposit growth.

Progress on Strategic Growth and Diversification Plan

     Our Strategic Growth and Diversification Plan is built around four core objectives: decreasing non-performing loans; ensuring costs are appropriate given our targeted future asset base; growing while diversifying by targeting small- and medium-sized business owners for relationship-based banking opportunities; and expanding and deepening our relationships with our clients by meeting a higher percentage of our clients’ financial service needs.

     Progress on the Strategic Growth and Diversification plan continues at a consistent pace, although a little slower than we would otherwise have preferred as a result of the present economic conditions. The uncertainty over future economic conditions and industry-wide concerns over capital levels necessitates prudent capital management. During the fourth quarter of 2009, the parent company elected to make a $1.75 million capital infusion into the Bank in order to maintain internal capital ratio targets.

     Credit quality remains a major concern and our number one priority in 2010. The decline in the real estate collateral values supporting many of our non-performing loans and other real estate owned led to increases in impairment reserves on loans, net charge-offs, and valuation allowances on other real estate owned during 2009. These non-performing assets impose negative pressure on earnings for a number of reasons, and we are committed to addressing these problem assets in a conservative, yet prudent, manner within the constraints of current and forecasted market conditions.

     We have continued to make progress in attracting new business banking clients and deepening relationships with current clients. Although we are doing a better job of controlling discretionary costs, higher nondiscretionary costs, including increased FDIC assessments, credit collection related costs, costs related to shareholder matters, and professional fees have negated the overall financial impact of these controls. Growth remains a strategic priority, but in the current environment, the Company is willing to accept a more linear rate of loan growth by focusing on high credit-quality borrowers and depositors.

     In addition, in late October 2009, our Board of Directors (Board) conducted its annual Strategic Retreat which focused on three key themes:
  assessing our progress towards our current strategic goals and objectives;
  evaluating the economic and regulatory environment moving forward; and
  reviewing a wide variety of strategic alternatives for our future.

     Our Board reiterated its vision of the Company and the Bank as a community-oriented financial institution serving the needs of its core Northwest Indiana and Southwest suburban Chicago markets. Our Board also reconfirmed its intent that the Company pursue the current Strategic Growth and Diversification Plan. Noting the current industry-wide expectations for a slow, gradual economic recovery, increased regulatory scrutiny, and anticipated higher future capital requirements for insured depository institutions, our Board articulated that the operating environment over the next few years is likely to remain unforgiving and characterized by both unforeseen threats and opportunities. In light of this, our Board has elected to further examine a number of potential strategic alternatives, such as:
  expanding the franchise;
  raising additional capital to further strengthen regulatory capital ratios and facilitate growth; and/or exploring business combinations with desirable strategic and financial attributes.
     To assist our Board and management team in this examination, we retained David D. Olson, a highly experienced strategic and financial advisor who was formerly the co-head of Donaldson Lufkin & Jenrette’s Financial Institutions Group and head of the firm’s Chicago Investment Banking office. Mr. Olson has served as senior banker on a broad range of Midwestern bank advisory and capital raising transactions. Our Board and management team continues to work closely with Mr. Olson and these initiatives.

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP), which require us to establish various accounting policies. Certain of these accounting policies require us to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. The estimates, judgments, and assumptions we used are based on historical experience, projected results, internal cash flow modeling techniques, and other factors which we believe are reasonable under the circumstances.

     Significant accounting policies are presented in “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in our financial statements. We view critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements. We currently view the determination of the allowance for losses on loans, valuations and impairments of securities, and the accounting for income taxes to be critical accounting policies.

     Allowance for Losses on Loans. We maintain our allowance for losses on loans at a level we believe is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for losses on loans represents our estimate of probable incurred losses in our loan portfolio at each statement of condition date and is based on our review of available and relevant information.

     The first component of our allowance for losses on loans contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables. We individually evaluate for impairment all loans over $1.0 million and classified substandard. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. If we determine a loan is collateral-dependent we will charge-off any identified collateral short fall against the allowance for losses on loans.

     If foreclosure is probable, we are required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals or estimated using an appraisal-like methodology. When current appraisals are not available, management estimates the fair value of the collateral giving consideration to several factors including the price at which individual unit(s) could be sold in the current market, the period of time over which the unit(s) would be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and the current market interest rates. The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

     The second component of our allowance for losses on loans contains allocations for probable incurred losses within various pools of loans with similar characteristics pursuant to ASC 450-10, Contingencies. This component is based in part on certain loss factors applied to various stratified loan pools excluding loans evaluated individually for impairment. In determining the appropriate loss factors for these loan pools, we consider historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions.

     Loan losses are charged off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged off are credited to the allowance. We assess the adequacy of the allowance for losses on loans on a quarterly basis and adjust the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level we deem appropriate. Our evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur. To the extent that actual outcomes differ from our estimates, an additional provision for losses on loans could be required which could adversely affect earnings or our financial position in future periods. The OTS could require us to make additional provisions for losses on loans.

     Securities. Under ASC 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. We determine the appropriate classification at the time of purchase. The classification of securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when we have the positive intent and we have the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

     The fair values of our securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs. Certain of the fair values of securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the securities. These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third-party pricing services, our judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics, and implied volatilities.

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

     Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2009 and December 31, 2008, we conducted an extensive analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary, largely based on available tax planning strategies and our projections of future taxable income. Additional positive evidence considered in our analysis was our long-term history of generating taxable income; the industry in which we operate is cyclical in nature, as a result, recent losses are not expected to have a significant long-term impact on our profitability; the fact that recent losses were partly attributable to syndicated/participation lending which we stopped investing in during the first quarter of 2007; our history of fully realizing net operating losses most recently a federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (nineteen years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois). We concluded that the aforementioned positive evidence outweighs the negative evidence of cumulative losses over the past three years. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

     We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at December 31, 2009.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED, AND RATES PAID

     The following table provides information regarding: (i) interest income recognized from interest-earning assets and their related average yields; (ii) the amount of interest expense realized on interest-bearing liabilities and their related average rates; (iii) net interest income; (iv) interest rate spread; and (v) net interest margin. Information is based on average daily balances during the periods indicated.

	Year Ended December 31,
	2009			2008			2007
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$752,906	$39,277	5.22%	$753,500	$45,213	6.00%	$806,626	$56,678	7.03%
Securities (2)	227,999	11,334	4.90	251,785	12,673	4.95	265,116	12,684	4.72
Other interest-earning assets (3)	28,794	697	2.42	45,330	1,653	3.65	59,215	2,879	4.86
Total interest-earning assets	1,009,699	51,308	5.08	1,050,615	59,539	5.67	1,130,957	72,241	6.39
Non-interest earning assets	87,812			85,178			79,370
Total assets	$1,097,511			$1,135,793			$1,210,327
Interest-bearing liabilities:
Deposits:
Checking accounts	$128,037	346	0.27	$105,481	612	0.58	$100,781	955	0.95
Money market accounts	157,518	1,133	0.72	181,852	3,768	2.07	176,538	5,947	3.37
Savings accounts	117,539	399	0.34	121,920	589	0.48	142,018	941	0.66
Certificates of deposit	366,506	8,569	2.34	374,834	13,130	3.50	400,607	18,379	4.59
Total deposits	769,600	10,447	1.36	784,087	18,099	2.31	819,944	26,222	3.20
Borrowings:
Other short-term borrowings (4)	14,653	101	0.69	25,743	430	1.67	19,828	811	4.09
FHLB borrowings (5)(6)(7)	112,763	3,167	2.77	119,369	6,127	5.05	158,667	11,101	6.90
Total borrowed money	127,416	3,268	2.53	145,112	6,557	4.44	178,495	11,912	6.58
Total interest-bearing liabilities	897,016	13,715	1.53	929,199	24,656	2.65	998,439	38,134	3.82
Non-interest bearing deposits	72,968			63,276			64,315
Non-interest bearing liabilities	15,169			16,779			17,475
Total liabilities	985,153			1,009,254			1,080,229
Shareholders’ equity	112,358			126,539			130,098
Total liabilities and shareholders’ equity	$1,097,511			$1,135,793			$1,210,327
Net interest-earning assets	$112,683			$121,416			$132,518
Net interest income/interest rate spread		$37,593	3.55%		$34,883	3.02%		$34,107	2.57%
Net interest margin			3.72%			3.32%			3.02%
Ratio of average interest-earning assets to
average interest-bearing liabilities			112.56%			113.07%			113.27%

____________________

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of securities are based on amortized cost.

(3)	Includes FHLB stock, money market accounts, federal funds sold, and interest-earning bank deposits.

(4)	Includes federal funds purchased, overnight borrowings from the Federal Reserve Bank discount window, and repurchase agreements (Repo Sweeps).

(5)
The 2009 period includes an average of $112.8 million of contractual FHLB borrowings reduced by an average of $62,000 of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowings for the 2009 period includes $175,000 of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium for the 2009 period increased the average cost of borrowed money as reported to 2.53% compared to an average contractual rate of 2.39%.

(6)
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

(7)
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

RATE/VOLUME ANALYSIS

     The following table details the effects of changing rates and volumes on net interest income. Information is provided with respect to: (i) effects on interest income attributable to changes in rate (changes in rate multiplied by prior volume); (ii) effects on interest income attributable to changes in volume (changes in volume multiplied by prior rate); and (iii) changes in rate/volume (changes in rate multiplied by changes in volume).

	Year Ended December 31,
	2009 Compared to 2008				2008 Compared to 2007
	Increase (Decrease) Due to				Increase (Decrease) Due to
			Rate/	Total Net			Rate/	Total Net
	Rate	Volume	Volume	Inc/(Dec)	Rate	Volume	Volume	Inc/(Dec)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(5,905)	$(36)	$5	$(5,936)	$(8,277)	$(3,733)	$545	$(11,465)
Securities	(157)	(1,197)	15	(1,339)	660	(638)	(33)	(11)
Other interest-earning assets	(556)	(603)	203	(956)	(720)	(675)	169	(1,226)
Total net change in income on interest-
earning assets	(6,618)	(1,836)	223	(8,231)	(8,337)	(5,046)	681	(12,702)
Interest-bearing liabilities:
Deposits:
Checking accounts	(327)	131	(70)	(266)	(371)	45	(17)	(343)
Money market accounts	(2,460)	(504)	329	(2,635)	(2,289)	179	(69)	(2,179)
Savings accounts	(175)	(21)	6	(190)	(255)	(133)	36	(352)
Certificates of deposit	(4,366)	(292)	97	(4,561)	(4,347)	(1,182)	280	(5,249)
Total deposits	(7,328)	(686)	362	(7,652)	(7,262)	(1,091)	230	(8,123)
Borrowings:
Other short-term borrowings	(253)	(185)	109	(329)	(480)	242	(143)	(381)
FHLB borrowings	(2,775)	(339)	154	(2,960)	(2,957)	(2,749)	732	(4,974)
Total borrowings	(3,028)	(524)	263	(3,289)	(3,437)	(2,507)	589	(5,355)
Total net change in expense on interest-
bearing liabilities	(10,356)	(1,210)	625	(10,941)	(10,699)	(3,598)	819	(13,478)
Net change in net interest income	$3,738	$(626)	$(402)	$2,710	$2,362	$(1,448)	$(138)	$776

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Income

     We reported a net loss of $543,000, or $(0.05) per share, for 2009 compared to a net loss of $11.3 million, or $(1.10) per share, for 2008. Our 2009 results of operations were positively impacted by increases in net interest income of $2.7 million and non-interest income of $5.8 million and a decrease in the provision for losses on loans of $13.7 million from the 2008 period. Partially offsetting these favorable variances was an increase in non-interest expense of $5.1 million from 2008.

Net Interest Income

     Net interest income is the principal source of earnings and consists of interest income received on loans and investment securities less interest expense paid on deposits and borrowed money. Net interest income totaled $37.6 million for 2009 compared to $34.9 million for 2008. Net interest margin (net interest income as a percentage of average interest-earning assets) for 2009 improved 40 basis points to 3.72% from 3.32% for 2008. The increases in net interest income and net interest margin were primarily a result of a reduction in the average cost of deposits and borrowings for 2009 when compared to 2008.

Interest Income

     Interest income decreased to $51.3 million for 2009 from $59.5 million for 2008. The weighted-average yield on interest-earning assets decreased 59 basis points to 5.08% for 2009 from 5.67% for the comparable 2008 period. The decrease was primarily due to lower market rates of interest coupled with a $10.3 million increase in non-performing assets since December 31, 2008. Interest income was also impacted by a decrease in the average balance of securities available-for-sale during 2009 as we elected to utilize excess liquidity to further de-leverage the balance sheet as opposed to reinvesting proceeds from maturities, paydowns, and sales of securities.

Interest Expense

     Total interest expense decreased to $13.7 million for 2009 from $24.7 million for the 2008 period. The average cost of interest-bearing liabilities decreased 112 basis points to 1.53% for 2009 from 2.65% for 2008. Interest expense on deposits was positively affected by disciplined pricing on deposits, including certificates of deposit. In addition, the amortization of the premium on the early extinguishment of FHLB debt decreased by $1.3 million from 2008 and was fully amortized at December 31, 2009.

     Interest expense on interest-bearing deposits decreased to $10.4 million for 2009 from $18.1 million for 2008. The weighted-average cost of deposits decreased 95 basis points to 1.36% from 2.31% for 2008. This decrease was primarily as a result of disciplined pricing on deposits, including certificates of deposit, as market interest rates were lower in 2009 than 2008.

     Interest expense on borrowed money decreased to $3.3 million for 2009 from $6.6 million for 2008 primarily as a result of lower rates on the repricing of FHLB debt. The average balances of FHLB debt also decreased during 2009 as we sought to strengthen our balance sheet and enhance our liquidity position by replacing this source of funding with core deposits and de-leveraging our balance sheet. The amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) that was included in total interest expense on borrowings decreased to $175,000 for 2009 from $1.5 million for 2008, which resulted in a decrease in the cost of borrowings to 2.53% for 2009 from 4.44% for 2008. The interest expense related to the Premium Amortization was $175,000 before taxes and fully recognized as of December 31, 2009.

     Interest expense on borrowings is detailed in the table below for the periods indicated.

	Year Ended
	December 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$101	$430	$(329)	(76.5)%
Interest expense on FHLB borrowings at contractual rates	2,992	4,675	(1,683)	(36.0)
Amortization of deferred premium	175	1,452	(1,277)	(87.9)
Total interest expense on borrowings	$3,268	$6,557	$(3,289)	(50.2)

Provision for Losses on Loans

     The provision for losses on loans decreased to $12.6 million for 2009 from $26.3 million in 2008. For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

     The following table identifies the changes in non-interest income for the periods presented:

	Year Ended
	December 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Service charges and other fees	$5,706	$6,051	$(345)	(5.7)%
Card-based fees	1,664	1,600	64	4.0
Commission income	246	341	(95)	(27.9)
Subtotal fee based revenues	7,616	7,992	(376)	(4.7)
Income from bank-owned life insurance	2,183	1,300	883	67.9
Other income	590	566	24	4.2
Subtotal	10,389	9,858	531	5.4
Securities gains, net	1,092	69	1,023	NM
Impairment on securities, available-for-sale	—	(4,334)	4,334	NM
Other asset gains (losses), net	(9)	30	(39)	NM
Total non-interest income	$11,472	$5,623	$5,849	104.0%

     Non-interest income before securities and other asset gains (losses) increased 5.4% for 2009 from 2008 primarily due to a gain on our bank-owned life insurance policy as a result of the death of former employees who were insured. This increase was partially offset by lower interest crediting rates resulting from a reduction in general market interest rates. Service charges and other fees decreased during 2009 from 2008 due to reduced volume of non-sufficient funds transactions which is an industry trend that is expected to continue, if not accelerate, due to recently passed legislation. Commission income from our third-party service provider from the sale of non-deposit investment products decreased due to decreased sales activity.

     During 2008, we recognized an other-than-temporary impairment on our investments in Fannie Mae and Freddie Mac preferred stock totaling $4.3 million. The market for investments in these government sponsored enterprises deteriorated throughout the second half of 2008 when the Treasury Department and the Federal Housing Finance Authority placed these enterprises into conservatorship.

Non-Interest Expense

     During 2009, significant progress has been made in managing controllable costs, which has been largely offset by increasing nondiscretionary costs. The following table identifies the changes in non-interest expense for the periods presented:

	Year Ended
	December 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$16,294	$15,160	$1,134	7.5%
Retirement and stock related compensation	968	783	185	23.6
Medical and life benefits	1,582	1,450	132	9.1
Other employee benefits	54	105	(51)	(48.6)
Subtotal compensation and employee benefits	18,898	17,498	1,400	8.0
Net occupancy expense	3,022	3,175	(153)	(4.8)
FDIC insurance premiums	2,240	159	2,081	NM
Professional fees	2,273	1,341	932	69.5
Furniture and equipment expense	2,129	2,362	(233)	(9.9)
Data processing	1,670	1,749	(79)	(4.5)
Marketing	832	1,002	(170)	(17.0)
Other real estate owned expenses	2,978	263	2,715	NM
Loan collection expense	1,077	655	422	64.4
Goodwill impairment	—	1,185	(1,185)	NM
Other general and administrative expenses	4,163	4,789	(626)	(13.1)
Total non-interest expense	$39,282	$34,178	$5,104	14.9

     Compensation and mandatory benefits expense increased during 2009 due to a full year of compensation costs associated with the mid-2008 hiring of Business Banking Relationship Managers and managers in loan operations and retail branches.

     Retirement and stock related compensation was impacted by changes in costs related to our deferred compensation plans, pension plan, and ESOP plan. During 2009, we amended our deferred compensation plan agreements to eliminate the ability of plan participants to diversify out of our common stock and to require distributions be made in our common stock. As a result, changes in the price of our common stock on shares held within the plan are no longer required to be recorded as compensation expense under U.S. GAAP. Prior to the amendment, changes in the price of our common stock on shares held within the plan were recorded as an adjustment to retirement and stock related compensation. As such, retirement and stock related compensation increased mainly due to the absence of a $1.4 million credit recorded in the 2008 period. This increase was partially offset by a $779,000 decrease in pension expense based on information we received from our plan administrator with respect to our annual funding requirements. Our ESOP expense also decreased $618,000 during 2009 due to the Bank paying the remaining $1.2 million on the ESOP loan during the first quarter of 2009. As such, the remaining 83,519 shares were allocated to the ESOP participants in 2009.

     Our FDIC insurance premiums increased $2.1 million during 2009 due to the adoption of the FDIC’s Restoration Plan. The increase in our FDIC insurance premiums included the industry-wide rate increases effective in 2009, the FDIC’s second quarter of 2009 special assessment, and the absence of the utilization of certain FDIC insurance premium credits in 2008. Our FDIC insurance premiums could increase in the near term due to industry-wide increases in assessment rates.

     Professional fees also increased $932,000 during 2009 compared to 2008 as a result of increased fees related to a shareholder derivative demand made late in the first quarter of 2009, additional regulatory compliance needs, supervisory examinations, and additional consulting fees. During 2009, we incurred $771,000 in expenses directly related to the shareholder derivative demand.

     Costs related to other real estate owned properties also increased $2.7 million during 2009 primarily due to increased valuation allowances and required expenses on our properties. Of the increase, $2.5 million was directly related to increases in the valuation reserves of three out of market commercial real estate properties caused by the decline in their net realizable value during the year.

     Loan collection expense increased $422,000 during 2009 primarily due to increased non-performing assets. These types of expenses include legal fees, appraisals, real estate tax payments, title searches, and other costs to protect our interests in the loans.

     Our efficiency ratio was 80.1% and 84.4%, respectively, for 2009 and 2008. Our core efficiency ratio was 80.5% and 71.4%, respectively, for 2009 and 2008. These ratios were negatively affected by increased non-interest expense as discussed above. For the reconciliation of our efficiency ratio and core efficiency ratio, see “Item 6. Selected Financial Data” of this Annual Report on Form 10-K.

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

Income Tax Expense

     The income tax benefit totaled $2.3 million for 2009 compared to $8.7 million for 2008. Our effective income tax rate benefit was 80.6% for 2009 compared to 43.4% for 2008. The increase in our income tax benefit rate was mainly the result of an increase in the percentage of permanent tax items to pre-tax loss during 2009. The overall effective tax rates continue to benefit from our investments in bank-owned life insurance and the application of available tax credits.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Income

     We reported a net loss of $11.3 million, or $(1.10) per share, for 2008 compared to net income of $7.5 million, or $0.69 diluted earnings per share, for 2007. Our 2008 earnings were impacted by provisions for losses on loans totaling $26.3 million, other-than-temporary impairments on our investments in Fannie Mae and Freddie Mac preferred stock totaling $4.3 million, and a goodwill impairment of $1.2 million. Combined, these charges reduced net income by $19.9 million and reduced diluted earnings per share by $1.90.

Net Interest Income

     Net interest income totaled $34.9 million for 2008 compared to $34.1 million for 2007. The net interest margin for 2008 improved 30 basis points to 3.32% from 3.02% for 2007. The increases in net interest income and net interest margin were primarily a result of a reduction in the average cost of deposits and a decrease in the average balance of borrowings for 2008 when compared to 2007.

Interest Income

     Interest income was $59.5 million for 2008 compared to $72.2 million for 2007. The weighted-average yield on interest-earning assets decreased 72 basis points to 5.67% for 2008 from 6.39% for the comparable 2007 period.

     The decrease in interest income was primarily caused by a decrease in interest rates earned on loans receivable and a $53.1 million decrease in the average balance of loans receivable. Variable rate loans totaled $449.8 million at December 31, 2008 and were negatively affected by the decrease in current market rates throughout 2008. In addition, a $25.1 million increase in non-performing loans negatively affected the interest income and weighted-average yield recognized on loans receivable during 2008.

Interest Expense

     Total interest expense decreased to $24.7 million for 2008 from $38.1 million for the 2007 period. The average cost of interest-bearing liabilities decreased to 2.65% for 2008 when compared to 3.82% for 2007 as a result of decreases in the average balance of deposits and borrowings coupled with the positive affect of lower market interest rates during 2008.

     Interest expense on interest-bearing deposits decreased to $18.1 million for 2008 from $26.2 million for 2007. The weighted-average cost of deposits decreased 89 basis points due to disciplined pricing on these products as market interest rates decreased throughout 2008. In addition, the average balance on interest-bearing deposits decreased 4.4% from 2007 primarily due to a decrease in the balance of certificate of deposit accounts. Tightening liquidity in the financial services sector has resulted in increased interest rates paid by other institutions on certificates of deposit. These balances are more vulnerable to above market rates paid by institutions facing liquidity issues while we continue to be disciplined in pricing these deposits.

     Interest expense on borrowed money for 2008 decreased 45.0% to $6.6 million for 2008 from $11.9 million for 2007 primarily as a result of lower rates on the repricing of FHLB debt. The average balances of FHLB debt also decreased during 2008 as we were able to utilize our excess liquidity to repay maturing advances. The Premium Amortization that was included in total interest expense on borrowings decreased to $1.5 million for 2008 from $4.5 million for 2007 which resulted in a decrease in cost of borrowings to 4.44% for 2008 from 6.58% for 2007. The Premium Amortization adversely affected the net interest margin by 14 basis points in 2008 and 40 basis points in 2007. Interest expense on borrowings is detailed in the table below for the periods indicated.

	Year Ended
	December 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowings at contractual rates	$430	$811	$(381)	(47.0)%
Interest expense on FHLB borrowings at contractual rates	4,675	6,561	(1,886)	(28.7)
Amortization of deferred premium	1,452	4,540	(3,088)	(68.0)
Total interest expense on borrowings	$6,557	$11,912	$(5,355)	(45.0)

Provision for Losses on Loans

     The provision for losses on loans was $26.3 million for 2008 compared to $2.3 million in 2007 reflecting reduced collateral valuations on impaired loans as well as an increase of $2.8 million in general reserves in the allowance for losses on loans as determined by our quarterly analysis of the adequacy of the allowance for losses on loans. For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

     Non-interest income before securities gains, impairments, and other asset gains decreased 10.0% for 2008 from 2007 due to decreases in the following:
  service charges and other fees from lower volume of non-sufficient funds items and lower fee income from letters of credit and credit enhancements;
  income from bank-owned life insurance due to other-than-temporary impairments on certain investments recognized by the underwriters and decreases in overall market rates on investments underlying the policy; and
  other income from a decrease in the profit earned on the sale of loans and the related loan servicing rights when we began retaining in 2008 the one-to-four family mortgage loans we originate.
     We recognized an other-than-temporary impairment on our investments in Fannie Mae and Freddie Mac preferred stock totaling $4.3 million. The market for investments in these government sponsored enterprises deteriorated throughout the second half of 2008 when the Treasury Department and the Federal Housing Finance Authority placed these enterprises into conservatorship.

Non-Interest Expense

     The following table identifies the changes in non-interest expense for the periods presented:

	Year Ended
	December 31,
	2008	2007	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$15,160	$16,236	$(1,076)	(6.6)%
Retirement and stock related compensation	783	1,054	(271)	(25.7)
Medical and life benefits	1,450	1,025	425	41.5
Other employee benefits	105	91	14	15.4
Subtotal compensation and employee benefits	17,498	18,406	(908)	(4.9)
Net occupancy expense	3,175	2,847	328	11.5
FDIC insurance premiums	159	106	53	50.0
Professional fees	1,341	1,540	(199)	(12.9)
Furniture and equipment expense	2,362	2,241	121	5.4
Data processing	1,749	2,169	(420)	(19.4)
Marketing	1,002	842	160	19.0
Other real estate owned expense	263	343	(80)	(23.3)
Loan collection expense	655	164	491	299.4
Goodwill impairment	1,185	—	1,185	NM
Other general and administrative expenses	4,789	4,801	(12)	(0.2)
Total non-interest expense	$34,178	$33,459	$719	2.1%

     Non-interest expense for 2008 increased when compared to 2007 due to increases in the following:
  medical and life benefits as the number of and the amount paid for medical claims increased;
  net occupancy expense as a result of vacating certain leased space and additional expenses relating to higher utility and snow removal costs; and
  other general and administrative expenses relating to loan collection expense for the workout of problem loans and an increase in recruiting expense related to the above mentioned new employees.
      In addition, the $1.2 million of goodwill we had acquired through our 2003 acquisition of a bank branch in Illinois was determined to be fully impaired based on management’s goodwill impairment analysis at December 31, 2008. The analysis was conducted pursuant to Accounting Standards Codification 350, Intangibles - Goodwill and Other, as a result of the disruption in the public capital markets and our market capitalization falling below its book value.

     During 2008, compensation and mandatory benefits decreased due to the absence of separation expenses from 2007 totaling $625,000 which were related to the separation of two senior officers and the consolidation of our retail lending operations during the fourth quarter of 2007 and the reduction in force of other employees during the first quarter of 2007. We also incurred lower incentive costs as a result of not meeting our 2008 performance goals for key officers and employees.

     Retirement and stock related benefits decreased during 2008 due to a $1.4 million decrease in compensation for the Rabbi Trust deferred compensation plans. The value of our common stock held in these plans declined as a result of the change in the stock price of $3.90 at December 31, 2008 compared to $14.69 at December 31, 2007. This decrease was partially offset by a $417,000 increase in pension expense during 2008 based on information received from our plan administrator with respect to our annual funding requirements. During the fourth quarter of 2008, we also made a principal prepayment of $2.8 million on our ESOP loan. The additional principal payment was made to satisfy the 4.1% minimum funding requirement we agreed to upon the modification of the ESOP loan in March 2007 and to minimize the impact of this funding requirement in 2009. As a result of the principal payment, ESOP expense in 2008 increased to $1.1 million from $288,000 in 2007.

     The efficiency ratio was 84.4% and 73.3%, respectively, for 2008 and 2007. The core efficiency ratio was 71.4% and 67.5%, respectively, for 2008 and 2007. During 2008, the efficiency and core efficiency ratios were impacted by the decreases in net interest income and non-interest income and the increase in non-interest expense as discussed above. The core efficiency ratio was negatively affected by the increased non-interest expense coupled with lower revenues when compared to the prior period. For the reconciliation of our efficiency ratio and core efficiency ratio, see “Item 6. Selected Financial Data” of this Annual Report on Form 10-K.

Income Tax Expense

     The income tax benefit was $8.7 million for 2008 compared to income tax expense of $2.3 million for 2007. The effective income tax rate was (43.4)% and 23.5%, respectively, for 2008 and 2007. The significant change from income tax expense to an income tax benefit during 2008 was mainly a result of the pre-tax losses recognized during 2008. The overall effective tax rates continue to benefit from our investment in bank-owned life insurance and the application of available tax credits.

CHANGES IN FINANCIAL CONDITION FOR 2009

General

     During 2009, total assets decreased by $40.3 million to $1.08 billion from $1.12 billion at December 31, 2008. Securities available-for-sale decreased $62.5 million due to maturities, paydowns, and sales activity during 2009. With market conditions demanding strong capital positions through the year, we elected to utilize excess liquidity to further de-leverage the balance sheet as opposed to reinvesting in our securities portfolio.

Securities

     We manage our securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines, and to meet pledging and liquidity requirements.

     We adjust the size and composition of our securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity. The amortized cost of available-for-sale securities and their fair values were as follows for the dates indicated:

	December 31,
	2009			2008			2007
	Par	Amortized	Fair	Par	Amortized	Fair	Par	Amortized	Fair
	Value	Cost	Value	Value	Cost	Value	Value	Cost	Value
	(Dollars in thousands)
Available-for-sale securities:
Government sponsored entity
securities (GSE)	$40,450	$40,374	$41,457	$98,400	$97,987	$102,345	$141,300	$140,301	$143,146
Mortgage-backed securities	9,527	9,426	9,835	10,881	10,774	10,856	12,545	12,587	12,563
Collateralized mortgage
obligations	67,307	66,413	66,768	78,276	76,506	75,543	57,635	56,672	57,180
Commercial mortgage-backed
securities	49,722	49,210	50,522	40,511	39,669	38,393	—	—	—
Pooled trust preferred securities	30,223	27,093	20,012	30,966	27,668	24,133	10,000	8,900	8,900
Equity securities	5,837	—	187	5,837	—	—	3,176	3,344	2,805
	$203,066	$192,516	$188,781	$264,871	$252,604	$251,270	$224,656	$221,804	$224,594

     Our held-to-maturity securities had an amortized cost of $5.0 million and $6.9 million, respectively, at December 31, 2009 and 2008 with $179,000 and $161,000, respectively, of gross unrealized holding gains.

     At December 31, 2009, our collateralized mortgage obligation portfolio totals $66.4 million with 90% of the portfolio comprised of AAA-rated securities mainly backed by conventional residential mortgages with 15-year, fixed-rate, prime loans originated prior to 2005; low historical delinquencies; weighted-average credit scores in excess of 725; and loan-to-values under 50%. The composition of this portfolio includes $20.4 million backed by Ginnie Mae, Fannie Mae, or Freddie Mac. The portfolio of non-agency collateralized mortgage obligations has underlying collateral with a weighted-average 90-day delinquency ratio of 0.8% and a weighted-average loan-to-value of 39.0% when using valuations from the original appraisal. One $2.5 million bond was downgraded in 2009 and now has two non-investment grade ratings. This bond was AAA-rated when we purchased it at a 7.9% discount. One $79,000 bond was downgraded in 2009 and now has two non-investment grade ratings. This bond was originally issued in 1998, was AAA-rated when we purchased it, and is currently insured by MBIA.

     Our commercial mortgage-backed securities portfolio consists mainly of short-term, senior tranches of seasoned issues with extensive subordination and limited balloon risk. All bonds are AAA-rated. We stress test all bonds in this sector on a monthly basis. Of this portfolio, 94.2% of the bonds can withstand a minimum annual default rate of 50% with recoveries of 50 cents on the dollar and not experience any losses. One $2.8 million bond projects a 1.3% loss under this stress scenario. Bonds totaling $2.4 million of the commercial mortgage-backed securities portfolio have collateral that has been completely replaced with U.S. Treasury obligations.

     Our investments in pooled trust preferred securities are all “Super Senior” and backed by senior securities issued mainly by bank and thrift holding companies. All of our holdings were AAA-rated when we purchased them at large discounts. In 2009, the market for pooled trust preferred securities was severely impacted by the credit crisis leading to increased deferral and defaults. Ratings were negatively affected in 2009 and $20.6 million of these securities in our portfolio have at least one rating below investment grade. One tranche totaling $7.8 million holds a rating of both AAA and BB. We utilize extensive external and internal analysis on our pooled trust preferred holdings. Stress tests are performed on all underlying issuers in the pools to project probabilities of deferral or default. Both external and internal analysis suggests default levels must increase by 275% to 775% immediately before any par value of principal is at risk. Our internal stress testing utilizes immediate defaults for all deferring collateral. Any collateral that we believe may be at risk for deferring is defaulted immediately. Internal stress testing also assumes no recoveries on defaulted collateral. All external and internal stress testing currently project no losses of principal or interest on any of our holdings. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the Super Senior tranches. Past defaults on underlying collateral ensure cash flows will continue to be diverted to our Super Senior tranches to pay down principal for several years.

     We measure fair value according to ASC 820-10, Fair Value Measurements and Disclosures, which establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, but not the valuation techniques themselves. The fair value hierarchy is designed to indicate the relative reliability of the fair value measure. The highest priority is given to quoted prices in active markets and the lowest to unobservable data such as our internal information. ASC 820-10 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” There are three levels of inputs into the fair value hierarchy (Level 1 being the highest priority and Level 3 being the lowest priority):

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

     The following table sets forth our financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the dates indicated.

		Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Securities available-for-sale:
Government sponsored entity (GSE) securities	$41,457	$—	$41,457	$—
Mortgage-backed securities	9,835	—	9,835	—
Collateralized mortgage obligations	66,767	—	66,767	—
Commercial mortgage-backed securities	50,522	—	50,522	—
Pooled trust preferred securities	20,013	—	—	20,013
Equity securities	187	187	—	—

     Securities available-for-sale are measured at fair value on a recurring basis. Level 2 securities are valued by a third-party pricing service commonly used in the banking industry utilizing observable inputs. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. In addition, model processes, such as an option adjusted spread model, are used to develop prepayment and interest rate scenarios for securities with prepayment features.

     Level 3 models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third-party pricing services, management judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics, and implied volatilities.

     We determined that Level 3 pricing models should be utilized for valuing our investments in pooled trust preferred securities. The market for these securities at December 31, 2009 was not active and markets for similar securities were also not active. There are very few market participants who are willing and/or able to transact for these securities. Given the limited number of observable transactions in the secondary market and the absence of a new issue market, management determined an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

     For our Level 3 pricing model, we used externally provided fair value rates that were no longer available in the third quarter of 2009. As such, we discontinued our use of the internal model and utilized the external fair values provided by the same third-party. The external model uses deferral and default probabilities for underlying issuers, estimated deferral periods, and recovery rates on defaults. In prior periods, the internal model’s fair values were similar to the external model’s fair values. The internal model we previously used assumed (i) any defaulted underlying issues would not have any recovery and (ii) underlying issues that are currently deferring or in receivership or conservatorship would eventually default and not have any recovery. In addition, our internal model estimated cash flows to maturity and assumed no early redemptions of principal due to call options or successful auctions.

     The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated statement of condition using Level 3 inputs for the years indicated:

	Available-for-sale Securities
	2009	2008
	(Dollars in thousands)
Beginning balance January 1	$24,133	$—
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income	(3,546)	(578)
Purchases, sales, issuances, and settlements, net	(575)	(139)
Transfers in and/or out of Level 3	—	24,850
Ending balance December 31	$20,012	$24,133

     On a quarterly basis, we evaluate securities available-for-sale with significant declines in fair value to determine whether they should be considered other-than-temporarily impaired. Current accounting guidance generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary. At December 31, 2009, all of our securities available-for-sale with an unrealized loss position were, in our belief, primarily due to changes in market interest rates combined with an illiquid fixed-income market and not due to credit quality or other issuer specific factors. In addition, we do not have the intent to sell these securities, and it is more likely than not these securities will not be sold prior to recovery of amortized cost; however, we may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. We concluded that the unrealized losses that existed at December 31, 2009, did not constitute other-than-temporary impairments.

     The following table sets forth certain information regarding the maturities and weighted-average yield of securities as of December 31, 2009. The amounts and yields listed in the table are based on amortized cost.

			Mortgage-		Collateralized		Commercial		Trust		State
			Backed		Mortgage		Mortgage-Backed		Preferred		and
	GSE Securities		Securities (1)		Obligations (1)		Securities (2)		Securities (3)		Municipal		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturities:
Less than 1 year	$33,582	5.05%	$—	—%	$10,693	6.02%	$21,466	6.63%	$—	—%	$2,000	3.18%	$67,741	5.65%
1 to less than 5 years	6,792	5.18	9,426	4.23	53,190	5.13	27,744	6.24	—	—	3,000	3.44	100,152	5.30
5 to less than 10 years	—	—	—	—	2,530	8.21	—	—	—	—	—	—	2,530	8.21
10 years and over	—	—	—	—	—	—	—	—	27,093	1.54	—	—	27,093	1.54
Total securities	$40,374	5.07%	$9,426	4.23%	$66,413	5.39%	$49,210	6.41%	$27,093	1.54%	$5,000	3.34%	$197,516	4.94%
Average months to maturity	7.4		33.6		29.6		16.6		245.9		18.6		51.4
____________________

(1)	Our mortgage-backed securities and collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these securities are based on historical and estimated prepayment rates for the underlying mortgage collateral and were calculated using prepayment speeds based on the trailing three-month CPR (Constant Prepayment Rate). The estimated average lives may differ from actual principal cash flows since cash flows include prepayments and scheduled principal amortization.

(2)	Our commercial mortgage-backed securities are amortizing in nature. As such, the maturities presented in the table for these securities are based on contractual payment assumptions for the underlying collateral and were calculated using a prepayment speed of 0 CPY (Constant Prepayment Yield).

(3)	Our pooled trust preferred securities have floating rates. The projected yields are calculated to the contractual maturity and are based on the coupon rates at December 31, 2009 and fourth quarter of 2009 prepayment rates.

LOANS

     The following table sets forth the composition of loans receivable and the percentage of loans by category as of the dates indicated.

	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Percent	of Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$78,600	10.3%	$64,021	8.5%	$60,398	7.6%	$35,743	4.5%	$61,956	6.8%
Commercial real estate – owner occupied	99,559	13.1	85,565	11.4	82,382	10.4	—	—	—	—
Commercial real estate – non-owner occupied	218,329	28.6	222,048	29.6	207,270	26.1	339,110	42.2	381,956	41.6
Commercial real estate – multifamily	63,008	8.3	40,503	5.4	38,775	4.9	—	—	—	—
Commercial construction and land development	55,733	7.3	70,848	9.5	117,453	14.8	128,529	16.0	136,558	14.9
Total commercial loans	515,229	67.6	482,985	64.4	506,278	63.8	503,382	62.7	580,470	63.3
Retail loans:
One-to-four family residential	185,293	24.3	203,797	27.2	212,598	26.8	225,007	28.1	235,359	25.7
Home equity lines of credit	56,911	7.5	58,918	7.8	60,326	7.6	70,527	8.8	96,403	10.5
Retail construction and land development	3,401	0.4	2,650	0.4	11,131	1.4	—	—	—	—
Other	1,552	0.2	1,623	0.2	2,803	0.4	3,467	0.4	5,173	0.5
Total retail loans	247,157	32.4	266,988	35.6	286,858	36.2	299,001	37.3	336,935	36.7

Total loans receivable, net of unearned fees	$762,386	100.0%	$749,973	100.0%	$793,136	100.0%	$802,383	100.0%	$917,405	100.0%

     Loans receivable totaled $762.4 million at December 31, 2009 compared to $750.0 million at December 31, 2008. Through the execution of our Strategic Growth and Development Plan and our focus on lending to small- to medium-sized businesses, we have made significant progress in diversifying our loan portfolio and reducing loans not meeting our current defined risk tolerance. In 2009, we increased commercial and industrial, owner occupied commercial real estate, and multifamily loans by $52.0 million. This growth was partially offset by decreases in commercial construction and land development and non-owner occupied commercial real estate loans.

     During the fourth quarter of 2008, we revised our classification of commercial real estate loans to provide a better understanding of the types of commercial real estate loans within our loan portfolio. The method of presentation identifies commercial real estate loans that are owner occupied, non-owner occupied, and multifamily loans. Loans to owner occupied businesses are generally engaged in manufacturing, sales, and/or services. We believe that these loans have a lower risk profile than non-owner occupied commercial real estate loans since they are primarily dependent on the borrower’s business-generated cash flows for repayment, not on the conversion of real estate that may be pledged as collateral. Loans related to rental income-producing properties, properties intended to be sold, and properties collateralizing hospitality loans will continue to be classified as commercial real estate – non-owner occupied loans. Loans related to residential rental properties such as apartment complexes are now classified as commercial real estate loans – multifamily. Completing these changes in presentation involved a loan-by-loan review of our commercial real estate loans. The presentation methodology was implemented as of December 31, 2007 and prospectively, as it was impractical to apply it to data from 2006 and 2005. The classification of construction and land development and one-to-four family residential loans was also reviewed resulting in a reclassification of all one-to-four family construction and lot loans as retail construction loans within the retail loan category since these loans are typically loans on single lots for the construction of the borrower’s primary residence. These loans were previously identified in commercial construction and land development.

     Historically we have invested, on a participating basis, in loans originated by other lenders and loan syndications to supplement the direct origination of our commercial and construction loan portfolio. We stopped investing in these types of credits in the second quarter of 2007 due to marginal pricing, increased credit risk, and decreasing collateral values in this segment. We continue to reduce our exposure on these types of loans. Participations and syndication loans outstanding at December 31, 2009 totaled $24.6 million in construction and land development loans, $27.5 million in loans secured by commercial real estate, and $273,000 in commercial and industrial loans. Total participations and syndications by state are presented in the following table for the dates indicated.

	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$21,964	41.9%	$25,012	41.3%	(12.2)%
Indiana	13,149	25.1	13,215	21.8	(0.5)
Ohio	9,284	17.7	9,734	16.1	(4.6)
Florida	3,303	6.4	6,590	10.9	(49.9)
Colorado	2,514	4.8	3,103	5.1	(19.0)
Texas	1,660	3.2	1,732	2.9	(4.2)
New York	491	0.9	1,150	1.9	(57.3)
Total participations and syndications	$52,365	100.0%	$60,536	100.0%	(13.5)%

Loan Concentrations

     Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. At December 31, 2009, we had a concentration of loans secured by office and/or warehouse buildings totaling $218.2 million or 28.6% of our total loan portfolio. Loans secured by these types of collateral involve higher principal amounts. The repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate market or in the economy. At December 31, 2009, we had no other concentrations of loans to any industry exceeding 10% of our total loan portfolio.

Contractual Principal Repayments and Interest Rates

     The following table sets forth scheduled contractual amortization of our commercial loans at December 31, 2009, as well as the dollar amount of loans scheduled to mature after one year. Demand loans and loans having no scheduled repayments and no stated maturity are reported as due in one year or less.

	Total at	Principal Repayments Contractually Due
	December 31,	in Year(s) Ended December 31,
	2009 (1)	2010	2011-2013 (2)	Thereafter (2)
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$78,393	$30,724	$27,031	$20,638
Commercial real estate – owner occupied	99,552	8,907	31,435	59,210
Commercial real estate – non-owner occupied	218,471	53,020	96,054	69,397
Commercial real estate – multifamily	62,995	13,089	22,688	27,218
Commercial construction and land development	55,728	48,706	5,288	1,734
Total commercial loans	$515,139	$154,446	$182,496	$178,197

____________________

(1)	Gross loans receivable does not include deferred fees and costs of $90,000 as of December 31, 2009.

(2)	Of the $360.7 million of loan principal repayments contractually due after December 31, 2010, $165.1 million have fixed interest rates and $195.6 million have variable interest rates which reprice from one month up to five years.

     Scheduled contractual loan amortization does not reflect the expected term of the loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments. The average life of mortgage loans tends to increase when current market rates of interest for mortgage loans are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are higher than current market rates as borrowers refinance adjustable-rate and fixed-rate loans at lower rates. Under the latter circumstance, the yield on loans decreases as higher yielding loans are repaid or refinanced at lower rates.

ALLOWANCE FOR LOSSES ON LOANS

     We maintain our allowance for losses on loans at a level that we believe is sufficient to absorb credit losses inherent in the loan portfolio. Our allowance for losses on loans represents our estimate of probable incurred losses existing in our loan portfolio that are both probable and reasonable to estimate at each statement of condition date and is based on our review of available and relevant information. Our quarterly evaluation of the adequacy of the allowance is based in part on historical charge-offs and recoveries; levels of and trends in delinquencies; impaired loans and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions. In addition, we consider expected losses resulting in specific credit allocations for individual loans not considered above. Our analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

     Loan losses are charged off against the allowance for losses on loans when we believe that the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Recoveries of amounts previously charged off are credited to the allowance. We assess the adequacy of the allowance on a quarterly basis with adjustments made by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level we deem appropriate. While we believe the allowance was adequate at December 31, 2009, it is possible that further deterioration in the economy, devaluations of collateral held, or requirements from regulatory agencies may require us to make future provisions to the allowance. See further analysis in the “Critical Accounting Policies” previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

     The following table sets forth the activity in allowance for losses on loans during the periods indicated:

	Year Ended December 31,
	2009	2008 (1)	2007 (1)	2006	2005
	(Dollars in thousands)
Allowance at beginning of period	$15,558	$8,026	$11,184	$12,939	$13,353
Provision	12,588	26,296	2,328	1,309	1,580
Charge-offs:
Commercial loans:
Commercial and industrial	(1,313)	(74)	(231)	(241)	(505)
Commercial real estate – owner occupied	(53)	(1,699)	—	—	—
Commercial real estate – non-owner occupied	(1,699)	(3,054)	(4,260)	(2,987)	(877)
Commercial real estate – multifamily	(61)	—	—	—	—
Commercial construction and land development	(3,309)	(13,255)	(776)	—	—
Total commercial loans	(6,435)	(18,082)	(5,267)	(3,228)	(1,382)
Retail loans:
One-to-four family residential	(271)	(376)	(1)	(109)	(320)
Home equity lines of credit	(2,156)	(243)	(208)	(80)	(201)
Retail construction and land development	—	—	—	—	—
Other	(108)	(197)	(200)	(211)	(270)
Total retail loans	(2,535)	(816)	(409)	(400)	(791)
Total charge-offs	(8,970)	(18,898)	(5,676)	(3,628)	(2,173)
Recoveries:
Commercial loans:
Commercial and industrial	121	10	9	110	2
Commercial real estate – owner occupied	80	—	—	—	—
Commercial real estate – non-owner occupied	40	14	102	318	21
Commercial real estate – multifamily	—	—	—	—	—
Commercial construction and land development	13	61	18	43	73
Total commercial loans	254	85	129	471	96
Retail loans:
One-to-four family residential	2	1	—	18	1
Home equity lines of credit	6	5	14	12	29
Retail construction and land development	—	—	—	—	—
Other	23	43	47	63	53
Total retail loans	31	49	61	93	83
Total recoveries	285	134	190	564	179
Net loans charged-off to allowance for losses on loans	(8,685)	(18,764)	(5,486)	(3,064)	(1,994)
Allowance at end of period	$19,461	$15,558	$8,026	$11,184	$12,939
Allowance for losses on loans to total non-performing loans at end of period	32.98%	28.44%	27.11%	40.64%	61.49%
Allowance for losses on loans to total loans at end of period	2.55	2.07	1.01	1.39	1.41
Ratio of net loans charged-off to average loans outstanding for the period	1.15	2.49	0.68	0.36	0.21
____________________

(1)	At December 31, 2007, the Bank segmented its commercial real estate portfolio into owner occupied, non-owner occupied, and multifamily loans. The methodology was implemented only as of December 31, 2007 and prospectively, as it was impractical to apply it to data from 2006 and 2005. See further discussion in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

     Our allowance for losses on loans was $19.5 million at December 31, 2009 compared to $15.6 million at December 31, 2008. The ratio of the allowance to total loans increased to 2.55% at December 31, 2009 compared to 2.07% at December 31, 2008. The provision for losses on loans decreased to $12.6 million in 2009 from $26.3 million in 2008. Net charge-offs for 2009 totaled $8.7 million, or 1.2% of average loans outstanding, compared to $18.8 million, or 2.5% of average loans outstanding, for 2008.

     Our provision for losses on loans and our net charge-offs decreased during 2009 when compared to 2008. In 2008, we experienced a higher level of charge-offs related to collateral valuations on collateral-dependent non-performing loans. In addition, we increased our general reserves in 2008 as a result of deteriorating market conditions, overall declines in collateral values, and a lack of activity in residential housing and land development.

     During 2009, we charged-off $1.3 million of commercial and industrial loans to six client relationships with loans that were primarily collateralized by business assets and equipment.

     Non-owner occupied commercial real estate charge-offs totaled $1.7 million, of which $1.3 million were primarily related multiple loans collateralized by single family and multifamily investment properties to one client relationship that was considered impaired throughout 2009. These properties were transferred to other real estate owned through in-substance foreclosure at their net realizable value during the fourth quarter of 2009. The remaining charge-offs in this category were related to loans to three separate client relationships.

     Charge-offs for commercial construction and land development totaled $3.3 million and represented partial charge-offs on nine impaired commercial construction and land development client relationships. At December 31, 2008, prior to the partial charge-offs, these relationships totaled $17.9 million in the aggregate. During 2009, we transferred three of these loans totaling $5.5 million to other real estate owned at their net realizable value.

     Charge-offs for home equity lines of credit increased during 2009 to $2.2 million primarily as a result of the current economic conditions combined with decreasing collateral values.

     When we evaluate a non-performing collateral-dependent loan and identify a collateral shortfall, we will charge-off the collateral shortfall. As a result, we are not required to maintain an allowance for losses on loans on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral). As such, the ratio of the allowance for losses on loans to total loans, the reserve ratio, and the ratio of the allowance for losses on loans to non-performing loans (the coverage ratio) have been affected by partial charge-offs of $9.4 million on $21.3 million of collateral-dependent non-performing loans through December 31, 2009 and impairment reserves totaling $9.2 million on other non-performing loans at December 31, 2009.

Allocation of the Allowance for Losses on Loans

     We allocate our allowance for losses on loans by loan category. Various percentages are assigned to the loan categories based on their historical loss factors. These historical loss factors are adjusted for various qualitative factors including trends in delinquencies and impaired loans; charge-offs and recoveries; volume and terms of loans; underwriting practices; lending management and staff; economic trends and conditions; industry conditions; and credit concentrations. The allocation of the allowance for losses on loans is reviewed and approved by our Asset Management Committee. The following table shows the allocation of the allowance for losses on loans by loan type for each of the last five years:

	December 31,
	2009		2008		2007		2006		2005
		Allowance		Allowance		Allowance		Allowance		Allowance
	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of
	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category	Allocation	Category
	(Dollars in thousands)
Residential real estate:
One-to-four family
owner occupied	$2,087	0.88%	$1,744	0.68%	$1,266	0.46%	$1,395	0.47%	$1,064	0.33%
One-to-four family
non-owner occupied	248	0.85	186	0.59	127	0.46	129	0.47	88	0.33
Multifamily	703	1.08	611	1.52	430	1.15	437	1.09	362	0.67
Business/Commercial
real estate	14,208	4.56	10,894	3.75	3,944	1.33	7,437	2.53	9,711	2.45
Business/Commercial
non-real estate	787	1.00	1,241	1.97	659	1.15	653	1.34	1,137	2.28
Developed Lots	745	3.34	352	0.98	319	0.62	224	0.39	105	0.36
Land	639	2.50	252	0.58	1,069	2.12	695	1.34	149	0.36
Consumer non-real estate	44	5.62	278	4.60	212	4.35	214	3.90	323	3.89
Total allowance for losses
on loans	$19,461		$15,558		$8,026		$11,184		$12,939

ASSET QUALITY

General

     All of our assets are subject to review under our classification system. See discussion on “Potential Problem Assets” below. Impaired loans are reviewed quarterly by our Asset Management Committee. The Board of Directors reviews our classified assets (including impaired loans) on a quarterly basis. When a borrower fails to make a required loan payment, we attempt to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made prior to 30 days after a payment is due. Late charges are generally assessed after 15 days with additional efforts being made to collect the past due payments. While we generally prefer to work with borrowers to resolve delinquency problems, when the account becomes 90 days delinquent, we may institute foreclosure or other proceedings, as deemed necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest subsequently received on non-accrual loans is accounted for by using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual. We generally do not accrue interest on loans past due 90 days or more.

     Real estate acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans identified as in-substance foreclosures are classified as other real estate owned until sold. A loan is classified as an in-substance foreclosure when we take possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Other real estate owned is initially recorded at net realizable values, with any resulting write-down charged to the allowance for losses on loans. Valuations are periodically (but no less than annually) performed by management, with any subsequent declines in estimated fair value charged to expense. After acquisition, all costs incurred in maintaining the property are expensed, and costs incurred for the improvement or development of the property are capitalized up to the extent of its net realizable value.

Non-Performing Assets

     The following table provides information relating to our non-performing assets at the dates presented.

	December 31,
	2009	2008 (1)	2007 (1)	2006	2005
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial and industrial	$1,399	$2,551	$281	$455	$94
Commercial real estate – owner occupied	3,627	4,141	5,871	—	—
Commercial real estate – non-owner occupied	22,103	22,337	3,506	15,863	17,492
Commercial real estate – multifamily	623	342	229	—	—
Commercial construction and land development	26,059	20,428	15,960	7,192	77
Total commercial loans	53,811	49,799	25,847	23,510	17,663
Retail loans:
One-to-four family residential	4,519	3,048	2,706	3,177	2,929
Home equity lines of credit	393	1,570	749	772	429
Retail construction and land	279	279	279	—	—
Other	7	5	19	58	20
Total retail loans	5,198	4,902	3,753	4,007	3,378
Total non-accrual loans	59,009	54,701	29,600	27,517	21,041
Other real estate owned, net	9,242	3,242	1,162	321	540
Total non-performing assets	$68,251	$57,943	$30,762	$27,838	$21,581
90 days past due loans still accruing interest	640	605	—	—	—
Total non-performing assets plus 90 days past due
loans still accruing interest	$68,891	$58,548	$30,762	$27,838	$21,581
Non-performing assets to total assets	6.31%	5.16%	2.67%	2.22%	1.74%
Non-performing loans to total loans	7.74	7.29	3.73	3.43	2.29
____________________

(1)	At December 31, 2007, we segmented our commercial real estate portfolio into owner occupied, non-owner occupied, and multifamily loans. The methodology was implemented only as of December 31, 2007 and prospectively, as it was impractical to apply it to data from 2006 and 2005. See further discussion in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

     Due to the current economic conditions and the lack of activity in the real estate and construction and land development sectors, non-accrual loans increased $4.3 million to $59.0 million at December 31, 2009 from $54.7 million at December 31, 2008. Increases in non-performing assets include the transfer to non-accrual status of:
  non-owner occupied commercial real estate loan relationships totaling $4.8 million;
  commercial construction and land development loan relationships totaling $14.7 million;
  one-to-four family loans totaling $4.9 million; and
  home equity lines of credit totaling $2.0 million.
The above increases to non-performing assets were partially offset by the following:
  the sale of an owner occupied commercial real estate loan totaling $887,000;
  partial charge-offs totaling $1.6 million on non-owner occupied commercial real estate relationships;
  partial charge-offs totaling $3.3 million on commercial construction and land development relationships;
  the transfer to accruing status of $2.2 million of one-to-four family residential loans that were brought current;
  charge-offs totaling $1.3 million on commercial and industrial loans; and
  charge-offs totaling $2.2 million on home equity lines of credit.
     During 2009, we transferred commercial construction and land development loans totaling $5.5 million and non-owner occupied commercial real estate loans totaling $2.8 million to other real estate owned at their net realizable value. We also transferred $621,000 of one-to-four family residential loans. During 2009, we sold other real estate owned properties totaling $783,000. During 2009, we also recorded valuation allowances totaling $2.6 million which were directly related to the increase in the valuation reserves on our other real estate owned properties caused by the declines in net realizable values.

     The following table identifies our other real estate owned properties based on the loan portfolio they relate to:

	December 31,	December 31,
	2009	2008	% change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$2,819	$—	NM
Commercial construction and land development	5,940	3,014	97.1%
One-to-four family residential	483	156	209.6
Home equity lines of credit	—	72	(100.0)
Total other real estate owned	$9,242	$3,242	185.1%

     Included in the above non-performing loan totals are non-performing syndications and purchased participations as identified by loan category in the following table.

	December 31,	December 31,
	2009	2008	% change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$10,158	$10,354	(1.9)%
Commercial construction and land development	16,571	10,973	51.0
Total non-performing syndications and purchased participations	$26,729	$21,327	25.3%
Percentage of total non-performing loans	45.3%	39.0%
Percentage of total syndications and purchased participations	51.0	35.2

     The following table provides the detail for our non-accrual syndications and purchased participations by state as of the dates indicated.

	December 31,	December 31,
	2009	2008	% change
	(Dollars in thousands)
Illinois	$10,659	$12,261	(13.1)%
Indiana	12,767	5,423	135.4
Florida	3,303	3,643	(9.3)
Total non-performing syndications and purchased
participations	$26,729	$21,327	25.3%

     We continue to explore ways to reduce our overall exposure in these non-performing loans through various alternatives, including the potential sale of certain of these non-performing assets. Any future impact to the allowance for losses on loans in the event of such sales or other similar actions cannot be reasonably determined at this time.

     The interest income that would have been recorded during 2009, if all of our non-performing loans at the end of the year had been current in accordance with their terms during the year, was $3.1 million. The actual amount of interest recorded as income (on a cash basis) on these loans during the year totaled $79,000.

     The disclosure with respect to impaired loans is contained in “Note 3. Loans Receivable” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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
  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions, and values questionable, and there is a high probability of loss.
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

     Our potential problem assets are defined as loans classified as substandard, doubtful, or loss pursuant to our internal loan grading system that do not meet the definition of a non-performing asset. These loans are identified as potential problem assets due to the borrowers’ financial operations or financial condition which caused management to question the borrowers’ future ability to comply with their contractual repayment terms. Management’s decision to include performing loans in potential problem assets does not necessarily mean that it expects losses to occur but that it recognizes potential problem assets carry a higher probability of default. Potential problem assets totaled $5.6 million at December 31, 2009 and $6.1 million at December 31, 2008. The decrease from 2008 was a result of a change in classification of a $2.7 million multifamily commercial real estate loan and a $121,000 one-to-four family loan brought current, both of which were previously classified as potential problem assets and are removed from this classification. We also identified two loans totaling $1.6 million to one client relationship as potential problem assets which includes a $1.6 million owner occupied commercial real estate loan and a $39,000 commercial and industrial loan. In addition, we identified five one-to-four family loans totaling $712,000 as potential problem assets.

DEPOSITS

     The following table sets forth the dollar amount of deposits and the percentage of total deposits in each deposit category offered by the Bank at the dates indicated.

	December 31,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage
	(Dollars in thousands)
Core Deposits:
Non-interest bearing checking accounts	$89,261	10.5%	$63,484	7.7%	$61,278	7.1%
Interest-bearing checking accounts	106,013	12.5	96,070	11.7	94,445	10.9
Money market accounts	136,411	16.0	134,997	16.4	139,860	16.2
Savings accounts	113,865	13.4	114,633	13.9	127,297	14.8
Subtotal core deposits	445,550	52.4	409,184	49.7	422,880	49.0
Certificates of deposit	354,401	41.7	356,227	43.2	377,929	43.8
Non-municipal deposits	799,951	94.1	765,411	92.9	800,809	92.8
Municipal core deposits	38,993	4.6	39,221	4.7	45,660	5.3
Municipal certificates of deposit	10,814	1.3	19,465	2.4	16,803	1.9
Municipal deposits	49,807	5.9	58,686	7.1	62,463	7.2
Total deposits	$849,758	100.0%	$824,097	100.0%	$863,272	100.0%

     Total deposits increased $25.7 million to $849.8 million at December 31, 2009 from $824.1 million at December 31, 2008 resulting from a $36.4 million increase in non-municipal core deposits. Investments in our branch network, technological infrastructure, human capital, and brand have enhanced our ability to translate existing and new client relationships into deposit growth. Included in our non-municipal core deposits is $29.3 million related to a single deposit relationship cultivated during the latter half of 2009. Partially offsetting the increase in core deposits was a $1.8 million decrease in non-municipal time deposits. Total municipal deposits decreased $8.9 million since December 31, 2008. While we maintain strong relationships with our municipal clients, and municipal deposits continue to comprise an important funding source, we are lowering our reliance on such funds in anticipation that municipal deposit levels could decrease as a result of the recession’s impact on municipalities and other government-related entities.

     As of December 31, 2009, the aggregate amount of outstanding time certificates of deposit in amounts greater than or equal to $100,000 was $116.1 million. The following table presents the maturity of these time certificates of deposit.

December 31, 2009
(Dollars in thousands)
3 months or less	$29,008
Over 3 months through 6 months	30,067
Over 6 months through 12 months	37,094
Over 12 months	19,882
$116,051

     In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in securities that we own. The swept funds are not recorded as deposits and instead are classified as other short-term borrowed money which generally provides a lower-cost funding alternative as compared to FHLB advances. At December 31, 2009, we had $15.7 million in Repo Sweeps. The Repo Sweeps are included in the borrowed money table and are treated as financings, and the obligations to repurchase securities sold are reflected as short term borrowings. The securities underlying these Repo Sweeps continue to be reflected as assets.

BORROWED MONEY

     Borrowed money consisted of the following at the dates indicated:

	December 31,
	2009		2008
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)
Repo Sweeps	0.50%	$15,659	0.82%	$17,512
Federal Reserve Bank discount window	0.50	8,640	—	—
Overnight federal funds purchased	—	—	0.45	10,800
FHLB – Indianapolis advances	2.53	87,509	2.41	144,800
Less: deferred premium on early extinguishment of debt		—		(175)
Total borrowed money	2.09	$111,808	2.13	$172,937

     During 2009, we chose to utilize excess liquidity to repay maturing FHLB advances where appropriate due to market conditions and to strengthen our balance sheet and preserve capital.

     FHLB advances were reduced by the deferred premium on the early extinguishment of debt related to our 2004 FHLB debt restructure. As a result of the restructuring, we paid $42.0 million of prepayment penalties related to the restructured advances, a portion of which was deferred over the life of the new borrowings. The deferred premium on the early extinguishment of debt totaled $32.2 million and was amortized as a charge to interest expense over the remaining life of the new borrowings. We internally computed the effect of the amortization on interest expense over the life of each of the new advances. For the years ended December 31, 2009 and 2008, the Premium Amortization increased our interest expense by $175,000 and $1.5 million, respectively. The Premium Amortization was fully amortized at December 31, 2009.

CAPITAL RESOURCES

     Shareholders’ equity at December 31, 2009 was $110.4 million compared to $111.8 million at December 31, 2008 as a result of the following:
  an increase in accumulated other comprehensive loss of $1.5 million;
  net loss of $543,000; and
  cash dividends declared during 2009 totaling $418,000.
     These decreases were partially offset by an increase related to the net distribution of rabbi trust shares of $544,000 and in shares earned under the ESOP totaling $198,000.

     During 2009, we did not repurchase shares of our common stock. At December 31, 2009, we had 448,612 shares remaining to be repurchased under our current repurchase program. Since our initial public offering in 1998, we have repurchased an aggregate of 14,054,160 shares of our common stock at an average price of $12.23 per share.

     Under our informal regulatory agreements with the OTS, both the Company and the Bank have agreed to seek the OTS’ approval prior to the declaration of any future dividends. The Company has also agreed not to repurchase or redeem any shares of its common stock or incur or renew any debt with the OTS’ prior approval. In addition, our Board is considering raising additional capital to further strengthen regulatory capital ratios and facilitate growth.

     At December 31, 2009, we were deemed to be well capitalized based on our internal calculations with tangible and core regulatory capital ratios of 8.88% and a risk-based capital ratio of 12.35%. For further information on our regulatory capital see “Note 12. Shareholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

LIQUIDITY AND COMMITMENTS

     Liquidity, represented by cash and cash equivalents, is a product of operating, investing, and financing activities. Our primary sources of funds are:
  deposits and Repo Sweeps;
  scheduled payments of amortizing loans and mortgage-backed securities;
  prepayments and maturities of outstanding loans and mortgage-backed securities;
  maturities of investment securities and other short-term investments;
  funds provided from operations;
  federal funds lines of credit; and
  borrowings from the FHLB and FRB.
     The Asset Liability Committee is responsible for measuring and monitoring the liquidity profile. We manage our liquidity to ensure stable, reliable, and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals, and investment opportunities. Our general approach to managing liquidity involves preparing a monthly “funding gap” report which forecasts cash inflows and cash outflows over various time horizons and rate scenarios to identify potential cash imbalances. We supplement our funding gap report with the monitoring of several liquidity ratios to assist in identifying any trends that may have an effect on available liquidity in future periods.

     We maintain a liquidity contingency plan that outlines the process for addressing a liquidity crisis. The plan assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

     Scheduled payments from the amortization of loans, mortgage-backed securities, maturing investment securities, and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competitive rate offerings.

     At December 31, 2009, we had cash and cash equivalents of $24.4 million, an increase from $19.1 million at December 31, 2008. The increase was mainly the result of:
  increases in deposit accounts totaling $25.6 million;
  proceeds from sales, maturities, and paydowns of securities aggregating $106.8 million; and
  proceeds from FHLB advances totaling $161.0 million.
     The above cash inflows were partially offset by:
  purchases of available-for-sale securities totaling $42.3 million and repayment of FHLB advances totaling $218.3 million.
     We use our sources of funds primarily to meet our ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain a securities portfolio. We anticipate that we will continue to have sufficient funds to meet our current commitments. During 2009, one of our $15.0 million unsecured overnight federal funds line of credit was not renewed at the corresponding bank’s discretion. Subsequently, we received approval to borrow from the FRB.

     Our liquidity needs consist primarily of operating expenses, dividend payments to shareholders, and stock repurchases. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. We are prohibited from incurring any debt at the parent company without the prior approval of the OTS under our informal regulatory agreement with them.

     We are currently prohibited from paying dividends without the prior approval of the OTS pursuant to our informal regulatory agreement with them. Absent such restriction, under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. During 2009, the Bank did not pay dividends to the parent company. At December 31, 2009, the parent company had $3.8 million in cash and cash equivalents. The parent company had $7,000 of securities available-for-sale at December 31, 2009. See also “Note 12. Shareholders’ Equity and Regulatory Capital” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for a further discussion of the Bank’s ability to pay dividends.

Contractual Obligations

     The following table presents significant fixed and determinable contractual obligations to third-parties by payment date as of December 31, 2009.

	Payments Due by Period
		Over One	Over Three	Over
	One Year	through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Federal Home Loan Bank advances (1)	$47,311	$15,689	$16,761	$7,748	$87,509
Short-term borrowings (2)	24,299	—	—	—	24,299
Service bureau contract	1,548	3,096	3,096	—	7,740
Operating leases	437	480	293	2,129	3,339
Dividends payable on common stock	109	—	—	—	109
	$73,704	$19,265	$20,150	$9,877	$122,996

____________________

(1)	Does not include interest expense at the weighted-average contractual rate of 2.53% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of 0.50% for the periods presented.

     See the “Borrowed Money” section for further discussion surrounding FHLB advances. The operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. See also “Note 4. Office Properties and Equipment” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion related to the operating leases.

     We also have commitments to fund certificates of deposit which are scheduled to mature within one year or less. These deposits totaled $304.2 million at December 31, 2009. Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will remain here.

Off-Balance-Sheet Obligations

     We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the statement of condition. Our exposure to credit loss in the event of non-performance by the third-party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.

     The following table details the amounts and expected maturities of significant commitments at December 31, 2009.

		Over One	Over Three	Over
	One Year	through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial	$4,520	$—	$199	$—	$4,719
Commercial real estate – non-owner occupied	2,357	—	—	—	2,357
Commercial real estate – owner occupied	2,431	—	—	5	2,436
Commercial real estate – multifamily	6,320	—	—	—	6,320
Commercial construction and land development	2,777	175	—	—	2,952
Retail	1,556	—	—	—	1,556
Commitments to fund unused construction loans	5,612	—	—	275	5,887
Commitments to fund unused lines of credit	46,763	1,594	21	43,466	91,844
Letters of credit	8,415	200	—	—	8,615
Credit enhancements	14,805	5,416	—	9,603	29,824
	$95,556	$7,385	$220	$53,349	$156,510

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. Letters of credit expire at various times through 2012. Credit enhancements expire at various times through 2018.

     We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act. These commitments include $704,000 to be funded over five years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above. See additional disclosures in “Note 14. Variable Interest Entities” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

     Credit enhancements are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, which provides for a lower interest rate, the FHLB issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for the account. Since we, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB and the Bank, would be required to reimburse the FHLB for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if we had funded the project initially.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and related financial data presented herein have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results generally in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of our assets and liabilities are monetary in nature. Monetary items, such as cash, loans, and deposits, are those assets and liabilities which are or will be converted into a fixed number of dollars regardless of changes in prices. As a result, changes in interest rates generally have a more significant impact on a financial institution’s performance than general inflation. Over short periods of time, interest rates may not necessarily move in the same direction or of the same magnitude as inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We, like other financial institutions, are subject to interest rate risk (IRR). This risk relates to changes in market interest rates which could adversely affect net interest income or the net portfolio value (NPV) of our assets, liabilities, and off-balance-sheet contracts. IRR is primarily the result of imbalances between the price sensitivity of our assets and our liabilities. These imbalances can be caused by differences in the maturity, repricing, and coupon characteristics of various assets and liabilities as well as options (such as loan prepayment options).

     We maintain a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, IRR, and liquidity. The Asset/Liability Management Policy falls under the authority of the Board of Directors which in turn assigns its formulation, revision, and administration to the Asset/Liability Committee (ALCO). ALCO meets monthly and consists of certain senior officers and one outside director. The results of the monthly meetings are reported to the Board of Directors. The primary duties of ALCO are to develop reports and establish procedures to measure and monitor IRR; verify compliance with Board approved IRR tolerance limits; take appropriate actions to mitigate those risks; monitor and discuss the status and results of implemented strategies and tactics; monitor our capital position; review the current and prospective liquidity positions; and monitor alternative funding sources. The policy requires management to measure overall IRR exposure using NPV analysis and earnings at risk analysis.

     NPV is defined as the net present value of existing assets, liabilities, and off-balance-sheet contracts. NPV analysis measures the sensitivity of NPV under current interest rates and for a range of hypothetical interest rate scenarios. The hypothetical scenarios are represented by immediate, permanent, parallel movements in interest rates of plus 100, 200, and 300 basis points and minus 100 and 200 basis points. This rate-shock approach is designed primarily to show the ability of the balance sheet to absorb rate shocks on a “theoretical liquidation value” basis. The analysis does not take into account non-rate related issues, which affect equity valuations, such as franchise value or real estate values. This analysis is static and does not consider potential adjustments of strategies by management on a dynamic basis in a volatile rate environment in order to protect or conserve equity values. As such, actual results may vary from the modeled results.

     In the fourth quarter of 2009, the Bank altered its methodology for generating cash flows on non-maturity deposits. Prior methodology used analysis based on institution-specific data regarding retention rates, historical rate changes, and expected future rate changes in shocked scenarios. Current methodology uses a more conservative approach on retention rates which more closely aligns with retention rates used by the OTS in their NPV modeling. This change in retention rates results in significantly lower durations and values on our non-maturity deposits. We estimate the effect of this change in the base case scenario (zero basis point change) to be approximately $41 million. The following durations for non-maturity deposits were used in the base case:

	Duration (in years)
	At December 31,
	2009	2008
Deposit Category:
Non-interest checking accounts	3.1	8.0
Business checking accounts	3.0	6.2
Interest checking accounts	3.0	6.2
High-yield checking accounts	1.7	3.4
Savings accounts	3.2	6.7
Money market accounts	1.7	3.8

     The following table presents, at December 31, 2009 and 2008, an analysis of IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.

	Net Portfolio Value
	At December 31,
	2009			2008
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates
(Basis Points)
+300	$130,797	$2,065	1.6%	$164,766	$9,082	5.8%
+200	131,109	2,377	1.8	163,073	7,389	4.7
+100	130,917	2,185	1.7	160,467	4,783	3.1
0	128,732	—	—	155,684	—	—
-100	117,387	(11,345)	(8.8)	142,862	(12,822)	(8.2)
-200	105,417	(23,315)	(18.1)	124,618	(31,006)	(20.0)

     As illustrated in the table, NPV in the base case (zero basis point change) decreased $27.0 million from $155.7 million at December 31, 2008 to $128.7 million at December 31, 2009. The primary causes for this decrease were changes in the composition of our assets and liabilities, changes in interest rates, and the aforementioned methodology changes for non-maturity deposits.

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

     A key assumption we control for use in our earnings at risk model is the assumed repricing sensitivity of our non-maturing core deposit accounts. The following assumptions were used for the repricing of non-maturity core deposit accounts.

	Percentage
	of Deposits
	Maturing In
	First Year
	At December 31,
	2009	2008
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

     The following table presents the projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at December 31, 2009 and 2008.

	Percentage Change in
	Net Interest Income
	Over a Twelve Month
	Time Period
	2009	2008
Assumed Change in Interest Rates
(Basis Points)
+300	0.1%	(3.3)%
+200	0.2	(1.8)
+100	0.0	(0.7)
-100	3.3	1.2
-200	1.5	1.6

     The earnings at risk analysis suggests we are subject to higher IRR in a rising rate environment than in a falling rate environment. The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to increase 0.1% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to increase 1.5% in year one. The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of our assets and liabilities along with changes in interest rates.

     We manage our IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various securities portfolio strategies. The Bank currently plans to reduce its exposure to rising interest rates by increasing its core deposit balances, limiting the duration of fixed-rate assets, and extending the duration of its liabilities. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At December 31, 2009, we were in compliance with all of our tolerance limits.

     The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of Company-only assets and liabilities would have a non-material impact on the results presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
CFS Bancorp, Inc.
Munster, Indiana

We have audited the accompanying consolidated statements of condition of CFS Bancorp, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFS Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 10, 2010

CFS BANCORP, INC.

Consolidated Statements of Condition

	December 31,
	2009	2008
	(Dollars in thousands
	except per share data)
ASSETS
Cash and amounts due from depository institutions	$24,041	$15,714
Interest-bearing deposits	387	3,133
Federal funds sold	—	259
Cash and cash equivalents	24,428	19,106
Securities available-for-sale, at fair value	188,781	251,270
Securities held-to-maturity, at cost	5,000	6,940
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	762,386	749,973
Allowance for losses on loans	(19,461)	(15,558)
Net loans	742,925	734,415
Interest receivable	3,469	4,325
Other real estate owned	9,242	3,242
Office properties and equipment	20,382	19,790
Investment in bank-owned life insurance	34,575	36,606
Net deferred tax assets	18,036	15,494
Other assets	10,733	6,723
Total assets	$1,081,515	$1,121,855
LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$849,758	$824,097
Borrowed money	111,808	172,937
Advance payments by borrowers for taxes and insurance	4,322	4,320
Other liabilities	5,254	8,692
Total liabilities	971,142	1,010,046
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized;
23,423,306 shares issued; 10,771,061 and 10,674,511 shares outstanding	234	234
Additional paid-in capital	188,930	189,211
Retained earnings	80,564	81,525
Treasury stock, at cost; 12,652,245 and 12,748,795 shares	(157,041)	(157,466)
Unallocated common stock held by Employee Stock Ownership Plan	—	(832)
Accumulated other comprehensive loss, net of tax	(2,314)	(863)
Total shareholders’ equity	110,373	111,809
Total liabilities and shareholders’ equity	$1,081,515	$1,121,855

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands except per share data)
Interest income:
Loans	$39,277	$45,213	$56,678
Securities	11,334	12,673	12,684
Other	697	1,653	2,879
Total interest income	51,308	59,539	72,241
Interest expense:
Deposits	10,447	18,099	26,222
Borrowed money	3,268	6,557	11,912
Total interest expense	13,715	24,656	38,134
Net interest income	37,593	34,883	34,107
Provision for losses on loans	12,588	26,296	2,328
Net interest income after provision for losses on loans	25,005	8,587	31,779
Non-interest income:
Service charges and other fees	5,706	6,051	6,795
Card-based fees	1,664	1,600	1,489
Commission income	246	341	147
Security gains, net	1,092	69	536
Other asset gains (losses), net	(9)	30	22
Impairment on securities available-for-sale	—	(4,334)	—
Income from bank-owned life insurance	2,183	1,300	1,634
Other income	590	566	892
Total non-interest income	11,472	5,623	11,515
Non-interest expense:
Compensation and employee benefits	18,898	17,498	18,406
Net occupancy expense	3,022	3,175	2,847
FDIC insurance premiums	2,240	159	106
Professional fees	2,273	1,341	1,540
Furniture and equipment expense	2,129	2,362	2,241
Data processing	1,670	1,749	2,169
Marketing	832	1,002	842
Other real estate owned expenses	2,978	263	343
Loan collection expense	1,077	655	164
Goodwill impairment	—	1,185	—
Other general and administrative expenses	4,163	4,789	4,801
Total non-interest expense	39,282	34,178	33,459
Income (loss) before income taxes (benefit)	(2,805)	(19,968)	9,835
Income tax expense (benefit)	(2,262)	(8,673)	2,310
Net income (loss)	$(543)	$(11,295)	$7,525
Per share data:
Basic earnings (loss) per share	$(0.05)	$(1.10)	$0.71
Diluted earnings (loss) per share	(0.05)	(1.10)	0.69
Weighted-average shares outstanding	10,574,623	10,307,879	10,547,853
Weighted-average diluted shares outstanding	10,680,085	10,508,306	10,842,782

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

					Unearned
					Common	Accumulated
		Additional			Stock	Other
	Common	Paid-In	Retained	Treasury	Acquired	Comprehensive
	Stock	Capital	Earnings	Stock	by ESOP	Income (Loss)	Total
	(Dollars in Thousands)
Balance at January 1, 2007	$234	$190,825	$94,344	$(149,735)	$(3,564)	$(298)	$131,806
Net income for 2007	—	—	7,525	—	—	—	7,525
Comprehensive income:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	2,074	2,074
Total comprehensive income	—	—	—	—	—	—	9,599
Purchase of treasury stock	—	—	—	(9,751)	—	—	(9,751)
Net purchases of Rabbi Trust shares	—	—	—	(139)	—	—	(139)
Shares earned under ESOP	—	202	—	—	438	—	640
Amortization of award under RRP	—	48	—	—	—	—	48
Cumulative effect of change in
accounting principle upon the
adoption of FIN 48	—	—	240	—	—	—	240
Exercise of stock options	—	(201)	—	2,964	—	—	2,763
Tax benefit related to stock options
exercised	—	288	—	—	—	—	288
Dividends declared on common stock
($0.48 per share)	—	—	(5,080)	—	—	—	(5,080)
Balance at December 31, 2007	234	191,162	97,029	(156,661)	(3,126)	1,776	130,414
Net loss for 2008	—	—	(11,295)	—	—	—	(11,295)
Comprehensive loss:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	(2,639)	(2,639)
Total comprehensive loss	—	—	—	—	—	—	(13,934)
Purchase of treasury stock	—	—	—	(2,997)	—	—	(2,997)
Net purchases of Rabbi Trust shares	—	—	—	41	—	—	41
Shares earned under ESOP	—	(1,165)	—	—	2,294	—	1,129
Amortization of award under RRP	—	38	—	—	—	—	38
Forfeiture of RRP award	—	34	—	(34)	—	—	—
Unearned compensation restricted stock awards	—	(1,555)	—	1,555	—	—	—
Exercise of stock options	—	200	—	630	—	—	830
Tax benefit related to stock-based
benefit plans	—	497	—	—	—	—	497
Dividends declared on common stock
($0.40 per share)	—	—	(4,209)	—	—	—	(4,209)
Balance at December 31, 2008	234	189,211	81,525	(157,466)	(832)	(863)	111,809
Net loss for 2009	—	—	(543)	—	—	—	(543)
Comprehensive loss:
Change in unrealized appreciation
on available-for-sale securities,
net of reclassification and tax	—	—	—	—	—	(1,451)	(1,451)
Total comprehensive loss	—	—	—	—	—	—	(1,994)
Net distributions of Rabbi Trust shares	—	(414)	—	958	—	—	544
Shares earned under ESOP	—	(634)	—	—	832	—	198
Amortization of award under RRP	—	1	—	—	—	—	1
Forfeiture of restricted stock award	—	906	—	(906)	—	—	—
Unearned compensation restricted stock awards	—	(373)	—	373	—	—	—
Tax benefit related to stock-based
benefit plans	—	233	—	—	—	—	233
Dividends declared on common stock
($0.04 per share)	—	—	(418)	—	—	—	(418)
Balance at December 31, 2009	$234	$188,930	$80,564	$(157,041)	$—	$(2,314)	$110,373

See accompanying notes.

CFS BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income (loss)	$(543)	$(11,295)	$7,525
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for losses on loans	12,588	26,296	2,328
Depreciation and amortization	1,587	1,720	1,704
Premium amortization on the early extinguishment of debt	175	1,452	4,540
Net (discount accretion) premium amortization on securities available-for-sale	(1,382)	(1,135)	447
Impairment of securities available-for-sale	—	4,334	—
Impairment of goodwill	—	1,185	—
Deferred income tax expense (benefit)	(1,592)	(8,735)	972
Amortization of cost of stock benefit plans	199	1,167	688
Tax benefit from stock-based benefits	(233)	(497)	(288)
Proceeds from sale of loans held-for-sale	—	45	10,882
Origination of loans held-for-sale	—	—	(10,804)
Net realized gains on sales of securities available-for-sale	(1,092)	(69)	(536)
Net realized (gains) losses on sales of other assets	9	(30)	(22)
Net increase in cash surrender value of bank-owned life insurance	(2,183)	(1,300)	(1,634)
Increase in other assets	(816)	(1,113)	(1,271)
Increase (decrease) in other liabilities	(3,071)	(7,579)	10,866
Net cash provided by operating activities	3,646	4,446	25,397
INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	21,707	1,992	109,945
Proceeds from maturities and paydowns	83,195	66,988	88,706
Purchases	(42,339)	(102,907)	(120,986)
Securities, held-to-maturity:
Proceeds from maturities and paydowns	1,940	940	—
Purchases	—	(3,940)	(3,940)
Net loan (fundings) principal payments received	(29,814)	22,232	(10,714)
Proceeds from sale of loans and loan participations	—	—	13,188
Proceeds from sale of other real estate owned	679	546	642
Proceeds from bank-owned life insurance	4,214	1,169	1,035
Purchases of properties and equipment	(2,179)	(2,135)	(3,168)
Disposal of properties and equipment	—	—	5
Net cash flows provided by (used in) investing activities	37,403	(15,115)	74,713
FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	830	2,763
Tax benefit from stock-based benefits	233	497	288
Dividends paid on common stock	(758)	(5,192)	(5,311)
Purchase of treasury stock	—	(2,997)	(9,751)
Net distributions (purchases) of Rabbi Trust shares	544	41	(139)
Net increase (decrease) in deposit accounts	25,556	(39,318)	(44,009)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	2	979	(853)
Net (decrease) increase in short-term borrowings	(4,014)	4,297	897
Proceeds from Federal Home Loan Bank debt	161,000	311,000	37,000
Repayments of Federal Home Loan Bank debt	(218,290)	(279,271)	(109,253)
Net cash flows used in financing activities	(35,727)	(9,134)	(128,368)
Increase (decrease) in cash and cash equivalents	5,322	(19,803)	(28,258)
Cash and cash equivalents at beginning of year	19,106	38,909	67,167
Cash and cash equivalents at end of year	$24,428	$19,106	$38,909
Supplemental disclosures:
Loans transferred to other real estate owned	$8,787	$2,635	$1,582
Cash paid for interest on deposits	10,616	18,422	26,089
Cash paid for interest on borrowings	3,154	5,167	7,500
Cash paid for taxes	460	800	1,550

See accompanying notes.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) incorporated in March 1998 for the purpose of becoming the holding company for Citizens Financial Bank (the Bank), formerly known as Citizens Financial Services, FSB. Pursuant to shareholder approval, in 2005, the Company changed its state of incorporation from Delaware to Indiana. The change was effectuated through a merger of the Delaware corporation with a wholly-owned Indiana subsidiary formed for that purpose. The Company is headquartered in Munster, Indiana. The Bank is a federal savings bank offering a full range of financial services to clients who are primarily located in northwest Indiana and the south and southwest Chicagoland area. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits to originate consumer, residential, and commercial loans, with commercial loans focused primarily on commercial and industrial loans with closely held companies and owner occupied commercial real estate.

     The Company provides financial services through its offices in northwest Indiana and the suburban areas south and southwest of Chicago. Its primary deposit products are checking, savings, and money market accounts as well as certificates of deposit. Its primary lending products are commercial and retail loans. Substantially all loans are secured by specific items of collateral including commercial and residential real estate, business assets, and consumer assets. Commercial loans are expected to be repaid from cash flow from business operations. The clients’ ability to repay their loans is dependent on the general economic conditions in the area, cash flows from the borrower or their operations, and the underlying collateral.

Principles of Consolidation

     The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, the Bank. The Bank has one active subsidiary, CFS Holdings, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. The determination of the allowance for losses on loans, the accounting for income tax expense, and the determination of fair values of financial instruments are highly dependent on management’s estimates, judgments, and assumptions where changes in any of those could have a significant impact on the financial statements.

Cash Flows

     Cash and cash equivalents include cash, non-interest and interest-bearing deposits in other financial institutions with terms of less than 90 days, and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods. Net cash flows are reported for client loan and deposit transactions, interest-bearing deposits in other financial institutions and federal funds sold.

     Effective October 3, 2008, the FDIC’s insurance limits increased to $250,000. The increase in federally insured limits is currently set to expire December 31, 2013. At December 31, 2009, the Company’s interest-bearing accounts exceeded federally insured limits by approximately $11.4 million.

     The Company had approximately $370,000 on deposit with the Federal Reserve Bank and the Federal Home Loan Bank at December 31, 2009. These amounts are not insured by the FDIC.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securities

     Under Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities (ASC 320-10) investment securities must be classified as held-to-maturity, available-for-sale or trading. Management determines the appropriate classification at the time of purchase. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and the Company has the ability to hold the securities to maturity. Securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and not affecting earnings until realized. Other securities, such as Federal Home Loan Bank stock, are carried at cost. The Company has no trading account securities.

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

     The fair values of the Company’s securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs. Certain of the fair values of securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the securities. These models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third-party pricing services, management’s judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics, and implied volatilities.

     The Company evaluates all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10. In evaluating the possible impairment of securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the Company’s ability and intent to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

     If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the security or it is more likely than not the Company will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold. From time to time management may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans

     Loans that management has the ability and intent to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and portions charged-off. Interest income on loans is accrued on the active unpaid principal balance. Loans held-for-sale, if any, are carried at the lower of aggregate cost or estimated market value.

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

     All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest subsequently received on such loans is accounted for by using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual.

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

     The first component of the allowance for losses on loans contains allocations for probable incurred losses that have been identified related to impaired loans pursuant to ASC 310-10, Receivables. The Company individually evaluates for impairment all loans over $1.0 million that are classified substandard. Loans are considered impaired when, based on current information and events it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent. A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. If management determines a loan is collateral-dependent, management will charge-off any identified collateral shortfall against the allowance for losses on loans.

     If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from appraisals or estimated using an appraisal-like methodology. When current appraisals are not available, management estimates the fair value of the collateral giving consideration to several factors including the price at which individual unit(s) could be sold in the current market, the period of time over which the unit(s) would be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and current market interest rates. The analysis on each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

     The second component of the Company’s allowance for losses on loans contains allocations for probable incurred losses within various pools of loans with similar characteristics pursuant to ASC 450-10, Contingencies. This component is based in part on certain loss factors applied to various stratified loan pools excluding loans evaluated individually for impairment. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Loan losses are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged-off are credited to the allowance. The Company assesses the adequacy of the allowance for losses on loans on a quarterly basis and adjusts the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for losses on loans could be required which could adversely affect earnings or the Company’s financial position in future periods. The Office of Thrift Supervision (OTS) could require the Bank to make additional provisions for losses on loans.

Other Real Estate Owned

     Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans identified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Other real estate owned is initially recorded at fair value less estimated selling costs, with any resulting write-down charged to the allowance for losses on loans. Valuations are periodically (but no less than annually) performed by management, with any subsequent declines in estimated fair value charged to expense.

Office Properties and Equipment

     Land is carried at cost. Office properties and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 30 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 15 years. Leasehold improvements are amortized over the life of the lease.

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

Loan Commitments and Related Financial Instruments

     Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet client financing needs. The face amount for these items represents the exposure to loss, before considering the client’s collateral or their ability to repay. These financial instruments are recorded when they are funded.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Share-Based Compensation

     The Company accounts for its share-based compensation plans in accordance with ASC 718-10, Compensation – Stock Based Compensation. ASC 718-10 addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. ASC 718-10 requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the vesting period of the awards. For additional details on the Company’s share-based compensation plans and related disclosures, see Note 9 to the consolidated financial statements.

Income Taxes

     Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to an amount expected to be realized. Deferred tax assets are recognized for net operating losses that expire between 2016 and 2029 because the benefit is more likely than not to be realized.

Employee Stock Ownership Plan

     The Bank sponsors the CFS Bancorp, Inc. Employee Stock Ownership Plan (ESOP) which is accounted for in accordance with ASC 718-40, Compensation – Employee Stock Ownership Plans. The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction of shareholders’ equity. Prior to 2009, contributions from the Bank and dividends on both allocated and unallocated shares in the ESOP were used to service the ESOP’s debt to the Company. Beginning in 2009, dividends are allocated to the individual participants who can elect to either reinvest the dividends in Company stock or receive cash payment at the end of each plan year. The number of shares released was based on the amount of principal and interest paid to service the ESOP loan. Compensation expense was recognized on shares committed to be released from the Bank’s contributions and from shares released from dividends on unallocated shares using the current market price of these shares. ESOP shares not committed to be released were not considered outstanding for purposes of computing earnings per share. During 2009, the Bank repaid the ESOP loan in full so that it is no longer leveraged.

Earnings Per Share

     Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the year. ESOP shares not committed to be released, restricted stock shares which have not vested, and shares held in Rabbi Trust accounts are not considered to be outstanding for purposes of calculating basic EPS. Diluted EPS is computed by dividing net income by the average number of common shares outstanding during the year and includes the dilutive effect of stock options, unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts pursuant to deferred compensation plans. The dilutive common stock equivalents are computed based on the treasury stock method using the average market price for the year.

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale which are also recognized as separate components of equity.

Recent Accounting Pronouncements

     In June 2009, the Financial Accounting Standards Board (FASB) approved the Financial Accounting Standards Board Accounting Standards Codification (Codification) as the single source for authoritative nongovernmental U.S. Generally Accepted Accounting Principles (U.S. GAAP). The Codification does not change current U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. Rules and interpretative releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for the Company during its interim period ending September 30, 2009 and did not have a material impact on its financial condition, results of operations, or its financial reporting process.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     On January 1, 2009, the Company adopted ASC 810-10, Consolidation. This standard establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The standard clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of the standard shall be applied prospectively. The adoption of the standard did not have any effect on the Company’s consolidated financial results.

     In April 2009, the FASB issued ASC 820, Fair Value Measurements and Disclosures. This standard provides additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of market activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard emphasizes that the notation of exit price in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions remains unchanged. The Company adopted this standard as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.

     In April 2009, the FASB issued ASC 320, Investments – Debt and Equity Securities. This standard applies to debt securities and requires entities to separate an OTTI of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that management will not be required to sell the security before recovery of its cost basis. The amount of the OTTI related to a credit loss is recognized in earnings, and the amount of the OTTI related to other factors is recorded in other comprehensive loss. This standard is to be applied prospectively with a cumulative effect transition adjustment, if applicable, as of the beginning of the period in which it is adopted. The Company adopted this standard as of June 30, 2009 with no significant change to the Company’s financial condition or results of operations.

     In April 2009, the FASB issued ASC 825, Financial Instruments. This standard requires certain disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. This standard requires disclosures of the method(s) and significant assumptions used to estimate the fair value of financial instruments and changes in method(s) and significant assumptions, if any, during the period. This standard also amends ASC 270, Interim Reporting, to require the related disclosures in all interim financial statements. The standard requires an entity to disclose in the body or in the accompanying footnotes of its interim financial statements and its annual financial statements the fair value of all financial instruments, whether recognized or not recognized in the consolidated balance sheet. The standard also requires entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments, and to disclose significant changes in methods or assumptions used to estimate fair values. The standard was effective for the Company beginning with the quarter ended June 30, 2009. Since the provisions of the standard are disclosure related, the Company’s adoption of this standard did not have an impact on its financial condition or results of operations. See related disclosure in Note 15.

     In May 2009, the FASB issued ASC 855, Subsequent Events. This standard establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. Management must perform its assessment of subsequent events for both interim and annual financial reporting periods. The standard was effective for the Company beginning with the quarter ended June 30, 2009. The adoption of the standard did not have a significant impact on our financial condition, results of operations, or disclosures.

     In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, (SFAS 166) which pertains to securitizations. SFAS 166, which amends SFAS 140, will require more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. SFAS 166 is effective for the first fiscal year beginning after November 15, 2009. The Company will adopt this standard effective January 1, 2010 and believes it will not have a material effect on its financial position or results of operations.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), (SFAS 167) which pertains to special purpose entities. SFAS 167, which amends FASB Interpretation 46(R), replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity. SFAS 167 is effective for the first fiscal year beginning after November 15, 2009. The Company will adopt this standard effective January 1, 2010. The Company does not have any special purpose entities and believes the adoption of this standard will not have a material effect on its financial position or results of operations.

Loss Contingencies

     Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Restrictions on Cash

     Cash on hand or on deposit with the Federal Reserve Bank of $791,000 and $759,000 was required to be maintained in order to meet regulatory reserve and clearing requirements as of December 31, 2009 and 2008, respectively.

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

Segment Reporting

     Operating segments are components of a business about which separate financial information is available and that are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and assess performance. Public companies are required to report certain financial information about operating segments in interim and annual financial statements. Senior management evaluates the operations of the Company as one operating segment, community banking, due to the materiality of the banking operation to the Company’s financial condition and results of operations, taken as a whole. As a result, separate segment disclosures are not required. The Company offers the following products and services to its external clients: deposits and loans as well as investment services through an outsource partner. Revenues for significant products and services are disclosed separately in the consolidated statements of operations.

Reclassifications

     Some items in the prior year financial statements were reclassified to conform to the current presentation.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. SECURITIES

     The amortized cost of securities available-for-sale and their fair values are as follows:

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2009:
Government sponsored entity (GSE)
securities	$40,450	$40,374	$1,083	$—	$41,457
Mortgage-backed securities	9,527	9,426	409	—	9,835
Collateralized mortgage obligations	67,307	66,413	1,336	(981)	66,768
Commercial mortgage-backed securities	49,722	49,210	1,347	(35)	50,522
Pooled trust preferred securities	30,223	27,093	—	(7,081)	20,012
Equity securities	5,837	—	187	—	187
	$203,066	$192,516	$4,362	$(8,097)	$188,781

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2008:
Government sponsored entity (GSE)
securities	$98,400	$97,987	$4,358	$—	$102,345
Mortgage-backed securities	10,881	10,774	83	(1)	10,856
Collateralized mortgage obligations	78,276	76,506	919	(1,882)	75,543
Commercial mortgage-backed securities	40,511	39,669	203	(1,479)	38,393
Pooled trust preferred securities	30,966	27,668	—	(3,535)	24,133
Equity securities	5,837	—	—	—	—
	$264,871	$252,604	$5,563	$(6,897)	$251,270

     The Company’s held-to-maturity securities had an amortized cost of $5.0 million and $6.9 million, respectively, at December 31, 2009 and 2008 with $179,000 and $161,000, respectively, of gross unrealized holding gains.

     Securities with unrealized losses as of December 31, 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are presented in the following tables.

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$12,461	$(201)	$14,764	$(780)	$27,225	$(981)
Commercial mortgage-backed securities	1,598	(35)	—	—	1,598	(35)
Pooled trust preferred securities	—	—	20,012	(7,081)	20,012	(7,081)
	$14,059	$(236)	$34,776	$(7,861)	$48,835	$(8,097)

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2008
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Mortgage-backed securities	$927	$(1)	$—	$—	$927	$(1)
Collateralized mortgage obligations	43,096	(1,868)	108	(15)	43,204	(1,883)
Commercial mortgage-backed securities	31,792	(1,478)	—	—	31,792	(1,478)
Pooled trust preferred securities	24,133	(3,535)	—	—	24,133	(3,535)
	$99,948	$(6,882)	$108	$(15)	$100,056	$(6,897)

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

     At December 31, 2009, the Company’s collateralized mortgage obligations consisted of both agency and non-agency securities. In management’s belief, the unrealized loss position on the collateralized mortgage obligations were due to changes in market interest rates combined with an illiquid fixed-income market and not due to credit quality or other issuer specific factors.

     At December 31, 2009, the Company’s pooled trust securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches. In management’s belief, the unrealized loss position on the pooled trust preferred securities were primarily due to changes in market interest rates combined with an illiquid fixed-income market and not due to credit quality or other issuer specific factors.

     The Company does not have the intent to sell these securities in an unrealized loss position, and it is more likely than not these securities will not be sold prior to recovery of amortized cost; however, the Company may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. The Company concluded that the unrealized losses that existed at December 31, 2009, did not constitute other-than-temporary impairments.

     The amortized cost and fair value of securities at December 31, 2009, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized
	Cost	Fair Value
	(Dollars in thousands)
GSE and callable GSE securities:
Due in one year or less	$33,582	$34,288
Due after one year through five years	6,792	7,169
Mortgage-backed securities	9,426	9,835
Collateralized mortgage obligations	66,413	66,768
Commercial mortgage-backed securities	49,210	50,522
Pooled trust preferred securities	27,093	20,012
Equity securities	—	187
	$192,516	$188,781

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Held-to-Maturity
	Amortized
	Cost	Fair Value
	(Dollars in thousands)
State and municipal securities:
Due in one year or less	$2,000	$2,036
Due after one year through five years	3,000	3,143
	$5,000	$5,179

     The following table provides information as to the amount of gross gains and losses realized through the sales of available-for-sale securities:

	2009	2008	2007
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$1,092	$69	$762
Gross realized losses	—	—	(226)
Impairment losses	—	(4,334)	—
Net realized gains (losses)	$1,092	$(4,265)	$536
Income tax expense (benefit) on realized gains (losses)	$393	$(1,594)	$200

     The impairment losses in 2008 were recognized on the Company’s investment in Fannie Mae and Freddie Mac preferred stock when the United States Treasury Department and the Federal Housing Finance Authority placed Fannie Mae and Freddie Mac into conservatorship.

     The carrying value of securities pledged as collateral to secure public deposits and for other purposes was $58.8 million and $63.0 million, respectively, at December 31, 2009 and 2008. As of December 31, 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government, its agencies, and GSEs, in an amount greater than 10% of shareholders’ equity.

3. LOANS RECEIVABLE

     Loans receivable, net of unearned fees, consist of the following:

	December 31,
	2009	2008
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$78,600	$64,021
Commercial real estate – owner occupied	99,559	85,565
Commercial real estate – non-owner occupied	218,329	222,048
Commercial real estate – multifamily	63,008	40,503
Commercial construction and land development	55,733	70,848
Total commercial loans	515,229	482,985
Retail loans:
One-to-four family residential	185,293	203,797
Home equity lines of credit	56,911	58,918
Retail construction and land development	3,401	2,650
Other	1,552	1,623
Total retail loans	247,157	266,988
Total loans receivable, net of unearned fees	$762,386	$749,973

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Bank’s lending activities have been concentrated primarily within its market area as well as the mid-western United States. At December 31, 2009, the Bank had a concentration of loans secured by office and/or warehouse buildings totaling $218.2 million or 28.6% of its total loan portfolio.

     At December 31, 2009 and 2008, the Company did not have any loans held for sale.

     At December 31, 2009 and 2008, the Company serviced $22.5 million and $22.9 million, respectively, of loans for others including one-to-four family mortgages and commercial participations sold.

     Activity in the allowance for losses on loans is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year	$15,558	$8,026	$11,184
Loans charged-off	(8,970)	(18,898)	(5,676)
Recoveries of loans previously charged-off	285	134	190
Net loans charged-off	(8,685)	(18,764)	(5,486)
Provision for losses on loans	12,588	26,296	2,328
Balance at end of year	$19,461	$15,558	$8,026

     Total non-accrual loans and loans 90 days past due and still accruing were as follows at the dates indicated:

	December 31,
	2009	2008
	(Dollars in thousands)
Total non-accrual loans	$59,009	$54,701
Loans past due 90 days and still accruing interest	$640	$605

     Impaired loans were as follows at the dates indicated:

	December 31,
	2009	2008
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$17,200	$20,219
With no valuation reserve required	42,021	27,259
Total impaired loans	$59,221	$47,478
Valuation reserve relating to impaired loans	$9,181	$5,930
Average impaired loans during year	48,547	32,676
Interest income recognized during impairment	—	54
Cash-basis interest income recognized during impairment	—	54

     At December 31, 2009, the Company had $10.2 million of loan modifications meeting the definition of a troubled debt restructuring (TDR) that were performing in accordance with their agreements and accruing interest that are included above in our impaired loans with no valuation reserve required. The modified loans include one commercial and industrial relationship totaling $5.7 million, one non-owner occupied commercial real estate relationship totaling $2.9 million, and ten one-to-four family residential loans totaling $1.6 million. The loan modifications included short-term extensions of maturity, interest only payments or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:

	Estimated	December 31,
	Useful Lives	2009	2008
		(Dollars in thousands)
Land	—	$5,095	$5,095
Buildings	30-40 years	20,876	19,640
Leasehold improvements	1-5 years	1,368	1,522
Furniture and equipment	3-15 years	13,246	13,880
Construction in progress	—	858	756
		41,443	40,893
Less: accumulated depreciation and amortization		21,061	21,103
		$20,382	$19,790

     Depreciation expense charged to operations for the years ended 2009, 2008, and 2007, was $1.6 million, $1.7 million, and $1.6 million, respectively.

Operating Leases

     At December 31, 2009, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2029. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

     The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2009, have initial or remaining noncancelable lease terms in excess of one year.

(Dollars in thousands)
Year Ended December 31:
2010	$437
2011	262
2012	218
2013	171
2014	122
Thereafter	2,129
$3,339

     Rental expense charged to operations in 2009, 2008, and 2007, totaled $557,000, $591,000, and $584,000, respectively, including amounts paid under short-term cancelable leases.

5. GOODWILL AND INTANGIBLE ASSETS

     As of December 31, 2007, the Company had $1.2 million of goodwill which was acquired through the Company’s 2003 acquisition of a bank branch in Illinois. Pursuant to ASC 350-20, Goodwill, management recorded a non-cash impairment charge of $1.2 million equal to the carrying value of the goodwill prior to the impairment charge at December 31, 2008.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company also acquired core deposit intangibles in conjunction with the same bank branch acquisition. The intangible assets acquired amounted to $325,000 in cost and were amortized over five years. Amortization expense related to these intangibles totaled $49,000 and $65,000, respectively, in 2008 and 2007. The intangibles were fully amortized in 2008.

6. DEPOSITS

     Deposits and interest rate data are summarized as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$89,364	$64,809
Interest-bearing	129,305	105,758
Money market accounts	152,009	163,205
Savings accounts	113,865	114,633
Core deposits	484,543	448,405
Certificate of deposit accounts:
One year or less	304,163	325,225
Over one to two years	30,782	28,136
Over two to three years	15,100	10,151
Over three to four years	6,701	7,667
Over four to five years	7,680	3,453
More than five years	789	1,060
Total time deposits	365,215	375,692
Total deposits	$849,758	$824,097
Weighted-average cost of deposits	1.10%	1.85%

     The aggregate amount of deposits in denominations of $100,000 or more was $291.8 million and $268.8 million at December 31, 2009 and 2008, respectively. The aggregate amount of deposits in denominations of $250,000 or more was $132.9 million and $119.2 million at December 31, 2009 and 2008, respectively.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. BORROWED MONEY

     The Company’s borrowed money included the following for the periods indicated:

	December 31,
	2009		2008
	Weighted		Weighted
	Average		Average
	Contractual		Contractual
	Rate	Amount	Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	0.50%	$15,659	0.82%	$17,512
Federal Reserve Bank discount window	0.50	8,640	—	—
Overnight Federal Funds purchased	—	—	0.45	10,800

Secured advances from FHLB – Indianapolis:
Maturing in 2009 — variable rate	—	—	0.65	30,000
Maturing in 2009 — fixed rate	—	—	2.14	74,000
Maturing in 2010 — variable rate	0.47	6,000	—	—
Maturing in 2010 — fixed rate	1.56	41,000	3.22	15,000
Maturing in 2011 — fixed rate	3.75	15,000	3.75	15,000
Maturing in 2013 — fixed rate	2.22	15,000	—	—
Maturing in 2014 — fixed rate (1)	6.71	1,122	6.71	1,146
Maturing in 2018 — fixed rate (1)	5.54	2,582	5.54	2,647
Maturing in 2019 — fixed rate (1)	6.30	6,805	6.30	7,007
		87,509		144,800
Less: deferred premium on early extinguishment of debt		—		(175)
Net FHLB – Indianapolis advances		87,509		144,625

Total borrowed money	2.09%	$111,808	2.13%	$172,937

____________________

(1)	These advances are amortizing borrowings and are listed by their contractual maturity.

     Required principal payments of FHLB – Indianapolis (FHLB–IN) advances are as follows:

(Dollars in thousands)
Year Ended December 31:
2010	$47,311
2011	15,333
2012	356
2013	15,381
2014	1,380
Thereafter	7,748
$87,509

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Pursuant to collateral agreements, FHLB–IN advances are secured by the following assets:

Description of Collateral	Amount Pledged
(Dollars in thousands)
FHLB-IN stock	$23,944
Loans secured by residential first mortgage loans	173,890
Loans secured by commercial first mortgage loans	83,949
$281,783

     Repo Sweeps are treated as financings; the obligation to repurchase securities sold is reflected as short-term borrowings. The securities underlying these Repo Sweeps continue to be reflected as assets of the Company. The maximum amount of Repo Sweeps outstanding during the years ended December 31, 2009 and 2008 was $16.3 million and $36.4 million, respectively, and the weighted-average rate paid was 0.70% and 1.55%, respectively.

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

     In conjunction with the FHLB debt restructuring, the Company paid $42.0 million of prepayment penalties related to the prepaid advances and recognized $9.8 million on the early extinguishment of debt as a charge to non-interest expense during 2004. The remaining $32.2 million of prepayment penalties was deferred as an adjustment to the carrying value of the borrowings and are recognized in interest expense as an adjustment to the cost of the new borrowings over their remaining life. At December 31, 2009, deferred prepayment penalties relating to the 2004 FHLB debt restructure were fully amortized.

     Interest expense on borrowed money totaled $3.3 million, $6.6 million, and $11.9 million for the years ended December 31, 2009, 2008, and 2007, respectively. Included in interest expense was $175,000, $1.5 million, and $4.5 million, respectively, of amortization of the deferred premium on the early extinguishment of debt for the years ended December 31, 2009, 2008, and 2007.

     At December 31, 2009, the Bank had a line of credit with a maximum of $15.0 million in secured overnight federal funds at the federal funds market rate at the time of any borrowing. At December 31, 2009, the Bank did not have an outstanding balance on this line. Prior to March 5, 2009, the Bank had an additional line of credit with a maximum of $15.0 million in unsecured overnight federal funds. This line was discontinued at the corresponding bank’s discretion. The maximum amount borrowed during the years ended December 31, 2009 and 2008 pursuant to these lines was $21.8 million and $19.6 million, respectively, and the weighted-average rate paid was 0.55% and 2.42%, respectively.

     During the first quarter of 2009, the Bank received approval to borrow from the Federal Reserve Bank (FRB). At December 31, 2009, the Bank had $8.6 million outstanding under this facility. During the year ended December 31, 2009, the maximum amount borrowed from the FRB was $14.6 million and the weighted-average rate paid was 0.50%.

8. EMPLOYEE BENEFIT PLANS

     The Company participates in an industry-wide, multi-employer, defined benefit pension plan, which covers full-time employees who have attained at least 21 years of age and completed one year of service. Benefits were frozen under this plan effective March 1, 2003. In addition, employees who would have been eligible after March 1, 2003 are not eligible to enter the plan. No further benefits will accrue subsequent to the freeze and the freeze does not reduce the benefits accrued to date.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Calculations to determine full-funding status are made annually by the third-party plan administrator as of June 30. Pension expense for the years ended December 31, 2009, 2008, and 2007 was $93,000, $872,000, and $455,000, respectively. The decrease in the pension expense during 2009 was based on information the Company received from its plan administrator with respect to its annual funding requirements. Plan specific asset and benefit information is not available for participating associations on an individual participant basis since each participant has an undivided interest in the plan assets.

     The Company also participates in a single-employer defined contribution plan, which qualifies under Section 401(k) of the Internal Revenue Code. Beginning in 2008, all employees who have attained age 21 years are eligible to participate in this Plan after three months of employment. Prior to 2008, employees also had to meet an eligibility requirement of working 250 hours during a three month period.

     Effective January 1, 2008, the Company matches 100% of the employee's contribution on the first 1% of the employee's compensation, and 50% of the employee's contribution on the next 5% of the employee's compensation. In addition, employees are able to defer up to 100% of their compensation up to the limits imposed by the Internal Revenue Code. Employees fully vest in the Company’s matching contribution after two years of service. Plan expense for the years ended December 31, 2009 and 2008 was $422,000 and $359,000, respectively. Prior to 2008, the 401(k) plan allowed for employee contributions up to 12% of their compensation, which were then matched equal to 50% of the first 6% of the compensation contributed. The Company’s matching contribution for the 2007 Plan year was made to the 401(k) plan directly in the form of a supplemental contribution during the first quarter of 2008. Plan expense for the year ended December 31, 2007 was $267,000.

     The Company provides supplemental retirement benefits for certain senior officers. The plans provide benefits which supplement those provided under the Company’s qualified benefit plans where an executive’s benefit is affected by limits imposed by the Internal Revenue Code. The Supplemental Pension Plan was frozen in 2003 along with the Company’s qualified pension plan. There was no expense related to this plan in 2009, 2008, and 2007.

9. SHARE-BASED COMPENSATION

     The Company accounts for its stock options in accordance with ASC 718-10, Compensation – Stock Based Compensation (ASC 718-10). ASC 718-10 addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. ASC 718-10 requires all share-based payments to be recognized as expense, based upon their fair values, in the financial statements over the requisite service period of the awards.

Omnibus Equity Incentive Plan

     The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock. In addition, there are 64,500 shares that had not yet been issued or were forfeited, cancelled or unexercised at the end of the option term under the 2003 Stock Option Plan that are available for any type of stock-based awards in the future under the Equity Incentive Plan. No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year. At December 31, 2009, 168,836 shares were available for future grants under the Equity Incentive Plan.

     Awards under the Equity Incentive Plan may be subject to the achievement of performance goals based on specific business criteria set forth in the Equity Incentive Plan. If the performance goals are achieved, then continued service with the Company or one of its affiliates also will generally be required before the award becomes fully vested. Awards that are not subject to the achievement of performance goals will require continued service with the Company or one of its affiliates for specific time periods prior to full vesting of the award. The Compensation Committee of the Board of Directors will determine whether an award will be subject to the achievement of performance goals and, if so, which performance goals must be achieved.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock

     During 2008, the Compensation Committee granted service- and performance-based awards under the Equity Incentive Plan. A total of 110,926 shares of restricted stock were granted to officers, directors, and key employees of the Company. The 2008 awards included 45,892 shares of restricted stock as service-based awards to key employees and the Company’s directors. The weighted-average fair market value of the restricted stock awards granted during 2008 was $14.02 per share based on the fair market value on the grant dates and totaled $1.6 million. The service-based 2008 restricted stock awards vest 33%, 33%, and 34% on May 1, 2010, 2011, and 2012, respectively. The 2008 awards also included 65,034 shares of restricted stock as performance-based awarded to officers and key employees. The performance-based awards were subject to the Company’s achievement of its performance targets for the year ended December 31, 2008 and were deemed unearned on January 26, 2009 by the Compensation Committee due to the Company not meeting its performance targets for the year ended December 31, 2008.

     During 2009, the Compensation Committee granted additional service- and performance-based awards under the Equity Incentive Plan. A total of 119,772 shares of restricted stock were granted to officers, directors, and key employees of the Company. The 2009 awards included 26,200 shares of service-based and 93,572 shares of performance-based awards granted to key employees and the Company’s directors. The weighted-average fair market value of the restricted stock awards granted during 2009 was $3.12 per share based on the fair market value on the grant dates and totaled $373,000. The 2009 service-based awards vest 33%, 33%, and 34% on May 1, 2011, 2012, and 2013, respectively, and the 2009 performance-based awards, if earned, will vest in the same manner.

     The expense for the restricted stock awards is being recorded over their service period which is between 45 and 51 months from the date of grant. The Company estimates the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted. The Company estimates the probable outcome of achieving its performance target related to the performance-based awards and revises the related expense accordingly. The Company reissued treasury shares to satisfy the restricted stock awards.

     The compensation expense related to restricted stock for the years ended December 31, 2009, 2008, and 2007 totaled $192,000, $109,000, and $35,000, respectively. At December 31, 2009, the remaining unamortized cost of the restricted stock awards is reflected as a reduction in additional paid-in capital and totaled $1.0 million. This cost is expected to be recognized over a weighted-average period of 2.9 years.

     The following table presents the activity for restricted stock for the year ended December 31, 2009.

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2008	109,452	$14.02
Granted	119,772	3.12
Vested	(105)	14.64
Forfeited	(63,455)	14.27
Unvested as of December 31, 2009	165,664	$6.04

     Subsequent to December 31, 2009, 61,572 shares of performance-based restricted stock granted on January 26, 2009 were deemed unearned, and therefore, forfeited by the Compensation Committee due to the Company meeting 32.7% of its performance targets for the year ended December 31, 2009. The Company recorded expense on the estimated earned portion of the restricted stock shares during 2009.

     On February 11, 2010, the Compensation Committee granted awards under the Equity Incentive Plan. A total of 113,109 shares of restricted stock were granted to officers and key employees of the Company. The grants included 71,070 shares of restricted stock as performance-based awards to a total of 30 officers and key employees. These awards are subject to the achievement of “core” diluted earnings per share targets of the Company for the year ended December 31, 2010. The grants also included 42,039 shares of restricted stock as service-based awards to 40 officers and key employees. Both the earned performance-based awards, if any, and the service-based awards will vest as follows:

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cumulative
Date	Percent Vested
May 1, 2012	33%
May 1, 2013	66
May 1, 2014	100

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

     The following table presents the activity related to options under the Company’s stock option plans for the year ended December 31, 2009.

		Weighted-
	Number of	Average
	Shares	Exercise Price
Outstanding at beginning of year	1,130,245	$12.15
Granted	—	—
Exercised	—	—
Forfeited	(360,450)	10.17
Outstanding at end of year	769,795	$13.08

     At December 31, 2009, all of the Company’s outstanding stock options were out-of-the-money. At December 31, 2009, the weighted-average contractual life of the Company’s outstanding stock options was 3.3 years.

     There were no stock options granted during 2009, 2008 or 2007.

     There were no options exercised during 2009. The aggregate intrinsic value of options exercised at the time of exercise during the years ended December 31, 2008 and 2007 was $134,000 and $813,000, respectively. Cash received from option exercises during the years ended December 31, 2008 and 2007 totaled $830,000 and $2.8 million, respectively. The actual tax benefit realized for the tax deduction from option exercises totaled $46,000 and $288,000, respectively, for the years ended December 31, 2008 and 2007.

     The Company reissues treasury shares to satisfy option exercises.

Employee Stock Ownership Plan

     In 1998, the Company established the ESOP for the employees of the Company and the Bank. The ESOP is a qualified benefit plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. Upon formation, the ESOP borrowed $14.3 million from the Company and purchased 1,428,300 shares of common stock. During March 2007, the Company renegotiated the terms of the loan to the ESOP with the plan’s trustee which reduced the interest rate from 8.50% to 4.64% and extended the term of the loan by an additional eight years from 2009 to 2017. The modification also included event protection if the ESOP is terminated before the new maturity date of the loan due to a merger, sale or otherwise. In the event the ESOP is terminated due to one of these events, employees become fully vested and any unallocated stock will be distributed to the ESOP participants instead of being applied to the repayment of the ESOP loan. In addition, the loan modification included a minimum funding requirement in which the market value of Company shares released from the ESOP suspense account must equal at least 4.1% of the aggregate eligible compensation of ESOP participants for the plan year allocated.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Bank made contributions to the ESOP in order to pay down the outstanding loan totaling $1.2 million, $3.1 million, and $514,000 during the years 2009, 2008, and 2007, respectively. During 2008, the Company increased its contributions to pay down the outstanding ESOP loan to satisfy the above mentioned minimum funding requirement and to minimize the impact of this funding requirement in 2009. During 2009, the ESOP loan was paid in full and the remaining 83,519 shares were allocated to the participants. Compensation expense related to the Company’s ESOP was $235,000, $853,000, and $288,000, respectively, for the years ended December 31, 2009, 2008, and 2007. The following table summarizes shares of Company common stock held by the ESOP:

	December 31,
	2009	2008
	(Dollars in thousands)
Shares allocated to participants	854,519	836,960
Unallocated and unearned shares	—	83,519
	854,519	920,479
Fair value of unallocated and unearned ESOP shares	$—	$326

     The Company also provides nonqualified deferred compensation for certain senior officers under the ESOP. This benefit is also based on restrictions on contributions to the ESOP under Internal Revenue Code limits. Compensation expense related to this supplemental plan for the years ended December 31, 2009, 2008, and 2007, was $10,000, $2,000, and $31,000, respectively.

10. INCOME TAXES

     The total income tax provision (benefit) was allocated as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Income (loss) from operations	$(2,262)	$(8,673)	$2,310
Shareholders’ equity for compensation expense for
tax purposes in excess of amounts recognized for
financial reporting purposes	(233)	(497)	(288)
	$(2,495)	$(9,170)	$2,022

     The income tax provision (benefit) consists of the following:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current tax expense:
Federal	$(670)	$62	$1,338
State	—	—	—
Deferred tax expense (benefit):
Federal	(1,414)	(7,413)	942
State	(178)	(1,322)	30
	$(2,262)	$(8,673)	$2,310

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     A reconciliation of the statutory federal income tax rate to the effective income tax rate is as follows:

	Year Ended December 31,
	2009	2008	2007
Statutory rate	(34.0)%	(34.0)%	34.0%
State taxes	(4.2)	(4.4)	0.2
Bank-owned life insurance	(26.5)	(2.2)	(5.7)
Low-income housing tax credits	(13.0)	(1.8)	(4.0)
Other	(2.9)	(1.0)	(1.0)
Effective rate	(80.6)%	(43.4)%	23.5%

     The Company’s effective tax rate benefit for 2009 was 80.6% compared to an effective tax benefit of 43.4% for 2008. The significant change in the Company’s effective tax rate benefit was mainly the result of an increase in the percentage of permanent tax items to pre-tax loss during 2009. The overall effective tax rates continue to benefit from the Company’s investment in bank-owned life insurance and the application of available tax credits.

     Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Allowance for losses on loans	$7,160	$5,812
Specific reserves on other real estate owned	936	3
Deferred compensation	163	222
Deferred loan fees	255	401
Depreciation/amortization	516	562
Net operating loss carryforwards	1,328	4,529
Alternative minimum tax carryforwards	1,789	821
General business tax credits	2,986	1,763
Other-than-temporary impairments on available-for-sale securities	1,683	1,709
Other	1,185	632
	18,001	16,454
Deferred tax liabilities:
Unamortized deferred premium on early extinguishment of debt	—	65
FHLB stock dividends	1,014	1,030
Other	372	336
	1,386	1,431
Net deferred tax asset	16,615	15,023
Tax effect of adjustment related to unrealized depreciation on available-for-sale securities	1,421	471
Net deferred tax assets including adjustments	$18,036	$15,494

     At December 31, 2009 and 2008, the Company determined that it is more likely than not that the deferred tax assets will be realized, largely based on available tax planning strategies and its projections of future taxable income. Therefore, no valuation reserve was recorded at December 31, 2009 or December 31, 2008. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Prior to 1988, the Bank qualified as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts, which differed from the provision for such losses charged to income. Retained earnings at December 31, 2009 and 2008 included approximately $12.5 million for which no provision for income taxes has been made. If in the future this portion of retained earnings is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable rates. The unrecorded deferred tax liability at December 31, 2009 and 2008 would have been approximately $4.9 million.

     At December 31, 2009, the Company had state net operating losses of $23.9 million which are being carried forward to reduce future taxable income. The carryforwards expire between 2016 and 2029.

11. RELATED PARTY DISCLOSURES

     The Company has no material related party transactions which would require disclosure. In compliance with applicable banking regulations, the Company may extend credit to certain officers and directors of the Company and its subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements.

12. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

     In March 2008, the Company announced a new share repurchase plan for an additional 530,000 shares. During 2008, the Company purchased a total of 81,388 shares at an average cost of $14.39 per share. Pursuant to the Company’s informal regulatory agreement with the OTS, the Company is prohibited from repurchasing shares without prior approval from the OTS. As such, the Company did not repurchase any of its common stock during 2009. Total shares available for repurchase under this plan are 448,612 at December 31, 2009.

     OTS regulations impose limitations upon all capital distributions by a savings institution if the institution would not be “well capitalized” after the distributions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire its own stock, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The regulations provide that an institution must submit an application to the OTS to receive approval of the capital distributions if the institution (i) is not eligible for expedited treatment; or (ii) for which its total amount of capital distributions for the applicable calendar year exceeds its net income for that year to date plus its retained income for the preceding two years; or (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation, or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the institution would be required to provide a written notice to the OTS prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS.

     The principal sources of cash flow for the Company are dividends from the Bank. Various federal banking regulations and capital guidelines limit the amount of dividends that may be paid to the Company by the Bank. Future payments of dividends by the Bank are largely dependent upon individual regulatory capital requirements and levels of profitability.

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to quantitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the below table of the total risk-based, tangible, and core capital, as defined in the regulations. As of December 31, 2009, the Bank met all capital adequacy requirements to which it is subject.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     At December 31, 2009, the Bank was deemed to be “well capitalized” and in excess of regulatory requirements set by the OTS. The decreases in the Bank’s capital ratios from December 31, 2008 are a result of a $8.7 million increase in the amount of estimated deferred tax assets not included for regulatory capital purposes mainly due to a change in our estimate during the third quarter of 2009 of deferred tax assets dependent on future taxable income. The total amount of deferred tax assets not included for regulatory capital purposes was $13.8 million and $5.1 million, respectively, at December 31, 2009 and December 31, 2008. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, management considers a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, tax planning strategies, and OTS limitations. Using all information available to management at each statement of condition date, these factors are reviewed and can and do vary from period to period. The decreases in the capital ratios were partially offset by a $1.75 million capital infusion from the Company to the Bank during the fourth quarter of 2009.

     The current regulatory capital requirements and the actual capital levels of the Bank at December 31, 2009 and December 31, 2008 are provided below. There are no conditions or events since that date that management believes have changed the Bank’s category. At December 31, 2009, the Bank’s adjusted total assets were $1.1 billion and its risk-weighted assets were $852.5 million.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009:
Total capital to risk-weighted assets	$105,323	12.35%	$68,200	>8.00%	$85,250	>10.00%
Tier 1 (core) capital to risk-weighted assets	95,078	11.15	34,100	>4.00	51,150	>6.00
Tier 1 (core) capital to adjusted total assets	95,078	8.88	42,838	>4.00	53,548	>5.00
Tangible capital to adjusted total assets	95,078	8.88	16,064	>1.50	21,419	>2.00

As of December 31, 2008:
Total capital to risk-weighted assets	$111,941	13.21%	$67,777	>8.00%	$84,722	>10.00%
Tier 1 (core) capital to risk-weighted assets	101,289	11.96	33,889	>4.00	50,833	>6.00
Tier 1 (core) capital to adjusted total assets	101,289	9.07	44,683	>4.00	55,854	>5.00
Tangible capital to adjusted total assets	101,289	9.07	16,756	>1.50	22,341	>2.00

13. COMMITMENTS

	December 31,
	2009		2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
	(Dollars in thousands)
Commitments to originate loans:
Commercial and industrial	$1,100	$3,619	$5,856	$11,765
Commercial real estate – owner occupied	2,030	406	1,115	1,000
Commercial real estate – non-owner occupied	2,297	60	7,010	2,631
Commercial real estate – multifamily	6,160	160	1,350	—
Commercial construction and land development	—	2,952	2,100	3,160
Retail	1,449	107	2,569	760
Commitments to fund unused construction loans	2,130	3,757	796	18,018
Commitments to fund unused lines of credit	59	91,785	34	87,625
Letters of credit	—	8,615	—	8,499
Credit enhancements	29,824	—	30,525	—

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. The fixed loan commitments have interest rates ranging from 4.75% to 9%. Letters of credit and credit enhancements expire at various times through 2018.

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

     Credit enhancements are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, which provides for a lower interest rate, the FHLB issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB and the Bank, would be required to reimburse the FHLB for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially. Management’s current lending strategy does not include the origination of new or additional credit enhancements.

     The letters of credit and credit enhancements provided by the Company are considered financial guarantees under ASC 460-10, Guarantees, and were carried at a fair value of $123,000 in the aggregate as of December 31, 2009.

14. VARIABLE INTEREST ENTITIES

     The Company has investments in nine low-income housing tax credit limited partnerships and one limited liability partnership for the development of shopping centers, for-sale housing, and the restoration of historic properties in low- and moderate income areas. Although these partnerships generate operating losses, the Company realizes a return on its investment through reductions in income tax expense that result from tax credits and the deductibility of the entities’ operating losses. These investments were acquired at various times between 1996 and 2004 and are accounted for under the equity method. These entities are considered variable interest entities in accordance with ASC 810-10, Consolidations. Since the Company is not considered the primary beneficiary of these entities, it is not required to consolidate these investments. The Company’s exposure is limited to its current recorded investment of $1.8 million plus $704,000 that the Company is obligated to pay over the next five years but has not yet funded.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company measures fair value according to ASC 820-10, Fair Value Measurements and Disclosures, which establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, but not the valuation techniques themselves. The fair value hierarchy is designed to indicate the relative reliability of the fair value measure. The highest priority is given to quoted prices in active markets and the lowest to unobservable data such as the Company’s internal information. ASC 820-10 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” There are three levels of inputs into the fair value hierarchy (Level 1 being the highest priority and Level 3 being the lowest priority):

Level 1 – Unadjusted quoted prices for identical instruments in active markets;

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable; and

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 3 – Instruments whose significant value drivers or assumptions are unobservable and that are significant to the fair value of the assets or liabilities.

     A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

     The following table sets forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the dates indicated.

		Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Securities available-for-sale:
Government sponsored entity (GSE) securities	$41,457	$—	$41,457	$—
Mortgage-backed securities	9,835	—	9,835	—
Collateralized mortgage obligations	66,768	—	66,768	—
Commercial mortgage-backed securities	50,522	—	50,522	—
Pooled trust preferred securities	20,012	—	—	20,012
Equity securities	187	187	—	—

		Fair Value Measurements at December 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Securities available-for-sale:
Government sponsored entity (GSE) securities	$102,345	$—	$102,345	$—
Mortgage-backed securities	10,856	—	10,856	—
Collateralized mortgage obligations	75,543	—	75,543	—
Commercial mortgage-backed securities	38,393	—	38,393	—
Pooled trust preferred securities	24,133	—	—	24,133

     Securities available-for-sale are measured at fair value on a recurring basis. Level 2 securities are valued by a third-party pricing service commonly used in the banking industry utilizing observable inputs. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of securities with similar characteristics and, because many fixed-income securities do not trade on a daily basis, apply available information through processes such as benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. In addition, model processes, such as an option adjusted spread model, are used to develop prepayment and interest rate scenarios for securities with prepayment features.

     Level 3 models are utilized when quoted prices are not available for certain securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third-party pricing services, management judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics, and implied volatilities.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company determined that Level 3 pricing models should be utilized for valuing its investments in pooled trust preferred securities. The market for these securities at December 31, 2009 was not active and markets for similar securities were also not active. There are very few market participants who are willing and/or able to transact for these securities. Given the limited number of observable transactions in the secondary market and the absence of a new issue market, management determined an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

     For its Level 3 pricing model, the Company used externally provided fair value rates that were no longer available in the third quarter of 2009. As such, the Company discontinued its use of the internal model and utilized the external fair values provided by the same third-party. The external model uses deferral and default probabilities for underlying issuers, estimated deferral periods, and recovery rates on defaults. In prior periods, the internal model’s fair values were similar to the external model’s fair values. The internal model previously used by the Company assumed (i) any defaulted underlying issues would not have any recovery and (ii) underlying issues that are currently deferring or in receivership or conservatorship would eventually default and not have any recovery. In addition, the Company’s internal model estimated cash flows to maturity and assumed no early redemptions of principal due to call options or successful auctions.

     The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated statement of condition using Level 3 inputs for the years indicated:

	Available-for-sale Securities
	2009	2008
	(Dollars in thousands)
Beginning balance January 1	$24,133	$—
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income	(3,546)	(578)
Purchases, sales, issuances, and settlements, net	(575)	(139)
Transfers in and/or out of Level 3	—	24,850
Ending balance December 31	$20,012	$24,133

     The following table sets forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the dates indicated.

		Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$29,411	$—	$—	$29,411
Other real estate owned	1,740	—	—	1,740

		Fair Value Measurements at December 31, 2008
		Quoted Prices in
		Active Markets for	Significant Other	Significant
		Identical Assets	Observable Inputs	Unobservable Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$31,734	$—	$—	$31,734

     Loans for which it is probable that the Bank will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, then the fair value method of measuring the amount of impairment is utilized. This method requires obtaining a current independent appraisal of the collateral and applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis. Certain impaired loans were partially charged-off or re-evaluated during the third quarter of 2009. These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors. The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $11.3 million and $24.5 million for the years ended December 31, 2009 and 2008, respectively. This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans. These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in future earnings.

     The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned was $1.8 million for the year ended December 31, 2009 which was recorded directly as an adjustment to current earnings through other real estate owned expenses.

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

     The carrying amounts and fair values of financial instruments consist of the following:

	December 31,
	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$24,428	$24,428	$19,106	$19,106
Securities, available-for-sale	188,781	188,781	251,270	251,270
Securities, held-to-maturity	5,000	5,179	6,940	7,101
Federal Home Loan Bank stock	23,944	23,944	23,944	23,944
Loans receivable, net of allowance for losses on loans	742,925	745,594	734,415	741,440
Interest receivable	3,469	3,469	4,325	4,325
Total financial assets	$988,547	$991,395	$1,040,000	$1,047,186
Financial Liabilities
Deposits	$849,758	$850,894	$824,097	$827,389
Borrowed money	111,808	113,379	172,937	177,087
Interest payable	145	145	370	370
Total financial liabilities	$961,711	$964,418	$997,404	$1,004,846

     The carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable. Securities, held-to-maturity fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models. The fair values for variable-rate and fixed-rate loans are estimated using discounted cash flow analyses. Cash flows are adjusted for estimated prepayments where appropriate and are discounted using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The fair value of checking, savings, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. The fair value of borrowed money is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Company’s off-balance-sheet instruments approximates their book value and is not included in the above table.

16. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands except per share data)
Net income (loss)	$(543)	$(11,295)	$7,525
Weighted-average common shares outstanding	10,574,623	10,307,879	10,547,853
Weighted-average common share equivalents (1)	105,462	200,427	294,929
Weighted-average common shares and common share equivalents
outstanding	10,680,085	10,508,306	10,842,782
Basic earnings (loss) per share	$(0.05)	$(1.10)	$0.71
Diluted earnings (loss) per share	(0.05)	(1.10)	0.69

Number of anti-dilutive stock options excluded from the diluted
earnings per share calculation	866,302	657,100	105,000
Weighted-average exercise price of anti-dilutive option shares	$12.77	$12.63	$14.66
____________________

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

17. OTHER COMPREHENSIVE INCOME (LOSS)

     The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$(1,309)	$(8,389)	$3,780
Related tax (expense) benefit	557	3,078	(1,370)
Net	(752)	(5,311)	2,410
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses)	1,092	(4,265)	536
Related tax (expense) benefit	(393)	1,593	(200)
Net	699	(2,672)	336
Total other comprehensive income (loss)	$(1,451)	$(2,639)	$2,074

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the financial condition of the Company.

19. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

     The following tables represent the condensed statement of condition as of December 31, 2009 and 2008 and condensed statements of operations and cash flows for the three years ended December 31, 2009 for CFS Bancorp, Inc., the parent company.

Condensed Statements of Condition
(Parent Company Only)

	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$3,753	$3,667
Securities available-for-sale	7	—
Investment in subsidiary	107,351	106,275
Loan receivable from ESOP	—	1,153
Other assets	708	2,990
Total assets	$111,819	$114,085
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accrued taxes and other liabilities	$1,446	$2,276
Total shareholders’ equity	110,373	111,809
Total liabilities and shareholders’ equity	$111,819	$114,085

Condensed Statements of Operations
(Parent Company Only)

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Dividends from subsidiary	$—	$7,750	$9,000
Interest income	22	198	251
Net realized losses on the sale of available-for-sale investment securities	—	(168)	—
Non-interest expense	(1,430)	(667)	(636)
Net income (loss) before income taxes and equity in earnings of subsidiary	(1,408)	7,113	8,615
Income tax benefit	518	238	146
Net income (loss) before equity in undistributed earnings of subsidiary	(890)	7,351	8,761
Equity in undistributed earnings (loss) of subsidiary	347	(18,646)	(1,236)
Net income (loss)	$(543)	$(11,295)	$7,525

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Cash Flows
(Parent Company Only)

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(543)	$(11,295)	$7,525
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of securities	—	168	—
Equity in undistributed (earnings) loss of subsidiary	(347)	18,646	1,236
(Increase) decrease in other assets	2,282	(2,818)	217
Increase (decrease) in other liabilities	(495)	127	593
Net cash provided by operating activities	897	4,828	9,571
Investing activities:
Principal payment on loan	1,153	3,146	514
Capital contribution to subsidiary	(1,750)	—	—
Net cash provided by (used in) investing activities	(597)	3,146	514
Financing activities:
Purchase of treasury stock	—	(2,997)	(9,751)
Net distributions (purchases) of Rabbi Trust shares	544	41	(139)
Proceeds from exercise of stock options	—	830	2,763
Dividends paid on common stock	(758)	(5,192)	(5,311)
Net cash used by financing activities	(214)	(7,318)	(12,438)
Increase (decrease) in cash and cash equivalents	86	656	(2,353)
Cash and cash equivalents at beginning of year	3,667	3,011	5,364
Cash and cash equivalents at end of year	$3,753	$3,667	$3,011

20. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table reflects summarized quarterly data for the periods presented (unaudited):

		Net	Net	Earnings (Loss)
	Interest	Interest	Income	Per Share
	Income	Income	(Loss)	Basic	Diluted
	(Dollars in thousands except per share data)
2009
First quarter	$13,231	$9,175	$1,461	$0.14	$0.14
Second quarter	12,964	9,335	670	0.06	0.06
Third quarter	12,585	9,396	(4,671)	(0.44)	(0.44)
Fourth quarter	12,528	9,687	1,997	0.19	0.19

2008
First quarter	$16,314	$8,565	$1,779	$0.17	$0.17
Second quarter	15,032	8,697	(2,295)	(0.22)	(0.22)
Third quarter	14,364	8,907	(1,039)	(0.10)	(0.10)
Fourth quarter	13,829	8,714	(9,740)	(0.95)	(0.95)

     The significant decrease in net income for the third quarter of 2009 was primarily a result of the additional expense related to the Company’s provision for losses on loans and decreased valuations on the Company’s other real estate owned properties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2009 that has materially affected or is reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

     The Company’s management assessed its internal control over financial reporting as of December 31, 2009. In making this assessment management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2009, the Company’s internal controls over financial reporting are effective. The independent registered public accounting firm that audited the financial statements included in the annual report has not issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in the annual report.

ITEM 9B. OTHER INFORMATION

     None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     The information required herein is incorporated by reference to the sections of the Registrant’s proxy statement which will be filed not later than 120 days after December 31, 2009 (Proxy Statement) titled Proposal 1 — Election of Directors, Director Nominees and Directors Continuing in Office, Section 16(a) Beneficial Ownership Reporting Compliance, Audit Committee, and Report of the Audit Committee. Information related to the Company’s Code of Conduct and Ethics is incorporated by reference from the Proxy Statement under the heading Corporate Governance Guidelines and Code of Conduct and Ethics.

ITEM 11. EXECUTIVE COMPENSATION

     The information required herein is incorporated by reference to the sections of the Registrant’s Proxy Statement titled Executive Compensation, Director Compensation, Compensation Committee Interlocks and Insider Participation, and Report of the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     The information required herein by Item 403 of Regulation S-K is incorporated by reference to the section of the Registrant’s Proxy Statement titled Beneficial Ownership of Common Stock by Certain Shareholders.

     Equity Compensation Plan Information. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), in effect as of December 31, 2009.

Number of Shares
	Number of Shares to Be		Remaining Available
	Issued Upon the	Weighted-Average	for Future Issuance
	Exercise of Outstanding	Exercise Price of	(Excluding Shares
	Options, Warrants and	Outstanding	Reflected in the
Plan Category	Rights	Options	First Column)
Equity Compensation Plans Approved by Security Holders	935,459 (1)	$13.08 (2)	168,836 (3)
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	935,459	$13.08	168,836
____________________

(1)	This amount includes 769,795 shares issuable upon the exercise of outstanding stock options and 165,664 shares of restricted stock that have been issued but not yet earned or vested.

(2)	Only outstanding stock options are included in this price. The outstanding restricted shares are not included in the weighted-average exercise price because these shares do not have an exercise price.

(3)	This amount represents the total number of shares available for issuance in the future pursuant to stock options and other stock-based awards under the 2008 Omnibus Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     The information required herein is incorporated by reference to the sections of the Registrant’s Proxy Statement titled Corporate Governance, Director Independence, and Related Party Transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required herein is incorporated by reference to the section of the Registrant’s Proxy Statement titled Fees Paid to the Independent Registered Public Accounting Firm.

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

3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Charles V. Cole (7)
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (8)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (8)
10.10*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (9)
10.11*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Daryl D. Pomranke (7)
10.12*	CFS Bancorp, Inc. 2009 Cash Incentive Compensation Program (10)
10.13*	CFS Bancorp, Inc. 2009 Service Retention Program Agreement (10)
10.14*	Form of Indemnification Agreement, dated June 15, 2009, by and between CFS Bancorp, Inc. and each of Gene Diamond and Frank D. Lester (11)

10.15	Indemnification Agreement, dated June 15, 2009, by and between CFS Bancorp, Inc. and Lawrence T. Toombs (11)
10.16*	Amendment to the Employment Agreement between Citizens Financial Bank and Thomas F. Prisby (7)
10.17*	Amendment to the Employment Agreement between CFS Bancorp, Inc. and Thomas F. Prisby (7)
21.1	Subsidiaries of CFS Bancorp, Inc.
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
____________________

(1)	Incorporated by Reference to the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 25, 2005 (File No. 000-24611.)
(2)	Incorporated by Reference to the Company’s Form 8-K filed on July 31, 2009.
(3)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.
(4)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 5, 2008.
(5)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 23, 2001 (File No. 000-24611.)
(6)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003 (File No. 000-24611.)
(7)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on December 23, 2009.
(8)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-24611.)
(9)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 17, 2008.
(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 4, 2009.
(11)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on June 19, 2009.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: March 10, 2010	By:	/s/ THOMAS F. PRISBY
THOMAS F. PRISBY
Chairman of the Board and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS F. PRISBY	Chairman of the Board and Chief Executive Officer
THOMAS F. PRISBY	(principal executive officer)	March 10, 2010

/s/ CHARLES V. COLE	Executive Vice President and Chief Financial Officer
CHARLES V. COLE	(principal financial and accounting officer)	March 10, 2010

/s/ GREGORY W. BLAINE	Director	March 10, 2010
GREGORY W. BLAINE

/s/ GENE DIAMOND	Director	March 10, 2010
GENE DIAMOND

/s/ FRANK D. LESTER	Director	March 10, 2010
FRANK D. LESTER

/s/ ROBERT R. ROSS	Director	March 10, 2010
ROBERT R. ROSS

/s/ JOYCE M. SIMON	Director	March 10, 2010
JOYCE M. SIMON