Form 10-Q
period 2010-04-27
CFS BANCORP INC
filed 2010-04-28
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

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

The Registrant had 10,819,635 shares of Common Stock issued and outstanding as of April 23, 2010.

CFS BANCORP, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Condition	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.	Controls and Procedures	44

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults Upon Senior Securities	45

Item 4.	Reserved	45

Item 5.	Other Information	45

Item 6.	Exhibits	47

Signature Page		49

Certifications of Principal Executive Officer and Principal Financial Officer		50
	Exhibit 10.12
	Exhibit 10.21
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.0

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$26,170	$24,041
Interest-bearing deposits	12,851	387
Cash and cash equivalents	39,021	24,428
Securities available-for-sale, at fair value	184,005	188,781
Securities held-to-maturity, at cost	5,000	5,000
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable	763,767	762,386
Allowance for losses on loans	(20,402)	(19,461)
Net loans	743,365	742,925
Interest receivable	3,478	3,469
Other real estate owned	10,616	9,242
Office properties and equipment	20,128	20,382
Investment in bank-owned life insurance	34,797	34,575
Net deferred tax assets	17,817	18,036
Other assets	9,956	10,733
Total assets	$1,092,127	$1,081,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$887,137	$849,758
Borrowed money	83,440	111,808
Advance payments by borrowers for taxes and insurance	4,815	4,322
Other liabilities	5,542	5,254
Total liabilities	980,934	971,142
Commitments and contingencies	―	―
Shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	―	―
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,819,635 and 10,771,061 shares outstanding	234	234
Additional paid-in capital	188,740	188,930
Retained earnings	81,156	80,564
Treasury stock, at cost; 12,603,671 and 12,652,245 shares	(156,852)	(157,041)
Accumulated other comprehensive loss, net of tax	(2,085)	(2,314)
Total shareholders’ equity	111,193	110,373
Total liabilities and shareholders’ equity	$1,092,127	$1,081,515

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans	$9,678	$9,945
Securities	2,213	3,043
Other	124	243
Total interest income	12,015	13,231
Interest expense:
Deposits	2,053	3,096
Borrowed money	519	960
Total interest expense	2,572	4,056
Net interest income	9,443	9,175
Provision for losses on loans	1,710	624
Net interest income after provision for losses on loans	7,733	8,551
Non-interest income:
Service charges and other fees	1,220	1,299
Card-based fees	437	388
Commission income	54	71
Security gains, net	456	720
Other asset gains, net	1	―
Income from bank-owned life insurance	223	178
Other income	155	295
Total non-interest income	2,546	2,951
Non-interest expense:
Compensation and employee benefits	4,672	5,175
Net occupancy expense	755	897
Professional fees	684	350
Furniture and equipment expense	533	535
FDIC insurance premiums	498	304
Data processing	430	419
Marketing	114	198
OREO related expense	636	199
Loan collection expense	169	298
Other general and administrative expenses	981	1,053
Total non-interest expense	9,472	9,428
Income before income taxes	807	2,074
Income tax expense	109	613
Net income	$698	$1,461

Per share data:
Basic earnings per share	$0.07	$0.14
Diluted earnings per share	0.07	0.14
Cash dividends declared per share	0.01	0.01
Weighted-average shares outstanding	10,581,770	10,495,835
Weighted-average diluted shares outstanding	10,673,776	10,628,901

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP		Accumulated Other Comprehensive Loss	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2009	$234	$189,211	$81,525	$(157,466)		$(832)	$(863)	$111,809
Net income	―	―	1,461	―		―	―	1,461
Comprehensive loss: Change in unrealized depreciation on available-for-sale securities, net of reclassification and tax	―	―	―	―		―	(2,854)	(2,854)
Total comprehensive loss	―	―	―	―		―	―	(1,393)
Net purchases of Rabbi Trust shares	―	―	―	(4)		―	―	(4)
Shares earned under ESOP	―	(401)	―	―		832	―	431
Forfeiture of RRP award	―	906	―	(906)		―	―	―
Unearned compensation restricted stock awards	―	(349)	―	349		―	―	―
Dividends declared on common stock ($0.01 per share)	―	―	(92)	―		―	―	(92)
Balance at March 31, 2009	$234	$189,367	$82,894	$(158,027)	$	―	$(3,717)	$110,751

Balance at January 1, 2010	$234	$188,930	$80,564	$(157,041)	$	―	$(2,314)	$110,373
Net income	―	―	698	―		―	―	698
Comprehensive income: Change in unrealized appreciation on available-for-sale securities, net of reclassification and tax	―	―	―	―		―	229	229
Total comprehensive income	―	―	―	―		―	―	927
Net purchases of Rabbi Trust shares	―	―	―	(1)		―	―	(1)
Forfeiture of restricted stock awards	―	205	―	(205)		―	―	―
Unearned compensation restricted stock awards	―	(395)	―	395		―	―	―
Dividends declared on common stock ($0.01 per share)	―	―	(106)	―		―	―	(106)
Balance at March 31, 2010	$234	$188,740	$81,156	$(156,852)	$	―	$(2,085)	$111,193

See accompanying notes.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES
Net income	$698	$1,461
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	1,710	624
Depreciation and amortization	404	394
Premium amortization on the early extinguishment of debt	―	72
Net discount accretion on securities available-for-sale	(198)	(324)
Deferred income tax expense	110	202
Share-based compensation	―	431
Securities gains, net	(456)	(720)
Other asset gains, net	(1)	―
Increase in cash surrender value of bank-owned life insurance	(223)	(178)
Decrease in other assets	1,275	1,754
Increase (decrease) in other liabilities	288	(394)
Net cash provided by operating activities	3,607	3,322
INVESTING ACTIVITIES
Securities, available-for-sale:
Proceeds from sales	9,603	9,906
Proceeds from maturities and paydowns	19,043	20,921
Purchases	(22,871)	(5,136)
Net loan fundings	(4,059)	(7,055)
Proceeds from sale of real estate owned	57	15
Purchases of property and equipment	(150)	(301)
Net cash provided by investing activities	1,623	18,350
FINANCING ACTIVITIES
Dividends paid on common stock	(109)	(432)
Net purchase of Rabbi Trust shares	(1)	(4)
Net increase in deposit accounts	37,348	39,760
Net increase in advance payments by borrowers for taxes and insurance	493	274
Decrease in short-term borrowed money	(9,321)	(18,195)
Proceeds from Federal Home Loan Bank borrowed money	18,000	73,000
Repayments of Federal Home Loan Bank borrowed money	(37,047)	(103,044)
Net cash provided by (used for) financing activities	9,363	(8,641)
Increase in cash and cash equivalents	14,593	13,031
Cash and cash equivalents at beginning of period	24,428	19,106
Cash and cash equivalents at end of period	$39,021	$32,137

Supplemental disclosures:
Loans transferred to real estate owned	$1,845	$208
Cash paid for interest on deposits	2,044	3,176
Cash paid for interest on borrowed money	543	895
Cash paid for taxes	275	―

See accompanying notes.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Financial Statements Presentation

The condensed consolidated financial statements of CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) as of March 31, 2010 and for the three months ended March 31, 2010 and March 31, 2009 are unaudited; however, the financial information reflects all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows of the Company for the interim periods.  The financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results expected for the full year ending December 31, 2010.  The accompanying condensed consolidated financial statements do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  The March 31, 2010 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.  The condensed consolidated statement of condition of the Company as of December 31, 2009 has been derived from the audited consolidated statement of condition as of that date.

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

Some items in the prior period financial statements were reclassified to conform to the current period’s presentation.

2.	Securities

The amortized cost of securities available-for-sale and their fair values are as follows for the periods indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At March 31, 2010:
Government sponsored entity (GSE) securities	$41,450	$41,575	$688	$(27)	$42,236
Collateralized mortgage obligations	60,836	59,998	1,651	(671)	60,978
Commercial mortgage-backed securities	59,094	58,843	1,874	(18)	60,699
Pooled trust preferred securities	30,059	26,978	―	(7,077)	19,901
Equity securities	5,837	―	191	―	191
	$197,276	$187,394	$4,404	$(7,793)	$184,005

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At December 31, 2009:
Government sponsored entity (GSE) securities	$40,450	$40,374	$1,083	$	―	$41,457
Mortgage-backed securities	9,527	9,426	409		―	9,835
Collateralized mortgage obligations	67,307	66,413	1,336		(981)	66,768
Commercial mortgage-backed securities	49,722	49,210	1,347		(35)	50,522
Pooled trust preferred securities	30,223	27,093	―		(7,081)	20,012
Equity securities	5,837	―	187		―	187
	$203,066	$192,516	$4,362		$(8,097)	$188,781

During the first quarter of 2010, the Company took advantage of the impending end of the Federal Reserve Bank’s purchase program and record tight spreads on agency mortgage-backed securities to reposition part of the securities portfolio in an effort to improve interest rate risk.  As such, $9.6 million in agency mortgage-backed securities were sold for a net realized gain of $456,000.  The proceeds of the sales were utilized to purchase commercial mortgage-backed and GSE securities.  During the first quarter of 2009, the Company sold $9.2 million of GSE securities with a weighted-average maturity of 2.3 years realizing a gain on the sale of $720,000.

At March 31, 2010 and December 31, 2009, the Company had state and municipal securities classified as held-to-maturity securities with an amortized cost of $5.0 million.  The gross unrealized holding gains on these securities totaled $146,000 and $179,000, respectively, at March 31, 2010 and December 31, 2009.

Securities available-for-sale with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated.

	March 31, 2010
	Less than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(Dollars in thousands)
Government sponsored entity (GSE) securities	$6,066	$(27)	$	―	$	―	$6,066	$(27)
Collateralized mortgage obligations	1,837	(115)		5,767		(556)	7,604	(671)
Commercial mortgage-backed securities	4,959	(18)		―		―	4,959	(18)
Pooled trust preferred securities	―	―		19,901		(7,077)	19,901	(7,077)
	$12,862	$(160)		$25,668		$(7,633)	$38,530	$(7,793)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$12,461	$(201)	$14,764	$(780)	$27,225	$(981)
Commercial mortgage-backed securities	1,598	(35)	―	―	1,598	(35)
Pooled trust preferred securities	―	―	20,012	(7,081)	20,012	(7,081)
	$14,059	$(236)	$34,776	$(7,861)	$48,835	$(8,097)

We evaluate all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in the Financial Accounting Standards Board Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities.  Current accounting guidance generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the securities must assess whether the impairment is other-than-temporary.

At March 31, 2010, the Company’s collateralized mortgage obligations consisted of $18.4 million in agency-issued securities and $42.6 million in non-agency (private-issued) securities.  In management’s belief, the decline in value is primarily attributable to changes in market interest rates and macroeconomic conditions affecting liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

At March 31, 2010, the Company’s pooled trust preferred securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred securities have not been recognized into income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.  We may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at March 31, 2010, did not constitute other-than-temporary impairments.

The amortized cost and fair value of securities at March 31, 2010, by contractual maturity, are shown in the tables below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
GSE and callable GSE securities:
Due in one year or less	$32,619	$33,239
Due after one year through five years	8,956	8,997
Collateralized mortgage obligations	59,998	60,978
Commercial mortgage-backed securities	58,843	60,699
Pooled trust preferred securities	26,978	19,901
Equity securities	―	191
	$187,394	$184,005

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
State and municipal securities:
Due in one year or less	$2,000	$2,025
Due after one year through five years	3,000	3,121
	$5,000	$5,146

The carrying value of securities pledged as collateral to secure public deposits and for other purposes at March 31, 2010 and December 31, 2009 was $50.0 million and $58.8 million, respectively.  Other than the U.S. Government, its agencies, and GSEs, there were no other holdings of securities of any one issuer in an amount greater than 10% of shareholders’ equity.

3.	Fair Value Measurements

The Company measures fair value according to ASC 820-10: Fair Value Measurements and Disclosures.  ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used in valuation techniques, but not the valuation techniques themselves.  The fair value hierarchy is designed to indicate the relative reliability of the fair value measure.  The highest priority is given to quoted prices in active markets and the lowest to unobservable data such as the Company’s internal information.  ASC 820-10 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  There are three levels of inputs into the fair value hierarchy (Level 1 being the highest priority and Level 3 being the lowest priority):

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

	Fair Value Measurements at March 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale:
Government sponsored entity (GSE) securities	$42,236	$	―	$42,236	$	―
Collateralized mortgage obligations	60,978		―	60,978		―
Commercial mortgage-backed securities	60,699		―	60,699		―
Pooled trust preferred securities	19,901		―	―		19,901
Equity securities	191		191	―		―

	Fair Value Measurements at December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Securities available-for-sale:
Government sponsored entity (GSE) securities	$41,457	$	―	$41,457	$	―
Mortgage-backed securities	9,835		―	9,835		―
Collateralized mortgage obligations	66,768		―	66,768		―
Commercial mortgage-backed securities	50,522		―	50,522		―
Pooled trust preferred securities	20,012		―	―		20,012
Equity securities	187		187	―		―

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

The Company determined that Level 3 pricing models should be utilized for valuing its investments in pooled trust preferred securities.  The market for these securities at March 31, 2010 was not active and markets for similar securities were also not active.  There are very few market participants who are willing and/or able to transact for these securities.  Given the limited number of observable transactions in the secondary market and the absence of a new issue market, management determined an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be equally or more representative of fair value than the market approach valuation technique.

For its Level 3 pricing model, the Company uses externally produced fair value rates provided by a third party and compares them to other external pricing sources. Other external sources provided similar prices, both higher and lower, than those used by the Company.  The external model uses deferral and default probabilities for underlying issuers, estimated deferral periods, and recovery rates on defaults.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying condensed consolidated statement of condition using Level 3 inputs:

	Available-for-sale Securities
	2010	2009
	(Dollars in thousands)
Beginning balance at January 1	$20,012	$24,133
Total realized and unrealized gains (losses):
Included in accumulated other comprehensive loss	3	(3,027)
Purchases, sales, issuances and settlements, net	(114)	(146)
Ending balance March 31	$19,901	$20,960

The following tables set forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value Measurements at March 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$7,483	$	―	$	―	$7,483
Other real estate owned	1,416		―		―	1,416

	Fair Value Measurements at December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$29,411	$	―	$	―	$29,411
Other real estate owned	1,740		―		―	1,740

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the first quarter of 2010.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $616,000 for the three months ended March 31, 2010.  This loss is not recorded directly as an adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for losses on loans.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for losses on loans recorded in future earnings.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  The change in fair value of other real estate owned was $417,000 for the three months ended March 31, 2010 which was recorded directly as an adjustment to current earnings through other real estate owned expenses.

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

The carrying amounts and fair values of financial instruments consist of the following:

	March 31,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$39,021	$39,021	$24,428	$24,428
Securities, available-for-sale	184,005	184,005	188,781	188,781
Securities, held-to-maturity	5,000	5,146	5,000	5,179
Federal Home Loan Bank stock	23,944	23,944	23,944	23,944
Loans receivable, net of allowance for losses on loans	743,365	747,031	742,925	745,594
Interest receivable	3,478	3,478	3,469	3,469
Total financial assets	$998,813	$1,002,625	$988,547	$991,395
Financial Liabilities
Deposits	$887,137	$887,820	$849,758	$850,894
Borrowed money	83,440	85,159	111,808	113,379
Interest payable	130	130	145	145
Total financial liabilities	$970,707	$973,109	$961,711	$964,418

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

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Net income	$698	$1,461

Weighted-average common shares outstanding	10,581,770	10,495,835
Weighted-average common share equivalents	92,006	133,066
Weighted-average common shares and common share equivalents outstanding	10,673,776	10,628,901

Basic earnings per share	$0.07	$0.14
Diluted earnings per share	0.07	0.14

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	740,995	1,130,245
Weighted-average exercise price of anti-dilutive option shares	$13.24	$12.15

5.	Share-Based Compensation

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

For additional details on the Company’s share-based compensation plans and related disclosures, see Note 9 to the consolidated financial statements as presented in the Company’s 2009 Annual Report on Form 10-K.

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there are 64,500 shares that had not yet been issued or were forfeited, cancelled, or unexercised at the end of the option term under the 2003 Stock Option Plan that are available for any type of stock-based awards in the future under the Equity Incentive Plan.  No more than 25,000 shares will be available for grant during any fiscal year to any one participant and no more than 120,000 shares in the aggregate will be granted in any single year.  At March 31, 2010, 120,176 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

During the first quarter of 2010, the Compensation Committee of the Board of Directors granted performance- and service-based awards under the Equity Incentive Plan.  The awards included 71,070 of performance-based and 42,039 of service-based shares of restricted stock granted to key employees of the Company.  The Company reissued treasury shares to satisfy the restricted stock awards.

The weighted average fair market value of the restricted stock awards granted in the first quarter of 2010 was $3.49 per share and totaled $395,000.  These restricted stock awards vest 33%, 33%, and 34% on May 1, 2012, 2013, and 2014, respectively.  The expense for these awards is being recorded over their requisite service period which is 51 months from the date of grant.  The Company estimates the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted.

During the first quarter of 2010, 61,572 shares of performance-based restricted stock granted on January 26, 2009 were deemed unearned by the Compensation Committee of the Board of Directors and, accordingly, were forfeited.  There was no expense recorded on these restricted stock shares at the time of forfeiture.

The following table presents the activity for restricted stock for the three months ended March 31, 2010.

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2009	165,664	$6.04
Granted	113,109	3.49
Vested	―	―
Forfeited	(64,449)	3.17
Unvested at March 31, 2010	214,324	$5.56

The compensation expense related to restricted stock for the three months ended March 31, 2010 totaled $61,000.  At March 31, 2010, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $1.2 million.  This cost is expected to be recognized over a weighted-average period of 3.4 years which is subject to the actual number of shares earned and vested.

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

The following table presents the activity under the Company’s stock option plans for the three months ended March 31, 2010.

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at January 1, 2010	769,795	$13.08
Granted	―	―
Exercised	―	―
Forfeited	(3,000)	13.48
Expired unexercised	(25,800)	8.44
Options outstanding at March 31, 2010	740,995	$13.24
Options exercisable at March 31, 2010	740,995	$13.24

For stock options outstanding at March 31, 2010, the range of exercise prices was $8.50 to $14.76 and the weighted-average remaining contractual term was 3.1 years.  At March 31, 2010, all of the Company’s outstanding stock options were out-of-the-money.

There were no stock options exercised during the three months ended March 31, 2010 and 2009.

The Company reissues treasury shares to satisfy option exercises.

6.	Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$802	$(3,823)
Related tax (expense) benefit	(272)	1,424
Net	530	(2,399)
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net gains	456	720
Related tax expense	(155)	(265)
Net	301	455
Total other comprehensive income (loss)	$229	$(2,854)

     The components of accumuated other comprehensive loss, included in the condensed consolidated statement of equity, are related to net unrealized losses in the Company's securities available-for-sale portfolio.  Net unrealized losses at March 31, 2010 and December 31, 2009 were $3.4 million and $3.7 million with related deferred income tax benefits of $1.3 million and $1.4 million, respectively.

7.	Recent Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an affect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 3:  Fair Value Measurements.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140, (SFAS 166) which pertains to securitizations.  SFAS 166, which amends SFAS 140, will require more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets.  The Company adopted this standard effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R), (SFAS 167) which pertains to special purpose entities.  SFAS 167, which amends FASB Interpretation 46(R), replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity.  The Company adopted this standard effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations since the Company does not have any special purpose entities.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of
                   Operations

Forward Looking Statements

Certain statements contained in this Form 10-Q, in other filings with the U.S. Securities and Exchange Commission (SEC), and in press releases or other shareholder communications are forward-looking statements, as that term is defined in U.S. federal securities laws.  Generally, these statements relate to our business plans or strategies, projections involving anticipated revenues, earnings, profitability, or other aspects of operating results, or other future developments in our affairs or the industry in which we conduct business.  Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “would be,” “will,” “intend to,” “project,”  or similar expressions or the negative thereof, as well as statements that include future events, tense or dates, or are not historical or current facts.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We also advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in our lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles, ability to realize deferred tax assets, competitive and regulatory factors, and successful execution of our strategy and our Strategic Growth and Diversification Plan could affect our financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.  For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part II. Item 1A.  Risk Factors” of this Form 10-Q as well as “Part I. Item 1A.  Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2009.  Such forward-looking statements are not guarantees of future performance.  We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Overview

The following discussion and analysis presents the more significant factors affecting our financial condition as of March 31, 2010 and results of operations for first quarter of 2010.  This discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto.

During the first quarter of 2010, we recorded net income of $698,000, or $0.07 per diluted share.  While we continue to see progress in our core banking operations as a result of our Strategic Growth and Diversification Plan, our earnings continue to be negatively impacted by a sizable provision for losses on loans, high credit-quality related costs, and escalation in other nondiscretionary expense areas.  All of these factors are masking the progress we are making in our business units in executing our strategy, which is more clearly reflected in measures such as the net interest margin, loan portfolio composition, core deposit growth, and the self-funding ratio.

Our net interest margin increased for the ninth consecutive quarter to 3.90% from 3.61% for the first quarter of 2009.  The increase was a result of lower interest expense coupled with a 46.6% increase in the average balance of our non-interest bearing deposit accounts since March 31, 2009.  Interest expense was positively affected by continued disciplined pricing on deposits, the repricing of certificates of deposit at lower interest rates, and a reduction in average balances of FHLB borrowed money.

At March 31, 2010, our total core deposits increased $21.1 million, or 4.4%, from December 31, 2009.  Our ongoing implementation of high performance sales training; increased community involvement; increased partner calling between our business, cash management, and retail teams; and enhanced brand recognition continues to produce favorable results.  The increase in core deposits has strengthened our balance sheet and enhanced our liquidity by replacing FHLB borrowings during the quarter.

Our capital and liquidity positions remain above regulatory requirements.  Our tangible common equity at March 31, 2010 was $111.2 million, or 10.28% of tangible assets.  The Bank’s total capital to risk-weighted assets was 12.63%, exceeding the regulatory guideline of 10% to be considered “well capitalized” and in excess of all regulatory capital requirements.

Credit quality remains our number one priority in 2010.  While our non-performing loans decreased modestly, our other real estate owned increased during the quarter.  The continued decline in the real estate collateral values supporting many of our non-performing loans and other real estate owned led to increases in impairment reserves on loans, net charge-offs, and valuation allowances on other real estate owned during the first quarter of 2010.  These non-performing assets impose negative pressure on earnings for a number of reasons, and we are committed to addressing these problem assets in a conservative, yet prudent, manner within the constraints of current and forecasted market conditions.

Progress on Strategic Growth and Diversification Plan

Our Strategic Growth and Diversification Plan is built around four core objectives:  decreasing non-performing loans; ensuring costs are appropriate given our targeted future asset base; growing while diversifying by targeting small and mid-sized business owners for relationship-based banking opportunities; and expanding and deepening our relationships with our clients by meeting a higher percentage of the clients’ financial service needs.

In the first quarter, we continued to achieve steady, consistent progress toward our Plan objectives.  We have been able to sustain that momentum over an extended period of time – in some instances more than five quarters – which has resulted in substantial progress towards reaching our goals.  Success has been most apparent in our attempts to diversify our client base and expand and deepen our relationships with clients.  As an example, as part of our diversification strategy we have targeted certain business segments for loan growth.  At December 31, 2008, roughly 39% of our commercial loan portfolio was in sectors we were targeting for growth (commercial & industrial, commercial real estate - owner occupied and multifamily), with the balance in sectors where we were trying to limit further exposure (construction and land development, commercial real estate – non-owner occupied, and participations and syndications purchased); by March 31, 2010, the targeted growth segments have grown $56.5 million to comprise 48% of the commercial loan portfolio.

Similarly, our focus on deepening relationships by selling additional new products is capturing core deposits in retail and business non-interest bearing deposits in particular, which is having a sizable positive impact on our net interest margin.  Since the fourth quarter of 2008, total core deposits have increased $57.3 million, or 13%.  Our success in capturing business demand deposits is shown in our self-funded ratio, which measures business demand deposit account balances relative to outstanding commercial loan balances.  Our self-funded ratio has increased to 14.5% at March 31, 2010 from 9.3% at December 31, 2008.  Our net interest margin has increased 56 basis points to 3.90% for the first quarter of 2010 from 3.34% for the fourth quarter of 2008.  As discussed in further detail below, our focus on controlling discretionary expenses has limited the impact of nondiscretionary costs increases on our reported earnings for the first quarter of 2010.

Our progress in achieving other plan objectives has been hampered by economic conditions.  Our core market area has not yet recovered sufficiently from an economic perspective to permit asset growth, and our focus on decreasing non-performing loans has been similarly impacted by the economy’s impact on our clients’ capacity to pay which has resulted in higher loan loss provisions and credit related costs.

To mitigate the impacts of these higher credit related costs and other nondiscretionary costs, we continue to identify areas to reduce overhead costs as appropriate.  Since the fourth quarter of 2008, we have implemented or are in the process of implementing several specific cost reduction initiatives with estimated annual savings of approximately $1.2 million.  The more significant initiatives include:

•	the elimination or renegotiation of ten operational contracts with an estimated annual savings of $430,000;
•	the implementation of a salary freeze with an estimated annual savings of $300,000;
•	the ongoing conversion of paper statements to electronic statements with an estimated annual savings of $157,000 to date;
•	relocation of our operations center from a leased facility to existing facilities with an estimated annual savings of $100,000;
•	the implementation of remote deposit recapture at our branch offices with an estimated annual savings of $72,000; and
•	the elimination of deposit functionality at eleven low volume ATMs with an estimated annual savings of $68,000.

Critical Accounting Policies

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require us to establish various accounting policies.  Certain of these accounting policies require us to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  The estimates, judgments, and assumptions we use are based on historical experience, projected results, internal cash flow modeling techniques, and other factors which we believe are reasonable under the circumstances.

Significant accounting policies are presented in “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of the Annual Report on Form 10-K.  These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in our financial statements.  We view critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.  We currently view the determination of the allowance for losses on loans, valuations and impairments of securities, and the accounting for income taxes to be critical accounting policies.

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

If foreclosure is probable, we are required to measure the impairment based on the fair value of the collateral.  The fair value of the collateral is generally obtained from appraisals or estimated using an appraisal-like methodology.  When current appraisals are not available, management estimates the fair value of the collateral giving consideration to several factors including the price at which individual unit(s) could be sold in the current market, the period of time over which the unit(s) could be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and the current market interest rates.  The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

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

Loan losses are charged off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged off are credited to the allowance.  We assess the adequacy of the allowance for losses on loans on a quarterly basis and adjust the allowance for losses on loans by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level we deem appropriate.  Our evaluation of the adequacy of the allowance for losses on loans is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from our estimates, an additional provision for losses on loans could be required which could adversely affect earnings or our financial position in future periods.  The Office of Thrift Supervision (OTS) could require us to make additional provisions for losses on loans.

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

We evaluate all securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10, Investments – Debt and Equity Securities.  In evaluating the possible impairment of securities, consideration is given to many factors including the length of time and the extent to which the fair value has been less than cost, whether the market decline was affected by macroeconomic conditions, the financial conditions and near-term prospects of the issuer, and our ability and intent to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, we may consider whether the securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

Under GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At March 31, 2010 and December 31, 2009, we conducted an extensive analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary, largely based on available tax planning strategies and our projections of future taxable income.  Additional positive evidence considered in our analysis was our long-term history of generating taxable income; the industry in which we operate is cyclical in nature, as a result, recent losses are not expected to have a significant long-term impact on our profitability; the fact that recent losses were partly attributable to syndicated/participation lending which we stopped investing in during the first quarter of 2007; our history of fully realizing net operating losses most recently a federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (nineteen years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois).  We concluded that the aforementioned positive evidence outweighs the negative evidence of cumulative losses over the past three years.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at March 31, 2010.

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

	Three Months Ended March 31,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$760,822	$9,678	5.16%	$753,064	$9,945	5.36%
Securities (2)	194,812	2,213	4.54	244,224	3,043	4.98
Other interest-earning assets (3)	26,996	124	1.86	33,492	243	2.94
Total interest-earning assets	982,630	12,015	4.96	1,030,780	13,231	5.21

Non-interest earning assets	100,684			83,727
Total assets	$1,083,314			$1,114,507

Interest-bearing liabilities:
Deposits:
Checking accounts	$134,715	67	0.20	$111,664	92	0.33
Money market accounts	152,912	246	0.65	161,770	332	0.83
Savings accounts	115,497	94	0.33	116,620	102	0.35
Certificates of deposit	368,106	1,646	1.81	369,580	2,570	2.82
Total deposits	771,230	2,053	1.08	759,634	3,096	1.65

Borrowed money:
Other short-term borrowed money (4)	16,711	21	0.51	17,458	33	0.77
FHLB borrowed money (5)	80,147	498	2.49	147,231	927	2.52
Total borrowed money	96,858	519	2.14	164,689	960	2.33
Total interest-bearing liabilities	868,088	2,572	1.20	924,323	4,056	1.78
Non-interest bearing deposits	93,620			63,849
Non-interest bearing liabilities	10,425			13,888
Total liabilities	972,133			1,002,060
Shareholders’ equity	111,181			112,447
Total liabilities and shareholders’ equity	$1,083,314			$1,114,507
Net interest-earning assets	$114,542			$106,457
Net interest income / interest rate spread		$9,443	3.76%		$9,175	3.43%
Net interest margin			3.90%			3.61%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.19%			111.39%

(1)	The average balance of loans receivable includes non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of securities are based on amortized cost.
(3)	Includes Federal Home Loan Bank (FHLB) stock, money market accounts, federal funds sold, and interest-earning bank deposits.
(4)	Includes federal funds purchased, overnight borrowings from the Federal Reserve Bank discount window, and repurchase agreements (Repo Sweeps).
(5)
The 2009 period includes an average of $147.4 million of contractual FHLB borrowed money reduced by an average of $142,000 of unamortized deferred premium on the early extinguishment of debt.  Interest expense on borrowings includes $72,000 of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium increased the average cost of borrowed money by 18 basis points to 2.33%.

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

	Three Months Ended March 31,
	2010 compared to 2009
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Net Increase / (Decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans receivable	$(365)	$102	$(4)	$(267)
Securities	(268)	(615)	53	(830)
Other interest-earning assets	(89)	(47)	17	(119)
Total net change in income on interest-earning assets	(722)	(560)	66	(1,216)
Interest-bearing liabilities:
Deposits:
Checking accounts	(36)	19	(8)	(25)
Money market accounts	(72)	(18)	4	(86)
Savings accounts	(7)	(1)	―	(8)
Certificates of deposit	(918)	(10)	4	(924)
Total deposits	(1,033)	(10)	―	(1,043)
Borrowed money:
Other short-term borrowed money	(11)	(1)	―	(12)
FHLB borrowed money	(13)	(422)	6	(429)
Total borrowed money	(24)	(423)	6	(441)
Total net change in expense on interest-bearing liabilities	(1,057)	(433)	6	(1,484)
Net change in net interest income	$335	$(127)	$60	$268

Analysis of Statements of Income

Net Interest Margin.  Net interest margin increased 29 basis points to 3.90% for the first quarter of 2010 from 3.61% for the first quarter of 2009.  Net interest income increased to $9.4 million for the first quarter of 2010 from $9.2 million for the first quarter of 2009.  Net interest margin was favorably impacted during the first quarter of 2010 by a 46.6% increase in the average balance of non-interest bearing deposits as a result of significant progress in improving the mix of deposit accounts held combined with the repricing of certificates of deposit at lower interest rates.

      Interest Income.  Interest income decreased 9.2% to $12.0 million for the first quarter of 2010 from $13.2 million for the first quarter of 2009.  The decrease was primarily due to lower average balances of securities and lower interest rates on loans receivable and securities.

Interest Expense.  Interest expense decreased 36.6% to $2.6 million for the first quarter of 2010 from $4.1 million for the first quarter of 2009.  Interest expense was positively affected by continued lower market interest rates during 2010 and decreases in the average balance of borrowed money.

Interest expense on interest-bearing deposits decreased 33.7% to $2.1 million for the first quarter of 2010 from $3.1 million for the comparable 2009 period.  The weighted-average cost of deposits decreased 57 basis points as a result of disciplined pricing on deposits and the repricing of certificates of deposit at lower interest rates which was partially offset by an increase in the average balance of interest-bearing deposits.

Interest expense on borrowed money decreased 45.9% to $519,000 for the first quarter of 2010 from $960,000 for the comparable 2009 period primarily due to a 41.2% decrease in the average balance of borrowed money as we continue to strengthen our balance sheet and enhance our liquidity position by replacing this funding source with core deposits.  The weighted-average cost of borrowed money decreased 19 basis points as a result of downward repricing due to lower market interest rates.

Provision for losses on loans.  Provision for losses on loans was $1.7 million for the three months ended March 31, 2010 compared to $624,000 for the 2009 period.  For more information, see “Changes in Financial Condition – Allowance for Losses on Loans” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest income.  The following table identifies the changes in non-interest income for the periods presented:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,220	$1,299	$(79)	(6.1)%
Card-based fees	437	388	49	12.6
Commission income	54	71	(17)	(23.9)
Subtotal fee based revenues	1,711	1,758	(47)	(2.7)
Income from bank-owned life insurance	223	178	45	25.3
Other income	155	295	(140)	(47.5)
Subtotal	2,089	2,231	(142)	(6.4)
Security gains, net	456	720	(264)	(36.7)
Other asset gains, net	1	―	1	NM
Total non-interest income	$2,546	$2,951	$(405)	(13.7)

Service charges and other fees decreased during the 2010 period from the comparable 2009 period from lower volume of non-sufficient funds transactions which is an industry trend that is expected to continue, if not accelerate.  Service charges and other fees also decreased due to lower fee income from letters of credit and credit enhancements as we strategically reduce our exposure to these types of credits.  Other income decreased due to the realization of income related to certain viatical investments during the first quarter of 2009.  For information related to net security gains and losses, see

“Changes in Financial Condition – Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest expense.  Significant progress continues to be made in managing controllable costs, which have been offset by increasing non-controllable costs.  The following table identifies the changes in non-interest expense for the periods presented:

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Controllable expense:
Compensation and mandatory benefits	$4,084	$4,257	$(173)	(4.1)%
Retirement and stock related compensation	194	610	(416)	(68.2)
Medical and life benefits	375	290	85	29.3
Other employee benefits	19	19	―	―
Subtotal compensation and employee benefits	4,672	5,176	(504)	(9.7)
Net occupancy expense	755	897	(142)	(15.8)
Professional fees	466	350	116	33.1
Furniture and equipment expense	533	535	(2)	(0.4)
Data processing	430	419	11	2.6
Marketing	114	198	(84)	(42.4)
Other general and administrative expense	981	1,053	(72)	(6.8)
Subtotal discretionary costs	7,951	8,628	(677)	(7.8)

Non-controllable expense:
Compensation and mandatory benefits	―	(1)	1	100.0
Professional fees	218	―	218	100.0
FDIC insurance premiums	498	304	194	63.8
OREO related expense	636	199	437	219.6
Loan collection expense	169	298	(129)	(43.3)
Subtotal nondiscretionary costs	1,521	800	721	90.1
Total non-interest expense	$9,472	$9,428	$44	0.5%

Compensation and mandatory benefits expense decreased $173,000 during the first quarter of 2010 due to a 4.3% reduction in full time equivalent employees to 310 at March 31, 2010 from 324 at March 31, 2009.

Retirement and stock related compensation decreased $416,000 during the first quarter of 2010 from the absence of $235,000 of expense related to our Employee Stock Ownership Plan (ESOP) expense since the ESOP loan was repaid in full during the 2009 period combined with a $180,000 decrease in pension expense due to updated annual funding requirements.

Net occupancy expense decreased $142,000 during the 2010 period due to the relocation of our operations center from a leased facility to existing facilities coupled with decreases in controllable costs for office and building maintenance and reduced real estate tax expense.

Professional fees increased $116,000 during the three months ended March 31, 2010 from the comparable 2009 period due to the SEC’s new proxy statement disclosures effective in 2010 and the Board of Directors’ review of strategic alternatives.  In addition, non-controllable professional fees for the 2010 period increased $143,000 as a direct result of the costs associated with the current proxy contest.

      Our FDIC insurance premiums increased $194,000 during the 2010 period due to an increase in the average balance of deposits from the 2009 period combined with the adoption of the FDIC’s Restoration Plan during 2009 which resulted in industry-wide rate increases effective in 2009.

Costs related to other real estate owned properties increased $437,000 during the first quarter of 2010 primarily due to increased valuation allowances and required expenses on our properties.  Of this increase, $417,000 was directly related to increases in the valuation reserves of seven non-owner occupied commercial real estate loans.

Loan collection expense decreased $129,000 during the first quarter of 2010.  These expenses will fluctuate depending on the activity and costs related to collecting and protecting our interests in our non-performing loans.

The efficiency ratio was 79.0% and 77.8%, respectively, for the first quarter 2010 and 2009.  The core efficiency ratio was 75.2% and 77.8%, respectively, for the same periods.  The efficiency ratio and core efficiency ratio were negatively affected by increased non-interest expense as discussed above.  The efficiency and core efficiency ratios are presented in the following table for the periods indicated:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Efficiency ratio:
Non-interest expense	$9,472	$9,428
Net interest income plus non-interest income	$11,989	$12,126
Efficiency ratio	79.0%	77.8%

Core efficiency ratio:
Non-interest expense	$9,472	$9,428
OREO related expense	(636)	(199)
Loan collection expense	(169)	(298)
Non-interest expense – as adjusted	8,667	8,931

Net interest income plus non-interest income	$11,989	$12,126
Adjustments:
Security gains, net	(456)	(720)
Other asset gains, net	(1)	―
Amortization of deferred premium on the early extinguishment of debt	―	72
Net interest income plus non-interest income – as adjusted	$11,532	$11,478
Core efficiency ratio	75.2%	77.8%

Management has historically used an efficiency ratio that is a non-GAAP financial measure of operating expense control and operating efficiency.  The efficiency ratio is typically defined as the ratio of non-interest expense to the sum of non-interest income and net interest income.  Many financial institutions, in calculating the efficiency ratio, adjust non-interest income and expense (as calculated under GAAP) to exclude certain component elements, such as gains or losses on sales of securities and assets.  Management follows this practice to calculate its core efficiency ratio and utilizes this non-GAAP measure in its analysis of our performance.  The core efficiency ratio is different from the

GAAP-based efficiency ratio.  The GAAP-based measure is calculated using non-interest expense, net interest income, and non-interest income as presented in the condensed consolidated statements of operations.

The core efficiency ratio is calculated as non-interest expense less expenses for OREO properties and loan collection divided by the sum of net interest income, excluding the Premium Amortization, and non-interest income, adjusted for gains or losses on the sale of securities and other assets.  Management believes that, when presented along with the GAAP efficiency ratio, the core efficiency ratio enhances investors’ understanding of our business and performance.  The measure is also believed to be useful in understanding our performance trends and to facilitate comparisons with the performance of others in the financial services industry.  Management further believes the presentation of the core efficiency ratio provides useful supplemental information, a clearer understanding of our financial performance, and better reflects our core operating activities.

The risks associated with utilizing operating measures (such as the efficiency ratio) are that various persons might disagree as to the appropriateness of items included or excluded in these measures and that other companies might calculate these measures differently.  Management compensates for these limitations by providing detailed reconciliations between GAAP information and our core efficiency ratio as noted above; however, these disclosures should not be considered an alternative to GAAP.

Income Tax Expense.  Income tax expense totaled $109,000 for the first quarter of 2010 compared to $613,000 for the comparable 2009 period.  Our effective income tax rate was 13.5% for the first quarter of 2010 compared to 29.6% for the 2009 period.  The decrease in the effective tax rate was primarily due to an increased percentage of tax credits and permanent differences to income before taxes for the 2010 period compared to the 2009 period resulting primarily from lower income before taxes. Permanent tax differences, primarily related to our investment in bank-owned life insurance and the application of available tax credits continue to have a favorable impact on income tax expense.

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

We adjust the size and composition of our securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity.  The amortized cost of securities available-for-sale and their fair values were as follows at the dates indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At March 31, 2010:
Government sponsored entity (GSE) securities	$41,450	$41,575	$688	$(27)	$42,236
Collateralized mortgage obligations	60,836	59,998	1,651	(671)	60,978
Commercial mortgage-backed securities	59,094	58,843	1,874	(18)	60,699
Pooled trust preferred securities	30,059	26,978	―	(7,077)	19,901
Equity securities	5,837	―	191	―	191
	$197,276	$187,394	$4,404	$(7,793)	$184,005

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At December 31, 2009:
Government sponsored entity (GSE) securities	$40,450	$40,374	$1,083	$	―	$41,457
Mortgage-backed securities	9,527	9,426	409		―	9,835
Collateralized mortgage obligations	67,307	66,413	1,336		(981)	66,768
Commercial mortgage-backed securities	49,722	49,210	1,347		(35)	50,522
Pooled trust preferred securities	30,223	27,093	―		(7,081)	20,012
Equity securities	5,837	―	187		―	187
	$203,066	$192,516	$4,362		$(8,097)	$188,781

Securities available-for-sale totaled $184.0 million at March 31, 2010 compared to $188.8 million at December 31, 2009.    During the first quarter of 2010, the Company took advantage of the anticipated ending of the Federal Reserve Bank’s purchase program and record tight spreads on agency mortgage-backed securities to reposition part of the securities portfolio in an effort to improve interest rate risk.  As such, $9.6 million in agency mortgage-backed securities were sold for a net realized gain of $456,000.  The proceeds of the sales were utilized to purchase commercial mortgage-backed and GSE securities.

At March 31, 2010, the Company’s collateralized mortgage obligation portfolio totaled $60.0 million with 92% of the portfolio comprised of AAA-rated securities mainly backed by conventional residential mortgages with 15-year, fixed-rate, prime loans originated prior to 2005; low historical delinquencies; weighted-average credit scores in excess of 725; and loan-to-values under 50%.  The composition of this portfolio includes $20.4 million backed by either Ginnie Mae, Fannie Mae, or Freddie Mac.  The portfolio of non-agency collateralized mortgage obligations has underlying collateral with a weighted-average 90-day delinquency ratio of 0.6% and a weighted-average loan-to-value of 38.1% when using valuations from the original appraisals.  One $2.3 million bond was downgraded in 2009 and now has two non-investment grade ratings.  This bond was AAA-rated when purchased at a 7.9% discount.  One $71,300 bond was downgraded in 2009 and now has two non-investment grade ratings.  This bond was originally issued in 1998, was AAA-rated when purchased, and is currently insured by MBIA.

The Company’s commercial mortgage-backed securities portfolio consists mainly of short-term, senior tranches of seasoned issues with extensive subordination and limited balloon risk.  All bonds are AAA-rated and none are on watch for downgrade.  Management stress tests all bonds in this sector on a monthly basis.  Of this portfolio, 92.0% of the bonds can withstand a minimum annual default rate of 50% with recoveries of 50 cents on the dollar and not experience any losses.

The Company’s investments in pooled trust preferred securities are all “Super Senior” and backed by senior securities issued mainly by bank and thrift holding companies.  All of the Company’s holdings were AAA-rated when they were purchased at discounts in excess of 10%.  In 2009, the market for pooled trust preferred securities was severely impacted by the credit crisis leading to increased deferral and defaults.  Ratings were negatively affected in 2009 and $20.5 million of these securities in the Company’s portfolio have at least one rating below investment grade.  One tranche totaling $7.8 million holds a rating of both AA and BB.  We utilize extensive external and internal analysis on the pooled trust preferred holdings.  Stress tests are performed on all underlying issuers in the pools to project probabilities of deferral or default.  Both external and internal analysis suggests default levels must increase by 275% to 500% immediately before any par value of principal is at risk.  Management’s internal stress testing utilizes immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring is defaulted immediately.  Internal stress testing also assumes no recoveries on defaulted collateral.  All external and internal stress testing currently projects no loss of principal or interest on any of the Company’s holdings.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the Super Senior tranches.  Past defaults on underlying collateral ensure cash flows will continue to be diverted to the Company’s Super Senior tranches to pay down principal for several years.

Loans.    Loans receivable, net of unearned fees, remained stable at $763.8 million at March 31, 2010 compared to $762.4 million at December 31, 2009.  The following table provides the balance and the percentage of loans by category at the dates indicated.

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$75,713	9.9%	$78,600	10.3%	(3.7)%
Commercial real estate – owner occupied	100,083	13.1	99,559	13.1	0.5
Commercial real estate – non-owner occupied	217,491	28.5	218,329	28.6	(0.4)
Commercial real estate – multifamily	70,767	9.3	63,008	8.3	12.3
Commercial construction and land development	53,081	6.9	55,733	7.3	(4.8)
Total commercial loans	517,135	67.7	515,229	67.6	0.4

Retail loans:
One-to-four family residential	185,253	24.3	185,293	24.3	―
Home equity lines of credit	56,029	7.3	56,911	7.5	(1.5)
Retail construction and land development	4,034	0.5	3,401	0.4	18.6
Other	1,316	0.2	1,552	0.2	(15.2)
Total retail loans	246,632	32.3	247,157	32.4	(0.2)

Total loans receivable, net of unearned fees	$763,767	100.0%	$762,386	100.0%	0.2%

At March 31, 2010, the net loan portfolio included $166.2 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and another $248.6 million of variable-rate loans tied to other indices.

Historically we have invested, on a participating basis, in loans originated by other lenders and loan syndications to supplement the direct origination of our commercial and construction loan portfolio.  We stopped investing in these types of credits in the second quarter of 2007 due to marginal pricing, increased credit risk, and decreasing collateral values in this segment.  We continue to reduce our exposure on these types of loans.  Participations and syndication loans outstanding at March 31, 2010 totaled $24.3 million in construction and land development loans, $27.5 million in loans secured by commercial real estate, and $260,000 in commercial and industrial loans.  Total participations and syndications by state are presented in the table below for the dates indicated.

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$21,880	42.0%	$21,964	41.9%	(0.4)%
Indiana	13,229	25.4	13,149	25.1	0.6
Ohio	9,166	17.6	9,284	17.7	(1.3)
Florida	3,303	6.3	3,303	6.4	0.0
Colorado	2,429	4.7	2,514	4.8	(3.4)
Texas	1,641	3.2	1,660	3.2	(1.1)
New York	432	0.8	491	0.9	(12.0)
Total participations and syndications	$52,080	100.0%	$52,365	100.0%	(0.5)%

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

Loan losses are charged off against the allowance for losses on loans when we believe that the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value.  Recoveries of amounts previously charged off are credited to the allowance.  We assess the adequacy of the allowance on a quarterly basis with adjustments made by recording a provision for losses on loans in an amount sufficient to maintain the allowance at a level we deem appropriate.  While we believe the allowance was adequate at March 31, 2010, it is possible that further deterioration in the economy, devaluations of collateral held, or requirements from regulatory agencies may require us to make future provisions to the allowance.  See further analysis in the “Critical Accounting Policies” previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following is a summary of changes in allowance for losses on loans for the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$19,461	$15,558
Loan charge-offs	(881)	(723)
Recoveries of loans previously charged-off	112	13
Net loan charge-offs	(769)	(710)
Provision for losses on loans	1,710	624
Balance at end of period	$20,402	$15,472

	March 31, 2010	December 31, 2009	March 31, 2009
	(Dollars in thousands)
Allowance for losses on loans	$20,402	$19,461	$15,472
Total loans receivable, net of unearned fees	763,767	762,386	756,134
Allowance for losses on loans to total loans	2.67%	2.55%	2.05%
Allowance for losses on loans to non-performing loans	35.29	32.98	27.96

Net charge-offs during the first quarter of 2010 included charge-offs totaling $475,000 of commercial and industrial loans secured by business assets, $209,000 of one-to-four family residential loans, and $137,000 of home equity lines of credit.

When we evaluate a non-performing collateral dependent loan and identify a collateral shortfall, we will charge-off the collateral shortfall.  As a result, we are not required to maintain an allowance for losses on loans on these loans since the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for losses on loans to total loans, the reserve ratio, and the ratio of the allowance for losses on loans to non-performing loans (the coverage ratio) have been affected by partial charge-offs of $9.4 million on $22.0 million of collateral dependent non-performing loans through March 31, 2010 and impairment reserves totaling $9.8 million on other non-performing loans at March 31, 2010.

The following table identifies impaired loans as of the dates presented.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$17,200	$17,200
With no valuation reserve required*	41,906	42,021
Total impaired loans	$59,106	$59,221
Valuation reserve relating to impaired loans	$9,797	$9,181
Average outstanding impaired loans	59,182	48,547

*Net of partial charge-offs on impaired loans with no valuation reserve	$9,429	$9,412

      At March 31, 2010, we had $10.5 million of loan modifications meeting the definition of a troubled debt restructuring (TDR) that were performing in accordance with their agreements and accruing interest that are included above in our impaired loans with no valuation reserve required.  The modified loans include one commercial and industrial relationship totaling $5.6 million, one non-owner occupied commercial real estate relationship totaling $2.9 million, and 13 one-to-four family residential loans totaling $1.9 million.  The loan modifications included short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.

Non-performing Assets.  The following table provides information relating to non-performing assets at the dates presented.  Loans are placed on non-accrual status when, in management’s judgment, the probability of collection of interest is deemed to be insufficient to warrant further accrual.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial and industrial	$946	$1,399
Commercial real estate – owner occupied	3,562	3,627
Commercial real estate – non-owner occupied	22,103	22,103
Commercial real estate – multifamily	1,300	623
Commercial construction and land development	25,259	26,059
Total commercial loans	53,170	53,811

Retail loans:
One-to-four family residential	3,908	4,519
Home equity lines of credit	433	393
Retail construction and land development	298	279
Other	7	7
Total retail loans	4,646	5,198
Total non-accrual loans	57,816	59,009
Other real estate owned, net	10,616	9,242
Total non-performing assets	68,432	68,251
90 days past due and still accruing interest	1,334	640
Total non-performing assets plus 90 days past due loans still accruing interest	$69,766	$68,891
Non-performing assets to total assets	6.27%	6.31%
Non-performing loans to total loans	7.57%	7.74%

Non-performing assets were relatively stable at $68.4 million at March 31, 2010 compared to $68.3 million at December 31, 2009.  During 2010, we transferred two commercial construction and land development loans totaling $1.3 million to other real estate owned at their net realizable value.  During 2010, we also recorded valuation allowances totaling $417,000 which were directly related to the increase in the valuation reserves on certain of our other real estate owned properties.  The valuation reserves were caused by the declines in the properties’ net realizable values.

Included in the above non-performing loan totals are non-performing syndications and purchased participations as identified by loan category in the following table.

	March 31, 2010	December 31, 2009	% change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$10,158	$10,158	―	%
Commercial construction and land development	16,571	16,571	―
Total non-performing syndications and purchased participations	$26,729	$26,729	―
Percentage of total non-performing loans	46.2%	45.3%
Percentage of total syndications and purchased participations	51.3	51.0

The following table provides the detail for non-accrual syndications and purchased participations by state as of the dates indicated.

	March 31, 2010	December 31, 2009	% Change
	(Dollars in thousands)
Illinois	$10,659	$10,659	―	%
Indiana	12,767	12,767	―
Florida	3,303	3,303	―
Total non-performing syndications and purchased participations	$26,729	$26,729	―

The following table identifies our other real estate owned properties based on the loan portfolio they relate to:

	March 31, 2010	December 31, 2009	% Change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$2,403	$2,819	(14.8)%
Commercial construction and land development	7,659	5,940	28.9
One-to-four family residential	554	483	14.7
Total other real estate owned	$10,616	$9,242	14.9%

Potential Problem Assets.  Potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, totaled $5.3 million at March 31, 2010 and $5.6 million at December 31, 2009.  The decrease from December 31, 2009 was a result of six one-to-four family loans totaling $722,000 which were brought current during the first quarter of 2010.  Partially offsetting this decrease was the classification of four different one-to-four family loans totaling $249,000 and one commercial and industrial loan totaling $247,000.

Deposits and Borrowed Money.  The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Core deposits:
Non-interest bearing checking accounts	$97,735	11.0%	$89,261	10.5%	9.5%
Interest bearing checking accounts	104,856	11.8	106,013	12.5	(1.1)
Money market accounts	144,216	16.3	136,411	16.0	5.7
Savings accounts	118,121	13.3	113,865	13.4	3.7
Subtotal core deposits	464,928	52.4	445,550	52.4	4.3
Certificates of deposit	370,454	41.8	354,401	41.7	4.5
Non-municipal deposits	835,382	94.2	799,951	94.1	4.4
Municipal core deposits	40,758	4.6	38,993	4.6	4.5
Municipal certificates of deposit	10,997	1.2	10,814	1.3	1.7
Municipal deposits	51,755	5.8	49,807	5.9	3.9
Total deposits	$887,137	100.0%	$849,758	100.0%	4.4

Our ongoing implementation of high performance sales training; increased community involvement; increased partner calling between our business, cash management, and retail teams; and enhanced brand recognition continues to produce favorable results.  Deposits increased $37.4 million to $887.1 million at March 31, 2010 from $849.8 million at December 31, 2009 resulting from increases of $8.7 million in core non-interest bearing checking accounts, $6.8 million in money market accounts, $4.3 million in savings accounts, and $1.5 million in interest-bearing checking accounts.  We also increased our certificates of deposit accounts by $16.2 million.  The increase in our core deposits strengthened our balance sheet and enhanced our liquidity by replacing FHLB borrowings.  As previously mentioned, increased core deposits are reflective of our success in deepening our client relationships, one of our core Strategic Plan objectives.

While we maintain strong relationships with our municipal clients, and municipal deposits continue to comprise an important funding source, we are lowering our reliance on such funds in anticipation that the recession’s impact on municipalities and other government-related entities will result in lower municipal deposit levels.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed money which generally provides a lower-cost funding alternative as compared to FHLB advances.  At March 31, 2010, we had $15.0 million in Repo Sweeps.  The Repo Sweeps are included in the following table and are treated as financings, and the obligations to repurchase securities sold are reflected as short-term borrowings.  The securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed money consisted of the following at the dates indicated:

	March 31, 2010		December 31, 2009
	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowings:
Repo Sweep accounts	0.50%	$14,978	0.50%	$15,659
Federal Reserve Bank discount window	―	―	0.50	8,640
Secured borrowings from FHLB – Indianapolis:
Maturing in 2010 – variable-rate	0.49	9,000	0.47	6,000
Maturing in 2010 – fixed-rate	0.63	19,000	1.56	41,000
Maturing in 2011 – fixed-rate	3.75	15,000	3.75	15,000
Maturing in 2013 – fixed-rate	2.22	15,000	2.22	15,000
Maturing in 2014 – fixed-rate (1)	6.71	1,122	6.71	1,122
Maturing in 2018 – fixed-rate (1)	5.54	2,582	5.54	2,582
Maturing in 2019 – fixed-rate (1)	6.30	6,758	6.30	6,805
Subtotal FHLB – Indianapolis borrowings		68,462		87,509
Total borrowed money		$83,440		$111,808
Weighted-average contractual interest rate	2.13%		2.09%

(1)	These advances are amortizing and are listed by their contractual maturity.

During the first quarter of 2010, the maximum amount borrowed from the Federal Reserve Bank discount window was $5.9 million and the weighted-average rate paid during the quarter was 0.50%.

At March 31, 2010, we also had a $15.0 million secured federal funds line of credit.  We did not utilize this line of credit during the three months ended March 31, 2010.

Capital Resources.  Shareholders’ equity at March 31, 2010 was $111.2 million compared to $110.4 million at December 31, 2009.  The increase was primarily due to our net income for the year to date period combined with decreases in treasury stock and accumulated other comprehensive losses.

Pursuant to our informal regulatory agreement with the OTS, we are prohibited from repurchasing shares without prior approval from the OTS.  We did not repurchase any common stock during the first quarter of 2010.  In March of 2008, we announced a new share repurchase plan for an additional 530,000 shares.  At March 31, 2010, we had 448,612 shares remaining to be repurchased under this plan.  Since our initial public offering, we have repurchased an aggregate of 14,054,160 shares of common stock at an average price of $12.23 per share.  For additional information, see “Part II. Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.”

At March 31, 2010, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the OTS.  The increase in the Bank’s capital ratios from December 31, 2009 is primarily a result of the Bank’s net income for the year to date period.  The total amount of disallowed deferred tax assets for regulatory capital purposes was $13.2 million and $13.8 million, respectively, at March 31, 2010 and December 31, 2009.  Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors.  In assessing the amount of the disallowed deferred tax asset, we consider a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, tax planning strategies, and OTS limitations.  Using all information available to us at each statement of condition date, these factors are reviewed and vary from period to period.  The current regulatory capital requirements and the actual capital levels of the Bank at March 31, 2010 and December 31, 2009 are provided below:

	Actual		To Be Adequately Capitalized		To Be Well-Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2010:
Total capital to risk-weighted assets	$107,065	12.63%	$67,836	>8.00%	$84,795	>10.00%
Tier 1 (core) capital to risk-weighted assets	96,484	11.38	33,918	>4.00	50,877	>6.00
Tier 1 (core) capital to adjusted total assets	96,484	8.92	43,270	>4.00	54,088	>5.00
Tangible capital to adjusted total assets	96,484	8.92	16,226	>1.50	21,635	>2.00

As of December 31, 2009:
Total capital to risk-weighted assets	$105,323	12.35%	$68,200	>8.00%	$85,250	>10.00%
Tier 1 (core) capital to risk-weighted assets	95,078	11.15	34,100	>4.00	51,150	>6.00
Tier 1 (core) capital to adjusted total assets	95,078	8.88	42,838	>4.00	53,548	>5.00
Tangible capital to adjusted total assets	95,078	8.88	16,064	>1.50	21,419	>2.00

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

The Asset Liability Committee is responsible for measuring and monitoring our liquidity profile.  We manage our liquidity to ensure stable, reliable, and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals, and investment opportunities.  Our general approach to managing liquidity involves preparing a monthly “funding gap” report which forecasts cash inflows and cash outflows over various time horizons and rate scenarios to identify potential cash imbalances.  We supplement our funding gap report with the monitoring of several liquidity ratios to assist in identifying any trends that may have an effect on available liquidity in future periods.

We maintain a liquidity contingency plan that outlines the process for addressing a liquidity crisis.  The plan assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

Scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competitive rate offerings.

      At March 31, 2010, we had cash and cash equivalents of $39.0 million, an increase from $24.4 million at December 31, 2009.  The increase was mainly the result of:

•	increases in deposit accounts totaling $37.4 million;
•	proceeds from sales, maturities, and paydowns of securities aggregating $28.6 million; and
•	proceeds from FHLB advances totaling $18.0 million.

The above cash inflows were partially offset by:

•	purchases of available-for-sale securities totaling $22.9 million;
•	repayment of short-term borrowings totaling $9.3 million; and
•	repayment of FHLB advances totaling $37.0 million.

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

We are currently prohibited from paying dividends without the prior approval of the OTS pursuant to our informal regulatory agreement with them.  Absent such restriction, under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  During the first quarter of 2010, the Bank did not pay dividends to the parent company.  At March 31, 2010, the parent company had $3.4 million in cash and cash equivalents.  The parent company had $7,000 of securities available-for-sale at March 31, 2010.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations. The following table presents significant fixed and determinable contractual obligations to third parties by payment date as of March 31, 2010:

	Payments Due By Period
	One Year Or Less	Over One Through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
FHLB borrowed money (1)	$43,314	$696	$16,770	$7,682	$68,462
Short-term borrowed money (2)	14,978	―	―	―	14,978
Service bureau contract	1,548	3,096	3,096	―	7,740
Operating leases	406	472	283	2,096	3,257
Dividends payable on common stock	109	―	―	―	109
	$60,355	$4,264	$20,149	$9,778	$94,546

(1)	Does not include interest expense at the weighted-average contractual rate of 2.49% for the periods presented.
(2)	Does not include interest expense at the weighted-average contractual rate of 0.50% for the periods presented.

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

We also have commitments to fund certificates of deposit which are scheduled to mature within one year or less.  These deposits total $297.8 million at March 31, 2010.  Based on historical experience and the fact that these deposits are at current market rates, management believes that a significant portion of the maturing deposits will be retained at maturity.

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

The following table details the amounts and expected maturities of significant commitments at March 31, 2010:

		Over One	Over Three	Over
	One Year	Through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$4,207	$48	$ ―	$ ―	$4,255
Commercial real estate – owner occupied	2,775	―	135	50	2,960
Commercial real estate – non-owner occupied	3,451	―	―	―	3,451
Commercial real estate – multifamily	10,813	―	―	―	10,813
Commercial construction and land development	2,333	167	―	―	2,500
Retail	2,859	―	―	―	2,859
Commitments to fund unused construction loans	5,443	―	―	704	6,147
Commitments to fund unused lines of credit	40,847	5,334	171	43,573	89,925
Letters of credit	8,426	119	―	―	8,545
Credit enhancements	14,704	―	―	14,637	29,341
	$95,858	$5,668	$306	$58,964	$160,796

The commitments listed above do not necessarily represent future cash requirements, in that many of these commitments often expire without being drawn upon.  Letters of credit expire at various times through 2012.  Credit enhancements expire at various times through 2018.

We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act.  These commitments include $625,000 to be funded over four years.  The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.  These commitments are not included in the commitment table above.

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

The following table presents, as of March 31, 2010 and December 31, 2009, an analysis of IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.

	Net Portfolio Value
	At March 31, 2010			At December 31, 2009
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$137,281	$4,175	3.1%	$130,797	$2,065	1.6%
+200	137,197	4,092	3.1	131,109	2,377	1.8
+100	136,184	3,078	2.3	130,917	2,185	1.7
0	133,106	―	―	128,732	―	―
-100	120,377	(12,729)	(9.6)	117,387	(11,345)	(8.8)
-200	107,250	(25,855)	(19.4)	105,417	(23,315)	(18.1)

As illustrated in the table, NPV in the base case (zero basis point change) increased $4.4 million from $128.7 million at December 31, 2009 to $133.1 million at March 31, 2010.  The primary causes for this increase were changes in the composition of our assets and liabilities and changes in interest rates.

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

	Percentage of Deposits Maturing In First Year
	March 31, 2010	December 31, 2009
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at March 31, 2010 and December 31, 2009, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	March 31, 2010	December 31, 2009
Assumed Change in Interest Rates (Basis Points):
+300	2.1%	0.1%
+200	1.8	0.2
+100	0.8	0.0
-100	2.7	3.3
-200	1.2	1.5

The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to rise 2.1% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase 2.7% in year one.  Interest income projections for rates falling 100 basis points are greater than for rates falling 200 basis points as rates on short-term liabilities have limited room to reprice lower while rates on certain assets are at contractual or absolute floors.  Interest income projections for rates rising 200 basis points are greater than for rates rising 100 basis points as short-term liabilities may reprice higher while certain assets have interest rate floors that are currently well below their spreads to their respective indexes.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of assets and liabilities along with changes in interest rates.

We manage our IRR position by holding assets on the statement of condition with desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At March 31, 2010, we were in compliance with all of our tolerance limits with the exception of the NPV tolerance limit for a movement in rates down 200 basis points.  Given the current low level of interest rates, we do not believe this exception is material.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.       Controls and Procedures

No change in internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect, internal control over financial reporting.

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

Item 1A.    Risk Factors

Information regarding risk factors appears in “Item 1A.  Risk Factors” contained in the Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
We did not repurchase any shares of our common stock during the quarter ended March 31, 2010 or through April 27, 2010.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior approval pursuant to an informal regulatory agreement with the OTS.

Item 3.       Defaults Upon Senior Securities

(a)	None.

(b)	Not applicable.

Item 4.       Reserved

Item 5.       Other Information

Omnibus Equity Incentive Plan

On February 11, 2010, the Board of Directors, upon the review and recommendation by the Compensation Committee, approved the grant of restricted stock awards under the Company’s 2008 Omnibus Equity Incentive Plan to the following named executive officers (NEOs) who are currently employed by the Company as set forth in the following table.  The performance-based awards are subject to the achievement of diluted earnings per share targets of the Company for the fiscal year ending December 31, 2010.  If earned, performance-based awards are then subject to incremental vesting based on continued employment of the NEO.  The awards are subject to the Company’s clawback policy.

Name	Number of Performance- based Shares	Number of Service-based Shares
Daryl D. Pomranke	9,145	5,053
Charles V. Cole	4,379	3,236
Dale S. Clapp	4,145	2,954
Daniel J. Zimmer	3,223	2,255

2010 Performance-based Cash Incentive Plan

On February 11, 2010, the Board of Directors, upon the review and recommendation by the Compensation Committee, approved the 2010 Performance-based Cash Incentive Plan (Cash Incentive Plan) for key employees including the Company’s NEOs.  The Cash Incentive Plan provides an opportunity for key employees to earn a cash bonus for 2010 based on the achievement of corporate, business unit, and/or individual performance objectives at threshold, target or maximum levels, as established by the Compensation Committee.  The performance objectives for the NEOs are identified in the table below:

Name	Targeted Incentive as a Percentage of Base Salary	Performance Objective	Weighted Percentage
Thomas F. Prisby	45.0%	Diluted earnings per share Reduction in non-performing assets Deposit growth	60.0% 20.0 20.0
Daryl D. Pomranke	28.0	Diluted earnings per share Reduction in non-performing assets Deposit growth	60.0 20.0 20.0
Charles V. Cole	24.0	Diluted earnings per share Individual performance objectives	60.0 40.0
Dale S. Clapp	24.0	Diluted earnings per share Deposit growth Loan originations Cash management unit sales	60.0 20.0 10.0 10.0
Daniel J. Zimmer	21.0	Diluted earnings per share Reduction in non-performing assets Individual performance objectives	60.0 30.0 10.0

The potential future payouts to the Company’s NEOs under the Cash Incentive Plan assuming the above performance objectives are achieved with the maximum payout for diluted earnings per share being 150% of target and the maximum for all other goals being 100% of target are as follows:

Name	Threshold	Target	Maximum
Thomas F. Prisby	$35,190	$175,950	$228,735
Daryl D. Pomranke	13,888	69,440	90,272
Charles V. Cole	9,240	46,200	60,060
Dale S. Clapp	8,400	42,000	54,600
Daniel J. Zimmer	6,090	30,450	39,585

      If the employee achieves the applicable performance objectives, the cash bonus earned is expected to be paid in February 2011 so long as the Company is profitable for the year ending December 31, 2010.  In addition, to receive a bonus, the employee must be employed by the Company or the Bank, or a successor or assign, on the date the cash bonus is paid.  The cash bonuses that may be earned are subject to the Company’s clawback policy.

Long-Term Cash Award

On February 11, 2010, the Board of Directors, upon the review and recommendation by the Compensation Committee, approved a long-term time vested cash award for Thomas F. Prisby, Chief Executive Officer.  The award totaled $43,485 and will vest and be paid 33%, 33%, and 34%, respectively, on May 1, 2012, 2013, and 2014.  In the event the employee's employment is terminated for any reason other than Death, Disability, or Retirement prior to vesting, the bonus will be forfeited.  In the event of a termination due to Death, Disability, or Retirement, the non-vested portion of the bonus will become vested as of the date of termination.  In the event of a Change in Control, the non-vested portion of the bonus will become vested and be paid on the date the Change in Control occurs.  The terms "Disability," "Retirement," and "Change in Control" will have the same definition used in the CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan.

Item 6.       Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank, and Charles V. Cole (7)
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (8)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (8)
10.10*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (9)
10.11*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank, and Daryl D. Pomranke (7)
10.12*	CFS Bancorp, Inc. 2010 Cash Incentive Compensation Program
10.13*	CFS Bancorp, Inc. 2009 Service Retention Program Agreement (10)
10.14	Form of Indemnification Agreement, dated June 15, 2009, by and between the Company and each of Gene Diamond and Frank D. Lester (11)
10.15	Indemnification Agreement, dated June 15, 2009, by and between the Company and Lawrence T. Toombs (11)
10.16*	Amendment to the Employment Agreement between Citizens Financial Bank and Thomas F. Prisby (7)

10.17*	Amendment to the Employment Agreement between CFS Bancorp, Inc. and Thomas F. Prisby (7)
10.18*	Change in Control Agreement between Citizens Financial Bank and Dale S. Clapp (7)
10.19*	Change in Control Agreement between Citizens Financial Bank and Daniel J. Zimmer (7)
10.20*	CFS Bancorp, Inc. and Citizens Financial Bank Compensation Clawback Policy (12)
10.21*	2010 Long-Term Cash Award Agreement between CFS Bancorp, Inc. and Thomas F. Prisby
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
____________
(1)	Incorporated herein by Reference to the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 25, 2005 (File No. 000-24611).
(2)	Incorporated herein by Reference to the Company’s Form 8-K filed with the SEC on July 31, 2009.
(3)	Incorporated herein by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.
(4)	Incorporated herein by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 5, 2008.
(5)	Incorporated herein by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 23, 2001 (File No. 000-24611).
(6)	Incorporated herein by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003 (File No. 000-24611).
(7)	Incorporated herein by Reference to the Company’s Form 8-K filed with the SEC on December 23, 2009.
(8)	Incorporated herein by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-24611).
(9)	Incorporated herein by Reference to the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 17, 2008.
(10)	Incorporated herein by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 4, 2009.
(11)	Incorporated herein by Reference to the Company’s Form 8-K filed with the SEC on June 19, 2009.
(12)	Incorporated herein by Reference to the Company’s Form 8-K filed with the SEC on January 29, 2010.
*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFS BANCORP, INC.

Date: April 28, 2010	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: April 28, 2010	By:	/s/ Charles V. Cole
Charles V. Cole, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

10.12	CFS Bancorp, Inc. 2010 Performance-based Cash Incentive Plan
10.21	Long-Term Cash Award Agreement 2010
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certification