Form 10-Q
period 2010-07-27
CFS BANCORP INC
filed 2010-07-28
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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
YES ☐                      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☑

The Registrant had 10,846,650 shares of Common Stock outstanding as of July 27, 2010.

CFS BANCORP, INC.

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition
 (Dollars in thousands)

	June 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Cash and amounts due from depository institutions	$22,232	$24,041
Interest-bearing deposits	9,411	387
Cash and cash equivalents	31,643	24,428
Investment securities available-for-sale, at fair value	190,893	188,781
Investment securities held-to-maturity, at cost	12,206	5,000
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable, net of unearned fees	756,052	762,386
Allowance for loan losses	(17,608)	(19,461)
Net loans	738,444	742,925
Accrued interest receivable	3,486	3,469
Other real estate owned	11,825	9,242
Office properties and equipment	20,383	20,382
Investment in bank-owned life insurance	35,060	34,575
Net deferred tax assets	17,568	18,036
Other assets	9,828	10,733
Total assets	$1,095,280	$1,081,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$899,482	$849,758
Borrowed funds	73,106	111,808
Advance payments by borrowers for taxes and insurance	4,186	4,322
Other liabilities	5,733	5,254
Total liabilities	982,507	971,142
Commitments and contingencies	―	―
Shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	―	―
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,846,650 and 10,771,061 shares outstanding	234	234
Additional paid-in capital	187,221	188,930
Retained earnings	82,028	80,564
Treasury stock, at cost; 12,576,656 and 12,652,245 shares	(155,168)	(157,041)
Accumulated other comprehensive loss, net of tax	(1,542)	(2,314)
Total shareholders’ equity	112,773	110,373
Total liabilities and shareholders’ equity	$1,095,280	$1,081,515

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans	$9,626	$9,807	$19,304	$19,752
Investment securities	2,163	3,020	4,376	6,063
Other	123	137	247	380
Total interest income	11,912	12,964	23,927	26,195
Interest expense:
Deposits	2,146	2,749	4,199	5,845
Borrowed funds	437	880	956	1,840
Total interest expense	2,583	3,629	5,155	7,685
Net interest income	9,329	9,335	18,772	18,510
Provision for loan losses	817	713	2,527	1,337
Net interest income after provision for loan losses	8,512	8,622	16,245	17,173
Non-interest income:
Service charges and other fees	1,320	1,376	2,540	2,675
Card-based fees	486	432	923	820
Commission income	46	70	100	141
Net gain on sale of investment securities	―	―	456	720
Net gain (loss) on sale of other assets	11	(6)	12	(6)
Income from bank-owned life insurance	262	156	485	334
Other income	125	97	280	392
Total non-interest income	2,250	2,125	4,796	5,076
Non-interest expense:
Compensation and employee benefits	4,550	5,078	9,219	10,253
Professional fees	835	604	1,519	954
Net occupancy expense	651	750	1,406	1,647
FDIC insurance premiums	567	468	1,065	772
Furniture and equipment expense	526	520	1,059	1,055
Data processing	443	420	873	839
Marketing	216	218	330	416
OREO related expense	262	212	898	411
Loan collection expense	153	230	322	528
Severance and early retirement expense	437	—	440	—
FDIC special assessment	—	495	—	495
Other general and administrative expenses	963	948	1,944	2,001
Total non-interest expense	9,603	9,943	19,075	19,371
Income before income taxes	1,159	804	1,966	2,878
Income tax expense	178	134	287	747
Net income	$981	$670	$1,679	$2,131

Per share data:
Basic earnings per share	$0.09	$0.06	$0.16	$0.20
Diluted earnings per share	0.09	0.06	0.16	0.20
Cash dividends declared per share	0.01	0.01	0.02	0.02
Weighted-average common and common share
equivalents outstanding:
Basic	10,640,347	10,590,591	10,611,220	10,543,475
Diluted	10,721,909	10,697,387	10,697,976	10,663,333

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP		Accum- ulated Other Compre- hensive Income (Loss)	Total
Balance at January 1, 2009	$234	$189,211	$81,525	$(157,466)		$(832)	$(863)	$111,809
Net income	―	―	2,131	―		―	―	2,131
Other comprehensive income: Change in unrealized depreciation on investment securities available-for-sale, net of reclassification and tax	―	―	―	―		―	1,128	1,128
Total comprehensive income	―	―	―	―		―	―	3,259
Net purchases of Rabbi Trust shares	―	(364)	―	515		―	―	151
Shares earned under ESOP	―	(401)	―	―		832	―	431
Amortization of award under RRP	―	1	―	―		―	―	1
Forfeiture of RRP award	―	906	18	(906)		―	―	18
Unearned compensation restricted stock awards	―	(349)	―	349		―	―	―
Dividends declared on common stock ($0.02 per share)	―	―	(219)	―		―	―	(219)
Balance at June 30, 2009	$234	$189,004	$83,455	$(157,508)	$	―	$265	$115,450

Balance at January 1, 2010	$234	$188,930	$80,564	$(157,041)	$	―	$(2,314)	$110,373
Net income	―	―	1,679	―		―	―	1,679
Other comprehensive income: Change in unrealized depreciation on investment securities available-for-sale, net of reclassification and tax	―	―	―	―		―	772	772
Total comprehensive income	―	―	―	―		―	―	2,451
Net distribution of Rabbi Trust shares	―	(320)	―	320		―	―	―
Forfeiture of restricted stock awards	―	273	3	(273)		―	―	3
Vesting of restricted stock awards	―	164	―	―		―	―	164
Unearned compensation restricted stock awards	―	(395)	―	395		―	―	―
Reclassification of treasury stock issuances of restricted stock at average cost	―	(1,431)	―	1,431		―	―	―
Dividends declared on common stock ($0.02 per share)	―	―	(218)	―		―	―	(218)
Balance at June 30, 2010	$234	$187,221	$82,028	$(155,168)	$	―	$(1,542)	$112,773

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$1,679	$2,131
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,527	1,337
Depreciation and amortization	806	781
Premium amortization on the early extinguishment of debt	―	133
Net discount accretion on investment securities available-for-sale	(307)	(786)
Net premium amortization on investment securities held-to-maturity	51	―
Deferred income tax expense	55	149
Share-based compensation	―	432
Net gain on sale of investment securities	(456)	(720)
Net (gain) loss on sale of other assets	(12)	6
Increase in cash surrender value of bank-owned life insurance	(485)	(334)
Decrease in other assets	1,333	1,732
Increase in other liabilities	649	1,431
Net cash provided by operating activities	5,840	6,292
INVESTING ACTIVITIES:
Investment securities, available-for-sale:
Proceeds from sales	9,603	9,914
Proceeds from maturities and paydowns	44,843	45,573
Purchases	(54,612)	(21,285)
Investment securities, held-to-maturity:
Proceeds from maturities and paydowns	1,199	940
Purchases	(8,456)	―
Net loan fundings	(2,013)	(7,410)
Proceeds from sale of other real estate owned	1,004	296
Proceeds from bank-owned life insurance	―	491
Purchases of property and equipment	(807)	(694)
Net cash provided by (used for) investing activities	(9,239)	27,825
FINANCING ACTIVITIES:
Net increase in deposit accounts	49,670	6,957
Proceeds from Federal Home Loan Bank borrowed funds	18,000	114,000
Repayments of Federal Home Loan Bank borrowed funds	(46,087)	(137,081)
Decrease in short-term borrowed funds	(10,615)	(17,687)
Dividends paid on common stock	(218)	(541)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(136)	1,801
Net disposition of Rabbi Trust shares	―	151
Net cash provided by (used for) financing activities	10,614	(32,400)
Increase in cash and cash equivalents	7,215	1,717
Cash and cash equivalents at beginning of period	24,428	19,106
Cash and cash equivalents at end of period	$31,643	$20,823

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(Dollars in thousands)

Supplemental disclosures:
Loans transferred to other real estate owned	$4,007	$4,578
Cash paid for interest on deposits	4,182	5,953
Cash paid for interest on borrowed funds	986	1,738
Cash paid for taxes	1,075	402

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.  The June 30, 2010 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  These estimates, judgments, and assumptions affect the amounts reported in the condensed consolidated financial statements and the disclosures provided.  The determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income tax expense are highly dependent on management’s estimates, judgments, and assumptions where changes in any of these could have a significant impact on the financial statements.

The condensed consolidated financial statements include the accounts of CFS Bancorp, Inc. (the Company), its wholly-owned subsidiary, Citizens Financial Bank (the Bank), and its wholly-owned subsidiary, CFS Holdings, LTD.  All material intercompany balances and transactions have been eliminated in consolidation.

Certain items in the condensed consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.  During the second quarter, the Company recorded a reclassification entry between treasury stock and additional paid-in-capital to reflect treasury stock issuances of restricted stock at average cost versus the grant date fair value.  This reclassification had no impact on shareholders’ equity.

2.	Earnings Per Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)
Net income	$981	$670	$1,679	$2,131

Weighted-average common shares:
Outstanding	10,640,347	10,590,591	10,611,220	10,543,475
Equivalents	81,562	106,796	86,756	119,858
Total	10,721,909	10,697,387	10,697,976	10,663,333

Earnings per share:
Basic	$0.09	$0.06	$0.16	$0.20
Diluted	0.09	0.06	0.16	0.20

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	651,995	791,295	696,249	791,295
Weighted-average exercise price of anti-dilutive option shares	$12.95	$13.07	$13.10	$13.07

3.	Investment Securities

The amortized cost of investment securities available-for-sale and their fair values are as follows for the periods indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At June 30, 2010:
Government sponsored entity (GSE) securities	$43,800	$44,536	$865	$(3)	$45,398
Collateralized mortgage obligations	61,065	59,259	2,058	(535)	60,782
Commercial mortgage-backed securities	62,759	62,779	1,777	(53)	64,503
Pooled trust preferred securities	29,903	26,869	―	(6,745)	20,124
Equity securities	5,837	―	86	―	86
	$203,364	$193,443	$4,786	$(7,336)	$190,893

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At December 31, 2009:
Government sponsored entity (GSE) securities	$40,450	$40,374	$1,083	$	―	$41,457
Mortgage-backed securities	9,527	9,426	409		―	9,835
Collateralized mortgage obligations	67,307	66,413	1,336		(981)	66,768
Commercial mortgage-backed securities	49,722	49,210	1,347		(35)	50,522
Pooled trust preferred securities	30,223	27,093	―		(7,081)	20,012
Equity securities	5,837	―	187		―	187
	$203,066	$192,516	$4,362		$(8,097)	$188,781

Investment securities available-for-sale with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated.

	June 30, 2010
	Less than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(Dollars in thousands)
Government sponsored entity (GSE) securities	$4,071	$(3)	$	―	$	―	$4,071	$(3)
Collateralized mortgage obligations	5,126	(58)		7,096		(477)	12,222	(535)
Commercial mortgage-backed securities	3,234	(53)		―		―	3,234	(53)
Pooled trust preferred securities	―	―		20,124		(6,745)	20,124	(6,745)
	$12,431	$(114)		$27,220		$(7,222)	$39,651	$(7,336)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$12,461	$(201)	$14,764	$(780)	$27,225	$(981)
Commercial mortgage-backed securities	1,598	(35)	―	―	1,598	(35)
Pooled trust preferred securities	―	―	20,012	(7,081)	20,012	(7,081)
	$14,059	$(236)	$34,776	$(7,861)	$48,835	$(8,097)

We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in the Financial Accounting Standards Board Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities.  Current accounting guidance generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the investment securities must assess whether the impairment is other-than-temporary.

At June 30, 2010, the Company’s collateralized mortgage obligations consisted of $16.7 million in agency-issued investment securities and $42.5 million in non-agency (private-issued) investment securities.  In management’s belief, the decline in value is primarily attributable to changes in market interest rates and macroeconomic conditions affecting liquidity of these investment securities and not necessarily the expected cash flows of the individual investment securities. The fair value of these investment securities is expected to recover as the investment securities approach their maturity date.

At June 30, 2010, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.  We may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at June 30, 2010 did not constitute other-than-temporary impairments.

At June 30, 2010, the Company had asset-backed investment securities with an amortized cost of $8.2 million and state and municipal investment securities with an amortized cost of $4.0 million that were classified as held-to-maturity.  At December 31, 2009, the Company’s held-to-maturity investment securities consisted of state and municipal investment securities with an amortized cost of $5.0 million.  The gross unrealized holding gains on the held-to-maturity investment securities totaled $250,000 and $179,000, respectively, at June 30, 2010 and December 31, 2009.

The amortized cost and fair value of investment securities at June 30, 2010, by contractual maturity, are shown in the tables below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
GSE securities:
Due in one year or less	$17,488	$17,825
Due after one year through five years	27,048	27,573
Collateralized mortgage obligations	59,259	60,782
Commercial mortgage-backed securities	62,779	64,503
Pooled trust preferred securities	26,869	20,124
Equity securities	―	86
	$193,443	$190,893

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Asset backed securities:
Due after five years	$8,206	$8,323
State and municipal securities:
Due in one year or less	2,000	2,041
Due after one year through five years	2,000	2,092
	$12,206	$12,456

The carrying value of investment securities pledged as collateral to secure public deposits and for other purposes at June 30, 2010 and December 31, 2009 was $49.2 million and $58.8 million, respectively.  Other than the U.S. Government, its agencies, and GSEs, there were no other holdings of investment securities of any one issuer in an amount greater than 10% of shareholders’ equity.

4.	Fair Value Measurements

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

	Fair Value Measurements at June 30, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
Government sponsored entity (GSE) securities	$45,398	$	―	$45,398	$	―
Collateralized mortgage obligations	60,782		―	60,782		―
Commercial mortgage-backed securities	64,503		―	64,503		―
Pooled trust preferred securities	20,124		―	―		20,124
Equity securities	86		86	―		―

	Fair Value Measurements at December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
Government sponsored entity (GSE) securities	$41,457	$	―	$41,457	$	―
Mortgage-backed securities	9,835		―	9,835		―
Collateralized mortgage obligations	66,768		―	66,768		―
Commercial mortgage-backed securities	50,522		―	50,522		―
Pooled trust preferred securities	20,012		―	―		20,012
Equity securities	187		187	―		―

Investment securities available-for-sale are measured at fair value on a recurring basis.  Level 2 investment securities are valued by a third party pricing service commonly used in the banking industry utilizing observable inputs.  The pricing provider utilizes evaluated pricing models that vary based on asset class.  These models incorporate available market information including quoted prices of investment securities with similar characteristics and, because many fixed-income investment securities do not trade on a daily basis, apply available information through processes such as benchmark yield curves, benchmarking of like investment securities, sector groupings, and matrix pricing.  In addition, model processes, such as an option adjusted spread model, are used to develop prepayment estimates and interest rate scenarios for investment securities with prepayment features.

Level 3 models are utilized when quoted prices are not available for certain investment securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value.  As such, fair value is determined using discounted cash flow analysis models, incorporating default rate assumptions, estimations of prepayment characteristics, and implied volatilities.

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities.  The markets for these securities and for similar securities at June 30, 2010 were not active.  Given the limited number of observable transactions in the secondary market and the absence of a new issue market, management has determined an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

For its Level 3 pricing model, the Company uses externally produced fair values provided by a third party and compares them to other external pricing sources. Other external sources provided similar prices, both higher and lower, than those used by the Company.  The external model uses deferral and default probabilities for underlying issuers, estimated deferral periods, and recovery rates on defaults.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Investment Securities Available-for-Sale
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Dollars in thousands)
Balance at beginning of period	$19,901	$20,012
Total realized and unrealized gains:
Included in accumulated other comprehensive loss	333	336
Purchases, sales, issuances and settlements, net	(110)	(224)
Balance at end of period	$20,124	$20,124

	Investment Securities Available-for-Sale
	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$20,960	$24,133
Total realized and unrealized gains:
Included in accumulated other comprehensive income	5,076	2,049
Purchases, sales, issuances and settlements, net	(204)	(350)
Balance at end of period	$25,832	$25,832

The following tables set forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value Measurements at June 30, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$7,374	$	―	$	―	$7,374
Other real estate owned	2,300		―		―	2,300

	Fair Value Measurements at December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$29,411	$	―	$	―	$29,411
Other real estate owned	1,740		―		―	1,740

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the second quarter of 2010.  These impaired loans were carried at estimated fair value using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The decrease in the fair value of impaired loans that were valued using Level 3 inputs was approximately $3.6 million for the six months ended June 30, 2010.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses.

These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  The decrease in fair value of other real estate owned was $432,000 for the six months ended June 30, 2010 which was recorded directly as an adjustment to current earnings through other real estate owned (OREO) related expenses.

The Company has the option to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) according to ASC 825-10, Financial Instruments.  The Company is not currently engaged in any hedging activities and, as a result, did not elect to measure any financial instruments at fair value under ASC 825-10.

Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate their value, is summarized below.  The aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and fair values of financial instruments consist of the following:

	June 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$31,643	$31,643	$24,428	$24,428
Investment securities, available-for-sale	190,893	190,893	188,781	188,781
Investment securities, held-to-maturity	12,206	12,456	5,000	5,179
Federal Home Loan Bank stock	23,944	23,944	23,944	23,944
Loans receivable, net of allowance for loan losses	738,444	743,195	742,925	745,594
Accrued interest receivable	3,486	3,486	3,469	3,469
Total financial assets	$1,000,616	$1,005,617	$988,547	$991,395
Financial Liabilities
Deposits	$899,482	$902,100	$849,758	$850,894
Borrowed funds	73,106	75,588	111,808	113,379
Accrued interest payable	131	131	145	145
Total financial liabilities	$972,719	$977,819	$961,711	$964,418

The carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable.  Investment securities fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models.  The fair values for variable-rate and fixed-rate loans are estimated using discounted cash flow analyses.  Cash flows are adjusted for estimated prepayments where appropriate and are discounted using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

The fair value of checking, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  The fair value of borrowed funds is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Company’s off-balance sheet instruments, including lending commitments, letters of credit, and credit enhancements, approximates their book value and is not included in the above table.

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

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there were 64,500 shares that had not yet been issued or were forfeited, cancelled, or unexercised at the end of the option term under the 2003 Stock Option Plan that are available for any type of stock-based awards in the future under the Equity Incentive Plan.  At June 30, 2010, 179,751 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

During the second quarter of 2010, the Compensation Committee of the Board of Directors granted performance- and service-based awards under the Equity Incentive Plan.  The awards included 1,370 of performance-based and 5,913 of service-based shares of restricted stock granted to a key employee of the Company.  The Company reissued treasury shares to satisfy the restricted stock awards.

The weighted average fair market value of the restricted stock awards granted in the second quarter of 2010 was $5.66 per share and totaled $41,000.  These restricted stock awards vest 33%, 33%, and 34% on May 1, 2012, 2013, and 2014, respectively.  The expense for these awards is being recorded over their requisite service period which is 47 months from the date of grant.  The Company estimates the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted.

The following table presents the activity for restricted stock for the six months ended June 30, 2010.

		Number of Shares	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2009		165,664	$6.04
2010 awards:
Granted	120,392		3.62
Forfeited	(7,615)		3.49
Net 2010 grant awards		112,777	3.63
Vested		(14,883)	13.70
Forfeited		(70,692)	3.48
Unvested at June 30, 2010		192,866	$4.98

The compensation expense related to restricted stock for the three months ended June 30, 2010 and 2009 totaled $57,000 and $59,000, respectively.  The compensation expense for the six months ended June 30, 2010 and 2009 totaled $118,000 and $112,000, respectively.  At June 30, 2010, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $960,000.  This cost is expected to be recognized over a weighted-average period of 3.3 years which is subject to the actual number of shares earned and vested.

Stock Options

The Company has stock option plans under which shares of Company common stock were reserved for the grant of both incentive and non-qualified stock options to directors, officers, and employees.  These plans were frozen in conjunction with the approval of the Equity Incentive Plan in 2003 and no new awards will be made under these plans.  The stock option vesting periods and exercise and expiration dates were determined by the Compensation Committee at the time of the grant.  The exercise price of the stock options is equal to the fair market value of the common stock on the grant date.

The following table presents the activity under the Company’s stock option plans for the six months ended June 30, 2010.

	Number of Shares	Weighted- Average Exercise Price
Options outstanding at December 31, 2009	769,795	$13.08
Granted	―	―
Exercised	―	―
Forfeited	(3,000)	13.48
Expired unexercised	(114,800)	11.00
Options outstanding at June 30, 2010	651,995	$13.44

Options exercisable at June 30, 2010	651,995	$13.44

For stock options outstanding at June 30, 2010, the range of exercise prices was $10.44 to $14.76 and the weighted-average remaining contractual term was 3.0 years.  At June 30, 2010, all of the Company’s outstanding stock options were out-of-the-money.  There were no stock options exercised during the six months ended June 30, 2010 and 2009.  The Company reissues treasury shares to satisfy option exercises.

6.	Other Comprehensive Income

The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Unrealized holding gains arising during the period:
Unrealized net gains	$839	$6,291	$1,641	$2,468
Related income tax expense	(296)	(2,309)	(568)	(885)
Net unrealized gains	543	3,982	1,073	1,583
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	—	—	456	720
Related income tax expense	—	—	(155)	(265)
Net realized gains	—	—	301	455
Change in other comprehensive income	$543	$3,982	$772	$1,128

7.	Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310):  Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans.  A company will need to disaggregate new and existing disclosure based on how it develops its allowance for loan losses and how it manages credit exposures.  Existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the nonaccrual status of loans, and impaired loans.   Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class.  For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010.  Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010.  The Company anticipates that adoption of these additional disclosures will not have a material effect on its financial position or results of operations.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855):  Amendments to Certain Recognition and disclosure Requirements.  The amendments remove the requirement for an SEC registrant to disclose the date through which subsequent events were evaluated as this requirement would have potentially conflicted with SEC reporting requirements.  Removal of the disclosure requirement did not have an affect on the nature or timing of subsequent events evaluations performed by the Company.  ASU 2010-09 became effective upon issuance.

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

In June 2009, the FASB issued ASU No. 2009-16, Transfers and Servicing (Topic 860):   Accounting for Transfers of Financial Assets which pertains to securitizations.  ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets.  The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

In June 2009, the FASB issued ASU No. 2009-17, Consolidations (Topic 810):  Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  ASU 2009-17 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity.  The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations since the Company does not have any special purpose entities.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of
                Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Form 10-Q, in our other filings with the U.S. Securities and Exchange Commission (SEC), and in our press releases or other shareholder communications are forward-looking statements, as that term is defined in U.S. federal securities laws.  Generally, these statements relate to our business plans or strategies, projections involving anticipated revenues, earnings, profitability, or other aspects of operating results, or other future developments in our affairs or the industry in which we conduct business.  Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “would be,” “will,” “intend to,” “project,”  or similar expressions or the negative thereof, as well as statements that include future events, tense or dates, or are not historical or current facts.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We also advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in our lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles, ability to realize deferred tax assets, competitive and regulatory factors, and successful execution of our strategy and our Strategic Growth and Diversification Plan could affect our financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.  For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part II. Item 1A.  Risk Factors” of this Form 10-Q as well as “Part I. Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.  Such forward-looking statements are not guarantees of future performance.  We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements unless required to do so under the federal securities laws.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require us to establish various accounting policies.  Certain of these accounting policies require us to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities.  The estimates, judgments, and assumptions we use are based on historical experience, projected results, internal cash flow modeling techniques, and other factors which we believe are reasonable under the circumstances.

Significant accounting policies are presented in “Note 1. Summary of Significant Accounting Policies” in the notes to our consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K.  These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in our financial statements.  We view critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on the financial statements.  We currently view the determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income taxes to be critical accounting policies.

Allowance for loan losses.  We maintain our allowance for loan losses at a level we believe is sufficient to absorb credit losses inherent in our loan portfolio.  The allowance for loan losses represents our estimate of probable incurred losses in our loan portfolio at each statement of condition date and is based on our review of available and relevant information.

The first component of our allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables.  We individually evaluate for impairment all loans over $750,000 and classified substandard.  Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-

dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If we determine a loan is collateral-dependent we will charge-off any identified collateral short fall against the allowance for loan losses.

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

The second component of our allowance for loan losses contains allocations for probable incurred losses within various pools of loans with similar characteristics pursuant to ASC 450-10, Contingencies.  This component is based in part on certain loss factors applied to various stratified loan pools excluding loans evaluated individually for impairment.  In determining the appropriate loss factors for these loan pools, we consider historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions.

Loan losses are charged off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged off are credited to the allowance.  We assess the adequacy of the allowance for loan losses on a quarterly basis and adjust the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level we deem appropriate.  Our evaluation of the adequacy of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from our estimates, an additional provision for loan losses could be required which could adversely affect earnings or our financial position in future periods.  The Office of Thrift Supervision (OTS) could require us to make additional provisions loan losses.

Investment Securities.  Under ASC 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading.  We determine the appropriate classification at the time of purchase.  The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on investment securities.  Debt investment securities are classified as held-to-maturity and carried at amortized cost when we have the positive intent and we have the ability to hold the investment securities to maturity.  Investment securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized.

The fair values of our investment securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs.  Certain of the fair values of investment securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the investment securities.  These models are utilized when quoted prices are not available for certain investment securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third-party pricing services, our judgment is necessary to determine fair value.  As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics, and implied volatilities.

We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10, Investments – Debt and Equity Securities.  In evaluating the possible impairment of investment securities, consideration is given to many factors including the length of time and the extent to which the fair value has been less than cost, whether the market decline was affected by macroeconomic conditions, the financial conditions and near-term prospects of the issuer, and our ability and intent to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.  In analyzing an issuer’s financial condition, we may consider whether the investment securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.  The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

If we determine that an investment experienced an OTTI, we must then determine the amount of the OTTI to be recognized in earnings.  If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.  If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.  From time to time we may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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

Under GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At June 30, 2010, we conducted an extensive analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary, largely based on available tax planning strategies and our projections of future taxable income.  Additional positive evidence considered in our analysis was our long-term history of generating taxable income, including three straight quarters of taxable income at June 30, 2010; the industry in which we operate is cyclical in nature, as a result, recent losses are not expected to have a significant long-term impact on our profitability; the fact that recent losses were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, most recently a federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (nineteen years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois).  We concluded that the aforementioned positive evidence outweighs the negative evidence of cumulative losses over the past three years.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at June 30, 2010.

Results of Operations for the Three and Six Months Ended June 30, 2010 and 2009

Performance Overview

The following table provides selected financial information and performance information for the three months and six months ended June 30, 2010 and June 30, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income	$981	$670	$1,679	$2,131
Diluted earnings per share	0.09	0.06	0.16	0.20
Pre-tax, pre-provision earnings from core operations (1)	2,817	2,460	5,685	4,935
Return on average assets (2)	0.36%	0.24%	0.31%	0.39%
Return on average equity (2)	3.52	2.41	3.04	3.84
Average interset-earning assets	$987,801	$1,014,576	$985,230	$1,022,634
Net interest income	9,329	9,335	18,772	18,510
Net interest margin	3.79%	3.69%	3.84%	3.65%
Non-interest income	$2,250	$2,125	$4,796	$5,076
Non-interest expense	9,603	9,943	19,075	19,371
Efficiency ratio (3)	83.01%	86.72%	82.58%	84.69%

(1) See "Non-GAAP Financial Information" on page 27.
(2) Annualized.
(3) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sales of investment securities and other assets.

	June 30, 2010	December 31, 2009	June 30, 2009
Book value per share	$10.40	$10.25	$10.73
Shareholders’ equity to total assets	10.30%	10.21%	10.55%
Tangible capital ratio (Bank only)	9.05	8.88	9.53
Core capital ratio (Bank only)	9.05	8.88	9.53
Risk based capital ratio (Bank only)	12.81	12.35	13.21

The following discussion and analysis presents the more significant factors affecting our financial condition as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

During the second quarter of 2010, we recorded net income of $981,000, or $0.09 per diluted share.  We continue to see progress in our core banking operations as a result of our Strategic Growth and Diversification Plan and we are making progress in our business units in executing our strategy, which is more clearly reflected in measures such as the net interest margin, loan portfolio composition, core deposit growth, and the self-funding ratio.  We believe our earnings for the second quarter are a step in the right direction.  We experienced a second consecutive quarterly moderate decline in the level of non-performing loans; however, we anticipate that credit quality-costs, including the provision for loan losses, will continue to affect reported earnings even as we diligently work to reduce non-performing assets.

      Our net interest margin increased for the tenth consecutive quarter of year over year improvement to 3.79% from 3.69% for the second quarter of 2009.  The net interest margin was favorably affected by the downward repricing of certificates of deposit and borrowed funds when compared to the second quarter of 2009, which more than offset the decrease in the yield on investment securities.  Our net interest margin decreased 11 basis points to 3.79% for the second quarter of 2010 from 3.90% for the first quarter of 2010.  The net interest margin was negatively impacted compared to the first quarter of 2010 by lower yields on loans receivable and investment securities during the second quarter of 2010.  The yield on loans receivable declined due to several large loan payoffs during 2010 along with the reduction in interest income related to new non-accrual loans.  The yield on investment securities decreased due to reinvesting proceeds from maturing investment securities as market interest rates declined to new lows.

We have had success in growing core deposits through many channels including enhancing our brand recognition within our communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding our experienced sales team accountable for growing deposits and relationships.  At June 30, 2010, our total core deposits increased $9.5 million, or 2.0%, from December 31, 2009 and $28.6 million, or 6.1%, from June 30, 2009.  Core deposits were negatively impacted during the current quarter as a result of an $11.6 million reduction in the balances of a large commercial customer.  Excluding this decrease, our core deposits increased $21.1 million from December 31, 2009.  The increase in core deposits has strengthened our balance sheet and enhanced our liquidity by allowing us to pay maturing Federal Home Loan Bank (FHLB) borrowed funds during the year.

Our tangible, core, and risk-based capital ratios exceeded “minimum” and “well capitalized” for regulatory capital requirements.  Our tangible common equity at June 30, 2010 was $112.8 million, or 10.30% of tangible assets compared to $110.4 million, or 10.21% of tangible assets, at December 31, 2009.

Improving credit quality remains our number one priority in 2010.  Our non-performing assets were relatively stable for the third consecutive quarter.  Our loan portfolio mix is improving as the higher risk targeted contraction portfolios of commercial construction and land development and non-owner occupied commercial real estate loans continue to decrease as a percentage of the portfolio.  Non-performing assets negatively affect earnings for a number of reasons, and we are committed to addressing these problem assets in a conservative, yet prudent, manner within the constraints of current and forecasted market conditions.

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

The Company employs a dual strategy in managing its loan portfolio.  The Company continues to make progress in its efforts to reduce non-performing loans, seeking to either restructure specific non-performing credits or liquidate the underlying collateral.  For new loan originations, the Company continues to be conservative in its underwriting criteria, resulting in a higher quality loan origination process.  Since peaking at 7.74% of total loans at December 31, 2009, the Company’s ratio of non-performing loans to total loans has decreased by 27 basis points at June 30, 2010.  Overall, the economic outlook remains clouded.  The Company anticipates that credit quality-costs, including the provision for loan losses, will continue to affect reported earnings even as management diligently works to reduce non-performing assets.

The Company remains strongly focused on its cost structure.  Non-interest expense for the current quarter compared to the first quarter of 2010 increased $131,000, or 1.4%, and decreased $340,000, or 3.4%, compared to the prior year quarter.  Non-interest expense for the six months ended June 30, 2010 was down $296,000, or 1.5%, compared to the 2009 period.

Efforts to grow while diversifying and to expand and deepen client relationships continue but remain constrained by current economic conditions.  The Company has succeeded in increasing targeted growth segments in its portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily, to comprise 48.1% of the commercial loan portfolio at June 30, 2010, up from 46.8%, 39.4%, and 35.6% at December 31, 2009, 2008, and 2007, respectively.  The Company expects to benefit further from this diversification effort once business owners resume borrowing at their historical levels.  The Company’s focus on deepening relationships has emphasized core deposit and relationship-oriented time deposit growth.

Pre-tax, Pre-Provision Earnings from Core Operations

Our pre-tax, pre-provision earnings from core operations increased 14.5% to $2.8 million for the second quarter of 2010 from $2.5 million for the second quarter of 2009.  Pre-tax, pre-provision earnings from core operations increased due to decreases in compensation and employee benefits cost and net occupancy expenses.  These reductions were partially offset by an increase in professional fees and higher Federal Deposit Insurance Corporation (FDIC) insurance expense.

For the six months ended June 30, 2010, pre-tax, pre-provision earnings from core operations increased 15.2% to $5.7 million from $4.9 million for the six months ended June 30, 2009.  The improvement was primarily due to higher net interest income and lower compensation and employee benefits expense, net occupancy expense, and marketing expenses partially offset by an increase in professional fees related to the recently completed proxy contest and annual meeting.

Non-GAAP Financial Information

The following table reconciles income before income taxes in accordance with U.S. generally accepted accounting principles (GAAP) to the non-GAAP measurement of pre-tax, pre-provision earnings from core operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Income before income taxes	$1,159	$804	$1,966	$2,878
Provision for loan losses	817	713	2,527	1,337
Pre-tax, pre-provision earnings	1,976	1,517	4,493	4,215

Add back (subtract):
Net gain on sale of investment securities	―	―	(456)	(720)
Net (gain) loss on sale of other assets	(11)	6	(12)	6
OREO related expense	262	212	898	411
Loan collection expense	153	230	322	528
Severance and early retirement expense	437	―	440	―
Special assessment – FDIC insurance	―	495	―	495

Pre-tax, pre-provision earnings from core operations	$2,817	$2,460	$5,685	$4,935

Pre-tax, pre-provision earnings from core operations to average assets	1.03%	0.89%	1.05%	0.89%

The Company's accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP) and general practice within the banking industry.  Management uses certain non-GAAP financial measures to evaluate the Company's financial performance and has provided the non-GAAP financial measures of pre-tax, pre-provision earnings from core operations and pre-tax, pre-provision earnings from core operations to average assets.  In these non-GAAP financial measures, the provision for loan losses, OREO related expense, loan collection expense, and certain other items, such as gains and losses on sales of investment securities and other assets, severance and early retirement expense, and special assessment for FDIC insurance, are excluded from the determination of core operating results.  Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from core operations period to period and allows management and others to assess the Company's ability to generate earnings to cover credit costs.  Although these non-GAAP financial measures are intended to enhance investors understanding of the Company's business performance, these should not be considered as an alternative to GAAP.

The risks associated with utilizing operating measures (such as the pre-tax, pre-provision earnings from core operations) are that various persons might disagree as to the appropriateness of items included or excluded in these measures and that other companies might calculate these measures differently.  Management compensates for these limitations by providing detailed reconciliations between GAAP information and our pre-tax, pre-provision earnings from core operations as noted above; however, these disclosures should not be considered an alternative to GAAP.

Average Balances/Rates

The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated.  Average balances are derived from average daily balances.

	Three Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$757,478	$9,626	5.10%	$751,957	$9,807	5.23%
Investment securities (2)	201,735	2,163	4.24	232,853	3,020	5.13
Other interest-earning assets (3)	28,588	123	1.73	29,766	137	1.85
Total interest-earning assets	987,801	11,912	4.84	1,014,576	12,964	5.13

Non-interest earning assets	102,063			85,174
Total assets	$1,089,864			$1,099,750

Interest-bearing liabilities:
Deposits:
Checking accounts	$132,870	51	0.15	$135,470	115	0.34
Money market accounts	156,937	261	0.67	158,341	286	0.72
Savings accounts	118,691	99	0.33	119,879	104	0.35
Certificates of deposit	396,378	1,735	1.76	367,418	2,244	2.45
Total deposits	804,876	2,146	1.07	781,108	2,749	1.41

Borrowed funds:
Other short-term borrowed funds (4)	13,663	16	0.47	10,870	20	0.74
FHLB borrowed funds	60,121	421	2.77	117,170	860	2.90
Total borrowed funds	73,784	437	2.34	128,040	880	2.72
Total interest-bearing liabilities	878,660	2,583	1.18	909,148	3,629	1.60
Non-interest bearing deposits	88,914			64,509
Non-interest bearing other liabilities	10,446			14,520
Total liabilities	978,020			988,177
Shareholders' equity	111,844			111,573
Total liabilities and shareholders' equity	$1,089,864			$1,099,750
Net interest-earning assets	$109,141			$105,428
Net interest income / interest rate spread		$9,329	3.66%		$9,335	3.53%
Net interest margin			3.79%			3.69%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.42%			111.48%

(1)	Loans receivable include non-performing loans, interest on which is recognized on a cash basis.
(2)	Investment securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold, and interest-earning bank deposits.
(4)	Includes federal funds purchased, overnight borrowed funds from the Federal Reserve Bank discount window, and repurchase agreements (Repo Sweeps).

	Six Months Ended June 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$759,141	$19,304	5.13%	$752,508	$19,752	5.29%
Investment securities (2)	198,292	4,376	4.39	238,507	6,063	5.06
Other interest-earning assets (3)	27,797	247	1.79	31,619	380	2.42
Total interest-earning assets	985,230	23,927	4.90	1,022,634	26,195	5.17

Non-interest earning assets	101,377			84,453
Total assets	$1,086,607			$1,107,087

Interest-bearing liabilities:
Deposits:
Checking accounts	$133,787	118	0.18	$123,633	207	0.34
Money market accounts	154,936	507	0.66	160,046	618	0.78
Savings accounts	117,103	193	0.33	118,259	206	0.35
Certificates of deposit	382,320	3,381	1.78	368,493	4,814	2.63
Total deposits	788,146	4,199	1.07	770,431	5,845	1.53

Borrowed funds:
Other short-term borrowed funds (4)	15,179	37	0.49	14,146	53	0.76
FHLB borrowed funds	70,079	919	2.61	132,117	1,787	2.69
Total borrowed funds	85,258	956	2.23	146,263	1,840	2.50
Total interest-bearing liabilities	873,404	5,155	1.19	916,694	7,685	1.69
Non-interest bearing deposits	91,254			64,180
Non-interest bearing other liabilities	10,435			14,205
Total liabilities	975,093			995,079
Shareholders' equity	111,514			112,008
Total liabilities and shareholders' equity	$1,086,607			$1,107,087
Net interest-earning assets	$111,826			$105,940
Net interest income / interest rate spread		$18,772	3.71%		$18,510	3.48%
Net interest margin			3.84%			3.65%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.80%			111.43%

(1)	Loans receivable includes non-performing loans, interest on which is recognized on a cash basis.
(2)	Investment securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold, and interest-earning bank deposits.
(4)	Includes federal funds purchased, overnight borrowed funds from the Federal Reserve Bank discount window, and Repo Sweeps.

Rate / Volume Analysis of Net Interest Income

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

	Three Months Ended June 30, 2010
	compared to June 30, 2009
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(251)	$72	$(2)	$(181)
Investment securities	(523)	(403)	69	(857)
Other interest-earning assets	(9)	(5)	―	(14)
Total	(783)	(336)	67	(1,052)

Interest expense:
Deposits:
Checking accounts	(63)	(2)	1	(64)
Money market accounts	(22)	(3)	―	(25)
Savings accounts	(4)	(1)	―	(5)
Certificates of deposit	(636)	177	(50)	(509)
Total deposits	(725)	171	(49)	(603)
Borrowed funds:
Other short-term borrowed funds	(7)	5	(2)	(4)
FHLB borrowed funds	(39)	(419)	19	(439)
Total borrowed funds	(46)	(414)	17	(443)
Total	(771)	(243)	(32)	(1,046)
Net change in net interest income	$(12)	$(93)	$99	$(6)

	Six Months Ended June 30, 2010
	compared to June 30, 2009
	Increase (decrease) due to
	Rate	Volume	Rate / Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(617)	$174	$(5)	$(448)
Investment securities	(800)	(1,021)	134	(1,687)
Other interest-earning assets	(99)	(46)	12	(133)
Total	(1,516)	(893)	141	(2,268)

Interest expense:
Deposits:
Checking accounts	(98)	17	(8)	(89)
Money market accounts	(94)	(20)	3	(111)
Savings accounts	(11)	(2)	―	(13)
Certificates of deposit	(1,556)	181	(58)	(1,433)
Total deposits	(1,759)	176	(63)	(1,646)
Borrowed funds:
Other short-term borrowed funds	(19)	4	(1)	(16)
FHLB borrowed funds	(55)	(839)	26	(868)
Total borrowed funds	(74)	(835)	25	(884)
Total	(1,833)	(659)	(38)	(2,530)
Net change in net interest income	$317	$(234)	$179	$262

Net Interest Income and Net Interest Margin

Net Interest Margin. The net interest margin for the three months ended June 30, 2010 increased 10 basis points to 3.79% from 3.69% for the comparable 2009 period and for the six months ended June 30, 2010 increased 19 basis points to 3.84% from 3.65% for the 2009 period.  Net interest income remained stable at $9.3 million for both quarterly periods.  The net interest margin was favorably impacted during 2010 by an increase in the average balances of non-interest bearing deposits as a result of significant progress in improving the mix of deposit accounts held combined with the repricing of certificates of deposits at lower rates.  In addition, the growth in deposits allowed us to reduce FHLB borrowed funds.

Interest Income.  Interest income decreased 8.1% to $11.9 million for the three months ended June 30, 2010 compared to $13.0 million for the comparable 2009 period.  For the six months ended June 30, 2010, interest income decreased 8.7% to $23.9 million from $26.2 million for the 2009 period.  The decrease was primarily due to lower average balances of investment securities and lower interest rates on loans receivable and investment securities.  The yields on loans receivable continue to be negatively impacted by the level of non-performing loans within the portfolio as well as lower loan demand.

Interest Expense.  Interest expense decreased 28.8% to $2.6 million for the three months ended June 30, 2010 compared to $3.6 million for the comparable 2009 period.  For the six months ended June 30, 2010, interest expense decreased 32.9% to $5.2 million from $7.7 million for the 2009 period.  Interest expense was positively affected by continued lower market interest rates during 2010 and decreases in the average balance of borrowed funds.

     Interest expense on deposits decreased 21.9% and 28.2% to $2.1 million and $4.2 million, respectively, for the three and six months ended June 30, 2010 from $2.7 million and $5.8 million, respectively, for the comparable 2009 periods.  The weighted-average cost of deposits decreased 34 and 46 basis points from the 2009 periods, respectively, as a result of disciplined pricing on deposits, the repricing of certificates of deposit at lower interest rates, as well as an increase in the average balance of non-interest bearing deposits, which was partially offset by increases in the average balance of interest-bearing deposits.

Interest expense on borrowed funds decreased 50.3% and 48.0% to $437,000 and $956,000, respectively, for the three and six months ended June 30, 2010 from $880,000 and $1.8 million, respectively, for the 2009 periods.  The decrease was primarily due to a reduction in the average balance of borrowed funds of 42.4% and 41.7%, respectively, during the three and six months ended June 30, 2010 compared to the 2009 periods as we continue to strengthen our balance sheet and enhance our liquidity position by replacing this funding source with core deposits.  The weighted-average cost of borrowed funds decreased 38 and 27 basis points for the 2010 periods, respectively, as a result of downward repricing due to lower market interest rates.

Provision for loan losses

The Company’s provision for loan losses was $817,000 for the three months ended June 30, 2010 compared to $713,000 for the 2009 period.  The Company’s provision for loan losses was $2.5 million compared to $1.3 million, respectively, for the six months ended June 30, 2010 and 2009.  The provision for loan losses for the 2009 periods benefitted from a $1.3 million decrease in the specific valuation reserve on a non-owner occupied commercial real estate loan based on improved cash flow projections.  For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest income

The following tables identify the changes in non-interest income for the periods presented:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,320	$1,376	$(56)	(4.1)%
Card-based fees	486	432	54	12.5
Commission income	46	70	(24)	(34.3)
Subtotal fee based revenues	1,852	1,878	(26)	(1.4)
Income from bank-owned life insurance	262	156	106	67.9
Other income	125	97	28	28.9
Subtotal	2,239	2,131	108	5.1
Net gain (loss) on sale of other assets	11	(6)	17	NM
Total non-interest income	$2,250	$2,125	$125	5.9%

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$2,540	$2,675	$(135)	(5.0)%
Card-based fees	923	820	103	12.6
Commission income	100	141	(41)	(29.1)
Subtotal fee based revenues	3,563	3,636	(73)	(2.0)
Income from bank-owned life insurance	485	334	151	45.2
Other income	280	392	(112)	(28.6)
Subtotal	4,328	4,362	(34)	(0.8)
Net gain on sale of investment securities	456	720	(264)	(36.7)
Net gain (loss) on sale of other assets	12	(6)	18	NM
Total non-interest income	$4,796	$5,076	$(280)	(5.5)%

Service charges and other fees decreased during the 2010 periods from the comparable 2009 periods from lower volume of non-sufficient funds transactions which is an industry trend that is expected to continue, if not accelerate.  Service charges and other fees were also impacted by lower fee income from letters of credit and credit enhancements as we strategically reduce our exposure to these types of credits.  Income from bank-owned life insurance increased during the 2010 periods as a result of the repositioning the underlying investment portfolio in the fourth quarter of 2009 into higher yielding assets and the reduction in the face amount of insurance coverage during the first quarter of 2010.  For information related to net gains on sale of investment securities, see “Changes in Financial Condition – Investment Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest expense

The following tables identify changes in our non-interest expense for the periods presented:

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$4,095	$4,382	$(287)	(6.5)%
Retirement and stock related compensation	194	391	(197)	(50.4)
Medical and life benefits	250	290	(40)	(13.8)
Other employee benefits	11	15	(4)	(26.7)
Subtotal compensation and employee benefits	4,550	5,078	(528)	(10.4)
Professional fees	835	604	231	38.2
Net occupancy expense	651	750	(99)	(13.2)
FDIC insurance premiums	567	468	99	21.2
Furniture and equipment expense	526	520	6	1.2
Data processing	443	420	23	5.5
Marketing	216	218	(2)	(0.9)
OREO related expense	262	212	50	23.6
Loan collection expense	153	230	(77)	(33.5)
Severance and early retirement expense	437	―	437	N/A
FDIC special assessment	—	495	(495)	N/A
Other general and administrative expense	963	948	15	1.6
Total non-interest expense	$9,603	$9,943	$(340)	(3.4)%

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$8,175	$8,638	$(463)	(5.4)%
Retirement and stock related compensation	389	1,001	(612)	(61.1)
Medical and life benefits	625	580	45	7.8
Other employee benefits	30	34	(4)	(11.8)
Subtotal compensation and employee benefits	9,219	10,253	(1,034)	(10.1)
Professional fees	1,519	954	565	59.2
Net occupancy expense	1,406	1,647	(241)	(14.6)
FDIC insurance premiums	1,065	772	293	38.0
Furniture and equipment expense	1,059	1,055	4	0.4
Data processing	873	839	34	4.1
Marketing	330	416	(86)	(20.7)
OREO related expense	898	411	487	118.5
Loan collection expense	322	528	(206)	(39.0)
Severance and early retirement expense	440	―	440	N/A
FDIC special assessment	—	495	(495)	N/A
Other general and administrative expense	1,944	2,001	(57)	(2.8)
Total non-interest expense	$19,075	$19,371	$(296)	(1.5)%

The lower compensation and mandatory benefits expense for the three and six month periods ended June 30, 2010 compared to the 2009 periods was a result of controlling compensation expense through a company-wide salary freeze, lower incentive accruals, and decreasing FTEs from 324 at March 31, 2009 and 318 at June 30, 2009 to 316 at June 30, 2010.

Retirement and stock related compensation was lower for the three and six month 2010 periods compared to the 2009 periods due to reductions of $180,000 and $360,000, respectively, in pension expense due to updated annual funding requirements received in the fourth quarter of 2009.  In addition, retirement and stock related compensation expense for the six month 2010 period decreased due to the absence of $235,000 of expense related to our Employee Stock Ownership Plan (ESOP) expense since the ESOP loan was repaid in full during the first quarter of 2009.

Net occupancy expense decreased $99,000 and $241,000 for the three and six month 2010 periods due to the relocation of our operations center from a leased facility to existing facilities coupled with decreases in office and building maintenance expense.

Professional fees increased $231,000 and $565,000 for the three and six month 2010 periods due to the SEC’s new proxy statement disclosures effective in 2010, the Board of Directors’ review of strategic alternatives, and costs associated with the recently completed proxy contest and the annual meeting.

Our FDIC insurance premiums increased $99,000 and $293,000 during the three and six month periods in 2010 due to an increase in the average balance of deposits from the 2009 periods and the adoption of the FDIC’s Restoration Plan during 2009 which resulted in industry-wide rate increases effective April 1, 2009.

      Costs related to other real estate owned properties increased during the three and six month 2010 periods due to increased valuation allowances and required expenses on these properties when compared to the 2009 periods.

Loan collection expense decreased for the three and six month 2010 periods.  These expenses will fluctuate depending on the activity and costs related to collecting and protecting our interests in our non-performing loans.

The Company incurred severance and early retirement expense during the second quarter of 2010 primarily due to the separation of the Company’s former chief financial officer.

The efficiency ratio improved for both the three and six months ended June 30, 2010 from the comparable 2009 periods primarily due to a decrease in compensation and employee benefits for the reasons noted above, partially offset by an increase in professional fees.

Income Tax Expense

Income tax expense totaled $178,000 for the second quarter of 2010 compared to $134,000 for the comparable 2009 period.  Income tax expense for the six months ended June 30, 2010 was $287,000 compared to $747,000 for the comparable 2009 period.  Our effective income tax rates for the three and six month periods ended June 30, 2010 were 15.4% and 16.7%, respectively.  Our effective income tax rates for the comparable 2009 periods were 14.6% and 26.0%, respectively.  The decrease in the effective tax rate for the six months ended June 30, 2010 compared to the 2009 period was primarily due to an increase in income from tax-advantaged BOLI investments and the larger impact of low-income housing credits in combination with the lower pre-tax income in the 2010 period.

Changes in Financial Condition

Our total assets at June 30, 2010 increased $13.8 million, or 1.3%, from $1.08 billion at December 31, 2009, primarily in investment securities and cash and cash equivalents as a result of an increase in total deposits.

	June 30, 2010	December 31, 2009	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$31,643	$24,428	$7,215	29.5%
Investment securities available-for-sale	190,893	188,781	2,112	1.1
Investment securities held-to-maturity	12,206	5,000	7,206	144.1
Investment in FHLB stock	23,944	23,944	—	—
Loans receivable, net	738,444	742,925	(4,481)	(0.6)
Bank-owned life insurance	35,060	34,575	485	1.4
Other	63,090	61,862	1,228	2.0
Total assets	$1,095,280	$1,081,515	$13,765	1.3%

Liabilities and Equity:
Deposits	$899,482	$849,758	$49,724	5.9%
Borrowed funds	73,106	111,808	(38,702)	(34.6)
Other liabilities	9,919	9,576	343	3.6
Total liabilities	982,507	971,142	11,365	1.2
Shareholders’ equity	112,773	110,373	2,400	2.2
Total liabilities and equity	$1,095,280	$1,081,515	$13,765	1.3%

Loans Receivable.   The following table provides the balance and the percentage of loans by category at the dates indicated.

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$70,208	9.3%	$78,600	10.3%	(10.7)%
Commercial real estate – owner occupied	95,989	12.7	99,559	13.1	(3.6)
Commercial real estate – non-owner occupied	214,452	28.4	218,329	28.6	(1.8)
Commercial real estate – multifamily	79,382	10.5	63,008	8.3	26.0
Commercial construction and land development	50,951	6.7	55,733	7.3	(8.6)
Total commercial loans	510,982	67.6	515,229	67.6	(0.8)

Retail loans:
One-to-four family residential	183,823	24.3	185,293	24.3	(0.8)
Home equity lines of credit	56,016	7.4	56,911	7.5	(1.6)
Retail construction and land development	3,513	0.5	3,401	0.4	3.3
Other	1,718	0.2	1,552	0.2	10.7
Total retail loans	245,070	32.4	247,157	32.4	(0.8)

Total loans receivable, net of unearned fees	$756,052	100.0%	$762,386	100.0%	(0.8)%

At June 30, 2010, the net loan portfolio included $165.8 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and $239.5 million of variable-rate loans tied to other indices.

     Total loan fundings during 2010 were $31.5 million which were more than offset by loan payoffs and repayments of $29.4 million, gross charge-offs of $4.5 million, and transfers to OREO of $4.0 million.  Through the execution of our Strategic Growth and Development Plan, we continue to diversify our loan portfolio and reduce loans not meeting our current defined risk tolerance.  The Company has increased its targeted segments of the loan portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily, to comprise 48.1% of the commercial loan portfolio at June 30, 2010.  During 2010, these targeted segments were impacted by loan payoffs including two commercial and industrial payoffs totaling $5.5 million and a commercial real estate – owner occupied loan payoff totaling $3.2 million.  Since December 31, 2009, commercial construction and land development and non-owner occupied commercial real estate loans decreased by $8.7 million, or 3.2%.

Historically we had invested, on a participating basis, in loans originated by other lenders and loan syndications to supplement the direct origination of our commercial and construction loan portfolio.  We stopped investing in these types of credits in the second quarter of 2007 due to marginal pricing, increased credit risk, and decreasing collateral values in this segment.  We continue to diligently work at reducing our exposure on these types of loans.  Participations and syndication loans outstanding at June 30, 2010 totaled $21.4 million in construction and land development loans, $25.1 million in loans secured by commercial real estate, and $246,000 in commercial and industrial loans.  Total participations and syndications by state are presented in the table below for the dates indicated.

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$18,751	40.1%	$21,964	41.9%	(14.6)%
Indiana	13,223	28.3	13,149	25.1	0.6
Ohio	9,049	19.3	9,284	17.7	(2.5)
Florida	1,897	4.1	3,303	6.4	(42.6)
Colorado	2,220	4.7	2,514	4.8	(11.7)
Texas	1,622	3.5	1,660	3.2	(2.3)
New York	―	―	491	0.9	(100.0)
Total participations and syndications	$46,762	100.0%	$52,365	100.0%	(10.7)%

Investment Securities.  We manage our investment securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines, and to meet pledging and liquidity requirements.

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity.  The amortized cost of investment securities available-for-sale and their fair values were as follows at the dates indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At June 30, 2010:
Government sponsored entity (GSE) securities	$43,800	$44,536	$865	$(3)	$45,398
Collateralized mortgage obligations	61,065	59,259	2,058	(535)	60,782
Commercial mortgage-backed securities	62,759	62,779	1,777	(53)	64,503
Pooled trust preferred securities	29,903	26,869	―	(6,745)	20,124
Equity securities	5,837	―	86	―	86
	$203,364	$193,443	$4,786	$(7,336)	$190,893

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At December 31, 2009:
Government sponsored entity (GSE) securities	$40,450	$40,374	$1,083	$	―	$41,457
Mortgage-backed securities	9,527	9,426	409		―	9,835
Collateralized mortgage obligations	67,307	66,413	1,336		(981)	66,768
Commercial mortgage-backed securities	49,722	49,210	1,347		(35)	50,522
Pooled trust preferred securities	30,223	27,093	―		(7,081)	20,012
Equity securities	5,837	―	187		―	187
	$203,066	$192,516	$4,362		$(8,097)	$188,781

The fair value of investment securities available-for-sale totaled $190.9 million at June 30, 2010 compared to $188.8 million at December 31, 2009.  During the six months ended June 30, 2010, the Company took advantage of the impending end of the Federal Reserve Bank’s purchase program and record tight spreads on agency mortgage-backed investment securities to reposition part of the investment securities portfolio in an effort to improve interest rate risk.

At June 30, 2010, the Company’s collateralized mortgage obligation portfolio totaled $59.3 million at amortized cost with 91% of the portfolio comprised of AAA-rated investment securities mainly backed by conventional residential mortgages with 15-year, fixed-rate, prime loans originated prior to 2005; low historical delinquencies; weighted-average credit scores in excess of 725; and loan-to-values under 50%.  The composition of this portfolio includes $16.7 million backed by either Ginnie Mae, Fannie Mae, or Freddie Mac.  The portfolio of non-agency collateralized mortgage obligations has underlying collateral with a weighted-average 90-day delinquency ratio of 1.2% and a weighted-average loan-to-value of 41.2% when using valuations from the original appraisals.

The Company’s commercial mortgage-backed investment securities portfolio consists mainly of short-term, senior tranches of seasoned issues with extensive subordination and limited balloon risk.  All bonds are AAA-rated and none are on watch for downgrade.  Management stress tests all bonds in this sector on a monthly basis.  Of this portfolio, 100% of the bonds can withstand a minimum annual default rate of 50% with recoveries of 50 cents on the dollar and not experience any losses.

The Company’s investments in pooled trust preferred investment securities are all “Super Senior” and backed by senior securities issued mainly by bank and thrift holding companies.  All of the Company’s holdings were AAA-rated when they were purchased at discounts in excess of 10%.  In 2009, the market for pooled trust preferred investment securities was severely impacted by the credit crisis leading to increased deferral and defaults.  Ratings were negatively affected in 2009 and all of these securities in the Company’s portfolio have at least one rating below investment grade.  One tranche with an amortized cost of $7.8 million holds recently updated ratings of both AA and BB.  The market for pooled trust preferred securities is currently inactive.  As such, the Company may have to hold these securities for an extended period of time, which it has the ability and intent to do.  We utilize extensive external and internal analysis on the pooled trust preferred holdings.  Stress tests are performed on all underlying issuers in the pools to project probabilities of deferral or default.  Management’s internal stress testing utilizes immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring, based upon management’s review of the underlying banks’ and thrift holding companies’ most recent financial and regulatory information, is assumed to default immediately.  Internal stress testing also assumes no recoveries on defaulted collateral.  All external and internal stress testing currently projects no loss of principal or interest on any of the Company’s holdings.  Due to the structure of the investment securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the Super Senior tranches.  Past defaults on underlying collateral ensure cash flows will continue to be diverted to the Company’s Super Senior tranches to pay down principal for several years.

Deposits. The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Core deposits:
Non-interest bearing checking accounts	$84,136	9.4%	$89,261	10.5%	(5.7)%
Interest bearing checking accounts	105,107	11.7	106,013	12.5	(0.9)
Money market accounts	145,533	16.2	136,411	16.0	6.7
Savings accounts	119,030	13.2	113,865	13.4	4.5
Subtotal core deposits	453,806	50.5	445,550	52.4	1.9
Certificates of deposit	392,639	43.6	354,401	41.7	10.8
Non-municipal deposits	846,445	94.1	799,951	94.1	5.8
Municipal core deposits	40,206	4.5	38,993	4.6	3.1
Municipal certificates of deposit	12,831	1.4	10,814	1.3	18.7
Municipal deposits	53,037	5.9	49,807	5.9	6.5
Total deposits	$899,482	100.0%	$849,758	100.0%	5.9

Our ongoing implementation of high performance sales training; increased community involvement; increased partner calling between our business, cash management, and retail teams; and enhanced brand recognition continues to produce favorable results.  Deposits increased $49.7 million to $899.5 million at June 30, 2010 from $849.8 million at December 31, 2009 resulting from increases of $38.2 million in certificates of deposit, $9.1 million in core money market accounts, and $5.2 million in savings accounts.  The increase in our core deposits strengthened our balance sheet and enhanced our liquidity by allowing us to reduce higher cost FHLB borrowed funds.  As previously mentioned, increased core deposits are reflective of our success in deepening our client relationships, one of our core Strategic Plan objectives.

While we maintain strong relationships with our municipal clients, and municipal deposits continue to comprise an important funding source, we are planning to reduce our reliance on such funds over time in anticipation that the recession’s impact on municipalities and other government-related entities may result in lower municipal deposit levels.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provides a lower-cost funding alternative as compared to FHLB advances.  At June 30, 2010, we had $13.7 million in Repo Sweeps compared to $15.7 million at December 31, 2009.  The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds.  The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds.  Borrowed funds consisted of the following at the dates indicated:

	June 30, 2010		December 31, 2009
	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowed funds:
Repo Sweep accounts	0.50%	$13,684	0.50%	$15,659
Federal Reserve Bank discount window	―	―	0.50	8,640
Secured borrowed funds from FHLB – Indianapolis:
Maturing in 2010 – variable-rate	―	―	0.47	6,000
Maturing in 2010 – fixed-rate	0.63	19,000	1.56	41,000
Maturing in 2011 – fixed-rate	3.75	15,000	3.75	15,000
Maturing in 2013 – fixed-rate	2.22	15,000	2.22	15,000
Maturing in 2014 – fixed-rate (1)	6.71	1,122	6.71	1,122
Maturing in 2018 – fixed-rate (1)	5.54	2,582	5.54	2,582
Maturing in 2019 – fixed-rate (1)	6.31	6,718	6.30	6,805
Subtotal FHLB – Indianapolis borrowed funds		59,422		87,509
Total borrowed funds		$73,106		$111,808
Weighted-average contractual interest rate	2.36%		2.09%

(1)	These advances are amortizing and are listed by their contractual maturity.

At June 30, 2010, we also had a $15.0 million secured federal funds line of credit.  We did not utilize this line of credit during the three months ended June 30, 2010 or borrow from the Federal Reserve Bank discount window during the second quarter of 2010.

Shareholders’ Equity. Shareholders’ equity at June 30, 2010 was $112.8 million compared to $110.4 million at December 31, 2009.  The increase was primarily due to $1.7 million of net income for the year to date period and a decrease in the unrealized loss on investment securities available-for-sale, net of tax of $772,000, offset by cash dividends declared of $218,000, or $0.02 per share.

  Asset Quality and Allowance for Loan Losses

Non-performing Assets. The following table provides information relating to non-performing assets at the dates presented.

	June 30, 2010	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial and industrial	$883	$946	$1,399
Commercial real estate – owner occupied	4,940	3,562	3,627
Commercial real estate – non-owner occupied	19,826	22,103	22,103
Commercial real estate – multifamily	1,477	1,300	623
Commercial construction and land development	25,745	25,259	26,059
Total commercial loans	52,871	53,170	53,811

Retail loans:
One-to-four family residential	2,937	3,908	4,519
Home equity lines of credit	365	433	393
Retail construction and land development	298	298	279
Other	11	7	7
Total retail loans	3,611	4,646	5,198
Total non-accrual loans	56,482	57,816	59,009
Other real estate owned, net	11,825	10,616	9,242
Total non-performing assets	68,307	68,432	68,251
90 days past due and still accruing interest	3,272	1,334	640
Total non-performing assets plus 90 days past due loans still accruing interest	$71,579	$69,766	$68,891
Non-performing assets to total assets	6.24%	6.27%	6.31%
Non-performing loans to total loans	7.47%	7.57%	7.74%

Non-performing assets were stable at $68.3 million at June 30, 2010 and December 31, 2009.  During the second quarter of 2010, we transferred one commercial construction and land development purchased participation loan totaling $1.9 million to non-accrual status which was partially offset by the transfer of a $1.5 million purchased participation loan to other real estate owned at its net realizable value.

Included in the above non-performing loan totals are non-performing syndications and purchased participations as identified by loan category in the following table.

	June 30, 2010	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$7,856	$10,158	$10,158
Commercial construction and land development	17,059	16,571	16,571
Total non-performing syndications and purchased participations	$24,915	$26,729	$26,729
Percentage of total non-performing loans	44.1%	46.2%	45.3%
Percentage of total syndications and purchased participations	53.3	51.3	51.0

The decrease in commercial real estate – non-owner occupied non-performing participation loans was primarily the result of a $2.3 million charge-off of a previous specific impairment reserve of an impaired loan.  As previously discussed, the increase in non-performing commercial construction and land development participation loans during the second quarter of 2010 was a result of the $1.9 million impaired loan being transferred to non-accrual which was partially offset by the transfer of one non-accrual loan totaling $1.5 million to other real estate owned.

The following table provides the detail for non-accrual syndications and purchased participations by state as of the dates indicated.

	June 30, 2010	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Illinois	$10,251	$10,659	$10,659
Indiana	12,767	12,767	12,767
Florida	1,897	3,303	3,303
Total non-performing syndications and purchased participations	$24,915	$26,729	$26,729

The following table identifies our other real estate owned properties based on the loan portfolio they relate to:

	June 30, 2010	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$2,781	$2,403	$2,819
Commercial construction and land development	8,200	7,659	5,940
One-to-four family residential	844	554	483
Total other real estate owned	$11,825	$10,616	$9,242

Potential Problem Assets. Potential problem assets, defined as loans classified substandard, doubtful, or loss pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, totaled $3.2 million at June 30, 2010 and $5.6 million at December 31, 2009.  The decrease from December 31, 2009 was a result of the transfer of one commercial construction and land development loan totaling $2.6 million that was previously classified as a potential problem asset into non-accrual status in the second quarter of 2010.

      Allowance for Loan Losses. The following is a summary of changes in allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$20,402	$15,472	$19,461	$15,558
Loan charge-offs	(3,633)	(1,331)	(4,515)	(2,054)
Recoveries of loans previously charged-off	22	80	135	93
Net loan charge-offs	(3,611)	(1,251)	(4,380)	(1,961)
Provision for loan losses	817	713	2,527	1,337
Balance at end of period	$17,608	$14,934	$17,608	$14,934

	June 30, 2010	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Allowance for loan losses	$17,608	$19,461	$14,934
Total loans receivable, net of unearned fees	756,052	762,386	750,861
Allowance for loan losses to total loans	2.33%	2.55%	1.99%
Allowance for loan losses to non-performing loans	31.17	32.98	28.23

Net charge-offs during the second quarter of 2010 included $2.6 million of non-owner occupied commercial real estate loans primarily due to a $2.3 million partial charge-off that had been previously identified as a specific impairment reserve related to a purchased participation loan.  Net charge-offs during the current quarter also included a partial charge-off of $690,000 related to a purchased participation commercial land development loan and $224,000 of one-to-four family residential loans.  The provision for loan losses for the second quarter of 2010 reflects the stabilization in the level of non-performing loans and the change in the loan portfolio mix as the higher risk targeted contraction portfolios of commercial construction and land development and non-owner occupied commercial real estate loans continue to decrease as a percentage of the portfolio.  We believe the allowance for loan losses is adequate at June 30, 2010.

When we evaluate a non-performing collateral dependent loan and identify a collateral shortfall, we will charge-off the collateral shortfall.  As a result, we are not required to maintain an allowance for loan losses on these loans since the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans have been affected by partial charge-offs of $12.1 million on $24.7 million of collateral dependent non-performing loans through June 30, 2010 and impairment reserves totaling $7.5 million on other non-performing loans at June 30, 2010.

The following table identifies impaired loans as of the dates presented.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$12,928	$17,200
With no valuation reserve required*	46,234	42,021
Total impaired loans	$59,162	$59,221
Valuation reserve relating to impaired loans	$7,539	$9,181
Average outstanding impaired loans	59,163	48,547

*Net of partial charge-offs on impaired loans with no valuation reserve	$12,090	$9,412

At June 30, 2010, we had $9.6 million of loan modifications meeting the definition of a troubled debt restructuring (TDR) that were performing in accordance with their agreements and accruing interest that are included above in our impaired loans with no valuation reserve required.  The modified loans include one commercial and industrial relationship totaling $4.9 million, one non-owner occupied commercial real estate relationship totaling $3.0 million, and 13 one-to-four family residential loans totaling $1.7 million.  The loan modifications included short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.

Liquidity and Capital Resources

Liquidity, represented by cash and cash equivalents, is a product of operating, investing, and financing activities.  Our primary sources of funds have been:

•	deposits and Repo Sweeps;
•	scheduled payments of amortizing loans and mortgage-backed investment securities;
•	prepayments and maturities of outstanding loans and mortgage-backed investment securities;
•	maturities of investment securities and other short-term investments;
•	funds provided from operations;
•	federal funds line of credit; and
•	borrowed funds from the FHLB and Federal Reserve Bank.

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

We maintain a contingency funding plan that outlines the process for addressing a liquidity crisis.  The plan assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

      Scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competitive rate offerings.

At June 30, 2010, we had cash and cash equivalents of $31.6 million, an increase from $24.4 million at December 31, 2009.  The increase was mainly the result of:

•	increases in deposit accounts totaling $49.7 million;
•	proceeds from sales, maturities, and paydowns of investment
securities aggregating $55.6 million; and
•	proceeds from FHLB advances totaling $18.0 million.

The above cash inflows were partially offset by:

•	purchases of investment securities totaling $63.1 million;
•	repayment of short-term borrowed funds totaling $10.6 million; and
•	repayment of FHLB advances totaling $46.1 million.

We use our sources of funds primarily to meet our ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain an investment securities portfolio.  We anticipate that we will continue to have sufficient funds to meet our current commitments.

Our liquidity needs consist primarily of operating expenses and dividend payments to shareholders.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  We are prohibited from repurchasing shares and incurring any debt at the parent company without the prior approval of the OTS under our informal regulatory agreement with them.

We are currently prohibited from paying dividends without the prior approval of the OTS pursuant to our informal regulatory agreement with them.  Absent such restriction, under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  During the second quarter of 2010, the Bank did not pay dividends to the parent company.  At June 30, 2010, the parent company had $3.6 million in cash and cash equivalents.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations. The following table presents our contractual obligations at June 30, 2010 by contractual maturity:

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 To 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$314,753	$68,614	$21,142	$961	$405,470
FHLB borrowed funds (1)	34,317	702	16,777	7,626	59,422
Short-term borrowed funds (2)	13,684	―	―	―	13,684
Service bureau contract	1,548	3,096	3,096	―	7,740
Operating leases	407	559	271	2,064	3,301
Dividends payable on common stock	109	―	―	―	109
	$364,818	$72,971	$41,286	$10,651	$489,726

(1)	Does not include interest expense at the weighted-average contractual rate of 2.79% for the periods presented.
(2)	Does not include interest expense at the weighted-average contractual rate of 0.50% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at June 30, 2010:

	Less Than	1 To 3	3 To 5	Over 5
	1 Year	Years	Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$10,731	$49	$ ―	$256	$11,036
Commercial real estate – owner occupied	5,347	―	135	50	5,532
Commercial real estate – non-owner occupied	2,659	―	―	―	2,659
Commercial real estate – multifamily	5,846	―	―	―	5,846
Commercial construction and land development	4,318	159	―	―	4,777
Retail	4,195	―	―	―	4,195
Commitments to fund unused construction loans	4,204	382	―	357	4,943
Commitments to fund unused line of credit	43,826	3,458	171	42,838	90,293
Letters of credit	4,967	186	―	―	5,153
Credit enhancements	14,396	―	―	14,034	28,430
	$100,489	$4,234	$306	$57,535	$162,564

The commitments listed above do not necessarily represent future cash requirements, in that many of these commitments often expire without being drawn upon.  Letters of credit expire at various dates through 2012 and credit enhancements expire at various dates through 2018.

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

Regulatory Capital

The Bank is subject to regulatory capital requirements under the rules of the Office of Thrift Supervision, or OTS.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which could have a material impact on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets.  At June 30, 2010, the Bank exceeded all minimum regulatory capital ratios to be considered well capitalized.

Our actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2010:
Total capital to risk-weighted assets	$108,257	12.81%	$67,615	>8.00%	$84,518	>10.00%
Tier 1 (core) capital to risk-weighted assets	98,213	11.62	33,807	>4.00	50,711	>6.00
Tier 1 (core) capital to adjusted total assets	98,213	9.05	43,406	>4.00	54,257	>5.00
Tangible capital to adjusted total assets	98,213	9.05	16,277	>1.50	21,703	>2.00

As of December 31, 2009:
Total capital to risk-weighted assets	$105,323	12.35%	$68,200	>8.00%	$85,250	>10.00%
Tier 1 (core) capital to risk-weighted assets	95,078	11.15	34,100	>4.00	51,150	>6.00
Tier 1 (core) capital to adjusted total assets	95,078	8.88	42,838	>4.00	53,548	>5.00
Tangible capital to adjusted total assets	95,078	8.88	16,064	>1.50	21,419	>2.00

The following table reflects the adjustments required to reconcile the Bank’s shareholder’s equity to the Bank’s regulatory capital at June 30, 2010:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholder’s equity of the Bank	$110,206	$110,206	$110,206
Disallowed deferred tax asset	(13,025)	(13,025)	(13,025)
Adjustment for available-for-sale securities	1,861	1,861	1,861
Other	(829)	(829)	(829)
General allowance for loan losses	—	—	10,044
Regulatory capital of the Bank	$98,213	$98,213	$108,257

At June 30, 2010, the Bank was deemed to be well capitalized and in excess of regulatory requirements set by the OTS.  The increase in the Bank’s capital ratios from December 31, 2009 is primarily a result of the Bank’s net income for the year to date period.  Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors.  In assessing the amount of the disallowed deferred tax asset, we consider a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, tax planning strategies, and OTS limitations.  Using all information available to us at each statement of condition date, these factors are reviewed and vary from period to period.

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

The following table presents, as of June 30, 2010 and December 31, 2009, an analysis of IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.

	Net Portfolio Value
	At June 30, 2010			At December 31, 2009
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$132,176	$6,734	5.4%	$130,797	$2,065	1.6%
+200	130,856	5,413	4.3	131,109	2,377	1.8
+100	131,826	6,384	5.1	130,917	2,185	1.7
0	125,443	―	―	128,732	―	―
-100	113,533	(11,909)	(9.5)	117,387	(11,345)	(8.8)
-200	103,135	(22,308)	(17.8)	105,417	(23,315)	(18.1)

      As illustrated in the table, NPV in the base case (zero basis point change) decreased $3.3 million from $128.7 million at December 31, 2009 to $125.4 million at June 30, 2010.  The primary cause for this decrease was an increase in the balance of interest-bearing liabilities.

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

	Percentage of Deposits Maturing In First Year
	June 30, 2010	December 31, 2009
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at June 30, 2010 and December 31, 2009, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	June 30, 2010	December 31, 2009
Assumed Change in Interest Rates (Basis Points):
+300	1.2%	0.1%
+200	1.0	0.2
+100	0.1	0.0
-100	2.6	3.3
-200	1.1	1.5

The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to rise 1.2% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase 2.6% in year one.  Interest income projections for rates falling 100 basis points are greater than for rates falling 200 basis points as rates on short-term liabilities have limited room to reprice lower while rates on certain assets are at contractual or absolute floors.  Interest income projections for rates rising 200 basis points are greater than for rates rising 100 basis points as short-term liabilities may reprice higher while certain assets have interest rate floors that are currently well below their spreads to their respective indexes.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of assets and liabilities along with changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At June 30, 2010, we were in compliance with all of our tolerance limits with the exception of the NPV tolerance limit for a movement in rates down 200 basis points.  Given the current low level of interest rates, we do not believe this exception is material.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.                      Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner as of such date.

Part II.                      OTHER INFORMATION

Item 1.                      Legal Proceedings

            The Company is involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed to be immaterial to the financial condition, results of operations, and cash flows of the Company.

Item 1A.                   Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition, or future results. Other than as set forth below, there have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

We operate in a highly regulated industry and may be affected adversely by increased regulatory supervision and scrutiny and changes in laws, rules, and regulations affecting financial institutions.

We are, like other federally-charted savings banks, currently subject to extensive regulation, supervision, and examination by the OTS and by the FDIC, the insurer of its deposits.  CFS Bancorp, like other thrift holding companies, is currently subject to regulation and supervision by the OTS.  This regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the deposit insurance fund administered by the FDIC and our clients and depositors rather than our shareholders.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, determination of the level of our allowance for loan losses, and maintenance of adequate capital levels.  These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law, and given the recent financial crisis in the United States, the trend has been toward increased and more active oversight by regulators.  Recently, pursuant to an agreement among various federal financial institution regulators, the FDIC’s authority to investigate banks was significantly expanded.  Under the terms of this new agreement, the FDIC will have unlimited authority to make a special examination of any insured depository institution as necessary to determine the condition of such depository institution for insurance purposes.  Accordingly, we expect an active supervisory and regulatory environment to continue.

In addition, as a result of ongoing challenges facing the United States economy, new laws and regulations regarding lending and funding practices and liquidity standards have been and may continue to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders.  Accordingly, the regulations applicable to the banking industry continue to change and we cannot predict the effects of these changes on our business and profitability.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act), a sweeping financial reform bill, was signed into law and will result in a number of new regulations that could significantly impact regulatory compliance costs and the operations of community banks.  The Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly-traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated.  The Act also eliminates the OTS, and transfers supervisory authority for all previous OTS-regulated savings banks, like the Bank, to the Office of the Comptroller of the Currency, and for all thrift holding companies, such as CFS Bancorp, to the Federal Reserve.  These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs.  These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
We did not repurchase any shares of our common stock during the quarter ended June 30, 2010 or through July 26, 2010.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior OTS approval pursuant to an informal regulatory agreement with the OTS.

Item 3.                      Defaults Upon Senior Securities

(a)	None.

(b)	Not applicable.

Item 4.                      (Removed and Reserved)

Item 5.                      Other Information

On June 3, 2010, the Company announced the appointment of Jerry A. Weberling as Executive Vice President and Chief Financial Officer of the Company and Citizens Financial Bank.  The terms of Mr. Weberling’s employment included a base salary of $220,000; participation in the Company’s 2010 Performance-based Cash Incentive Plan with a targeted incentive of 19% of base salary earned during 2010 weighted 60% to achievement of Company diluted EPS goals and 40% based on individual goals; and an award of 1,370 restricted performance-based shares and 5,913 restricted service-based shares under the Company’s 2008 Omnibus Equity Incentive Plan.  Mr. Weberling also entered into a change in control agreement (a copy of which is filed as an exhibit to this Form 10-Q).  Additional information relating to the Company’s 2010 Performance-based Cash Incentive Plan, the restricted performance-based share and restricted service-based share awards, and the change in control agreement may be found in the Company’s proxy statement dated March 17, 2010, Quarterly Report on Form 10-Q for the first quarter of 2010, and the Company’s Current Report on Form 8-K filed June 3, 2010.

Item 6.                      Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.22	Separation Agreement between CFS Bancorp, Inc., Citizens Financial Bank, and Charles V. Cole
10.23	Change in Control Agreement between CFS Bancorp, Inc., Citizens Financial Bank, and Jerry A. Weberling
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
____________
(1)	Incorporated herein by Reference to the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 25, 2005 (File No. 000-24611).
(2)	Incorporated herein by Reference to the Company’s Form 8-K filed with the SEC on July 31, 2009.
(3)	Incorporated herein by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFS BANCORP, INC.

Date: July 28, 2010	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: July 28, 2010	By:	/s/ Jerry A. Weberling
Jerry A. Weberling, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

                                                                           10.22        Separation Agreement between CFS Bancorp, Inc., Citizens Financial Bank, and Charles V. Cole
                                                                                 10.23        Change in Control Agreement between CFS Bancorp, Inc., Citizens Financial Bank, and Jerry A. Weberling
31.1    Rule 13a-14(a) Certification of Chief Executive Officer
 31.2    Rule 13a-14(a) Certification of Chief Financial Officer
              32.0    Section 1350 Certification