Form 10-Q
period 2010-10-27
CFS BANCORP INC
filed 2010-10-28
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

The Registrant had 10,851,724 shares of Common Stock outstanding as of October 27, 2010.

CFS BANCORP, INC.

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition
 (Dollars in thousands)

	September 30, 2010	December 31, 2009
ASSETS	(Unaudited)
Cash and amounts due from depository institutions	$23,098	$24,041
Interest bearing deposits	29,120	387
Cash and cash equivalents	52,218	24,428
Investment securities available-for-sale, at fair value	210,717	188,781
Investment securities held-to-maturity, at cost	11,831	5,000
Investment in Federal Home Loan Bank stock, at cost	23,944	23,944
Loans receivable, net of unearned fees	724,137	762,386
Allowance for loan losses	(17,485)	(19,461)
Net loans	706,652	742,925
Loans held for sale	4,425	―
Accrued interest receivable	3,315	3,469
Other real estate owned	24,211	9,242
Office properties and equipment	20,611	20,382
Investment in bank-owned life insurance	35,273	34,575
Net deferred tax assets	17,130	18,036
Other assets	9,152	10,733
Total assets	$1,119,479	$1,081,515

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$929,856	$849,758
Borrowed funds	64,199	111,808
Advance payments by borrowers for taxes and insurance	5,952	4,322
Other liabilities	5,592	5,254
Total liabilities	1,005,599	971,142
Commitments and contingencies	―	―
Shareholders’ equity:
Preferred stock, $0.01 par value; 15,000,000 shares authorized	―	―
Common stock, $0.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,851,724 and 10,771,061 shares outstanding	234	234
Additional paid-in capital	187,075	188,930
Retained earnings	82,783	80,564
Treasury stock, at cost; 12,571,582 and 12,652,245 shares	(155,022)	(157,041)
Accumulated other comprehensive loss, net of tax	(1,190)	(2,314)
Total shareholders’ equity	113,880	110,373
Total liabilities and shareholders’ equity	$1,119,479	$1,081,515

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)
(Dollars in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans	$9,199	$9,648	$28,503	$29,400
Investment securities	2,176	2,742	6,552	8,805
Other	90	195	337	575
Total interest income	11,465	12,585	35,392	38,780
Interest expense:
Deposits	2,143	2,431	6,342	8,276
Borrowed funds	436	758	1,392	2,598
Total interest expense	2,579	3,189	7,734	10,874
Net interest income	8,886	9,396	27,658	27,906
Provision for loan losses	525	9,430	3,052	10,767
Net interest income (loss) after provision for loan losses	8,361	(34)	24,606	17,139
Non-interest income:
Service charges and other fees	1,290	1,479	3,830	4,154
Card-based fees	475	429	1,398	1,249
Commission income	40	56	140	197
Net gain on sale of investment securities	―	321	456	1,041
Net gain (loss) on sale of other assets	2	(15)	14	(21)
Income from bank-owned life insurance	217	218	702	552
Other income	112	112	392	504
Total non-interest income	2,136	2,600	6,932	7,676
Non-interest expense:
Compensation and employee benefits	4,709	4,505	13,928	14,758
Net occupancy expense	691	763	2,097	2,410
FDIC insurance premiums and OTS assessments	623	574	1,891	1,540
Professional fees	512	662	1,850	1,433
Furniture and equipment expense	488	526	1,547	1,581
Data processing	443	407	1,316	1,246
Marketing	189	155	519	571
OREO related expense	479	1,343	1,377	1,754
Loan collection expense	156	290	478	818
Severance and early retirement expense	88	―	528	―
FDIC special insurance premium assessment	―	―	―	495
Other general and administrative expenses	1,068	1,023	2,990	3,013
Total non-interest expense	9,446	10,248	28,521	29,619
Income (loss) before income taxes	1,051	(7,682)	3,017	(4,804)
Income tax expense (benefit)	188	(3,011)	475	(2,264)
Net income (loss)	$863	$(4,671)	$2,542	$(2,540)

Per share data:
Basic earnings (loss) per share	$.08	$(.44)	$.24	$(.24)
Diluted earnings (loss) per share	.08	(.44)	.24	(.24)
Cash dividends declared per share	.01	.01	.03	.03
Weighted-average common and common share
equivalents outstanding:
Basic	10,657,719	10,603,828	10,626,890	10,563,814
Diluted	10,707,163	10,695,719	10,701,072	10,674,247

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
(Dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held By ESOP		Accum- ulated Other Compre-hensive Income (Loss)	Total
Balance at January 1, 2009	$234	$189,211	$81,525	$(157,466)		$(832)	$(863)	$111,809
Net loss	―	―	(2,540)	―		―	―	(2,540)
Other comprehensive loss: Change in unrealized depreciation on investment securities available-for-sale, net of reclassification and tax	―	―	―	―		―	(436)	(436)
Total comprehensive loss	―	―	―	―		―	―	(2,976)
Net purchases of Rabbi Trust shares	―	(414)	―	958		―	―	544
Shares earned under ESOP	―	(401)	―	―		832	―	431
Amortization of award under RRP	―	1	―	―		―	―	1
Forfeiture of RRP award	―	906	18	(906)		―	―	18
Unearned compensation restricted stock awards	―	(373)	―	373		―	―	―
Dividends declared on common stock ($.03 per share)	―	―	(328)	―		―	―	(328)
Balance at September 30, 2009	$234	$188,930	$78,675	$(157,041)	$	―	$(1,299)	$109,499

Balance at January 1, 2010	$234	$188,930	$80,564	$(157,041)	$	―	$(2,314)	$110,373
Net income	―	―	2,542	―		―	―	2,542
Other comprehensive income: Change in unrealized depreciation on investment securities available-for-sale, net of reclassification and tax	―	―	―	―		―	1,124	1,124
Total comprehensive income	―	―	―	―		―	―	3,666
Net distribution of Rabbi Trust shares	―	(447)	―	447		―	―	―
Forfeiture of restricted stock awards	―	295	4	(295)		―	―	4
Vesting of restricted stock awards	―	164	―	―		―	―	164
Unearned compensation restricted stock awards	―	(436)	―	436		―	―	―
Reclassification of treasury stock issuances of restricted stock at average cost	―	(1,431)	―	1,431		―	―	―
Dividends declared on common stock ($.03 per share)	―	―	(327)	―		―	―	(327)
Balance at September 30, 2010	$234	$187,075	$82,783	$(155,022)	$	―	$(1,190)	$113,880

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
OPERATING ACTIVITIES:
Net income	$2,542	$(2,540)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,052	10,767
Depreciation and amortization	1,200	1,171
Premium amortization on the early extinguishment of debt	―	157
Net discount accretion on investment securities available-for-sale	(406)	(1,136)
Net premium amortization on investment securities held-to-maturity	125	―
Deferred income tax expense (benefit)	386	(1,145)
Share-based compensation	―	432
Origination of loans held-for-sale	(4,144)	―
Net gain on sale of investment securities	(456)	(1,041)
Net (gain) loss on sale of other assets	(14)	21
Increase in cash surrender value of bank-owned life insurance	(702)	(552)
Decrease in other assets	2,336	1,483
Increase in other liabilities	521	695
Net cash provided by operating activities	4,440	8,312
INVESTING ACTIVITIES:
Investment securities, available-for-sale:
Proceeds from sales	9,603	11,657
Proceeds from maturities and paydowns	61,744	66,550
Purchases	(90,724)	(31,429)
Investment securities, held-to-maturity:
Proceeds from maturities and paydowns	1,500	940
Purchases	(8,456)	―
Net loan repayments (fundings)	16,262	(9,940)
Proceeds from sale of other real estate owned	1,144	408
Proceeds from bank-owned life insurance	―	496
Purchases of property and equipment	(1,429)	(1,993)
Net cash provided by (used for) investing activities	(10,356)	36,689
FINANCING ACTIVITIES:
Net increase in deposit accounts	80,012	23,007
Proceeds from Federal Home Loan Bank borrowed funds	18,000	119,000
Repayments of Federal Home Loan Bank borrowed funds	(55,242)	(177,226)
Decrease in short-term borrowed funds	(10,367)	(9,511)
Dividends paid on common stock	(327)	(649)
Net increase in advance payments by borrowers for taxes and insurance	1,630	3,029
Net disposition of Rabbi Trust shares	―	544
Net cash provided by (used for) financing activities	33,706	(41,806)
Increase in cash and cash equivalents	27,790	3,195
Cash and cash equivalents at beginning of period	24,428	19,106
Cash and cash equivalents at end of period	$52,218	$22,301

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (continued)
(Unaudited)
(Dollars in thousands)

Supplemental disclosures:
Loans transferred to other real estate owned	$16,741	$6,012
Cash paid for interest on deposits	6,344	8,417
Cash paid for interest on borrowed funds	1,425	2,483
Cash paid for taxes	1,075	460

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for the year ending December 31, 2010.  The September 30, 2010 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except share and per share data)
Net income (loss)	$863	$(4,671)	$2,542	$(2,540)

Weighted-average common shares:
Outstanding	10,657,719	10,603,828	10,626,890	10,563,814
Equivalents	49,444	91,891	74,182	110,433
Total	10,707,163	10,695,719	10,701,072	10,674,247

Earnings (loss) per share:
Basic	$.08	$(.44)	$.24	$(.24)
Diluted	.08	(.44)	.24	(.24)

Number of anti-dilutive stock options excluded from the diluted earnings (loss) per share calculation	651,995	778,795	681,336	898,824
Weighted-average exercise price of anti-dilutive option shares	$13.44	$13.08	$13.37	$12.69

3.	Investment Securities

The amortized cost of investment securities available-for-sale and their fair values are as follows for the periods indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At September 30, 2010:
U.S. Treasury securities	$9,000	$9,050	$105	$	―	$9,155
Government sponsored entity (GSE) securities	38,800	39,490	1,043		―	40,533
Corporate bonds	4,000	3,614	―		(62)	3,552
Collateralized mortgage obligations	67,423	64,546	2,466		(243)	66,769
Commercial mortgage-backed securities	68,633	69,290	2,453		―	71,743
Pooled trust preferred securities	29,760	26,764	―		(7,851)	18,913
GSE preferred stock	5,837	―	52		―	52
	$223,453	$212,754	$6,119		$(8,156)	$210,717

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At December 31, 2009:
Government sponsored entity (GSE) securities	$40,450	$40,374	$1,083	$	―	$41,457
Mortgage-backed securities	9,527	9,426	409		―	9,835
Collateralized mortgage obligations	67,307	66,413	1,336		(981)	66,768
Commercial mortgage-backed securities	49,722	49,210	1,347		(35)	50,522
Pooled trust preferred securities	30,223	27,093	―		(7,081)	20,012
GSE preferred stock	5,837	―	187		―	187
	$203,066	$192,516	$4,362		$(8,097)	$188,781

Investment securities available-for-sale with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated.

	September 30, 2010
	Less than 12 Months		12 Months or More				Total
	Fair Value	Unrealized Losses	Fair Value		Unrealized Losses		Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate bonds	$3,552	$(62)	$	―	$	―	$3,552	$(62)
Collateralized mortgage obligations	7,832	(83)		3,431		(160)	11,263	(243)
Pooled trust preferred securities	―	―		18,913		(7,851)	18,913	(7,851)
	$11,384	$(145)		$22,344		$(8,011)	$33,728	$(8,156)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$12,461	$(201)	$14,764	$(780)	$27,225	$(981)
Commercial mortgage-backed securities	1,598	(35)	―	―	1,598	(35)
Pooled trust preferred securities	―	―	20,012	(7,081)	20,012	(7,081)
	$14,059	$(236)	$34,776	$(7,861)	$48,835	$(8,097)

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

At September 30, 2010, the Company’s collateralized mortgage obligations consisted of $15.0 million in agency-issued investment securities and $49.5 million in non-agency (private-issued) investment securities.  In management’s belief, the decline in value is primarily attributable to changes in market interest rates and macroeconomic conditions affecting liquidity of these investment securities and not necessarily the expected cash flows of the individual investment securities. The fair value of these investment securities is expected to recover as the investment securities approach their maturity date.

At September 30, 2010, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.  We may from time to time dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at September 30, 2010 did not constitute other-than-temporary impairments.

At September 30, 2010, the Company had asset-backed investment securities with an amortized cost of $7.8 million and state and municipal investment securities with an amortized cost of $4.0 million that were classified as held-to-maturity.  At December 31, 2009, the Company’s held-to-maturity investment securities consisted of state and municipal investment securities with an amortized cost of $5.0 million.  The gross unrealized holding gains on the held-to-maturity investment securities totaled $465,000 and $179,000, respectively, at September 30, 2010 and December 31, 2009.

The amortized cost and fair value of investment securities at September 30, 2010, by contractual maturity, are shown in the tables below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasury securities:
Due after one year through five years	$9,050	$9,155
GSE securities:
Due in one year or less	12,499	12,649
Due after one year through five years	26,991	27,884
Corporate bonds:
Due after one year through five years	3,614	3,552
Collateralized mortgage obligations	64,546	66,769
Commercial mortgage-backed securities	69,290	71,743
Pooled trust preferred securities	26,764	18,913
GSE preferred stock	―	52
	$212,754	$210,717

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Asset backed securities:
Due after five years	$7,831	$8,181
State and municipal securities:
Due in one year or less	2,000	2,028
Due after one year through five years	2,000	2,087
	$11,831	$12,296

The carrying value of investment securities pledged as collateral to secure public deposits and for other purposes at September 30, 2010 and December 31, 2009 was $49.4 million and $58.8 million,

respectively.  Other than the U.S. Government, its agencies, and GSEs, there were no other holdings of investment securities of any one issuer in an amount greater than 10% of shareholders’ equity.

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

	Fair Value Measurements at September 30, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$9,155	$	―	$9,155	$	―
Government sponsored entity (GSE) securities	40,533		―	40,533		―
Corporate bonds	3,552		―	3,552		―
Collateralized mortgage obligations	66,769		―	66,769		―
Commercial mortgage-backed securities	71,743		―	71,743		―
Pooled trust preferred securities	18,913		―	―		18,913
GSE preferred stock	52		52	―		―

	Fair Value Measurements at December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
Government sponsored entity (GSE) securities	$41,457	$	―	$41,457	$	―
Mortgage-backed securities	9,835		―	9,835		―
Collateralized mortgage obligations	66,768		―	66,768		―
Commercial mortgage-backed securities	50,522		―	50,522		―
Pooled trust preferred securities	20,012		―	―		20,012
GSE preferred stock	187		187	―		―

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

Level 3 models are utilized when quoted prices are not available for certain investment securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value.  As such, fair value is determined by using discounted cash flow analysis models, incorporating default rate assumptions, estimations of prepayment characteristics, and implied volatilities.

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities.  The markets for these securities and for similar securities at September 30, 2010 were not active.  Given the limited number of observable transactions in the secondary market and the absence of a new issue market, management has determined an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

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

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Investment Securities Available-for-Sale
	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
	(Dollars in thousands)
Balance at beginning of period	$20,124	$20,012
Total realized and unrealized losses:
Included in accumulated other comprehensive loss	(1,107)	(771)
Purchases, sales, issuances and settlements, net	(104)	(328)
Balance at end of period	$18,913	$18,913

	Investment Securities Available-for-Sale
	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
	(Dollars in thousands)
Balance at beginning of period	$25,832	$24,133
Total realized and unrealized losses:
Included in accumulated other comprehensive loss	(4,749)	(2,700)
Purchases, sales, issuances and settlements, net	(129)	(479)
Balance at end of period	$20,954	$20,954

The following tables set forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated.

	Fair Value Measurements at September 30, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$16,314	$	―	$	―	$16,314
Other real estate owned	13,087		―		―	13,087

	Fair Value Measurements at December 31, 2009
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$29,411	$	―	$	―	$29,411
Other real estate owned	1,740		―		―	1,740

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the third quarter of 2010.  These impaired loans were carried at estimated fair value using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The decrease in the fair value of impaired loans that were valued using Level 3 inputs was approximately $102,000 and $3.7 million for the three and nine months ended September 30, 2010, respectively.  This loss is not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The fair value of the Company’s other real estate owned is determined by using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  The decrease in fair value of other real estate owned was $210,000 and $642,000 for the three and nine months ended September 30, 2010, respectively, which was recorded directly as an adjustment to current earnings through other real estate owned (OREO) related expenses.

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

The carrying amounts and fair values of financial instruments consist of the following:

	September 30,		December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets
Cash and cash equivalents	$52,218	$52,218	$24,428	$24,428
Investment securities, available-for-sale	210,717	210,717	188,781	188,781
Investment securities, held-to-maturity	11,831	12,295	5,000	5,179
Federal Home Loan Bank stock	23,944	23,944	23,944	23,944
Loans receivable, net of allowance for loan losses	706,652	711,516	742,925	745,594
Loans held for sale	4,425	4,610	—	—
Accrued interest receivable	3,315	3,315	3,469	3,469
Total financial assets	$1,013,102	$1,018,615	$988,547	$991,395
Financial Liabilities
Deposits	$929,856	$930,809	$849,758	$850,894
Borrowed funds	64,199	67,111	111,808	113,379
Accrued interest payable	110	110	145	145
Total financial liabilities	$994,165	$998,030	$961,711	$964,418

The carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, and accrued interest receivable and payable.  Investment securities fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models.  The fair values for variable-rate and fixed-rate loans are estimated using discounted cash flow analyses.  Cash flows are adjusted for estimated prepayments where appropriate and are discounted using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.  The fair values for loans held for sale are based on secondary market pricing quotes.

The fair value of checking, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.  The fair value of borrowed funds is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Company’s off-

balance sheet instruments, including lending commitments, letters of credit, and credit enhancements, approximates their book value and is not included in the above table.

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

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there were 64,500 shares that had not yet been issued or were forfeited, cancelled, or unexercised at the end of the option term under the 2003 Stock Option Plan that are available for any type of stock-based awards in the future under the Equity Incentive Plan.  At September 30, 2010, 184,590 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

The following table presents the activity for restricted stock for the nine months ended September 30, 2010.

		Number of Shares	Weighted-Average Grant- Date Fair Value
Unvested at December 31, 2009		165,664	$6.04
2010 awards:
Granted	120,392		3.62
Forfeited	(10,132)		3.49
Net 2010 grant awards		110,260	3.63
Vested		(14,883)	13.70
Forfeited		(73,014)	3.56
Unvested at September 30, 2010		188,027	$4.98

The compensation expense related to restricted stock for the three months ended September 30, 2010 and 2009 totaled $63,000 and $61,000, respectively.  The compensation expense for the nine months ended September 30, 2010 and 2009 totaled $181,000 and $173,000, respectively.  At September 30, 2010, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $937,000.  This cost is expected to be recognized over a weighted-average period of 3.0 years which is subject to the actual number of shares earned and vested.

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

The following table presents the activity under the Company’s stock option plans for the nine months ended September 30, 2010.

	Number of Shares	Weighted-Average Exercise Price
Options outstanding at December 31, 2009	769,795	$13.08
Granted	―	―
Exercised	―	―
Forfeited	(3,000)	13.48
Expired unexercised	(114,800)	11.00
Options outstanding at September 30, 2010	651,995	$13.44

Options exercisable at September 30, 2010	651,995	$13.44

For stock options outstanding at September 30, 2010, the range of exercise prices was $10.44 to $14.76 and the weighted-average remaining contractual term was 2.7 years.  At September 30, 2010, all of the Company’s outstanding stock options were out-of-the-money.  There were no stock options exercised during the nine months ended September 30, 2010 and 2009.  The Company reissues treasury shares to satisfy option exercises.

6.	Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$513	$(2,221)	$2,154	$247
Related income tax benefit (expense)	(161)	869	(729)	(16)
Net unrealized gains (losses)	352	(1,352)	1,425	231
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	―	321	456	1,041
Related income tax expense	―	(109)	(155)	(374)
Net realized gains	―	212	301	667
Change in other comprehensive income (loss)	$352	$(1,564)	$1,124	$(436)

7.	Recent Accounting Pronouncements

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

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):  Improving Disclosures about Fair Value Measurements.  ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others.  It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers.  It will also require the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis.  The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements.  The Company’s disclosures about fair value measurements are presented in Note 4:  Fair Value Measurements.  These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010.  There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

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

Allowance for loan losses.  We maintain our allowance for loan losses at a level we believe is appropriate to absorb credit losses inherent in our loan portfolio.  The allowance for loan losses represents our estimate of probable incurred losses in our loan portfolio at each statement of condition date and is based on our review of available and relevant information.

The first component of our allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables.  We individually evaluate for impairment all loans over $750,000 and classified substandard.  Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If we determine a loan is collateral-dependent, we will charge-off any identified collateral short fall against the allowance for loan losses.

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

Loan losses are charged off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged off are credited to the allowance.  We assess the adequacy of the allowance for loan losses on a quarterly basis and adjust the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level we deem appropriate.  Our evaluation of the adequacy of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from our estimates, an additional provision for loan losses could be required which could adversely affect earnings or our financial position in future periods.  The Office of Thrift Supervision (OTS) could require us to make additional provisions for loan losses.

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

The fair values of our investment securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs.  Certain of the fair values of investment securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the investment securities.  These models are utilized when quoted prices are not available for certain investment securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third-party pricing services, our judgment is necessary to determine fair value.  As such, fair value is determined by using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics, and implied volatilities.

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

Under GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At September 30, 2010, we conducted an extensive analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary, largely based on our projections of future taxable income and available tax planning strategies.  Additional positive evidence considered in our analysis was our long-term history of generating taxable income, including four straight quarters of taxable income at September 30, 2010; the industry in which we operate is cyclical in nature, as a result, recent losses are not expected to have a significant long-term impact on our profitability; the fact that recent losses were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, most recently a federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (nineteen years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois).  We concluded that the aforementioned positive evidence outweighs the negative evidence of cumulative losses over the past three years.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We believe our tax liabilities and assets are adequate and are properly recorded in the condensed consolidated financial statements at September 30, 2010.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Performance Overview

The following table provides selected financial information and performance information for the three months and nine months ended September 30, 2010 and September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Net income (loss)	$863	$(4,671)	$2,542	$(2,540)
Diluted earnings (loss) per share	.08	(.44)	.24	(.24)
Pre-tax, pre-provision earnings from core operations (1)	2,297	3,075	7,982	8,010
Return on average assets (2)	.31%	(1.70)%	.31%	(.31)%
Return on average equity (2)	3.03	(16.06)	3.03	(3.00)
Average interest-earning assets	$997,279	$996,382	$989,290	$1,013,786
Net interest income	8,886	9,396	27,658	27,906
Net interest margin	3.54%	3.74%	3.74%	3.68%
Non-interest income	$2,136	$2,600	$6,932	$7,676
Non-interest expense	9,446	10,248	28,521	29,619
Efficiency ratio (3)	85.72%	87.66%	83.59%	85.70%

(1) See “Non-GAAP Financial Information” on page 26.
(2) Annualized.
(3) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sales of investment securities and other assets.

	September 30, 2010	December 31, 2009	September 30, 2009
Book value per share	$10.49	$10.25	$10.16
Shareholders’ equity to total assets	10.17%	10.21%	10.15%
Tangible capital ratio (Bank only)	8.91	8.88	8.63
Core capital ratio (Bank only)	8.91	8.88	8.63
Risk based capital ratio (Bank only)	13.21	12.35	11.91

The following discussion and analysis presents the more significant factors affecting our financial condition as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

During the third quarter of 2010, we recorded net income of $863,000, or $.08 per diluted share, which represents our fourth consecutive quarter of positive earnings.  We continue to see progress in our core banking operations as a result of our Strategic Growth and Diversification Plan and we are making progress in our business units in executing our strategy.

Improving credit quality remains our number one priority in 2010.  Our loan portfolio mix is improving as the higher risk, targeted contraction portfolios of commercial construction and land development and non-owner occupied commercial real estate loans continue to decrease as a percentage of the commercial portfolio.  We reduced our participations purchased loan exposure during the quarter by $20.3 million to $26.5 million at September 30, 2010 through paydowns totaling $7.9 million and transfers to other real estate owned of $12.3 million.

Our non-performing loans decreased to $56.1 million at September 30, 2010 from $59.0 million at December 31, 2009.  Non-performing loans during the third quarter were positively affected by the above mentioned paydowns and transfers to other real estate owned.  Offsetting these decreases was the transfer to non-accrual of several loans totaling $16.4 million during the third quarter, including two troubled debt restructurings of non-owner occupied commercial real estate loans aggregating $10.1 million that contained modest concessions and are performing in accordance with their agreements.  We anticipate that credit quality-costs, including the provision for loan losses and other real estate owned related costs, will continue to affect reported earnings as we diligently work to reduce non-performing assets.

Our net interest margin for the third quarter of 2010 decreased 20 basis points to 3.54% from 3.74% for the third quarter of 2009.  The net interest margin for the third quarter of 2010 was negatively impacted by lower yields on loans receivable and investment securities, as well as the Bank having higher levels of liquidity due to a combination of strong deposit growth and loan portfolio shrinkage.  The yield on loans receivable declined due to several large loan payoffs during 2010 along with the reduction in interest income related to new non-accrual loans.  The yield on investment securities declined due to reinvesting proceeds from maturing investment securities and loan payoffs in lower yielding investments as market interest rates declined significantly to new lows.  The decrease in earning asset yields was partially offset by a 5 basis point decrease in the cost of interest bearing deposits.

We continue to have success in growing core deposits through many channels including enhancing our brand recognition within our communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding our experienced sales team accountable for growing deposits and relationships.  We increased our core deposits, excluding municipal core deposits, at September 30, 2010 by $39.1 million, or 8.8%, from December 31, 2009 and by $44.0 million, or 10.0%, from September 30, 2009.  The increase in core deposits has strengthened our balance sheet and enhanced our liquidity by allowing us to pay maturing Federal Home Loan Bank (FHLB) borrowed funds during the year.

Our tangible, core, and risk-based capital ratios exceeded “minimum” and “well capitalized” for regulatory capital requirements.  Our tangible common equity at September 30, 2010 was $113.9 million, or 10.17% of tangible assets compared to $110.4 million, or 10.21% of tangible assets, at December 31, 2009.

Progress on Strategic Growth and Diversification Plan

The Company’s Strategic Growth and Diversification Plan is built around four core objectives: decreasing non-performing loans; ensuring costs are appropriate given the Company’s targeted future asset base; growing while diversifying by targeting small and mid-sized business owners for relationship-based banking opportunities; and expanding and deepening the Company’s relationships with its clients by meeting a higher percentage of their financial service needs.

The Company employs a dual strategy in managing its loan portfolio.  The Company continues to focus its efforts on reducing non-performing loans, seeking to either restructure specific non-performing credits or foreclose, obtain title, and transfer the loan to other real estate owned where we can take control of and liquidate the underlying collateral.  For new loan originations, the Company continues to be conservative in its underwriting criteria, resulting in a higher quality loan origination process.  The Company’s ratio of non-performing loans to total loans remained stable compared to December 31, 2009 with loan paydowns and transfers to other real estate owned being offset with new non-accrual loans.

The Company remains strongly focused on its cost structure.  Non-interest expense for the current quarter compared to the second quarter of 2010 decreased $157,000, or 1.6%, and $802,000, or 7.8%, compared to the prior year quarter.  Non-interest expense for the nine months ended September 30, 2010 compared to the prior year period decreased $1.1 million, or 3.7%.

Efforts to grow while diversifying and to expand and deepen client relationships continue but remain constrained by current economic conditions.  The Company has succeeded in increasing targeted growth segments in its portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily, to comprise 49.6% of the commercial loan portfolio at September 30, 2010, up from 46.8%, 39.4%, and 35.6% at December 31, 2009, 2008, and 2007, respectively.  The Company expects to benefit further from this diversification effort once business owners resume borrowing and their line of credit usage moves higher.  The Company’s focus on deepening relationships has emphasized core deposit and relationship-oriented time deposit growth which has resulted in an $80.1 million, or a 9.4%, increase in deposits since December 31, 2009.

Pre-tax, Pre-Provision Earnings from Core Operations

Our pre-tax, pre-provision earnings from core operations totaled $2.3 million for the third quarter of 2010 compared to $3.1 million for the third quarter of 2009.  The current low interest rate environment, relatively flat yield curve, and level of non-performing assets reduced our net interest income during the current quarter.  In addition, lower service charges and other fees due to recent regulatory changes also impacted earnings for the quarter.

For the nine months ended September 30, 2010, pre-tax, pre-provision earnings from core operations was stable at $8.0 million when compared to the nine months ended September 30, 2009.  The current quarter period included lower compensation and employee benefits expense, net occupancy expense, and marketing expense, partially offset by an increase in professional fees related to the proxy contest and moderately lower levels of net interest income and fee related non-interest income.

Non-GAAP Financial Information

The following table reconciles income  (loss) before income taxes in accordance with U.S. generally accepted accounting principles (GAAP) to the non-GAAP measurement of pre-tax, pre-provision earnings from core operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Income (loss) before income taxes	$1,051	$(7,682)	$3,017	$(4,804)
Provision for loan losses	525	9,430	3,052	10,767
Pre-tax, pre-provision earnings	1,576	1,748	6,069	5,963

Add back (subtract):
Net gain on sale of investment securities	―	(321)	(456)	(1,041)
Net (gain) loss on sale of other assets	(2)	15	(14)	21
OREO related expense	479	1,343	1,377	1,754
Loan collection expense	156	290	478	818
Severance and early retirement expense	88	―	528	―
FDIC special insurance premium assessment	―	―	―	495

Pre-tax, pre-provision earnings from core operations	$2,297	$3,075	$7,982	$8,010

Pre-tax, pre-provision earnings from core operations to average assets	.82%	1.12%	.97%	.97%

The Company’s accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP) and general practice within the banking industry.  Management uses certain non-GAAP financial measures to evaluate the Company’s financial performance and has provided the non-GAAP financial measures of pre-tax, pre-provision earnings from core operations and pre-tax, pre-provision earnings from core operations to average assets.  In these non-GAAP financial measures, the provision for loan losses, OREO related expense, loan collection expense, and certain other items, such as gains and losses on sales of investment securities and other assets, severance and early retirement expense, and FDIC special insurance premium assessment, are excluded from the determination of core operating results.  Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from core operations period to period and allows management and others to assess the Company’s ability to generate earnings to cover credit costs.  Although these non-GAAP financial measures are intended to enhance investors understanding of the Company’s business performance, these should not be considered as an alternative to GAAP.

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

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$744,316	$9,199	4.90%	$747,828	$9,648	5.12%
Investment securities (2)	216,393	2,176	3.93	222,025	2,742	4.83
Other interest-earning assets (3)	36,570	90	0.98	26,529	195	2.92
Total interest-earning assets	997,279	11,465	4.56	996,382	12,585	5.01

Non-interest earning assets	114,363			92,728
Total assets	$1,111,642			$1,089,110

Interest bearing liabilities:
Deposits:
Checking accounts	$145,471	120	0.33	$133,719	74	0.22
Money market accounts	159,445	245	0.61	154,347	263	0.68
Savings accounts	120,486	80	0.26	118,134	98	0.33
Certificates of deposit	404,586	1,698	1.67	364,876	1,996	2.17
Total deposits	829,988	2,143	1.02	771,076	2,431	1.25

Borrowed funds:
Other short-term borrowed funds (4)	14,122	19	0.53	11,969	24	0.80
FHLB borrowed funds	55,572	417	2.94	104,253	734	2.76
Total borrowed funds	69,694	436	2.45	116,222	758	2.55
Total interest bearing liabilities	899,682	2,579	1.14	887,298	3,189	1.43
Non-interest bearing deposits	87,654			69,341
Non-interest bearing other liabilities	11,161			17,060
Total liabilities	998,497			973,699
Shareholders’ equity	113,145			115,411
Total liabilities and shareholders’ equity	$1,111,642			$1,089,110
Net interest-earning assets	$97,597			$109,084
Net interest income / interest rate spread		$8,886	3.42%		$9,396	3.58%
Net interest margin			3.54%			3.74%
Ratio of average interest-earning assets to average interest bearing liabilities			110.85%			112.29%

(1)	Loans receivable include non-performing loans, interest on which is recognized on a cash basis.
(2)	Investment securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold, and interest-earning bank deposits.
(4)	Includes federal funds purchased, overnight borrowed funds from the Federal Reserve Bank discount window, and repurchase agreements (Repo Sweeps).

	Nine Months Ended September 30,
	2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$754,145	$28,503	5.05%	$750,930	$29,400	5.23%
Investment securities (2)	204,392	6,552	4.23	232,953	8,805	4.98
Other interest-earning assets (3)	30,753	337	1.47	29,903	575	2.57
Total interest-earning assets	989,290	35,392	4.78	1,013,786	38,780	5.11

Non-interest earning assets	105,755			87,242
Total assets	$1,095,045			$1,101,028

Interest bearing liabilities:
Deposits:
Checking accounts	$144,661	240	0.22	$127,032	281	0.30
Money market accounts	149,519	750	0.67	158,125	881	0.74
Savings accounts	118,243	273	0.31	118,216	304	0.34
Certificates of deposit	389,824	5,079	1.74	367,274	6,810	2.48
Total deposits	802,247	6,342	1.06	770,647	8,276	1.44

Borrowed funds:
Other short-term borrowed funds (4)	14,823	56	0.51	13,412	77	0.77
FHLB borrowed funds	65,190	1,336	2.70	122,727	2,521	2.71
Total borrowed funds	80,013	1,392	2.29	136,139	2,598	2.52
Total interest bearing liabilities	882,260	7,734	1.17	906,786	10,874	1.60
Non-interest bearing deposits	90,041			65,919
Non-interest bearing other liabilities	10,683			15,168
Total liabilities	982,984			987,873
Shareholders’ equity	112,061			113,155
Total liabilities and shareholders’ equity	$1,095,045			$1,101,028
Net interest-earning assets	$107,030			$107,000
Net interest income / interest rate spread		$27,658	3.61%		$27,906	3.51%
Net interest margin			3.74%			3.68%
Ratio of average interest-earning assets to average interest bearing liabilities			112.13%			111.80%

(1)	Loans receivable include non-performing loans, interest on which is recognized on a cash basis.
(2)	Investment securities are based on amortized cost.
(3)	Includes FHLB stock, money market accounts, federal funds sold, and interest-earning bank deposits.
(4)	Includes federal funds purchased, overnight borrowed funds from the Federal Reserve Bank discount window, and Repo Sweeps.

Rate / Volume Analysis of Net Interest Income

The following table shows the impact of changes in the volume of interest-earning assets and interest bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated.  Changes attributable to the combined impact of rate and volume have been allocated proportional to the changes due to rate and changes due to volume.

	September 30, 2010 compared to September 30, 2009
	Three Months Ended			Nine Months Ended
	Increase (decrease) due to
	Rate	Volume	Total Change	Rate	Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(404)	$(45)	$(449)	$(1,023)	$125	$(897)
Investment securities	(498)	(68)	(566)	(1,246)	(1,007)	(2,253)
Other interest-earning assets	(161)	56	(105)	(254)	16	(238)
Total	(1,063)	(57)	(1,120)	(2,523)	(866)	(3,388)

Interest expense:
Deposits:
Checking accounts	39	7	46	(76)	35	(41)
Money market accounts	(27)	9	(18)	(85)	(46)	(131)
Savings accounts	(20)	2	(18)	(31)	–	(31)
Certificates of deposit	(499)	201	(298)	(2,128)	397	(1,731)
Total deposits	(507)	219	(288)	(2,320)	386	(1,934)
Borrowed funds:
Other short-term borrowed funds	(9)	4	(5)	(28)	7	(21)
FHLB borrowed funds	46	(363)	(317)	(6)	(1,179)	(1,185)
Total borrowed funds	37	(359)	(322)	(34)	(1,172)	(1,206)
Total	(470)	(140)	(610)	(2,354)	(786)	(3,140)
Net change in net interest income	$(593)	$83	$(510)	$(169)	$(80)	$(248)

Net Interest Income and Net Interest Margin

Net Interest Margin. The net interest margin for the third quarter of 2010 was 3.54% compared to 3.74% for the prior year quarter.  The net interest margin increased six basis points to 3.74% for the year to date period ended September 30, 2010 compared to 3.68% for the prior year period.  Net interest income was $8.9 million for the third quarter of 2010 compared to $9.4 million for the comparable 2009 period.  The net interest margin was negatively impacted during 2010 by lower yields on loans receivable and investment securities, as well as the Bank having higher levels of liquidity due to a combination of strong deposit growth and loan portfolio shrinkage.

Interest Income.  Interest income decreased 8.9% to $11.5 million for the third quarter of 2010 compared to $12.6 million for the prior year quarter.  For the year to date period ended September 30, 2010, interest income decreased 8.7% to $35.4 million from $38.8 million for the prior year period.  The decrease was primarily due to lower average balances of investment securities and the current lower interest rate environment which reduced the yields on loans receivable and investment securities.  The yield on loans receivable decreased due to several large payoffs and a reduction in interest income related to new non-accrual loans.  The yield on investment securities declined due to reinvesting maturing investment securities and loan payoff proceeds in lower yielding investments as market interest rates declined significantly to new lows.  In addition, the Bank is currently holding higher levels of short-term liquid investments due to the lack of desirable investment alternatives in the current interest rate environment.

Interest Expense.  Interest expense decreased 19.1% to $2.6 million for the third quarter of 2010 compared to $3.2 million for the prior year quarter.  For the year to date period ended September 30, 2010, interest expense decreased 28.9% to $7.7 million from $10.9 million for prior year period.  Interest expense was positively affected by continued lower market interest rates during 2010 and decreases in the average balance of borrowed funds.

Interest expense on deposits decreased 11.8% and 23.4% to $2.1 million and $6.3 million, respectively, for the third quarter and year to date period ended September 30, 2010 from $2.4 million and $8.3 million, respectively, for the prior year periods.  The weighted-average cost of deposits decreased 23 and 38 basis points from the prior year periods, respectively, as a result of disciplined pricing on deposits, the repricing of certificates of deposit at lower interest rates, and increases in the average balance of non-interest bearing deposits, which was partially offset by increases in the average balance of interest bearing deposits.

Interest expense on borrowed funds decreased 42.5% and 46.4% to $436,000 and $1.4 million, respectively, for the third quarter and year to date period ended September 30, 2010 from $758,000 and $2.6 million, respectively, for the prior year periods.  The decrease was primarily due to a reduction in the average balance of borrowed funds of 40.0% and 41.2%, respectively, during the 2010 periods compared to the prior year periods as we continue to strengthen our balance sheet and enhance our liquidity position by replacing this funding source with core deposits.  The weighted-average cost of borrowed funds decreased 10 and 23 basis points for the 2010 periods, respectively, as a result of downward repricing due to lower market interest rates.

Provision for loan losses

The Company’s provision for loan losses was $525,000 for the third quarter of 2010 compared to $9.4 million for the prior year quarter.  The Company’s provision for loan losses was $3.1 million compared to $10.8 million, respectively, for the year to date periods ended September 30, 2010 and 2009.  For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest income

The following tables identify the changes in non-interest income for the periods presented:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,290	$1,479	$(189)	(12.8)%
Card-based fees	475	429	46	10.7
Commission income	40	56	(16)	(28.6)
Subtotal fee based revenues	1,805	1,964	(159)	(8.1)
Income from bank-owned life insurance	217	218	(1)	(0.5)
Other income	112	112	―	―
Subtotal	2,134	2,294	(160)	(7.0)
Net gain on sale of investment securities	―	321	(321)	(100.0)
Net gain (loss) on sale of other assets	2	(15)	17	NM
Total non-interest income	$2,136	$2,600	$(464)	(17.8)%

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$3,830	$4,154	$(324)	(7.8)%
Card-based fees	1,398	1,249	149	11.9
Commission income	140	197	(57)	(28.9)
Subtotal fee based revenues	5,368	5,600	(232)	(4.1)
Income from bank-owned life insurance	702	552	150	27.2
Other income	392	504	(112)	(22.2)
Subtotal	6,462	6,656	(194)	(2.9)
Net gain on sale of investment securities	456	1,041	(585)	(56.2)
Net gain (loss) on sale of other assets	14	(21)	35	NM
Total non-interest income	$6,932	$7,676	$(744)	(9.7)%

Service charges and other fees decreased during the 2010 periods from the comparable 2009 periods from lower volume of non-sufficient funds transactions which is an industry trend that is expected to continue, if not accelerate, due to the recent regulatory changes affecting deposit account  overdraft activity.  Service charges and other fees were also impacted by lower fee income from letters of credit and credit enhancements related to non-owner occupied commercial real estate lending as we strategically reduce our exposure to these types of credits.  Income from bank-owned life insurance increased during the year to date period as a result of repositioning the underlying investment portfolio in the fourth quarter of 2009 into higher yielding assets and the reduction in the face amount of insurance coverage during the first quarter of 2010.  For information related to net gains on sale of investment securities, see “Changes in Financial Condition – Investment Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-interest expense

The following tables identify changes in our non-interest expense for the periods presented:

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$4,239	$3,650	$589	16.1%
Retirement and stock related compensation	176	372	(196)	(52.7)
Medical and life benefits	285	475	(190)	(40.0)
Other employee benefits	9	8	1	12.5
Subtotal compensation and employee benefits	4,709	4,505	204	4.5
Net occupancy expense	691	763	(72)	(9.4)
FDIC insurance premiums and OTS assessments	623	574	49	8.5
Professional fees	512	662	(150)	(22.7)
Furniture and equipment expense	488	526	(38)	(7.2)
Data processing	443	407	36	8.8
Marketing	189	155	34	21.9
OREO related expense	479	1,343	(864)	(64.3)
Loan collection expense	156	290	(134)	(46.2)
Severance and early retirement expense	88	―	88	N/A
Other general and administrative expense	1,068	1,023	45	4.4
Total non-interest expense	$9,446	$10,248	$(802)	(7.8)%

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$12,414	$12,288	$126	1.0%
Retirement and stock related compensation	565	1,373	(808)	(58.8)
Medical and life benefits	910	1,055	(145)	(13.7)
Other employee benefits	39	42	(3)	(7.1)
Subtotal compensation and employee benefits	13,928	14,758	(830)	(5.6)
Net occupancy expense	2,097	2,410	(313)	(13.0)
FDIC insurance premiums and OTS assessments	1,891	1,540	351	22.8
Professional fees	1,850	1,433	417	29.1
Furniture and equipment expense	1,547	1,581	(34)	(2.2)
Data processing	1,316	1,246	70	5.6
Marketing	519	571	(52)	(9.1)
OREO related expense	1,377	1,754	(377)	(21.5)
Loan collection expense	478	818	(340)	(41.6)
Severance and early retirement expense	528	―	528	N/A
FDIC special insurance premium assessment	―	495	(495)	N/A
Other general and administrative expense	2,990	3,013	(23)	(.8)
Total non-interest expense	$28,521	$29,619	$(1,098)	(3.7)%

Compensation and mandatory benefits expense increased $589,000 and $126,000, respectively, for the three and nine month 2010 periods compared to the 2009 periods.  The increase during the third quarter of 2010 was primarily due to a reduction of $600,000 during the third quarter of 2009 in incentive compensation accruals due to the large net loss recorded in the third quarter of 2009.  The increase during the 2010 year to date period was related to the incentive compensation accrual reduction and was partially offset by a decrease in compensation expense of $232,000 from the 2009 period due to the lower number of full-time equivalent employees during 2010 compared to 2009.

Retirement plan expense was lower for the three and nine month 2010 periods due to reductions of $180,000 and $540,000, respectively, in pension expense as the required annual contribution is being funded by an available carryover balance thus reducing our current expense.  In addition, retirement and stock related compensation expense for the nine month 2010 period decreased due to the absence of $235,000 of expense related to our Employee Stock Ownership Plan (ESOP) expense since the ESOP loan was repaid in full during the first quarter of 2009.

Net occupancy expense decreased $72,000 and $313,000 for the three and nine month 2010 periods due to the relocation of our operations center from a leased facility to existing facilities coupled with decreases in office and building maintenance expense.

Our FDIC insurance premiums and OTS assessments increased $49,000 and $351,000 during the three and nine month 2010 periods due to increases in the average balance of deposits from the 2009 periods and the adoption of the FDIC’s Restoration Plan during 2009 which resulted in industry-wide rate increases effective April 1, 2009.

Professional fees decreased $150,000 for the three month 2010 period due to the absence of fees incurred during the third quarter of 2009 related to a shareholder derivative demand made earlier that year.  Professional fees increased $417,000 for the nine month 2010 period as a result of the SEC’s new proxy statement disclosures effective in 2010, the Board of Directors’ review of strategic alternatives, and costs associated with the current year proxy contest and the annual meeting.

Costs related to other real estate owned properties decreased $864,000 and $377,000, respectively, during the three and nine month 2010 periods primarily due to decreased valuation allowances combined with decreases in required expenses on these properties when compared to the 2009 periods.

Loan collection expense decreased $134,000 and $340,000, respectively, for the three and nine month 2010 periods as our balance of non-accrual loans begins to moderate.  These expenses will fluctuate depending on the activity and costs related to collecting and protecting our interests in our non-performing loans.

The aggregate severance and early retirement expense of $528,000 incurred during the nine months ended September 30, 2010, reflects $437,000 from the second quarter, a substantial portion of which related to the separation of the Company’s former chief financial officer during the second quarter of 2010, and amounts incurred during the third quarter, including amounts payable to the daughter of the Company’s Chairman and Chief Executive Officer, in connection with her agreed separation of employment and agreement to forego certain bonus and equity-based compensation, refrain from certain competitive activities, and release claims.

The efficiency ratio improved for both the three and nine month 2010 periods from the prior year periods primarily due to our successful cost control initiatives which resulted in decreases in almost all operating expense categories including compensation and employee benefits, credit related costs, and the absence of the prior year FDIC special insurance premium assessment.  These expense reductions were partially offset by severance and early retirement costs and higher professional fees during the nine month period related to certain corporate matters including the current year’s proxy contest.

Income Tax Expense

Income tax expense totaled $188,000 for the third quarter of 2010 compared to an income tax benefit of $3.0 million for the comparable 2009 period.  Income tax expense for the nine months ended September 30, 2010 was $475,000 compared to an income tax benefit of $2.3 million for the comparable 2009 period.  Our effective income tax rates for the three and nine month periods ended September 30, 2010 were 17.9% and 15.7%, respectively.  Our effective income tax benefit rates for the comparable 2009 periods were 39.2% and 47.1%, respectively.

Changes in Financial Condition

Our total assets at September 30, 2010 increased $38.0 million, or 3.5%, from $1.08 billion at December 31, 2009, primarily in investment securities and cash and cash equivalents as a result of growth in total deposits and a reduction in total loan balances.

	September 30, 2010	December 31, 2009	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$52,218	$24,428	$27,790	113.8%
Investment securities available-for-sale	210,717	188,781	21,936	11.6
Investment securities held-to-maturity	11,831	5,000	6,831	136.6
Investment in FHLB stock	23,944	23,944	―	―
Loans receivable, net	706,652	742,925	(36,273)	(4.9)
Mortgage loans held for sale	4,425	—	4,425	NM
Bank-owned life insurance	35,273	34,575	698	2.0
Other real estate owned	24,211	9,242	14,969	162.0
Other	50,208	52,620	(2,412)	(4.6)
Total assets	$1,119,479	$1,081,515	$37,964	3.5%

Liabilities and Equity:
Deposits	$929,856	$849,758	$80,098	9.4%
Borrowed funds	64,199	111,808	(47,609)	(42.6)
Other liabilities	11,544	9,576	1,968	20.6
Total liabilities	1,005,599	971,142	34,457	3.5
Shareholders’ equity	113,880	110,373	3,507	3.2
Total liabilities and equity	$1,119,479	$1,081,515	$37,964	3.5%

Loans Receivable.   The following table provides the balance and the percentage of loans by category at the dates indicated.

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$71,403	9.9%	$78,600	10.3%	(9.2)%
Commercial real estate – owner occupied	98,440	13.6	99,559	13.1	(1.1)
Commercial real estate – non-owner occupied	207,787	28.7	218,329	28.6	(4.8)
Commercial real estate – multifamily	70,318	9.7	63,008	8.3	11.6
Commercial construction and land development	35,889	4.9	55,733	7.3	(35.6)
Total commercial loans	483,837	66.8	515,229	67.6	(6.1)

Retail loans:
One-to-four family residential	178,769	24.7	185,293	24.3	(3.5)
Home equity lines of credit	55,840	7.7	56,911	7.5	(1.9)
Retail construction and land development	4,085	.6	3,401	.4	20.1
Other	1,606	.2	1,552	.2	3.5
Total retail loans	240,300	33.2	247,157	32.4	(2.8)

Total loans receivable, net of unearned fees	$724,137	100.0%	$762,386	100.0%	(5.0)%

At September 30, 2010, the net loan portfolio included $158.8 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and $222.1 million of loans tied to other indices that reprice at various intervals over the next five years.

Total loan fundings during 2010 were $46.2 million which were more than offset by loan payoffs and repayments of $58.4 million, gross charge-offs of $5.1 million, and transfers to other real estate owned of $16.7 million.  Through the execution of our Strategic Growth and Development Plan, we continue to diversify our loan portfolio and reduce loans not meeting our current defined risk tolerance.  We have increased our targeted segments of the loan portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily, to comprise 49.6% of the commercial loan portfolio at September 30, 2010.  During 2010, these targeted segments were impacted by loan payoffs including four commercial and industrial payoffs totaling $7.2 million, two commercial real estate – owner occupied loan payoffs totaling $5.1 million, and two commercial real estate – multifamily loan payoffs totaling $5.0 million.  In addition, one performing commercial real estate – multifamily purchased participation loan totaling $5.1 million was repaid during the third quarter.  Since December 31, 2009, we have decreased commercial construction and land development and non-owner occupied commercial real estate loans by $30.4 million, or 11.1%.

Historically we had invested, on a participating basis, in loans originated by other lenders and loan syndications to supplement the direct origination of our commercial and construction loan portfolio.  We stopped investing in these types of credits in the second quarter of 2007 due to marginal pricing, increased credit risk, and decreasing collateral values in this segment.  We have had success during 2010 in reducing our exposure on these types of loans by 49.4% since December 31, 2009 through net paydowns/payoffs totaling $9.0 million, charge-offs totaling $3.1 million, and transfers to other real estate owned totaling $13.8 million.  The transfer to other real estate owned of these participation loans allows the lead lender and participant banks to take control of and liquidate the underlying collateral.

Participations and syndication loans outstanding at September 30, 2010 included $9.0 million of commercial construction and land development loans, $17.2 million of loans secured by commercial real estate, and $236,000 of commercial and industrial loans.  Total participations and syndications by state are presented in the table below for the dates indicated.

	September 30, 2010			December 31, 2009
	Count	Amount	% of Total	Count	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	6	$6,197	23.4%	14	$21,964	41.9%	(71.8)%
Indiana	6	5,950	22.4	5	13,149	25.1	(54.7)
Other states	5	14,341	54.2	9	17,252	33.0	(16.9)
Total participations and syndications	17	$26,488	100.0%	28	$52,365	100.0%	(49.4)%

Loans Held for Sale.  At September 30, 2010, we had $4.4 million of conforming one-to-four family mortgage loans held for sale, of which $4.1 million were originated during the third quarter of 2010.  We intend to sell these loans into the secondary market on a servicing-retained basis in the fourth quarter of 2010.

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

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity.  The amortized cost of investment securities available-for-sale and their fair values were as follows at the dates indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At September 30, 2010:
U.S. treasury securities	$9,000	$9,050	$105	$	―	$9,155
Government sponsored entity (GSE) securities	38,800	39,490	1,043		―	40,533
Corporate bonds	4,000	3,614	―		(62)	3,552
Collateralized mortgage obligations	67,423	64,546	2,466		(243)	66,769
Commercial mortgage-backed securities	68,633	69,290	2,453		―	71,743
Pooled trust preferred securities	29,760	26,764	―		(7,851)	18,913
GSE preferred stock	5,837	―	52		―	52
	$223,453	$212,754	$6,119		$(8,156)	$210,717

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Fair Value
	(Dollars in thousands)
At December 31, 2009:
Government sponsored entity (GSE) securities	$40,450	$40,374	$1,083	$	―	$41,457
Mortgage-backed securities	9,527	9,426	409		―	9,835
Collateralized mortgage obligations	67,307	66,413	1,336		(981)	66,768
Commercial mortgage-backed securities	49,722	49,210	1,347		(35)	50,522
Pooled trust preferred securities	30,223	27,093	―		(7,081)	20,012
GSE preferred stock	5,837	―	187		―	187
	$203,066	$192,516	$4,362		$(8,097)	$188,781

The fair value of investment securities available-for-sale totaled $210.7 million at September 30, 2010 compared to $188.8 million at December 31, 2009.  Our investment securities increased since December 31, 2009 due to investing the proceeds from deposit inflows and loan paydowns as the demand for loans remain constrained by current economic conditions.

At September 30, 2010, the Company’s collateralized mortgage obligation portfolio totaled $64.5 million at amortized cost with 97% of the portfolio maintaining ratings of of AA-or-better.  The portfolio is mainly backed by conventional residential mortgages with prime loans originated prior to 2005; low historical delinquencies; and weighted-average credit scores in excess of 725.  The composition of this portfolio includes $15.0 million backed by either Ginnie Mae, Fannie Mae, or Freddie Mac.  The $49.5 million portfolio of non-agency collateralized mortgage obligations has underlying collateral with a weighted-average 90-day delinquency ratio of 1.2% and a weighted-average loan-to-value of 46.6% when using valuations from the original appraisals.

The Company’s commercial mortgage-backed investment securities portfolio consists mainly of senior tranches of issues originated prior to 2006 with extensive subordination and limited balloon risk.  All bonds are AAA-rated and none are on watch for downgrade.  Management stress tests all bonds in this sector on a monthly basis.  Of this portfolio, 93% of the bonds can withstand a minimum annual default rate of 50% with recoveries of 50 cents on the dollar and not experience any losses.  The single bond that experiences losses in this scenario has an average life in excess of 3 years.  An annual default rate of 50% would default over 80% of the underlying loans in this scenario.

The Company’s corporate bond portfolio consists of a single AA-rated, floating-rate note purchased at a large discount and maturing in 2016.

At September 30, 2010, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the economy recovers, as interest rates rise, and as the performance of the underlying collateral improves.

All of the Company’s holdings were AAA-rated when they were purchased at discounts in excess of 10%.  In 2009, the market for pooled trust preferred investment securities was severely impacted by the credit crisis leading to increased deferral and defaults.  Ratings were negatively affected in 2009 and all of these securities in our portfolio have at least one rating below investment grade.  One tranche with an amortized cost of $7.8 million holds recently updated ratings of both A and CCC-.  The market for pooled trust preferred securities is currently inactive.  As such, management may have to hold these securities for an extended period of time, which it has the ability and intent to do.  We utilize extensive external and internal analysis on the pooled trust preferred holdings.  Stress tests are performed on all underlying issuers in the pools to project probabilities of deferral or default.  Management’s internal stress testing utilizes immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring, based upon management’s review of the underlying banks’ and thrift holding companies’ most recent financial and regulatory information, is assumed to default immediately.  Internal stress testing also assumes no recoveries on defaulted collateral.  All external and internal stress testing currently projects no loss of principal or interest on any of our holdings.

During the third quarter, the level of collateral backing the pools deemed by management to be at risk decreased based upon trends of improving financials, large capital increases, acquisitions, and cures by previously deferring issuers.  Based on the increasing pace of and success of capital raises by and confirmed acquisitions of underlying issuers, management expects the pace of cures may accelerate in the fourth quarter of 2010.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  Principal paydown rates increased in the third quarter of 2010 as deferral levels were generally stable and previous paydowns have reduced the size of the “Super Senior” tranches relative to subordinate tranches.  Past defaults on underlying collateral ensure cash flows will continue to be diverted to the Company’s “Super Senior” tranches to pay down principal for several years.

Recent law changes enacted in the Dodd-Frank Wall Street Reform and Consumer Protection Act affect the capital treatment of trust preferred securities.  Offering circulars outline the underlying issuer’s ability to prepay their issues if such a capital treatment event occurs.  While management believes the opportunity exists for underlying issuers to prepay their trust preferred securities, we believe any such activity will be limited.  Of the five issues we own, four are failing certain coverage tests designed to protect the holders of the “Super Senior” tranches.  As such, the proceeds of any early redemptions, successful tenders or cures, will be used to further pay down principal on these four issues.

Deposits.  The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Core deposits:
Non-interest bearing checking accounts	$94,927	10.2%	$89,261	10.5%	6.3%
Interest bearing checking accounts	123,381	13.3	106,013	12.5	16.4
Money market accounts	144,610	15.6	136,411	16.0	6.0
Savings accounts	121,732	13.1	113,865	13.4	6.9
Subtotal core deposits	484,650	52.2	445,550	52.4	8.8
Certificates of deposit	399,350	42.9	354,401	41.7	12.7
Non-municipal deposits	884,000	95.1	799,951	94.1	10.5
Municipal core deposits	39,493	4.2	38,993	4.6	1.3
Municipal certificates of deposit	6,363	0.7	10,814	1.3	(41.2)
Municipal deposits	45,856	4.9	49,807	5.9	(7.9)
Total deposits	$929,856	100.0%	$849,758	100.0%	9.4

Our ongoing implementation of high performance sales training; increased community involvement; increased partner calling between our business, cash management, and retail teams; and enhanced brand recognition continues to produce favorable deposit gathering results.  Deposits increased $80.1 million to $929.9 million at September 30, 2010 from $849.8 million at December 31, 2009.  This 9.4% increase includes a $39.6 million increase in total core deposits and an increase of $40.5 million in total certificates of deposit.  The increase in core deposits included increases of $5.7 million, or 6.3%, in non-interest bearing checking accounts and $17.4 million, or 16.4%, in interest bearing checking accounts primarily related to a significant new deposit relationship with a trust company.  The increase in our core deposits strengthened our balance sheet and enhanced our liquidity by allowing us to reduce higher cost FHLB borrowed funds.  As previously mentioned, increased core deposits are reflective of our success in deepening our client relationships, one of our core Strategic Plan objectives.

While we maintain strong relationships with our municipal clients, and municipal deposits continue to comprise an important funding source, we are planning to reduce our reliance on such funds over time in anticipation that the recession’s impact on municipalities and other government-related entities may result in lower municipal deposit levels.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative as compared to FHLB advances.  At September 30, 2010, we had $13.9 million in Repo Sweeps compared to $15.7 million at December 31, 2009.  The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds.  The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds.  Borrowed funds consisted of the following at the dates indicated:

	September 30, 2010		December 31, 2009
	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate	Amount
	(Dollars in thousands)
Short-term variable-rate borrowed funds:
Repo Sweep accounts	0.50%	$13,931	0.50%	$15,659
Federal Reserve Bank discount window	―	―	0.50	8,640
Secured borrowed funds from FHLB – Indianapolis:
Maturing in 2010 – variable-rate	―	―	0.47	6,000
Maturing in 2010 – fixed-rate	0.69	10,000	1.56	41,000
Maturing in 2011 – fixed-rate	3.75	15,000	3.75	15,000
Maturing in 2013 – fixed-rate	2.22	15,000	2.22	15,000
Maturing in 2014 – fixed-rate (1)	6.71	1,097	6.71	1,122
Maturing in 2018 – fixed-rate (1)	5.54	2,582	5.54	2,582
Maturing in 2019 – fixed-rate (1)	6.30	6,589	6.30	6,805
Subtotal FHLB – Indianapolis borrowed funds		50,268		87,509
Total borrowed funds		$64,199		$111,808
Weighted-average contractual interest rate	2.59%		2.09%

(1)	These advances are amortizing and are listed by their contractual maturity.

At September 30, 2010, we also had a $15.0 million secured federal funds line of credit.  We did not utilize this line of credit during the three months ended September 30, 2010 or borrow from the Federal Reserve Bank discount window during the third quarter of 2010.

Subsequent to September 30, 2010, the Bank received approval for an additional $8.0 million secured federal funds line of credit which would provide another source of liquidity.

Shareholders’ Equity.  Shareholders’ equity at September 30, 2010 was $113.9 million compared to $110.4 million at December 31, 2009.  The increase was primarily due to $2.5 million of net income for the year to date period, a decrease in the unrealized loss on investment securities available-for-sale, net of tax of $1.1 million, and vesting of restricted stock awards of $168,000, offset by cash dividends declared of $327,000.

Asset Quality and Allowance for Loan Losses

Non-performing Assets.  The following table provides information relating to non-performing assets at the dates presented.

	September 30, 2010	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Non-accrual loans:
Commercial loans:
Commercial and industrial	$868	$883	$1,399
Commercial real estate – owner occupied	8,811	4,940	3,627
Commercial real estate – non-owner occupied	27,549	19,826	22,103
Commercial real estate – multifamily	1,089	1,477	623
Commercial construction and land development	14,101	25,745	26,059
Total commercial loans	52,418	52,871	53,811

Retail loans:
One-to-four family residential	2,870	2,937	4,519
Home equity lines of credit	636	365	393
Retail construction and land development	169	298	279
Other	5	11	7
Total retail loans	3,680	3,611	5,198
Total non-accrual loans	56,098	56,482	59,009

Other real estate owned, net:
Commercial real estate – non-owner occupied	5,391	2,781	2,819
Commercial real estate – multifamily	328	—	—
Commercial construction and land development	17,746	8,200	5,940
One-to-four family residential	746	844	483
Total other real estate owned	24,211	11,825	9,242
Total non-performing assets	80,309	68,307	68,251
90 days past due and still accruing interest	3,388	3,272	640
Total non-performing assets plus 90 days past due loans still accruing interest	$83,697	$71,579	$68,891
Non-performing assets to total assets	7.17%	6.24%	6.31%
Non-performing loans to total loans	7.75%	7.47%	7.74%

Total non-performing loans were relatively stable at $56.1 million at September 30, 2010 compared to $56.5 million at June 30, 2010 and decreased from $59.0 million at December 31, 2009.  The ratio of non-performing loans to total loans increased to 7.75% compared to the second quarter of 2010 and was stable when compared to December 31, 2009.  The ratio of non-performing loans to total loans increased due to a decrease in total loans.  During the third quarter of 2010, non-performing loans decreased due to the repayment of a $1.9 million impaired commercial construction and land development purchased participation loan from the sale of the collateral and a $750,000 principal reduction for a separate impaired commercial construction and land development participation loan.  In addition, four impaired commercial participations with carrying values of $12.7 million were transferred to other real estate owned during the third quarter of 2010.  Offsetting these decreases, was the third quarter transfer to non-accrual of two non-owner occupied commercial real estate loans totaling $10.1 million that were restructured during the quarter, two owner-occupied commercial real estate loans totaling $3.9 million, one commercial construction and land development loan totaling $767,000, and 16 residential real estate loans and HELOCs totaling $1.3 million.

Included in the above non-performing loan totals are non-performing syndications and purchased participations as identified by loan category in the following table.

	September 30, 2010	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$5,302	$7,856	$10,158
Commercial construction and land development	4,827	17,059	16,571
Total non-performing syndications and purchased participations	$10,129	$24,915	$26,729
Percentage of total non-performing loans	18.1%	44.1%	45.3%
Percentage of total syndications and purchased participations	38.2	53.3	51.0

The decrease in non-performing participation loans was primarily the result of the aforementioned paydowns and transfers to other real estate owned.  In addition, a $5.1 million performing commercial real estate - multifamily purchased participation loan was repaid during the quarter.

The following table provides the detail for non-accrual syndications and purchased participations by state as of the dates indicated.

	September 30, 2010	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Illinois	$2,984	$10,251	$10,659
Indiana	5,302	12,767	12,767
Florida	1,843	1,897	3,303
Total non-performing syndications and purchased participations	$10,129	$24,915	$26,729

Potential Problem Assets.  Potential problem assets, defined as loans classified substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, totaled $2.7 million at September 30, 2010 and $5.6 million at December 31, 2009.  Potential problem assets decreased since December 31, 2009 as one $2.6 million commercial construction and land development loan moved into non-accrual status, two non-owner occupied commercial real state loans totaling $587,000 were identified as impaired, and one $246,000 commercial and industrial loan was upgraded to our pass/watch classification.  Partially offsetting these decreases was the classification of a $598,000 commercial real estate – multifamily loan to substandard.

Allowance for Loan Losses.  The following is a summary of changes in allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$17,608	$14,934	$19,461	$15,558
Loan charge-offs	(690)	(3,623)	(5,205)	(5,677)
Recoveries of loans previously charged-off	42	58	177	151
Net loan charge-offs	(648)	(3,565)	(5,028)	(5,526)
Provision for loan losses	525	9,430	3,052	10,767
Balance at end of period	$17,485	$20,799	$17,485	$20,799

	September 30, 2010	December 31, 2009	September 30, 2009
	(Dollars in thousands)
Allowance for loan losses	$17,485	$19,461	$20,799
Total loans receivable, net of unearned fees	724,137	762,386	748,464
Allowance for loan losses to total loans	2.41%	2.55%	2.78%
Allowance for loan losses to non-performing loans	31.17	32.98	37.15

Net charge-offs during the current quarter included $462,000 related to residential real estate loans and HELOCs, $54,000 related to a $1.2 million impaired commercial construction and land development loan, and $41,000 related to an impaired non-owner occupied commercial real estate loan that was transferred to other real estate owned during the quarter at its net realizable value of $2.8 million.  The decrease in the provision for loan losses in the third quarter of 2010 compared to the prior year quarter is primarily due to $3.6 million of charge-offs and increased impairment reserves of $5.3 million identified during the third quarter of 2009.  Net charge-offs for the nine months ended September 30, 2010 included a $2.3 million partial charge-off that had previously been identified and recorded as a specific impairment reserve in 2009.

The ratio of allowance for loan losses to total loans decreased to 2.41% at September 30, 2010 compared to 2.55% at December 31, 2009 primarily as a result of a partial charge-off during the second quarter of 2010 of $2.3 million that was a specific reserve in the same amount at December 31, 2009.

When management determines a non-performing collateral dependent loan has a collateral shortfall, management will immediately charge off the collateral shortfall.  As a result, the Company is not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans have been affected by partial charge-offs of $7.3 million recorded on $16.2 million of collateral dependent non-performing loans through September 30, 2010 and impairment reserves totaling $7.5 million on other non-collateral dependent non-performing participation loans at September 30, 2010.

The following table identifies impaired loans as of the dates presented.

	September 30, 2010	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Impaired loans:
With a valuation reserve	$21,599	$12,928	$17,200
With no valuation reserve required*	38,000	46,234	42,021
Total impaired loans	$59,599	$59,162	$59,221
Valuation reserves relating to impaired loans	$7,588	$7,539	$9,181
Average outstanding impaired loans	59,164	59,163	48,547

*Net of partial charge-offs on impaired loans with no valuation reserves	$7,300	$12,090	$9,412

At September 30, 2010, we had $10.8 million of loan modifications meeting the definition of a troubled debt restructuring (TDR) that were performing in accordance with their agreements and accruing interest that are included above in our impaired loans with no valuation reserve required.  These modified loans include three non-owner occupied commercial real estate loans totaling $5.1 million, one commercial and industrial loan totaling $4.1 million, and 13 one-to-four family residential loans totaling $1.6 million.  In addition, we had two new troubled debt restructurings of non-owner occupied commercial real estate loans aggregating $10.1 million that were performing in accordance with their modified terms but on non-accrual status, one of which had an impairment reserve of $51,000.  The loan modifications included short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.

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

At September 30, 2010, we had cash and cash equivalents of $52.2 million, an increase from $24.4 million at December 31, 2009.  The increase was mainly the result of:

•	increases in deposit accounts totaling $80.0 million;
•	proceeds from sales, maturities, and paydowns of investment
securities aggregating $72.8 million;
•	proceeds from FHLB advances totaling $18.0 million; and
•	net loan repayments totaling $16.3 million.

The above cash inflows were partially offset by:

•	purchases of investment securities totaling $99.2 million;
•	repayment of FHLB advances totaling $55.2 million; and
•	repayment of short-term borrowed funds totaling $10.4 million.

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

We are currently prohibited from paying dividends without the prior approval of the OTS pursuant to our informal regulatory agreement with them.  Absent such restriction, under OTS regulations, without prior approval, the dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  During the third quarter of 2010, the Bank did not pay dividends to the parent company.  At September 30, 2010, the parent company had $3.3 million in cash and cash equivalents.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations.  The following table presents our contractual obligations at September 30, 2010 by contractual maturity:

	Payments Due By Period
	Less Than 1 Year	1 To 3 Years	3 To 5 Years	Over 5 Years	Total
	(Dollars in thousands)
Certificates of deposit	$310,986	$71,473	$22,550	$704	$405,713
FHLB borrowed funds (1)	25,329	727	16,767	7,445	50,268
Short-term borrowed funds (2)	13,931	―	―	―	13,931
Service bureau contract	1,548	3,096	3,096	―	7,740
Operating leases	405	505	262	2,031	3,203
Dividends payable on common stock	109	―	―	―	109
	$352,308	$75,801	$42,675	$10,180	$480,964

(1)	Does not include interest expense at the weighted-average contractual rate of 3.17% for the periods presented.
(2)	Does not include interest expense at the weighted-average contractual rate of 0.50% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at September 30, 2010:

	Less Than	1 To 3	3 To 5	Over 5
	1 Year	Years	Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$7,785	$598	$ ―	$256	$8,639
Commercial real estate – owner occupied	3,924	―	135	―	4,059
Commercial real estate – non-owner occupied	360	―	―	―	360
Commercial real estate – multifamily	1,226	―	―	―	1,226
Commercial construction and land development	2,462	150	―	―	2,612
Retail	2,917	―	―	―	2,917
Commitments to fund unused:
Construction loans	4,562	―	―	228	4,790
Commercial business lines	33,825	1,174	171	―	35,170
Equity lines of credit	12,497	―	―	42,073	54,570
Commitments to sell one-to-four family mortgage loans	282	―	―	―	282
Letters of credit	3,784	119	―	―	3,903
Credit enhancements	11,275	―	―	13,771	25,046
	$84,899	$2,041	$306	$56,328	$143,574

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

Credit enhancements are related to the issuance by municipalities of taxable and nontaxable revenue bonds.  The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects.  In order for the bonds to receive AAA ratings, which provide for a lower interest rate, the FHLB issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for our account.  Since we, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB, would be required to reimburse the FHLB for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if we had funded the project initially.  Our current lending strategy does not include originating new or additional credit enhancements.

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

Quantitative measures established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets.  At September 30, 2010, the Bank exceeded all minimum regulatory capital ratios to be considered well capitalized.

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2010:
Total capital to risk-weighted assets	$108,639	13.21%	$65,782	>8.00%	$82,227	>10.00%
Tier 1 (core) capital to risk-weighted assets	98,763	12.01	32,891	>4.00	49,336	>6.00
Tier 1 (core) capital to adjusted total assets	98,763	8.91	44,323	>4.00	55,404	>5.00
Tangible capital to adjusted total assets	98,763	8.91	16,621	>1.50	22,161	>2.00

As of December 31, 2009:
Total capital to risk-weighted assets	$105,323	12.35%	$68,200	>8.00%	$85,250	>10.00%
Tier 1 (core) capital to risk-weighted assets	95,078	11.15	34,100	>4.00	51,150	>6.00
Tier 1 (core) capital to adjusted total assets	95,078	8.88	42,838	>4.00	53,548	>5.00
Tangible capital to adjusted total assets	95,078	8.88	16,064	>1.50	21,419	>2.00

The following table reflects the adjustments required to reconcile the Bank’s shareholder’s equity to the Bank’s regulatory capital at September 30, 2010:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholder’s equity of the Bank	$111,615	$111,615	$111,615
Disallowed deferred tax asset	(13,212)	(13,212)	(13,212)
Adjustment for available-for-sale securities	1,191	1,191	1,191
Other	(831)	(831)	(831)
General allowance for loan losses	―	―	9,876
Regulatory capital of the Bank	$98,763	$98,763	$108,639

At September 30, 2010, the Bank was deemed to be well capitalized and in excess of regulatory requirements set by the OTS.  The increase in the Bank’s capital ratios from December 31, 2009 is primarily a result of the Bank’s net income for the year to date period combined with a shift in the risk categories of the Bank’s assets due to decreases in the level of loans that were risk-weighted 100% and an increase in cash and treasury securities that are in the 0% category.  Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors.  In assessing the amount of the disallowed deferred tax asset, we consider a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, available tax planning strategies, and OTS limitations.  Using all information available to us at each statement of condition date, these factors are reviewed and vary from period to period.

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

The following table presents, as of September 30, 2010 and December 31, 2009, an analysis of IRR as measured by changes in NPV for immediate, permanent, and parallel shifts in the yield curve in 100 basis point increments up to 300 basis points and down 200 basis points in accordance with OTS regulations.

	Net Portfolio Value
	At September 30, 2010			At December 31, 2009
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points)
+300	$135,957	$12,894	10.5%	$130,797	$2,065	1.6%
+200	135,000	11,937	9.7	131,109	2,377	1.8
+100	131,445	8,382	6.8	130,917	2,185	1.7
0	123,063	―	―	128,732	―	―
-100	110,069	(12,994)	(10.6)	117,387	(11,345)	(8.8)
-200	100,335	(22,728)	(18.5)	105,417	(23,315)	(18.1)

As illustrated in the table, NPV in the base case (zero basis point change) decreased $5.7 million from $128.7 million at December 31, 2009 to $123.1 million at September 30, 2010.  The NPV decrease compared to December 31, 2009 is primarily due to the decline in economic value of the bank’s transaction accounts in the current low interest rate environment.

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

	Percentage of Deposits Maturing In First Year
	September 30, 2010	December 31, 2009
Deposit Category:
Business checking accounts	20%	20%
Interest checking accounts	20	20
High-yield checking accounts	95	95
Savings accounts	30	30
Money market accounts	50	50

The following table presents the projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at September 30, 2010 and December 31, 2009, respectively.

	Percentage Change in Net Interest Income Over a Twelve Month Time Period
	September 30, 2010	December 31, 2009
Assumed Change in Interest Rates (Basis Points):
+300	2.5%	0.1%
+200	1.7	0.2
+100	0.6	0.0
-100	2.9	3.3
-200	2.1	1.5

The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to rise 2.5% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase 2.9% in year one.  Interest income projections for rates falling 100 basis points are greater than for rates falling 200 basis points as rates on short-term liabilities have limited room to reprice lower while rates on certain assets are at contractual or absolute floors.  Interest income projections for rates rising 200 basis points are greater than for rates rising 100 basis points as short-term liabilities may reprice higher while certain assets have interest rate floors that are currently well above their spreads to their respective indexes.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of assets and liabilities along with changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At September 30, 2010, we were in compliance with all of our tolerance limits with the exception of the NPV tolerance limit for a movement in rates down 200 basis points.  Given the current low level of interest rates, we do not believe this exception is material because this interest scenario is not probable.

The above IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.      Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
We did not repurchase any shares of our common stock during the quarter ended September 30, 2010 or through October 27, 2010.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior OTS approval pursuant to an informal regulatory agreement with the OTS.

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

CFS BANCORP, INC.

Date: October 28, 2010	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: October 28, 2010	By:	/s/ Jerry A. Weberling
Jerry A. Weberling, Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

31.1	Rule 13a-14(a) Certification of Cheif Executive Officer
31.2	Rule 13a-14(a) Certification of Cheif Financial Officer
32.0	Section 1350 Certification