Form 10-K
period 2010-12-31
CFS BANCORP INC
filed 2011-02-28
CIK 1058438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________

FORM 10-K
___________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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
(219) 836-2960

Securities registered pursuant to Section 12(b) of the Act:
Common Stock (par value $0.01 per share)
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
Not Applicable

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑

     As of June 30, 2010, the aggregate value of the 10,846,650 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,812,715 shares held by affiliates of the Registrant as a group, was approximately $44.1 million. This figure is based on the closing sale price of $4.88 per share of the Registrant’s Common Stock reported on the NASDAQ Global Market on June 30, 2010.

     Number of shares of Common Stock outstanding as of February 23, 2011: 10,869,210

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III.

CFS BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

     Certain statements contained in this Annual Report on Form 10-K, in other filings with the United States Securities and Exchange Commission (SEC), and in the Company’s press releases or other shareholder communications are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements relate to business plans or strategies; projections involving anticipated revenues, earnings, profitability, or other aspects of operating results; or other future developments in our affairs or the industry in which we conduct business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “intend,” “plan,” “should,” “would be,” “will,” “intend to,” “project,” or similar expressions or the negative thereof.

     We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We also advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in our lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles, ability to realize deferred tax assets, competitive and regulatory factors, and successful execution of our strategy and our Strategic Growth and Diversification Plan could affect our financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, assumptions, and changes in circumstances. Forward-looking statements are not guarantees of future performance or outcomes, and actual results or events may differ materially from those included in these statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, unanticipated events, or circumstances after the date of such statements unless required to do so under the federal securities laws.

PART I.

ITEM 1. BUSINESS

GENERAL

     CFS Bancorp, Inc. (the Company), was originally incorporated in March 1998 as a Delaware corporation and changed its state of incorporation to Indiana pursuant to shareholder approval in 2005 and functions as the holding company for Citizens Financial Bank (the Bank), our banking subsidiary. The Bank, which was organized as a federally chartered mutual savings and loan association and has been operating in the Northwest Indiana area since 1934 and the Southern suburbs of Chicago, Illinois since 1998, formed the holding company in connection with its conversion from a mutual to stock savings institution. We are currently subject to primary oversight and examination by the Office of Thrift Supervision (OTS). See “Regulation – Regulation of Savings and Loan Holding Companies” below in this “Business” section.

     The Bank conducts its business from its executive offices in Munster, Indiana, as well as 22 full service banking centers located in Lake and Porter counties in Northwest Indiana and Cook, DuPage, and Will counties in Illinois. We employed 322 full-time equivalent employees at December 31, 2010. Management strives to maintain excellent relations with its employees. Our executive officers and those of the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment, and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition, the Company utilizes the support staff of the Bank from time to time. The Company is responsible for the overall conduct, direction, and performance of the Bank and provides various services, establishes company-wide policies and procedures, and provides other resources as needed, including capital, to the Bank.

     In recent years, we have transitioned our business model from a traditional savings and loan engaged primarily in one-to-four family residential mortgage lending to a more diversified consumer and business banking model while retaining our emphasis on high-performing, personalized client service.

     Our 22 full service banking centers are responsible for the delivery of retail and small- to medium-sized business loan and deposit products and services in the communities we serve. Banking center managers and their staffs utilize a market and relationship focused, client centric approach in identifying opportunities and meeting the needs and exceeding the expectations of our clients. By providing high-quality personalized client services and solutions, the Banking Centers enhance our ability to improve our market share.

     Our business banking group is primarily responsible for developing relationships with small- to medium-sized businesses within the communities we serve by providing various loan, deposit, and cash management products and services. A seasoned team of business banking relationship managers and an experienced credit team analyze overall relationship opportunities to ensure the proper assessment of inherent risks and utilize various loan structures to appropriately manage those risks.

     We offer a wide variety of checking, savings, and other deposit accounts. We also offer investment services and securities brokerage targeted to individuals, families, and small- to medium-sized businesses in our primary market areas through a non-affiliated third-party provider. We have increased our business product offerings over the past few years to enhance our opportunity to serve the business segment and cash management needs of our client base. These products include public fund deposits, a full array of sweep products including repurchase sweep accounts, zero balance accounts, remote deposit capture, positive pay and merchant services, business overdraft protection, business on-line banking, and other cash management related services.

     We periodically evaluate potential acquisitions and de novo branching opportunities to strengthen our overall market presence. We target areas that we believe are not yet fully served by other banking organizations, offer an attractive deposit base or potential business growth opportunities, and complement our existing market territory. We relocated our existing banking facility in Harvey, Illinois in September 2010. At this time, due to deteriorating market conditions, we have delayed construction of three free-standing full service banking facilities on properties that we currently own in Crown Point, Indiana, and Bolingbrook and Olympia Fields, Illinois.

     The Bank’s revenue is primarily derived from interest on loans and investment securities and fee-based income. The Bank’s operations are significantly impacted by current economic conditions, the regulations of the OTS, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (FRB), and governmental tax policies and budgetary matters. The Bank’s revenue is largely dependent on net interest income, which is the difference between interest earned on interest-earning assets, such as loans, and the interest expense paid on interest-bearing liabilities, such as deposits.

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

CORPORATE GOVERNANCE AND CODE OF CONDUCT AND ETHICS

     We have established certain committees of our Board of Directors, specifically Audit, Compensation, and Corporate Governance and Nominating Committees. The duties of the Executive Committee are set forth in the Board resolution that authorized the committee. The charters of the Audit, Compensation, and Corporate Governance and Nominating Committees as well as our Code of Conduct and Ethics can be found on our website listed above. The information is also available in printed form to any shareholder who requests it by writing to us in care of our Vice President – Corporate Secretary, 707 Ridge Road, Munster, Indiana 46321.

MARKET AREA AND COMPETITION

     We operate 22 full service banking centers in Lake and Porter counties in Northwest Indiana and in Cook, DuPage, and Will counties in Illinois. All areas served are part of the Chicago Metropolitan Statistical Area.

     We have historically concentrated our efforts in the markets surrounding our banking centers. Our market area reflects diverse socio-economic factors. Historically, the market area in Northwest Indiana and the South-suburban areas of Chicago were heavily dependent on manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly more significant to the region in the last decade. The local economies are affected by the interrelation with Chicago as well as suburban business centers in the area. Prior to mid-2007, we had also invested in areas outside of our market through the direct origination of commercial loans and the purchase of commercial syndication and participation loans.

     We face significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers and the market for deposit funds is one of the most competitive in the United States. The competition for loans comes principally from commercial banks, other savings banks, savings associations, and to a lesser degree, mortgage-banking companies, conduit lenders, and insurance companies. The most direct competition for deposits has historically come from savings banks, commercial banks, and credit unions. We face additional competition for deposits from short-term money market funds, other corporate and government investment securities funds, and other non-depository financial institutions such as brokerage firms and insurance companies.

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

     Our lending strategy seeks to diversify our portfolio in an effort to limit risks associated with any particular loan type or industry while building a quality loan portfolio. We have established specific collateral concentration limits in a manner we believe will not hamper our relationship managers in the pursuit of new business opportunities in a variety of sectors. Our commercial loan underwriting focuses on the cash flow from business operations, the financial strength of the borrower and guarantors, and the underlying collateral. We have tested and implemented loan grading matrices for commercial and industrial loans, commercial real estate owner occupied and non-owner occupied loans, and commercial real estate multifamily loans. The grading criteria is based on core credit attributes that emphasize cash flow, trends, collateral, and guarantor liquidity and removes subjective criteria and bias. We have made the use of these matrices a requirement for all commercial loans.

     We utilize secondary market standards for underwriting one-to-four family residential mortgage loans which facilitate our ability to sell these loans into the secondary market. Secondary market requirements place limitations on debt-to-income ratios and loan size among other factors. As part of the underwriting process, we evaluate, among other things, the applicant’s credit history, income, employment stability, repayment capacity, and collateral. During the fourth quarter of 2010, we reentered the secondary market and sold $6.0 million of loans to the Federal National Mortgage Association (FNMA). We plan on continuing to originate and sell fixed-rate one-to-four family residential mortgage loans as a part of our ongoing business strategy to increase non-interest income.

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

     Certain officers have been authorized by the Board of Directors to approve loans up to specific designated amounts. The Loan Committee meets weekly and approves all loans over $3.0 million and ratifies all other loan approvals. The Loan Committee is subject to oversight by the Board of Directors.

     A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $16.5 million in our case at December 31, 2010), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable investment securities.

     We are also required to monitor our aggregate loans to corporate groups. These are loans that are made to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate properties and underwritten based on separate cash flows, the entities may all be owned or controlled by one individual or a group of individuals. We are required by regulation to limit our aggregate loans to any corporate group to 50% of Tier 1 capital. At December 31, 2010, Tier 1 capital was $101.1 million. Our two largest corporate group relationships at December 31, 2010 equaled $21.3 million and $15.1 million, respectively. Both of these relationships are well below the group limit of $50.6 million and are performing in accordance with their terms.

COMMERCIAL LENDING

General

     Our commercial lending portfolio includes commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), construction and land development loans, and participations purchased. The business banking group is responsible for growing our commercial loan portfolio by generating small- to medium-sized business relationships, which includes cross-selling all bank products and services. Our short-term and revolving commercial loans generally have variable interest rates indexed to the Wall Street Journal prime lending rate, the London Interbank Offered Rate (LIBOR), the Federal Home Loan Bank of Indianapolis (FHLB of Indianapolis) rate, or the three- or five-year U.S. Treasury rate. Our longer term amortizing loans generally have balloon dates of three to five years, which allows us to reprice the loans based on current market conditions and changes in the asset quality.

Commercial and Industrial Loans

     We continue our strategic shift from commercial real estate to commercial and industrial lending. Our focus is small- and medium-sized business relationships, which are generally secured by business assets including accounts receivable, inventory, and equipment and typically include the personal guarantees of the principals of the business. On occasion, these loans will include a borrowing base and/or additional real estate as collateral to enhance our security position as well as the borrower’s commitment to the loan. The commercial and industrial loans undergo an underwriting process similar to the other types of commercial lending we offer; however, these loans tend to have different risks associated with them since repayment is generally based on the cash flows generated from the borrower’s business cycle. As of December 31, 2010, the total outstanding balance of our commercial and industrial loan portfolio was $75.1 million, or 10.3% of our total loans receivable, and the average loan size in this portfolio approximated $224,000.

Commercial Real Estate

     The commercial loan portfolio also includes loans secured by owner occupied, non-owner occupied, and multifamily real estate, generally with terms of three to ten years and an amortization period of 25 years or less. We offer fixed interest rate loans and variable rate loans with fixed interest rates for the initial three or five year period which then adjust at each three or five year interval, according to a designated index, such as the prime lending rate, LIBOR, FHLB of Indianapolis rate, or U.S. Treasury rate, plus a stipulated margin, for the remainder of the term. Commercial real estate loans generally have shorter terms to maturity and higher yields than our one-to-four family residential mortgage loans. Upon closing, we usually receive fees between 0.25% and 1% (subject to competitive conditions) of the principal loan balance. These loans may be subject to prepayment penalties. We generally obtain personal guarantees for commercial real estate loans from any principal owning 20% or more of the business.

     We evaluate various aspects of commercial real estate loans in an effort to manage credit risk to an acceptable risk tolerance level. In underwriting these loans, consideration is given to the stability of the property’s cash flow, future operating projections, management experience, current and projected occupancy, location, and physical condition. In addition, we generally perform a sensitivity analysis on cash flows utilizing various occupancy and interest rate assumptions when underwriting the loans to determine how different scenarios may impact the borrowers’ ability to repay the loans. We have generally imposed a debt service coverage ratio (the ratio of net income before interest, depreciation, and debt payments to debt service) of not less than 110% for commercial real estate loans. The loan-to-value ratios are generally less than 80% at time of origination. The underwriting analysis includes a review of the financial condition of borrowers and guarantors as well as cash flows from global resources. An appraisal report is prepared by an independent appraiser commissioned by us to determine property values based upon current market conditions. We review all appraisal reports and any necessary environmental site assessments before the loan closes.

     Commercial real estate lending entails substantial risks because these loans often involve large loan balances to a single borrower and the payment experience on these loans is typically dependent on the successful operation of the project or business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, strip malls, offices, warehouses, or other commercial space. We attempt to mitigate our risk exposure by considering properties with existing operating history that can be analyzed, requiring conservative debt coverage ratios, and periodically monitoring the operation and physical condition of the collateral as well as the business occupying the property.

     Commercial real estate owner occupied loans are generally a borrower purchased building where the borrower occupies at least 50% of the space with the primary source of repayment dependent on sources other than the underlying collateral. These types of loans are secured by properties housing the owner’s business such as light industrial/warehouses, restaurants, single tenant office properties, multi-tenant office properties, and professional office properties. At December 31, 2010, the outstanding balance of our commercial real estate owner occupied loan portfolio was $99.4 million, or 13.6% of total loans receivable, and the average loan size in this portfolio approximated $510,000.

     Commercial real estate non-owner occupied loans are generally loans collateralized by commercial income-producing properties such as office buildings, retail shopping centers, mixed-use commercial buildings, and properties used in the hospitality industry. We generally obtain the personal guarantees of the borrower to help mitigate the risk associated with this type of lending. At December 31, 2010, the outstanding balances of our commercial real estate non-owner occupied loan portfolio was $191.9 million, or 26.2% of total loans receivable, and the average loan size in this portfolio approximated $744,000.

     Commercial real estate multifamily loans include loans to purchase or refinance residential rental properties with five or more units such as apartments, town homes, and nursing homes. In 2008, we hired an experienced relationship manager to focus solely on growing the multifamily loan portfolio. Our emphasis is to originate multifamily loans collateralized by properties with 24 units or less. At December 31, 2010, the outstanding balance of our commercial real estate multifamily loan portfolio was $72.2 million, or 9.8% of total loans receivable, and the average loan size in this portfolio approximated $512,000.

Construction and Land Development Loans

     We provide construction loans for various commercial real estate and multifamily residential projects. We also originate loans to developers for the purpose of developing the land (e.g., roads, sewer, and water) for sale. Due to the higher degree of risk and the current lack of activity in the housing and land development markets, we have deemphasized originations in this category over the last three years and continue to reduce our existing exposure to this type of lending.

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

     Construction and land development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner occupied real estate. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the estimated cost (including interest) of construction, and the absorption rate of unit sales utilized in the original appraisal report. If the estimate of construction cost proves to be inaccurate, we typically require the borrower to inject equity in the form of cash or marketable securities to cover any shortfall. If the borrower is unable to cover a shortfall, we may then need to advance funds beyond the amount originally committed to ensure completion of the development.

     In evaluating any new originations of construction and development loans, we generally consider evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and/or the general contractor, the amount of the borrower’s equity in the project, independent valuations and reviews of cost estimates, pre-construction sale or leasing information, and cash flow projections of the borrower. To reduce the inherent risks, we may require performance bonds in the amount of the construction contract and generally obtain personal guarantees from the principals of the borrower.

     At December 31, 2007, we reclassified certain construction and lot loans where the loan was related to the construction of a one-to-four family residence. These loans generally convert to permanent mortgage loans upon the completion of the project. As a result of the reclassification, these loans are included in our retail loan portfolio. At December 31, 2010, the outstanding balance of our commercial construction and land development loans was $24.3 million, or 3.3% of total loans receivable, and the average outstanding loan balance of this portfolio was approximately $452,000.

Commercial Participations

     Our commercial purchased participation portfolio includes loans originated by other lenders and loan syndications that we have historically invested in on a participating basis to supplement the direct origination of our commercial and construction loan portfolio. During 2007, we experienced margin contraction and detected credit risks in excess of our risk tolerances in the opportunities being presented in this portion of our loan portfolio. As a result, we stopped purchasing new syndications and participations in the second quarter of 2007. We continue to reduce our exposure on these types of loans, which primarily include commercial construction and land development and commercial real estate loans. At December 31, 2010, we have 16 remaining purchased participation loans totaling $23.6 million, or 3.2% of total loans receivable.

RETAIL LENDING

General

     The retail lending program includes one-to-four family residential loans, home equity loans, HELOCs, one-to-four family residential construction and lot loans, auto loans, and other consumer loans. In recent years, the origination of one-to-four family residential loans was focused on relationship development. Beginning in the latter part of 2010, we began to originate fixed-rate one-to-four family residential mortgage loans to sell to the secondary market. Our strategy migrated from employing senior personal bankers with the responsibility of building relationships to employing mortgage loan originators to increase our volume of originations within our geographic footprint with the intention of selling with servicing retained and without recourse these fixed-rate loans to the secondary market. We currently retain all of the variable-rate one-to-four family residential loans we originate.

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

     Our current maximum loan-to-value (LTV) ratio for these loans is generally 80% of the lesser of the secured property’s sales price or appraised value. We had offered loans until September 2008 with a maximum LTV of 95% while generally requiring private mortgage insurance on the portion of the principal amount that exceeded 80% of the appraised value. We did not originate sub-prime or “Alt-A” loans and have not originated option adjustable-rate mortgages, interest only, or negative amortization loans.

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

     Our fixed-rate loans are generally originated under terms, conditions, and documentation which permit them to be sold in the secondary market. Prior to the third quarter of 2010, we were retaining all fixed-rate one-to-four family residential mortgage loans in our portfolio. At December 31, 2010, $117.6 million, or 63.7%, of our one-to-four family residential mortgage loans were fixed-rate loans with a weighted-average rate of 5.39%.

     The adjustable-rate one-to-four family residential mortgage (ARM) loans currently offered have interest rates which are fixed for the initial three- or five-year period and then adjust annually to the corresponding constant maturity Treasury index (CMT) plus a stipulated margin. ARMs generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate increases over the life of the loan. This cap is generally 6% above the initial rate. ARMs require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. We do not have any interest-only adjustable rate one-to-four family residential loans in our portfolio. At December 31, 2010, $66.9 million, or 36.3%, of our one-to-four family residential mortgage loans were adjustable-rate loans with a weighted-average rate of 3.54%.

Home Equity Products

     The majority of our home equity products are HELOCs which are structured as a variable-rate line of credit with terms up to 20 years including a 10 year repayment period. We also offer home equity loans with a 10 year term which have a fixed-rate through maturity. Our home equity products are secured by the underlying equity in the borrower’s residence. These products currently require LTV ratios of 80% or less after taking into consideration any first mortgage loan. There is a higher level of risk associated with this type of lending since these products are typically secured by a second mortgage on the applicant’s residence. We look to the borrower’s credit score and a verification of the borrower’s debt-to-income ratio as an indication of the applicant’s ability to pay and a factor in establishing the interest rate on the loan or line of credit. At December 31, 2010, the outstanding balance of HELOCs was $56.2 million, or 7.7% of total loans receivable.

Retail Construction

     Our construction and lot loans for one-to-four family residences are typically loans on single lots for the construction of the borrower’s single family residence. Due to the current economic conditions and lack of activity in the housing and land development markets, we continue to reduce our exposure to this type of lending. At December 31, 2010, the outstanding balance of our retail construction loans was $3.2 million, or .4% of total loans receivable.

Other Loans

     Other retail loans consist primarily of consumer loans, loans secured by deposit accounts, and auto loans. We historically have not actively marketed these types of loans, however, we have offered them as an accommodation to our existing clients. As we continue to re-align our loan portfolio, we will be focusing more on these types of loan offerings and opportunities.

INVESTMENT SECURITIES ACTIVITIES

     Our investment policy, which has been approved by our Board of Directors, prescribes authorized investments and outlines our practices for managing risks involved with investment securities. The Asset/Liability Management Committee approves major policy guidelines and designates our Corporate Investment Officer to make investments for the Bank and to oversee the day-to-day operations of our investment portfolio in accordance with our investment policy. Our investments are managed to balance the following objectives:
  provide liquidity for loan demand, deposit fluctuations, and other balance sheet changes;

  preserve principal;

  protect net interest income from the impact of changes in market interest rates;

  meet pledging and liquidity requirements; and

  maximize return on invested funds within acceptable risk guidelines.
     Our investment policy permits investments in various types of investment securities including obligations of the U.S. Treasury, federal agencies, government sponsored enterprises (GSEs), corporate obligations (AAA rated), pooled trust preferred investment securities, other equity investment securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors. We currently do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance-sheet derivative instruments.

     We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in Financial Accounting Standards Board Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities. In evaluating the possible impairment of investment securities, consideration is given to many factors including the length of time and the extent to which the fair value has been less than cost, whether the market decline was affected by macroeconomic conditions, the financial conditions and near-term prospects of the issuer, and our ability and intent to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the investment securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

     If we determine that an investment experienced an OTTI, we must then determine the amount of the OTTI to be recognized in earnings. If we do not intend to sell the investment security and it is more likely than not that we will not be required to sell the investment security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If we intend to sell the investment security or it is more likely than not we will be required to sell the investment security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the investment security is ultimately sold. From time to time, we may dispose of an impaired investment security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

SOURCES OF FUNDS

General

     Deposits are the primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds from loan principal repayments and borrowed funds. Loan repayments are historically a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. We have used borrowed funds in the past, primarily FHLB advances, to supplement our deposits as a source of funds, but have reduced our reliance on this funding source over the last few years.

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

     We utilize traditional marketing methods to attract new clients and deposits. We do not advertise for deposits outside of our market area and do not use the services of deposit brokers. We have developed public deposit products attractive to local municipalities. Due to the relatively large size of these balances and the cyclical nature of the municipalities’ cash flows, total deposits can fluctuate as a result of changes in these balances. While we maintain strong relationships with our municipal clients, and municipal deposits continue to comprise an important funding source, the current recessions’ impact on municipalities and other government-related entities has resulted in lower municipal deposits during 2010. At times, we have implemented initiatives to attract core deposits in all of our markets by offering various limited-time promotions for new deposit accounts. As the need for funds warrant, we may continue to use deposit promotions in new and existing markets to build our client base.

Borrowed funds

     Although deposits are our primary source of funds, our policy has been to also utilize borrowed funds, including advances from the FHLB of Indianapolis. These advances are secured by our investment in the capital stock of the FHLB of Indianapolis, a pledge of certain of our mortgage loans, and time deposits with FHLB of Indianapolis. These advances are made in accordance with several different credit programs, each of which has its own interest rate and range of maturities. We utilize short-term federal funds purchased and borrowed funds from the FRB as other sources of funds when necessary. We also offer sales of investment securities under agreements to repurchase (Repo Sweeps). These Repo Sweeps are treated as financings, and the obligations to repurchase investment securities sold are reflected as borrowed funds in our consolidated statements of condition.

SUBSIDIARIES

     During 2010, the Bank had one active, wholly-owned subsidiary, CFS Holdings, Ltd. (CFS Holdings). This subsidiary was approved by the OTS in January 2001 and began operations in June 2001. CFS Holdings is located in Hamilton, Bermuda. It was initially funded with approximately $140.0 million of the Bank’s investment securities and performs a significant amount of our investment securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established for CFS Holdings. At December 31, 2010, CFS Holdings portfolio included $95.1 million of investment securities available-for-sale with net unrealized gains of $2.6 million. The revenues of CFS Holdings, primarily interest income, were $5.0 million for the years ended December 31, 2010 and 2009, and $4.5 million for the year ended December 31, 2008. Operating expenses of this subsidiary were $63,000, $65,000, and $63,000 for the years ended December 31, 2010, 2009, and 2008, respectively.

REGULATION AND SUPERVISION OF THE COMPANY AND THE BANK

General

     The Company and the Bank are extensively regulated under applicable federal and state laws and regulations. The Company, as a savings and loan holding company, and the Bank, as a federally-chartered savings association, are currently supervised, examined, and regulated by the OTS; however, as discussed below in more detail, the Office of the Comptroller of the Currency (OCC) will become the primary regulator of the Bank and the Board of Governors of the Federal Reserve System (Federal Reserve) will become the primary federal regulator of the Company upon the merger of the OTS into the OCC pursuant to the Dodd Frank Wall Street Reform and Consumer Protection Act (Dodd Frank Act). As a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (1934 Act), the Company also is subject to the regulations of the SEC and the periodic reporting, proxy solicitation, and other requirements under the 1934 Act. As an FDIC-insured institution, the Bank also is subject to regulation by the Federal Deposit Insurance Corporation (FDIC).

     The Bank is also a member of the FHLB system, and its deposits are insured by the Deposit Insurance Fund (DIF) of the FDIC. The Bank must file reports with the OTS concerning its activities and financial condition and obtain regulatory approval prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The OTS also conducts periodic examinations of the Company and the Bank. Effective July 21, 2011, the OCC and the Federal Reserve will assume the regulatory duties of the OTS with respect to the Bank and the Company, respectively. Consequently, the Bank will file the foregoing reports, seek regulatory approval from, and be subject to examinations by, the OCC and the Company will be subject to examinations by the Federal Reserve.

     The regulatory structure applicable to the Company and the Bank gives federal regulators extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. The activities, growth, earnings, and dividends of the Company and the Bank can be affected not only by management decisions and general economic conditions but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities.

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

Recent Developments

     Dodd Frank Act. On July 21, 2010, the Dodd Frank Act was signed into law. The Dodd Frank Act will likely result in dramatic changes across the financial regulatory system, some of which became effective immediately and some of which will not become effective until various future dates. Implementation of the Dodd Frank Act will require many new rules to be issued by various federal regulatory agencies over the next several years. There will be a significant amount of uncertainty regarding the overall impact of this new law on the financial services industry until final rulemaking is complete. The ultimate impact of this law could have a material adverse impact on the financial services industry as a whole and on our business, results of operations, and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits, and interchange fees could increase the costs associated with deposits and place limitations on certain revenues those deposits may generate. The Dodd Frank Act also includes provisions that, among other things, will:
  Eliminate the OTS one year from the date of the Act’s passage, and the OCC, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts, including the Bank. In addition, the Federal Reserve will supervise and regulate all savings and loan holding companies that were formerly regulated by the OTS, including the Company. It is expected that the OCC and the Federal Reserve will maintain most of the current regulations applicable to federal thrifts and their holding companies, however, these agencies will have the authority to revise such regulations in the future and it is uncertain if and when these agencies may amend or revise the regulations applicable to federal thrifts and their holding companies. In addition, the Federal Reserve will have authority to set capital levels for savings and loan holding companies.

  Centralize responsibility for consumer financial protection by creating a new agency, the Bureau of Consumer Financial Protection, responsible for implementing, examining, and enforcing compliance with federal consumer financial laws.

  Create the Financial Stability Oversight Council that will recommend to the Federal Reserve increasingly strict rules for capital, leverage, liquidity, risk management, and other requirements as companies grow in size and complexity.

  Provide mortgage reform provisions regarding a customer’s ability to repay, restricting variable-rate lending by requiring that the ability to repay variable-rate loans be determined by using the maximum rate that will apply during the first five years of a variable-rate loan term, and making more loans subject to provisions for higher cost loans and new disclosures. In addition, certain compensation for mortgage brokers based on certain loan terms will be restricted.

  Require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply. If a financial institution fails to make such a determination, a borrower can assert this failure as a defense to foreclosure.

  Require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets.

  Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminate the ceiling on the size of the DIF, and increase the floor on the size of the DIF, which generally will require an increase in the level of assessments for institutions with assets in excess of $10 billion.

  Make permanent the $250,000 limit for federal deposit insurance and provide unlimited federal deposit insurance until January 1, 2013 for noninterest-bearing demand transaction accounts at all insured depository institutions.

  Implement corporate governance revisions, including with regard to executive compensation, say on pay votes, proxy access by shareholders, and clawback policies which apply to all public companies, not just financial institutions.

  Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transactions and other accounts.

  Amend the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.

  Limit the hedging activities and private equity investments that may be made by various financial institutions.

     As noted above, the Dodd Frank Act requires that the federal regulatory agencies draft many new regulations which will implement the foregoing provisions as well as other provisions contained in the Dodd Frank Act, the ultimate impact of which will not be known for some time.

     S.A.F.E. Act Requirements. On July 28, 2010, the OTS jointly issued final rules with the Federal Reserve, OCC, FDIC, Farm Credit Administration, and National Credit Union Administration which require residential mortgage loan originators who are employees of institutions regulated by the foregoing agencies, including federal savings banks, to meet the registration requirements of the Secure and Fair Enforcement for Mortgage Licensing Act of 2008 (S.A.F.E. Act). The S.A.F.E. Act requires residential mortgage loan originators who are employees of regulated financial institutions to be registered with the Nationwide Mortgage Licensing System and Registry, a database created by the Conference of State Bank Supervisors and the American Association of Residential Mortgage Regulators to support the licensing of mortgage loan originators by the states (Registry). Employees of regulated financial institutions are generally prohibited from originating residential mortgage loans unless they are registered. According to the final rule, due to various system modifications and enhancements required to make the existing system capable to accept Federal Registrants, the system was not able to accept Federal Registrants until January 31, 2011. The Bank must register its employees before July 31, 2011 to be in compliance with the final rule.

Holding Company Regulation

     The Company is a unitary savings and loan holding company. It is a legal entity separate and distinct from the Bank and any other subsidiaries of the Company, and its principal source of funds are dividends paid to it by the Bank.

     The Home Owners’ Loan Act, as amended (HOLA), and OTS regulations generally prohibit a savings and loan holding company from engaging in any activities that would constitute a serious risk to the safety and soundness of the Bank. Further, the HOLA and the OTS prohibit a savings and loan holding company, without prior OTS approval, from acquiring, directly or indirectly, the ownership or control, or all, or substantially all, of the assets or more than 5% of the voting shares, of any other savings association or savings and loan holding company. As noted above, the Federal Reserve will be responsible for regulating savings and loan holding companies in the future and will have responsibility for implementing the regulations applicable to the Company as described herein.

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

Federal Savings Association Regulation

     Business Activities. The Bank is a wholly-owned subsidiary of the Company. The Bank’s lending, investment, and other activities are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings associations may engage. As noted above, the OTS currently has responsibility for ensuring that the Bank complies with these laws and regulations, but the OCC will assume such responsibilities and duties after the OTS is merged into the OCC pursuant to the Dodd Frank Act.

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

     The prompt corrective action regulations, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), require certain mandatory actions and authorize certain other discretionary actions to be taken by the OTS and the FDIC against a savings association that falls within certain undercapitalized capital categories specified in the regulations. The regulations establish five categories of capital classification: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, the ratios of total capital to risk-weighted assets and core capital to risk-weighted assets and the leverage ratio are used to determine a savings association’s capital classification.

     The OTS and the FDIC may order savings associations which have insufficient capital to take prompt corrective actions. For example, a savings association that is not at least “adequately capitalized” is required to submit a capital restoration plan to the regulators and may not, among other restrictions, increase its assets, engage in certain activities, make any capital distributions, establish a new branch, or acquire another financial institution. In addition, a capital restoration plan of a savings association controlled by a holding company must include a guarantee by the holding company limited to the lesser of 5% of the association’s assets when it failed to meet the “adequately capitalized” standard or the amount needed to satisfy the plan. Additional and more stringent supervisory actions may be taken depending on the financial condition of the savings association and other circumstances, such as, for example, the removal and replacement of directors and senior executive officers. Savings associations deemed to be “critically undercapitalized” are subject to the appointment of the FDIC as a receiver or conservator for the association.

     Savings associations that have a total risk-based capital ratio of at least 10%, a leverage ratio of at least 5% and a Tier 1 risk-based capital ratio of at least 6% and that are not subject to any order or written directive to meet and maintain a specific capital level are considered “well capitalized.” At December 31, 2010, the Bank had a total-risk based capital ratio of 13.32%, a leverage ratio of 9.07% and a Tier 1 risk-based capital ratio of 12.26%. As such, the Bank was considered “well capitalized” at December 31, 2010. For further discussion related to our capital ratios see “Note 11. Stockholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

     Dividends and Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings association. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the association’s own stock, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The regulations provide that an association must submit an application to the OTS to receive approval of any capital distribution if the association (i) is not eligible for expedited treatment, (ii) proposes capital distributions for the applicable calendar year that exceed in the aggregate its net income for that year to date plus its retained income for the preceding two years, (iii) would not be at least adequately capitalized following the distribution, or (iv) would violate a prohibition contained in a statute, regulation or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the association is required to provide a written notice (rather than an application) to the OTS prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS. During 2010, the Bank did not pay dividends to the Company. The Company relies on dividends from the Bank as its primary source of funds, including the funds needed to pay dividends, if any, to shareholders of the Company.

     Informal Regulatory Agreements. Effective March 20, 2009, the Company and the Bank agreed to enter into informal agreements with the OTS to address certain regulatory matters. Specifically, under the agreements the Company and the Bank have submitted their capital and business plans to the OTS for its review and comment as well as its review of the Bank’s efforts in monitoring and reducing its nonperforming loans. In addition, under the agreements, both the Company and the Bank have agreed to seek the approval of the OTS prior to the declaration of any future dividends. The Company has also agreed not to repurchase or redeem any shares of its common stock or incur or renew any debt without the approval of the OTS. The Company does not currently have any debt outstanding. Compliance with the terms of the agreements is not expected to have a material effect on the financial condition or results of operations of the Company or the Bank. The Company and the Bank are in compliance with the terms of these agreements.

     Insurance of Deposit Accounts. Due to the recent difficult economic conditions in the United States, deposit insurance per account owner was increased from $100,000 to $250,000 through December 31, 2013. The Dodd Frank Act has now made this change in deposit insurance permanent and, as a result, each account owner’s deposits will be insured up to $250,000 by the FDIC.

     In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program (TLGP) in October of 2008 by which, for a fee, non-interest bearing transaction accounts received unlimited FDIC insurance coverage through December 31, 2010 and certain senior unsecured debt issued by institutions and their holding companies would be guaranteed by the FDIC through December 31, 2012. We elected to participate in both the unlimited non-interest bearing transaction account coverage and the unsecured debt guarantee program.

     Under the Transaction Account Guarantee Program (TAGP), the FDIC provided unlimited deposit insurance coverage initially through December 31, 2009 for non-interest bearing transaction accounts (typically business checking accounts) and certain funds swept into non-interest bearing savings accounts. Institutions that participated in the TAGP paid a 10 basis points fee (annualized) on the balance of each covered account in excess of $250,000, while the additional deposit insurance was in place. The FDIC authorized an extension of the TAGP through December 31, 2010 for institutions participating in the original TAGP, unless an institution opted out of the extension period. During the extension period, fees increased to 15 to 25 basis points depending on an institution’s risk category for deposit insurance purposes. Importantly, the Dodd Frank Act now provides for unlimited deposit insurance coverage on non-interest bearing transaction accounts, including Interest On Lawyer Trust Accounts but excluding interest-bearing NOW accounts, without an additional fee at insured institutions such as the Bank through December 31, 2012.

     The TLGP also included the Debt Guarantee Program (DGP), under which the FDIC guarantees certain senior unsecured debt issued by FDIC-insured institutions and their holding companies. Under the DGP, upon a default by an issuer of FDIC-guaranteed debt, the FDIC will continue to make scheduled principal and interest payments on the debt. The unsecured debt must have been issued on or after October 14, 2008 and not later than October 31, 2009, and the guarantee is effective through the earlier of the maturity date (or mandatory conversion date) or December 31, 2012, although the debt may have a maturity date beyond December 31, 2012. Depending on the maturity of the debt, the nonrefundable DGP guarantee fee ranges from 50 to 100 basis points (annualized) for covered debt outstanding until the earlier of maturity or December 31, 2012. The FDIC also established an emergency debt guarantee facility through April 30, 2010 through which institutions that are unable to issue non-guaranteed debt to replace maturing senior unsecured debt because of market disruptions or other circumstances beyond their control may apply on a case-by-case basis to issue FDIC-guaranteed senior unsecured debt. The FDIC guarantee of any debt issued under this emergency facility would be subject to an annualized assessment rate equal to a minimum of 300 basis points. The Dodd Frank Act also authorizes the FDIC to guarantee debt of solvent institutions and their holding companies in a manner similar to the DGP; however, the FDIC and the Federal Reserve must make a determination that there is a liquidity event that threatens the financial stability of the United States and the United States Department of the Treasury (Treasury Department) must approve the terms of the guarantee program.

     The Bank’s deposits are insured up to the applicable limits under the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund. The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd Frank Act, the FDIC is required to set a DIF reserve ratio of 1.35% of estimated insured deposits and is required to achieve this ratio by September 30, 2020. Also, the Dodd Frank Act has eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits.

     Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, pursuant to the Dodd Frank Act, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e. Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments. Pursuant to the Dodd Frank Act, institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator).

     Prior to the passage of the Dodd Frank Act, assessments for FDIC deposit insurance ranged from 7 to 77 basis points per $100 of assessable deposits. On May 22, 2009, the FDIC imposed a special assessment of five basis points on each institution’s assets minus Tier 1 capital as of June 30, 2009, which was payable to the FDIC on September 30, 2009. The Bank paid a total of $2.2 million in deposit insurance assessments in 2009 including $495,000 related to the special assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment. Also during 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $6.6 million.

     In connection with the Dodd Frank Act’s requirement that insurance assessments be based on assets, the FDIC has recently issued the final rule that provides that assessments be based on an institution’s average consolidated assets (less average tangible equity) as opposed to its deposit level. The FDIC has stated that the new assessment schedule, which will be effective as of April 1, 2011, should result in the collection of assessment revenue that is approximately revenue neutral compared to the current method of calculating assessments. Pursuant to this new rule, the assessment base will be larger than the current assessment base, but the new rates are lower than current rates, ranging from approximately 2.5 basis points to 45 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio equals or exceeds 1.15%, the applicable assessment rates may range from 1.5 basis points to 40 basis points.

     In addition to the FDIC insurance premiums, the Bank is required to make quarterly payments on bonds issued by the Financing Corporation (FICO), an agency of the Federal government established to recapitalize a predecessor deposit insurance fund. During 2010, the Bank’s FICO assessment totaled $92,000. These assessments will continue until the FICO bonds are repaid between 2017 and 2019.

     Termination of Deposit Insurance. The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order, or condition imposed by the FDIC. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. There are no pending proceedings to terminate the FDIC deposit insurance of the Bank, and the management of the Bank does not know of any practice, condition, or violation that might lead to termination of deposit insurance.

     Qualified Thrift Lender (QTL) Test. Federal law requires OTS-regulated savings associations to meet a QTL test to avoid certain restrictions on its operations. A savings association satisfies the QTL test if the savings association’s “qualified thrift investments” continue to equal or exceed 65% of the savings association’s “portfolio assets” on a monthly average basis in nine out of every twelve months. “Qualified thrift investments” mean primarily securities, mortgage loans, and other investments related to housing, home equity loans, credit card loans, education loans, and other consumer loans up to a certain percentage of assets. “Portfolio assets” generally mean total assets of a savings association less the sum of certain specified liquid assets, goodwill and other intangible assets, and the value of property used in the conduct of the savings association’s business.

     A savings association may also satisfy the QTL test by qualifying as a “domestic building and loan association” (DBLA) under the Internal Revenue Code of 1986. To satisfy the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings in conformity with OTS rules and regulations, and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA’s assets must consist of assets that savings associations normally hold, except for consumer loans that are not educational loans. The Bank met the requirements of the QTL test by maintaining 78.4% of its assets at December 31, 2010 in the foregoing asset base.

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

     Loans to One Borrower. Federal law provides that savings associations are generally subject to certain limits on loans to one borrower or a related group of borrowers. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit on an unsecured basis to a single borrower or related group of borrowers in excess of 15% of its unimpaired capital and surplus. The Bank’s loans to one borrower limit at December 31, 2010 was $16.5 million. An additional amount may be loaned equal to 10% of unimpaired capital and surplus, if the loan is secured by specified readily-marketable collateral, which generally does not include real estate.

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

     The Dodd Frank Act also included specific changes to the law related to the definition of a “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of a “covered transaction,” the Dodd Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for an institution’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes an institution or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (1) the transaction is conducted on market terms between the parties and (2) if the proposed transaction represents more than 10 percent of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

     Change of Control. Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the OTS, and no individual may acquire control of a savings association if the OTS objects. Any company that acquires control of a savings association becomes a savings and loan holding company and is subject to regulation, examination, and supervision by the OTS. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the savings association or holding company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association’s or savings and loan holding company’s voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

     Companies subject to the BHCA that acquire or own savings associations are no longer defined as savings and loan holding companies under the HOLA and, therefore, are not generally subject to supervision, examination, and regulation by the OTS. OTS approval is not required for a bank holding company to acquire control of a savings association, although the OTS has a consultative role with the FRB in examination, enforcement, and acquisition matters. Holding companies that control both a bank and a savings association, however, are subject to registration, supervision, examination, and regulation under the BHCA and FRB regulations.

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

     Community Reinvestment Act. Savings associations have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The CRA requires the OTS to assess the Bank’s record of meeting the credit needs of its community, to assign the Bank one of four CRA ratings, and to take this record into account in the evaluation by the OTS of certain applications of the Bank, such as an application relating to a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS. The Bank received a satisfactory rating during its latest CRA examination in 2008.

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
     As noted above, the new Bureau of Consumer Financial Protection will have authority for amending existing consumer compliance regulations and implementing new such regulations. In addition, the Bureau will have the power to examine the compliance of financial institutions with an excess of $10 billion in assets with these consumer protection rules. The Bank’s compliance with consumer protection rules will be examined by the OTS/OCC since the Bank does not meet this $10 billion asset level threshold.

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

Federal Home Loan Bank System

     The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board, an independent federal agency, controls the FHLB system, including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Indianapolis, whichever is greater. At December 31, 2010, we had advances from the FHLB of Indianapolis with aggregate outstanding principal balances of $40.2 million, and our investment in FHLB of Indianapolis stock of $20.3 million was $17.2 million in excess of our minimum requirement. FHLB advances must be secured by specified types of assets of the Bank and are available to member institutions primarily for the purpose of providing funds for residential housing finance. The FHLB of Indianapolis has certain requirements including a five year notice period pursuant to their capital plan that must be met before they redeem their stock from member institutions. We have requested redemption of $15.5 million of our investment in FHLB of Indianapolis stock. The five year notice period ends in 2011 on $12.4 million and in 2012 on $2.8 million of our requested redemption. In February 2011, $10.0 million of FHLB stock was redeemed in accordance with our prior request.

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

     Among other requirements, the Sarbanes-Oxley Act established: (i) new requirements for audit committees of public companies, including independence and expertise standards; (ii) new standards for independent auditors and their audits of financial statements; (iii) a requirement that the chief executive officers and chief financial officers of public companies sign certifications relating to the financial statements and other information contained in periodic reports filed with the SEC as well as such companies’ internal control over financial reporting and disclosure controls and procedures; (iv) increased and accelerated disclosure obligations for public companies; and (v) new and increased civil and criminal penalties for violation of the federal securities laws.

Troubled Asset Relief Program Initiatives to Address Financial and Economic Crises in the United States

     The Emergency Economic Stabilization Act of 2008 (EESA) was signed into law on October 3, 2008. EESA gave the Treasury Department broad authority to address the then-current deterioration of the United States economy, to implement certain actions to help restore confidence, stability, and liquidity to United States financial markets, and to encourage financial institutions to increase their lending to clients and to each other. The EESA authorized the Treasury Department to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities, and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a Troubled Asset Relief Program (TARP). The Treasury Department allocated $250 billion to the voluntary Capital Purchase Program (CPP) under TARP. TARP also included direct purchases or guarantees of troubled assets of certain financial institutions by the U.S. Government.

     Under the CPP, the Treasury Department was authorized to purchase debt or equity securities from participating financial institutions. In connection therewith, each participating financial institution issued to the Treasury Department a warrant to purchase a certain number of shares of stock of the institution. During such time as the Treasury Department holds securities issued under the CPP, the participating financial institutions are required to comply with the Treasury Department’s standards for executive compensation and corporate governance and will have limited ability to increase the amounts of dividends paid on, or to repurchase, their common stock. The Company determined not to participate in the CPP.

     On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA), more commonly known as the federal economic stimulus or economic recovery package, went into effect. The ARRA includes a wide variety of programs intended to stimulate the United States economy and provide for extensive infrastructure, energy, health, and education needs. The ARRA also imposes new executive compensation limits and corporate governance requirements on participants in the CPP in addition to those previously announced by the Treasury Department. Because the Company elected not to participate in the CPP, these limits and requirements do not apply to the Company.

ITEM 1A. RISK FACTORS

     Investment in CFS Bancorp, Inc. common stock involves risk. The following discussion highlights those risks management believes are material for us, but does not necessarily include all risks that we may face.

Failure to comply with the restrictions and conditions in the informal regulatory agreements that the Company and the Bank entered into with the OTS could result in additional enforcement action against us.

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

     On July 21, 2010, the Dodd Frank Wall Street Reform and Consumer Protection Act (Dodd Frank Act), a sweeping financial reform bill, was signed into law and will result in a number of new regulations that could significantly impact regulatory compliance costs and the operations of community banks. The Dodd Frank Act includes, among other things, provisions establishing a Bureau of Consumer Financial Protection, which will have broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly-traded companies; provisions that would broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. The Dodd Frank Act also eliminates the OTS, and transfers supervisory authority for all previous OTS-regulated savings banks, like the Bank, to the Office of the Comptroller of the Currency, and for all thrift holding companies, such as CFS Bancorp, to the Federal Reserve. These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

     In addition, like all U.S. companies who prepare their financial statements in accordance with U.S. Generally Accepted Accounting Principles (U.S. GAAP), we are subject to changes in accounting rules and interpretations. We cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on us. Any such changes may negatively affect our financial performance, our ability to expand our products and services, and our ability to increase the value of our business and, as a result, could be materially adverse to our shareholders. In addition, like other federally insured depository institutions, CFS Bancorp and the Bank prepare and publicly report additional financial information under Regulatory Accounting Principles (RAP) and are similarly subject to changes in these rules and interpretations.

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

     As of December 31, 2010, approximately 66% of our loan portfolio consisted of commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), commercial construction and land development loans, and commercial participations. These types of loans involve increased risks because the borrower’s ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are made to small- or medium-sized business clients who may be more vulnerable to economic conditions and who may not have experienced a complete business or economic cycle. These types of loans are also typically larger than one-to-four family residential mortgage loans or consumer loans. Because our loan portfolio contains a significant number of commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), commercial construction and land development, and commercial participations, all with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in interest income recognized on loans and also could require us to increase the provision for loan losses and increase loan charge-offs, all of which would reduce our net income. All of these could have a material adverse effect on our financial condition and results of operations.

Our allowance for loan losses may be insufficient to cover actual loan losses.

     In keeping with industry practice, regulatory guidelines, and United States Generally Accepted Accounting Principals (U.S. GAAP), we maintain an allowance for loan losses at a level we believe adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense that represents our estimate of probable incurred losses within the loan portfolio at each statement of condition date and is based on the review of available and relevant information. The level of the allowance for loan losses reflects our consideration of historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Also, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase our allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance, and capital.

     We maintain an investment portfolio that includes, but is not limited to, government sponsored entity investment securities, mortgage-backed investment securities, and pooled trust preferred investment securities. The market value of investments in our portfolio has become increasingly volatile. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate, and a lack of liquidity for resales of certain investment securities, as well as specific challenges which may arise in the secondary markets for such investment securities. Quarterly we evaluate investment securities and other assets for impairment indicators. We may be required to record additional impairment charges if our investment securities suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

     In accordance with U.S. GAAP, we report certain assets, including investment securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued disruption in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

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

     In addition to other factors, our earnings and cash flows are dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Changes in the general level of interest rates may have an adverse effect on our business, financial condition, and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and investment securities and the amount of interest that we pay on deposits and borrowed funds. Changes in monetary policy and interest rates also can adversely affect:
  our ability to originate loans and obtain deposits;

  the fair value of our financial assets and liabilities; and

  the average duration of our investment securities portfolio.
     If the interest rates paid on deposits and other borrowed funds increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowed funds.

Negative conditions in the general economy and financial services industry may limit our access to additional funding and adversely affect liquidity.

     An inability to raise funds through deposits, borrowed funds, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. General industry factors that could detrimentally affect our access to liquidity sources include severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole, as evidenced by the turmoil in the domestic and worldwide credit markets which occurred in late 2008 and early 2009. Our ability to borrow could also be impaired by factors that are specific to us, such as a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.

We operate in a highly competitive industry and market area with other financial institutions offering products and services similar to those we offer.

     In our market area, we encounter significant competition from other savings associations, commercial banks, credit unions, mortgage banking firms, consumer finance companies, investment securities brokerage firms, insurance companies, money market mutual funds, and other financial intermediaries. Our competitors may have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. Our profitability depends upon our continued ability to compete successfully in our market area.

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

     Like other savings and loan holding companies, we are required by our regulatory authorities to maintain adequate levels of capital to support our operations. In addition, we may elect to raise additional capital to support the growth of our business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values, and other factors. Should we elect, or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or investment securities convertible into our common stock, which could dilute your ownership interest in the Company. Although we remain “well capitalized” at December 31, 2010 for regulatory purposes and we have improved our liquidity position and expanded our funding capacity, the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions, and a number of other factors, many of which lie outside of our control. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     We conduct our business through our main office and headquarters located at 707 Ridge Road, Munster, Indiana, 46321. In addition, we operate 22 full service banking centers in Cook, DuPage, and Will counties in Illinois and Lake and Porter counties in Indiana. We currently own 15 of our banking centers and lease seven others. We also currently own two vacant lots in Illinois and one in Indiana for potential future banking centers. In addition, we maintain 36 automated teller machines (ATMs), 23 of which are located at our banking centers. The net book value of our property and leasehold improvements at December 31, 2010 totaled $17.7 million. See “Note 4. Office Properties and Equipment” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

     The Company is involved in routine legal proceedings occurring in the ordinary course of its business, which, in the aggregate, are believed to be immaterial to the consolidated financial condition, results of operations, and cash flows of the Company.

ITEM 4. RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY INVESTMENT SECURITIES

(a)	The Company’s common stock is traded on the NASDAQ Global Market under the symbol “CITZ.” At February 23, 2010, there were 10,869,210 shares of common stock outstanding which were held by 1,874 shareholders of record. The table below sets forth the high and low sales price as reported by NASDAQ and cash dividends paid per share during each quarter of 2010 and 2009. Our ability to pay cash dividends depends largely on cash dividends the Company receives from the Bank. Dividends from the Bank are subject to various regulatory restrictions. Pursuant to informal regulatory agreements with the OTS, we are prohibited from paying dividends without the prior approval from the OTS. See “Regulation” within “Item 1. Business” and also “Note 11. Shareholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

				Cash
				Dividend
	Share Price			Paid
	High	Low	Close	Per Share
2010
First Quarter	$5.00	$2.93	$4.43	$.01
Second Quarter	6.25	4.36	4.88	.01
Third Quarter	4.99	4.01	4.56	.01
Fourth Quarter	5.85	4.35	5.23	.01

2009
First Quarter	$5.55	$1.71	$3.90	$.01
Second Quarter	5.10	3.50	4.23	.01
Third Quarter	4.95	3.75	4.68	.01
Fourth Quarter	4.76	3.19	3.23	.01

     Under our stock repurchase plan publicly announced on March 20, 2008, our Board of Directors authorized the purchase of up to 530,000 shares of our common stock. There are 448,612 shares that may still be purchased under that plan. We did not repurchase any shares of common stock during the quarter ended December 31, 2010. We are currently prohibited from repurchasing shares of our common stock without the prior approval of the OTS pursuant to our informal regulatory agreement with the OTS.

PERFORMANCE GRAPH

     The following graph compares the cumulative total returns for common stock to the total returns for the Standard & Poor’s 500 Index (S&P 500) and the NASDAQ Bank Index. The graph assumes that $100 was invested on December 31, 2005 in our common stock, the S&P 500 Index, and the NASDAQ Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes dividends are reinvested.

Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
CFS Bancorp, Inc.	$100.00	$105.85	$109.68	$30.30	$25.50	$41.70
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
NASDAQ Bank Index	100.00	113.82	91.16	71.52	59.87	68.34

ITEM 6. SELECTED FINANCIAL DATA

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share data)
Selected Financial Condition Data:
Total assets	$1,121,676	$1,081,515	$1,121,855	$1,150,278	$1,254,390
Loans receivable	732,584	762,386	749,973	793,136	802,383
Allowance for loan losses	17,179	19,461	15,558	8,026	11,184
Investment securities, available-for-sale	197,101	188,781	251,270	224,594	298,925
Investment securities, held-to-maturity	17,201	5,000	6,940	3,940	—
Bank-owned life insurance	35,463	34,575	36,606	36,475	35,876
Other real estate owned	22,324	9,242	3,242	1,162	321
Deposits	945,884	849,758	824,097	863,272	907,095
Borrowed funds	53,550	111,808	172,937	135,459	202,275
Shareholders’ equity	112,928	110,373	111,809	130,414	131,806
Book value per share	$10.41	$10.25	$10.47	$12.18	$11.84
Tangible book value per share	10.41	10.25	10.47	12.18	11.84
Common shares outstanding	10,850,040	10,771,061	10,674,511	10,705,510	11,134,331

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share data)
Selected Income Statement Data:
Interest income	$46,788	$51,308	$59,539	$72,241	$75,547
Interest expense	10,187	13,715	24,656	38,134	42,644
Net interest income	36,601	37,593	34,883	34,107	32,903
Provision for loan losses	3,877	12,588	26,296	2,328	1,309
Net interest income after provision for loan losses	32,724	25,005	8,587	31,779	31,594
Non-interest income	9,218	11,470	5,621	11,515	10,542
Non-interest expense	37,775	39,280	34,176	33,459	36,178
Income (loss) before income taxes	4,167	(2,805)	(19,968)	9,835	5,958
Income tax expense (benefit)	707	(2,262)	(8,673)	2,310	618
Net income (loss)	$3,460	$(543)	$(11,295)	$7,525	$5,340

Net income per common share:
Basic earnings (loss) per share	$.33	$(.05)	$(1.10)	$.71	$.48
Diluted earnings (loss) per share	.32	(.05)	(1.10)	.69	.47
Average common and common equivalent shares outstanding:
Basic	10,635,939	10,574,623	10,307,879	10,547,853	11,045,857
Diluted	10,705,814	10,680,085	10,508,306	10,842,782	11,393,863

Pre-tax, pre-provision earnings from core operations (1)	$10,175	$13,285	$12,664	$12,755	$7,883
____________________

(1)	See “Results of Operations – Non-GAAP Financial Information” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions about non-U.S. GAAP information.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands except per share data)
Average Balance Data:
Average interest-earning assets	$995,864	$1,010,519	$1,051,311	$1,130,957	$1,206,161
Average interest-bearing liabilities	889,444	897,016	929,199	998,439	1,067,149
Average shareholders’ equity	112,601	112,358	126,539	130,098	134,937
Average loans to average deposits	82.54%	89.46%	89.01%	91.22%	99.23%
Average shareholders’ equity to average assets	10.19	10.24	11.14	10.75	10.54
Average interest-earning assets to average
interest-bearing liabilities	111.96	112.65	113.14	113.27	113.03
Interest rate spread	3.55	3.55	3.01	2.57	2.26
Net interest margin	3.68	3.72	3.32	3.02	2.73

Selected Performance Ratios:
Return (loss) on average assets	.31%	(.05)%	(.99)%	.62%	.42%
Return (loss) on average equity	3.07	(.48)	(8.93)	5.78	3.96
Shareholders’ equity to total assets	10.07	10.21	9.97	11.34	10.51
Tangible shareholders’ equity to total assets	10.07	10.21	9.97	11.23	10.40
Tangible and core capital to total assets (Bank only)	9.07	8.88	9.07	10.50	9.71
Risk based capital ratio (Bank only)	13.32	12.35	13.21	13.93	14.10
Non-interest expense to average total assets	3.42	3.58	3.01	2.76	2.83
Efficiency ratio (1)	83.42	81.87	76.39	74.25	82.81

Asset Quality Data (at year end):
Non-performing loans to total loans	7.44%	7.74%	7.29%	3.73%	3.43%
Non-performing assets to total assets	6.85	6.31	5.16	2.67	2.22
Allowance for loan losses to total loans receivable	2.34	2.55	2.07	1.01	1.39
Allowance for loan losses to non-performing loans	31.53	32.98	28.44	27.11	40.64

Other Data (at year end):
Number of full service banking centers	22	22	21	21	20
Number of full time equivalent employees	322	312	322	303	360

Stock Price and Dividend Information:
High	$6.24	$4.80	$14.93	$15.12	$15.04
Low	3.02	1.75	3.50	13.93	14.10
Close	5.23	3.23	3.90	14.69	14.65
Cash dividends declared per share	.04	.04	.40	.48	.48
Dividend payout ratio	12.50%	NM	NM	69.57%	102.13%
____________________

(1)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net (gains) losses on the sales of investment securities and other assets and net other-than-temporary impairments of investment securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion and analysis presents the more significant factors affecting our financial condition as of December 31, 2010 and 2009 and results of operations for the three-year period ending December 31, 2010. This discussion and analysis should be read in conjunction with our consolidated financial statements, notes thereto, and other financial information appearing elsewhere in this report.

     During 2010, we recorded net income of $3.5 million, or $.32 per diluted share, which represents a significant improvement from the 2009 net loss of $543,000, or $(.05) per share. We saw progress during 2010 in our core banking operations as our business units continued to execute our Strategic Growth and Diversification Plan. Our provision for loan losses decreased in 2010 from 2009 due to the lower level of charge-offs and specific impairment reserves. We also reduced controllable expenses during the year. Net interest income and non-performing assets continue to be impacted by the local and national economy which resulted in a slightly lower net interest margin in 2010 even though our lower cost of funds partially offset this reduction. Non-interest income was pressured in 2010 as clients continue to monitor their overdraft and insufficient funds activity. Non-interest expenses declined by $1.5 million, or 3.8%, as a decrease in credit related costs was partially offset by higher professional fees related to the annual meeting proxy contest and severance and early retirement expenses.

     Improving credit quality was our number one priority in 2010. We have made significant progress in diversifying our loan portfolio by growing targeted segments and reducing loans not meeting our current defined risk tolerance. Since December 31, 2009, we have increased our portfolio of commercial and industrial, owner occupied commercial real estate, and multifamily loans by $11.0 million, or 4.6%. These categories now represent 50.7% of our commercial loan portfolio at December 31, 2010 compared to 45.8% a year ago. In addition, our targeted contraction portfolios of commercial construction and land development and non-owner occupied commercial real estate loans combined with commercial participations purchased decreased as a percentage of the total commercial loan portfolio to 49.3% from 54.2% at December 31, 2009. Our commercial participations purchased exposure decreased during the year by $28.8 million, or 54.9%, to $23.6 million at December 31, 2010 through repayments totaling $9.0 million, a loan sale to a third-party totaling $1.5 million, transfers to other real estate owned of $14.6 million, and partial charge-offs totaling $3.4 million.

     Our non-performing loans decreased to $54.5 million at December 31, 2010 from $59.0 million at December 31, 2009. Non-performing loans during 2010 were positively affected by paydowns and transfers to other real estate owned. We expect to make additional progress during 2011 in reducing our non-performing loans and non-performing assets and anticipate that credit quality-costs, including the provision for loan losses and other real estate owned related costs, will continue to affect reported earnings as we diligently work to reduce the outstanding investment in these loans.

     Our net interest margin for 2010 decreased four basis points to 3.68% from 3.72% for 2009. The net interest margin for 2010 was impacted by lower yields on loans receivable and investment securities, as well as our higher levels of liquidity due to a combination of strong deposit growth and loan portfolio shrinkage. Partially offsetting the decrease in yields on interest-earning assets, our cost of funds decreased due to the lower market rate environment and a reduction in the average balance of FHLB advances.

     We have had success during 2010 in growing core deposits through many channels including enhancing our brand recognition within our communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding our experienced sales team accountable for growing deposits and relationships. We increased our core deposits, excluding municipal core deposits, at December 31, 2010 by $57.3 million, or 12.9%, from December 31, 2009. The increase in core deposits strengthened our balance sheet, enhanced our liquidity, and allowed us to continue repaying maturing FHLB advances during the year.

     The Bank’s tangible, core, and risk-based capital ratios exceeded “minimum” and “well capitalized” for regulatory capital requirements and improved during 2010. Our tangible common equity at December 31, 2010 was $112.9 million, or 10.07% of tangible assets compared to $110.4 million, or 10.21% of tangible assets, at December 31, 2009.

Progress on Strategic Growth and Diversification Plan

     The Company’s Strategic Growth and Diversification Plan is built around four core objectives: (i) decreasing non-performing loans; (ii) ensuring costs are appropriate given the Company’s targeted future asset base; (iii) growing while diversifying by targeting small and mid-sized business owners for relationship-based banking opportunities; (iv) and expanding and deepening the Bank’s relationships with its clients.

     The Company continues to focus its efforts on reducing the level of non-performing loans, seeking to either restructure specific non-performing credits or foreclose, obtain title, and transfer the loan to other real estate owned where we can take control of and liquidate the underlying collateral. The Company’s ratio of non-performing loans to total loans decreased to 7.44% compared to 7.74% at December 31, 2009 as a result of loan repayments and transfers to other real estate owned, which were partially offset by new non-performing loans.

     The Company remains strongly focused on its cost structure. Non-interest expense for 2010 compared to 2009 decreased $1.5 million, or 3.8%. The decrease was primarily due to lower other real estate owned expense, loan collection expense, and FDIC special insurance premium assessments and was partially offset by increases in FDIC insurance premiums and OTS assessments combined, professional fees, and severance and early retirement expense.

     The Company has succeeded in increasing targeted growth segments in its loan portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily, to comprise 50.7% of the commercial loan portfolio at December 31, 2010, up from 45.8%, 39.1%, and 35.6% at December 31, 2009, 2008, and 2007, respectively. The Company’s focus on deepening relationships has emphasized core deposit and relationship-oriented time deposit growth which has resulted in a $96.1 million, or an 11.3%, increase in deposits since December 31, 2009.

Pre-tax, Pre-Provision Earnings from Core Operations

     The Company’s pre-tax, pre-provision earnings from core operations totaled $10.2 million for 2010 compared to $13.3 million for 2009. The current low interest rate environment, smaller loan portfolio, and increase in non-performing loans reduced the Company’s net interest income during 2010. Lower service charges and other fees due to recent regulatory changes also impacted earnings during 2010. In addition, income from bank-owned life insurance decreased from the 2009 when the Company recognized income totaling $1.4 million due to the death of an insured.

     During 2010, the Company realized increases in FDIC insurance premiums and OTS assessments, professional fees related to the 2010 annual meeting proxy contest, and severance and early retirement expenses, which were partially offset by lower net occupancy, furniture and equipment, and marketing expenses.

Non-GAAP Financial Information

     The following table reconciles income (loss) before income taxes in accordance with U.S. GAAP to the non-GAAP measurement of pre-tax, pre-provision earnings from core operations for the periods presented.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Reconciliation of Income (Loss) Before Income Taxes (Benefit) to Pre-Tax,
Pre-Provision Earnings from Core Operations:
Income (loss) before income taxes (benefit)	$4,167	$(2,805)	$(19,968)	$9,835	$5,958
Provision for loan losses	3,877	12,588	26,296	2,328	1,309
Pre-tax, pre-provision earnings	8,044	9,783	6,328	12,163	7,267

Adjustments:
Net gain on sale of investment securities available-for-sale	(689)	(1,092)	(69)	(536)	(750)
Net (gains) losses on sale of other assets	154	9	(30)	(22)	994
Other real estate owned expense	1,483	2,976	261	343	194
Loan collection expense	638	1,077	655	164	178
Severance and early retirement expense	545	37	—	643	—
FDIC special insurance premium assessment	—	495	—	—	—
Other-than-temporary impairment of investment securities available-for-sale	—	—	4,334	—	—
Goodwill impairment	—	—	1,185	—	—
Pre-tax, pre-provision earnings from core operations	$10,175	$13,285	$12,664	$12,755	$7,883

Pre-tax, pre-provision earnings from core operations to average assets	.92%	1.21%	1.11%	1.05%	.62%

     The Company’s accounting and reporting policies conform to U.S. GAAP and general practice within the banking industry. Management uses certain non-GAAP financial measures to evaluate the Company’s financial performance and has provided the non-GAAP financial measures of pre-tax, pre-provision earnings from core operations and pre-tax, pre-provision earnings from core operations to average assets. In these non-GAAP financial measures, the provision for loan losses, other real estate owned related expense, loan collection expense, and certain other items, such as gains and losses on sales of investment securities and other assets, severance and early retirement expense, FDIC special insurance premium assessment, and the amortization of the deferred premium on the early extinguishment of debt are excluded from the determination of core operating results. Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from core operations period to period and allows management and others to assess the Company’s ability to generate earnings to cover credit costs. Although these non-GAAP financial measures are intended to enhance investors understanding of the Company’s business performance, these should not be considered as an alternative to GAAP.

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

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to establish various accounting policies. Certain of these accounting policies require us to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. The estimates, judgments, and assumptions we used are based on historical experience, projected results, internal cash flow modeling techniques, and other factors which we believe are reasonable under the circumstances.

     Significant accounting policies are presented in “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in our financial statements. We view critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. We currently view the determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income taxes to be critical accounting policies.

     Allowance for Loan Losses. We maintain our allowance for loan losses at a level we believe is sufficient to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable incurred losses in our loan portfolio at each statement of condition date and is based on our review of available and relevant information.

     The first component of our allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables. We individually evaluate for impairment all loans over $750,000 and classified substandard. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. If we determine that a loan is collateral-dependent we will charge-off any identified collateral short fall against the allowance for loan losses.

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

     We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10, Investments – Debt and Equity Securities. In evaluating the possible impairment of investment securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and our ability and intent to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the investment securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

     If we determine that an investment experienced an OTTI, we must then determine the amount of the OTTI to be recognized in earnings. If we do not intend to sell the investment security and it is more likely than not that we will not be required to sell the investment security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If we intend to sell the investment security or it is more likely than not we will be required to sell the investment security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the investment security is ultimately sold. From time to time, we may dispose of an impaired investment security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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

     Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2010 and December 31, 2009, we conducted an extensive analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary, largely based on available tax planning strategies and our projections of future taxable income. Additional positive evidence considered in our analysis was our long-term history of generating taxable income; the industry in which we operate is cyclical in nature, as a result, recent losses are not expected to have a significant long-term impact on our profitability; the fact that recent losses were partly attributable to syndicated/participation lending which we stopped investing in during the first quarter of 2007; our history of fully realizing net operating losses, most recently a federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (nineteen years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois). We concluded that the aforementioned positive evidence outweighs the negative evidence of cumulative losses over the past three years. Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets. Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

     We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at December 31, 2010 and 2009.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Income

     Net income increased to $3.5 million, or $.32 per diluted share, for 2010 compared to a net loss of $543,000, or $(.05) per share, for 2009. Our 2010 results of operations were positively impacted by decreases in the provision for loan losses of $8.7 million and lower non-interest expense of $1.5 million from 2009. Partially offsetting these favorable variances were decreases in net interest income of $992,000 and non-interest income of $2.3 million from 2009.

Net Interest Income

     Net interest income is the principal source of earnings and consists of interest income received on loans and investment securities less interest expense paid on deposits and borrowed funds. Net interest income fluctuates due to a variety of reasons, most notably due to the size of our balance sheet, changes in interest rates, the shape of the U.S. Treasury yield curve, competitive market pressures on the pricing of our products, the level of our non-performing assets, and the level of interest-rate risk and credit risk we are willing to accept. Prior to 2010, our net interest margin increased over the last several years due to the decrease in our average cost of interest-bearing liabilities outpacing the decline in our average yield on interest-earning assets. The decrease in our average cost of interest-bearing liabilities has been driven by growth in low cost core deposits, declines in high cost certificates of deposit, and reduced reliance on higher cost wholesale funding sources.

     Net interest income totaled $36.6 million for 2010 compared to $37.6 million for 2009. Net interest margin (net interest income as a percentage of average interest-earning assets) for 2010 decreased four basis points to 3.68% from 3.72% for 2009. The decreases in net interest income and net interest margin were primarily a result of lower yields on loans and investment securities as a result of the lower interest rate environment combined with a balance decrease in the higher yielding loan portfolio and higher levels of lower yielding investment securities and liquidity.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED, AND RATES PAID

     The following table reflects the average yield on assets and average cost of liabilities for the years indicated. Average balances are derived from average daily balances.

	Year Ended December 31,
	2010			2009			2008
	Average		Average	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$747,768	$37,700	5.04%	$753,726	$39,277	5.21%	$754,196	$45,213	5.99%
Investment securities (2)	208,450	8,605	4.07	227,999	11,334	4.90	251,785	12,673	4.95
Other interest-earning assets (3)	39,646	483	1.22	28,794	697	2.42	45,330	1,653	3.65
Total interest-earning assets	995,864	46,788	4.70	1,010,519	51,308	5.08	1,051,311	59,539	5.66
Non-interest earning assets	109,469			86,992			84,482
Total assets	$1,105,333			$1,097,511			$1,135,793
Interest-bearing liabilities:
Deposits:
Checking accounts	$135,715	259.19		$128,037	346.27		$105,481	612.58
Money market accounts	164,800	1,086.66		157,518	1,133.72		181,852	3,768	2.07
Savings accounts	119,124	349.29		117,539	399.34		121,920	589.48
Certificates of deposit	394,160	6,680	1.69	366,506	8,569	2.34	374,834	13,130	3.50
Total deposits	813,799	8,374	1.03	769,600	10,447	1.36	784,087	18,099	2.31
Borrowed funds:
Other short-term borrowed funds (4)	14,916	75.50		14,653	101.69		25,743	430	1.67
FHLB advances (5)(6)	60,729	1,738	2.82	112,763	3,167	2.77	119,369	6,127	5.05
Total borrowed funds	75,645	1,813	2.36	127,416	3,268	2.53	145,112	6,557	4.44
Total interest-bearing liabilities	889,444	10,187	1.15	897,016	13,715	1.53	929,199	24,656	2.65
Non-interest bearing deposits	92,136			72,968			63,276
Non-interest bearing liabilities	11,152			15,169			16,779
Total liabilities	992,732			985,153			1,009,254
Shareholders’ equity	112,601			112,358			126,539
Total liabilities and shareholders’ equity	$1,105,333			$1,097,511			$1,135,793
Net interest-earning assets	$106,420			$113,503			$122,112
Net interest income/ interest rate spread		$36,601	3.55%		$37,593	3.55%		$34,883	3.01%
Net interest margin			3.68%			3.72%			3.32%
Ratio of average interest-earning assets to
average interest-bearing liabilities			111.96%			112.65%			113.14%
____________________

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock, money market accounts, federal funds sold, and interest-earning bank deposits.

(4)	Includes federal funds purchased, overnight borrowed funds from the Federal Reserve Bank discount window, and repurchase agreements (Repo Sweeps).

(5)	The 2009 period includes an average of $112.8 million of contractual FHLB advances reduced by an average of $62,000 of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed funds for the 2009 period includes $175,000 of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium for the 2009 period increased the average cost of borrowed funds as reported to 2.53% compared to an average contractual rate of 2.39%.

(6)	The 2008 period includes an average of $120.1 million of contractual FHLB advances reduced by an average of $763,000 of unamortized deferred premium on the early extinguishment of debt. Interest expense on borrowed funds for the 2008 period includes $1.5 million of amortization of the deferred premium on the early extinguishment of debt. The amortization of the deferred premium for the 2008 period increased the average cost of borrowed funds as reported to 4.44% compared to an average contractual rate of 2.41%.

RATE/VOLUME ANALYSIS

     The following table shows the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated. Changes attributable to the combined impact of rate and volume have been allocated proportional to the changes due to rate and changes due to volume.

	Year Ended December 31,			Year Ended December 31,
	2010 Compared to 2009			2009 Compared to 2008
	Change	Change		Change	Change
	due to	due to	Total	due to	due to	Total
	Rate	Volume	Change	Rate	Volume	Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(1,269)	$(308)	$(1,577)	$(5,908)	$(28)	$(5,936)
Investment securities	(1,812)	(917)	(2,729)	(154)	(1,185)	(1,339)
Other interest-earning assets	(421)	207	(214)	(459)	(497)	(956)
Total	(3,502)	(1,018)	(4,520)	(6,521)	(1,710)	(8,231)

Interest expense:
Deposits:
Checking accounts	(107)	20	(87)	(377)	111	(266)
Money market accounts	(98)	51	(47)	(2,185)	(450)	(2,635)
Savings accounts	(55)	5	(50)	(168)	(22)	(190)
Certificates of deposit	(2,498)	609	(1,889)	(4,270)	(291)	(4,561)
Total deposits	(2,758)	685	(2,073)	(7,000)	(652)	(7,652)
Borrowed funds:
Other short-term borrowed funds	(28)	2	(26)	(190)	(139)	(329)
FHLB advances	59	(1,488)	(1,429)	(2,628)	(332)	(2,960)
Total borrowed funds	31	(1,486)	(1,455)	(2,818)	(471)	(3,289)
Total	(2,727)	(801)	(3,528)	(9,818)	(1,123)	(10,941)
Net change in net interest income	$(775)	$(217)	$(992)	$3,297	$(587)	$2,710

Interest Income

     Interest income decreased to $46.8 million for 2010 from $51.3 million for 2009. The weighted-average yield on interest-earning assets decreased 38 basis points to 4.70% for 2010 from 5.08% for the comparable 2009 period. The yield on loans receivable decreased due to several large payoffs and a reduction in interest income related to new non-performing loans. The yield on investment securities declined due to reinvesting maturing investment securities and loan payoff proceeds in lower yielding investments as market interest rates declined significantly to new lows. In addition, the Bank is currently holding higher levels of short-term liquid investments due to the lack of desirable investment alternatives in the current interest rate environment.

Interest Expense

     Total interest expense decreased to $10.2 million for 2010 from $13.7 million for the 2009 period. The average cost of interest-bearing liabilities decreased 38 basis points to 1.15% for 2010 from 1.53% for 2009. Interest expense was positively affected by continued lower market interest rates during 2010 and decreases in the average balance of borrowed funds.

     Interest expense on interest-bearing deposits decreased to $8.4 million for 2010 from $10.4 million for 2009. The weighted-average cost of deposits decreased 33 basis points to 1.03% from 1.36% for 2009 as a result of disciplined pricing on deposits, the repricing of certificates of deposit at lower interest rates, and increases in the average balance of non-interest bearing deposits, which was partially offset by increases in the average balance of interest-bearing deposits.

     Interest expense on borrowed funds decreased to $1.8 million for 2010 from $3.3 million for 2009 primarily as a result of a reduction in the average balance of borrowed funds of 40.6% during 2010 compared to the 2009 period as we continued to strengthen our balance sheet and enhance our liquidity position by replacing this funding source with core deposits. The weighted-average cost of borrowed funds decreased 17 basis points during 2010 as a result of downward repricing due to lower market interest rates.

     Interest expense on borrowed funds is detailed in the table below for the periods indicated.

	Year Ended
	December 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowed funds at contractual rates	$75	$101	$(26)	(25.7)%
Interest expense on FHLB advances at contractual rates	1,738	2,992	(1,254)	(41.9)
Amortization of deferred premium	—	175	(175)	NM
Total interest expense on borrowed funds	$1,813	$3,268	$(1,455)	(44.5)

Provision for Loan Losses

     The provision for loan losses decreased to $3.9 million for 2010 from $12.6 million in 2009. For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

     The following table identifies the changes in non-interest income for the periods presented:

	Year Ended
	December 31,
	2010	2009	$ change	% change
		(Dollars in thousands)
Service charges and other fees	$5,114	$5,706	$(592)	(10.4)%
Card-based fees	1,867	1,664	203	12.2
Commission income	168	246	(78)	(31.7)
Subtotal fee based revenues	7,149	7,616	(467)	(6.1)
Income from bank-owned life insurance	893	2,183	(1,290)	(59.1)
Net gain on sale of loans receivable	160	—	160	NM
Other income	481	588	(107)	(18.2)
Subtotal	8,683	10,387	(1,704)	(16.4)
Net gain on sale of investment securities	689	1,092	(403)	(36.9)
Net loss on sale of other assets	(154)	(9)	(145)	NM
Total non-interest income	$9,218	$11,470	$(2,252)	(19.6)%

     Service charges and other fees were impacted by lower volume of non-sufficient funds transactions which is an industry trend that is expected to continue, if not accelerate, due to the recent regulatory changes affecting deposit account overdraft activity. Service charges and other fees were also impacted by lower credit enhancement fee income related to non-owner occupied commercial real estate lending as we strategically reduce our exposure to these types of products. Higher card-based fees and a net gain on the sale of loans receivable was more than offset by lower income from bank-owned life insurance, other income, and net gains on the sale of investment securities and other assets. Income from bank-owned life insurance decreased $1.3 million, primarily due to the inclusion in 2009 of $1.4 million of income due to the death of an insured. Other income was down in 2010 primarily due to income recorded during 2009 related to certain viatical investments.

Non-Interest Expense

     The following table identifies the changes in non-interest expense for the periods presented:

	Year Ended
	December 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$16,681	$16,257	$424	2.6%
Retirement and stock related compensation	748	968	(220)	(22.7)
Medical and life benefits	1,215	1,582	(367)	(23.2)
Other employee benefits	61	54	7	13.0
Subtotal compensation and employee benefits	18,705	18,861	(156)	(.8)
Net occupancy expense	2,832	3,022	(190)	(6.3)
FDIC insurance premiums and OTS assessments	2,551	2,145	406	18.9
Professional fees	2,283	1,907	376	19.7
Furniture and equipment expense	1,973	2,129	(156)	(7.3)
Data processing	1,754	1,670	84	5.0
Marketing	781	832	(51)	(6.1)
Other real estate owned related expense, net	1,483	2,976	(1,493)	(50.2)
Loan collection expense	638	1,077	(439)	(40.8)
Severance and early retirement expense	545	37	508	NM
FDIC special insurance premium assessment	—	495	(495)	NM
Other general and administrative expenses	4,230	4,129	101	2.4
Total non-interest expense	$37,775	$39,280	$(1,505)	(3.8)

     Our continuing cost control initiatives resulted in a decrease in almost all operating expense categories, including reductions of 6.3% in net occupancy expense, 7.3% in furniture and equipment expense, and 6.1% in marketing costs.

     Compensation and mandatory benefits expense increased during 2010 compared to 2009 primarily related to an incentive compensation accrual reduction of $600,000 in 2009 due to the net loss recorded for 2009. The 2010 incentive compensation cost was $1.0 million as we earned 46.1% of our diluted earnings per share bonus allocation.

     Retirement and stock related compensation was impacted by the absence of expense related to the Employee Stock Ownership Plan (ESOP) from 2009 when the Bank paid the remaining $1.2 million on the ESOP loan resulting in the allocation of the remaining 83,519 shares.

     Our FDIC insurance premiums and OTS assessments increased $406,000 during 2010 due to increases in the average balance of deposits from 2009 and the adoption of the FDIC’s Restoration Plan during 2009 which resulted in industry-wide rate increases effective April 1, 2009.

     Professional fees increased $376,000 during 2010 compared to 2009 as a result of the SEC’s new proxy statement disclosures effective in 2010, the Board of Director’s review of strategic alternatives, and costs associated with the 2010 proxy contest and annual meeting.

     Costs related to other real estate owned properties decreased $1.5 million during 2010 primarily due to a decrease in valuation allowances combined with decreased required expenses on these properties and increased income generated from certain commercial other real estate owned properties.

     Loan collection expense decreased $439,000 during 2010 as our balance of non-performing loans began to moderate. These expenses will fluctuate depending on the activity and costs related to collecting and protecting our interests in our non-performing loans. In addition, collection costs decreased as properties were transferred to other real estate owned.

     The aggregate severance and early retirement expense of $545,000 was incurred during 2010, a substantial portion of which related to the separation of our former Chief Financial Officer during the second quarter of 2010 and amounts payable to the daughter of our Chairman and Chief Executive Officer, in connection with her agreed separation of employment and agreement to forego certain bonus and equity-based compensation, refrain from certain competitive activities, and release claims.

     The efficiency ratio was 83.4% for 2010 compared to 81.9% for 2009. The ratio in 2009 was positively impacted due to the receipt of $1.4 million of income from bank-owned life insurance in the fourth quarter of 2009 due to the death of an insured. The 2010 efficiency ratio was negatively impacted by lower net interest income and non-interest income which was partially offset by decreases in almost all operating expense categories including compensation and employee benefits, credit related costs, and the absence of the prior year FDIC special insurance premium assessment. These expense reductions were partially offset by severance and early retirement costs and higher professional fees during 2010 related to certain corporate matters including the 2010 proxy contest and annual shareholder meeting.

Income Tax Expense

     The income tax expense totaled $707,000 for 2010 which equals an effective tax rate of 17.0%, compared to an income tax benefit of $(2.3) million, or a tax benefit rate of 80.6%, for 2009. The increase in the effective income tax rate was primarily due to higher pretax income, lower bank-owned life insurance income, and less tax sheltering effect of the bank-owned life insurance income and available tax credits.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Income

     We reported a net loss of $543,000, or $(0.05) per share, for 2009 compared to a net loss of $11.3 million, or $(1.10) per share, for 2008. Our 2009 results of operations were positively impacted by increases in net interest income of $2.7 million and non-interest income of $5.8 million and a decrease in the provision for loan losses of $13.7 million from the 2008 period. Partially offsetting these favorable variances was an increase in non-interest expense of $5.1 million from 2008, primarily due to higher credit related costs of $3.1 million and $2.2 million of higher FDIC premiums and OTS assessments, including the $495,000 FDIC special insurance premium assessment.

Net Interest Income

     Net interest income totaled $37.6 million for 2009 compared to $34.9 million for 2008. Net interest margin for 2009 improved 40 basis points to 3.72% from 3.32% for 2008. The increases in net interest income and net interest margin were primarily a result of a reduction in the average cost of deposits and borrowed funds for 2009 when compared to 2008.

Interest Income

     Interest income decreased to $51.3 million for 2009 from $59.5 million for 2008. The weighted-average yield on interest-earning assets decreased 58 basis points to 5.08% for 2009 from 5.66% for the comparable 2008 period. The decrease was primarily due to lower market rates of interest coupled with a $10.3 million increase in non-performing assets since December 31, 2008. Interest income was also impacted by a decrease in the average balance of investment securities available-for-sale during 2009 as we elected to utilize excess liquidity to further de-leverage the balance sheet as opposed to reinvesting proceeds from maturities, paydowns, and sales of investment securities.

Interest Expense

     Total interest expense decreased to $13.7 million for 2009 from $24.7 million for the 2008 period. The average cost of interest-bearing liabilities decreased 112 basis points to 1.53% for 2009 from 2.65% for 2008. Interest expense on deposits was positively affected by disciplined pricing on deposits, including certificates of deposit. In addition, the amortization of the premium on the early extinguishment of FHLB debt decreased by $1.3 million from 2008 and was fully amortized in 2009.

     Interest expense on interest-bearing deposits decreased to $10.4 million for 2009 from $18.1 million for 2008. The weighted-average cost of deposits decreased 95 basis points to 1.36% from 2.31% for 2008. This decrease was primarily as a result of disciplined pricing on deposits, including certificates of deposit, as market interest rates were lower in 2009 than 2008.

     Interest expense on borrowed funds decreased to $3.3 million for 2009 from $6.6 million for 2008 primarily as a result of lower rates on the repricing of FHLB debt. The average balances of FHLB advances also decreased during 2009 as we sought to strengthen our balance sheet and enhance our liquidity position by replacing this source of funding with core deposits and de-leveraging our balance sheet. The amortization of the deferred premium on the early extinguishment of debt (Premium Amortization) that was included in total interest expense on borrowed funds decreased to $175,000 for 2009 from $1.5 million for 2008, which resulted in a decrease in the cost of borrowed funds to 2.53% for 2009 from 4.44% for 2008. The interest expense related to the Premium Amortization was $175,000 before taxes and fully recognized as of December 31, 2009.

     Interest expense on borrowed funds is detailed in the table below for the periods indicated.

	Year Ended
	December 31,
	2009	2008	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowed funds at contractual rates	$101	$430	$(329)	(76.5)%
Interest expense on FHLB advances at contractual rates	2,992	4,675	(1,683)	(36.0)
Amortization of deferred premium	175	1,452	(1,277)	(87.9)
Total interest expense on borrowed funds	$3,268	$6,557	$(3,289)	(50.2)

Provision for Loan Losses

     The provision for loan losses decreased to $12.6 million for 2009 from $26.3 million in 2008. For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

     The following table summarizes the changes in non-interest income for the periods presented:

	Year Ended
	December 31,
	2009	2008	$ change	% change
		(Dollars in thousands)
Service charges and other fees	$5,706	$6,051	$(345)	(5.7)%
Card-based fees	1,664	1,600	64	4.0
Commission income	246	341	(95)	(27.9)
Subtotal fee based revenues	7,616	7,992	(376)	(4.7)
Income from bank-owned life insurance	2,183	1,300	883	67.9
Other income	588	564	24	4.3
Subtotal	10,387	9,856	531	5.4
Net gain on sale of investment securities	1,092	69	1,023	NM
Impairment on investment securities, available-for-sale	—	(4,334)	4,334	NM
Net gain (loss) on sale of other assets	(9)	30	(39)	NM
Total non-interest income	$11,470	$5,621	$5,849	104.1%

     Non-interest income before net gain (loss) on investment securities and other assets increased 5.4% for 2009 from 2008 primarily due to a gain on our bank-owned life insurance policy in the fourth quarter of 2009 as a result of the death of a former employee who was insured. This increase was partially offset by lower interest crediting rates resulting from a reduction in general market interest rates. Service charges and other fees decreased during 2009 from 2008 due to reduced volume of non-sufficient funds transactions which is an industry trend that is expected to continue, if not accelerate, due to recently passed legislation. Commission income from our third-party service provider from the sale of non-deposit investment products decreased due to decreased sales activity.

     During 2008, we recognized an other-than-temporary impairment on our investments in Fannie Mae and Freddie Mac preferred stock totaling $4.3 million. The market for investments in these government sponsored enterprises deteriorated throughout the second half of 2008 when the Treasury Department and the Federal Housing Finance Authority placed both of these government sponsored enterprises into conservatorship.

Non-Interest Expense

     The following table summarizes the changes in non-interest expense for the periods presented:

	Year Ended
	December 31,
	2009	2008	$ change	% change
		(Dollars in thousands)
Compensation and mandatory benefits	$16,257	$15,160	$1,097	7.2%
Retirement and stock related compensation	968	783	185	23.6
Medical and life benefits	1,582	1,450	132	9.1
Other employee benefits	54	105	(51)	(48.6)
Subtotal compensation and employee benefits	18,861	17,498	1,363	7.8
Net occupancy expense	3,022	3,175	(153)	(4.8)
FDIC insurance premiums and OTS assessments	2,145	420	1,725	NM
Professional fees	1,907	1,091	816	74.8
Furniture and equipment expense	2,129	2,362	(233)	(9.9)
Data processing	1,670	1,749	(79)	(4.5)
Marketing	832	1,002	(170)	(17.0)
Other real estate owned related expense, net	2,976	261	2,715	NM
Loan collection expense	1,077	655	422	64.4
Goodwill impairment	—	1,185	(1,185)	NM
Severance and early retirement costs	37	—	37	NM
FDIC special insurance premium assessment	495	—	495	NM
Other general and administrative expenses	4,129	4,778	(649)	(13.6)
Total non-interest expense	$39,280	$34,176	$5,104	14.9

     Compensation and mandatory benefits expense increased during 2009 due to a full year of compensation costs associated with the mid-2008 hiring of several business banking relationship managers and managers in loan operations and retail branches.

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

     Our FDIC insurance premiums and OTS assessments increased $1.7 million during 2009 due to the adoption of the FDIC’s Restoration Plan. The increase in our FDIC insurance premiums and OTS assessments included the industry-wide rate increases effective in 2009 and the absence of the utilization of certain FDIC insurance premium credits in 2008. The Restoration Plan also required a $495,000 FDIC special insurance premium assessment be paid in 2009.

     Professional fees also increased $816,000 during 2009 compared to 2008 as a result of increased fees related to the shareholder derivative demand made in 2009, additional regulatory compliance needs, supervisory examinations, and additional consulting fees. During 2009, we incurred $771,000 in expenses directly related to the shareholder derivative demand.

     Costs related to other real estate owned properties also increased $2.7 million during 2009 primarily due to increased valuation allowances and required expenses on our properties. Of the increase, $2.5 million was directly related to increases in the valuation reserves of three out of market commercial real estate properties caused by the decline in their estimated net realizable value.

     Loan collection expense increased $422,000 during 2009 primarily due to increased non-performing assets. These types of expenses include legal fees, appraisals, real estate tax payments, title searches, and other costs to protect our interests in the loans.

     Our efficiency ratio was 81.9% and 76.4%, respectively, for 2009 and 2008. These ratios were positively affected by increased net interest income and non-interest income partially offset by increases in non-interest expense as discussed above.

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

CHANGES IN FINANCIAL CONDITION FOR 2010

General

     Our total assets at December 31, 2010 increased by $40.2 million, or 3.7%, from $1.08 billion at December 31, 2009, primarily in investment securities and cash and cash equivalents as a result of growth in total deposits and a reduction in total loan balances.

	December 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$61,754	$24,428	$37,326	152.8%
Investment securities available-for-sale, at fair value	197,101	188,781	8,320	4.4
Investment securities held-to-maturity, at cost	17,201	5,000	12,201	244.0
Federal Home Loan Bank stock, at cost	20,282	23,944	(3,662)	(15.3)
Loans receivable, net	715,405	742,925	(27,520)	(3.7)
Bank-owned life insurance	35,463	34,575	888	2.6
Other real estate owned	22,324	9,242	13,082	141.5
Other	52,146	52,620	(474)	(.9)
Total assets	$1,121,676	$1,081,515	$40,161	3.7

Liabilities and Equity:
Deposits	$945,884	$849,758	$96,126	11.3%
Borrowed funds	53,550	111,808	(58,258)	(52.1)
Other liabilities	9,314	9,576	(262)	(2.7)
Total liabilities	1,008,748	971,142	37,606	3.9
Shareholders’ equity	112,928	110,373	2,555	2.3
Total liabilities and shareholders’ equity	$1,121,676	$1,081,515	$40,161	3.7%

LOANS

     The following table sets forth the composition of loans receivable and the percentage of loans by category as of the dates indicated.

	2010		2009		2008		2007		2006
		%		%		%		%		%
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$75,177	10.3%	$78,327	10.3%	$62,953	8.4%	$59,578	7.5%	$31,822	4.0%
Commercial real estate – owner occupied	99,436	13.6	99,559	13.1	85,565	11.4	82,382	10.4	—	—
Commercial real estate – non-owner occupied	191,866	26.2	195,917	25.7	193,836	25.9	184,807	23.3	312,225	38.8
Commercial real estate – multifamily	72,154	9.8	57,918	7.6	40,503	5.4	38,475	4.9	—	—
Commercial construction and land development	24,314	3.3	31,152	4.1	40,081	5.3	58,978	7.4	78,604	9.8
Commercial participations	23,588	3.2	52,356	6.8	60,047	8.0	82,058	10.3	80,731	10.1
Total commercial loans	486,535	66.4	515,229	67.6	482,985	64.4	506,278	63.8	503,382	62.7
Retail loans:
One-to-four family residential	184,545	25.2	185,293	24.3	203,308	27.1	212,103	26.7	225,007	28.1
Home equity lines of credit	56,212	7.7	56,911	7.5	58,918	7.8	60,326	7.6	70,527	8.8
Retail construction	3,170.4		3,401.4		2,650.4		11,131	1.4	—	—
Retail participations	—	—	—	—	489.1		495.1		—	—
Other	2,122.3		1,552.2		1,623.2		2,803.4		3,467.4
Total retail loans	246,049	33.6	247,157	32.4	266,988	35.6	286,858	36.2	299,001	37.3
Total loans receivable, net of unearned fees	$732,584	100.0%	$762,386	100.0%	$749,973	100.0%	$793,136	100.0%	$802,383	100.0%

     Loans receivable totaled $732.6 million at December 31, 2010 compared to $762.4 million at December 31, 2009. Total loan fundings in 2010 were $76.8 million which were offset by loan payoffs and repayments of $73.7 million, total loan sales of $5.6 million, transfers to other real estate owned of $17.4 million, and charge-offs of $6.4 million including $2.3 million that has been previously identified as a specific impairment reserve.

     Through the execution of our Strategic Growth and Diversification Plan and our focus on lending to small- to medium-sized businesses, we continue to diversify our loan portfolio and reduce loans not meeting our current defined risk tolerance. We have increased our targeted growth segments of the loan portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily, to comprise 50.7% of the commercial loan portfolio at December 31, 2010. During 2010, these targeted growth segments were impacted by loan payoffs including four commercial and industrial payoffs totaling $7.2 million, two commercial real estate – owner occupied loan payoffs totaling $5.1 million, and two commercial real estate – multifamily loan payoffs totaling $5.0 million.

     During 2010, we revised our classification of commercial loans by grouping all commercial participations purchased into one category. We believe that while we have made significant progress in reducing our overall investment in this type of lending, these loans have a higher degree of risk than our other classifications of commercial loans due to the fact that we are not the lead lender, approximately half of our commercial participations are outside of our market area, and the national and local economic conditions have impacted many of the projects collateralizing these participations. The reclassification was completed for each of the five years ended December 31, 2010.

     Commercial participations decreased 54.9% compared to December 31, 2009. The decrease in commercial participations since December 31, 2009 was due to three loan payoffs totaling $7.4 million, a $1.5 million sale of a portion of one of our participations purchased, transfers to other real estate owned totaling $14.2 million, and gross charge-offs totaling $3.4 million. In addition, commercial construction and land development and non-owner occupied commercial real estate loans decreased by $10.9 million, or 4.8%, since December 31, 2009. The decrease was primarily due to three loan payoffs totaling $5.9 million, transfers to other real estate owned totaling $2.1 million, and gross charge-offs totaling $798,000. In addition, we also sold a $3.6 million commercial construction and land development loan at par to a third party to reduce our exposure in this loan category.

     Total commercial participations by loan type and state are presented in the following tables as of the dates indicated.

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$226	1.0%	$273.5%		(17.2)%
Commercial real estate – owner occupied	84.3		—	—	NM
Commercial real estate – non-owner occupied	19,055	80.8	22,412	42.9	(15.0)
Commercial real estate – multifamily	—	—	5,090	9.7	(100.0)
Commercial construction and land development	4,223	17.9	24,581	46.9	(82.8)
Total commercial participations	$23,588	100.0%	$52,356	100.0%	(54.9)%

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$4,978	21.1%	$21,955	41.9%	(77.3)%
Indiana	5,776	24.5	13,149	25.1	(56.1)
Ohio	7,330	31.1	9,280	17.7	(21.0)
Florida	1,843	7.8	3,303	6.4	(44.2)
Colorado	2,078	8.8	2,515	4.8	(17.4)
Texas	1,583	6.7	1,661	3.2	(4.7)
New York	—	—	493.9		(100.0)
Total commercial participations	$23,588	100.0%	$52,356	100.0%	(54.9)%

     During 2010, we sold $5.6 million of conforming one-to-four family mortgage loans held-for-sale. We retained the servicing rights and recorded a gain on the sale of $160,000.

     During 2008, we revised our classification of commercial real estate loans to provide a better understanding of the types of commercial real estate loans within our loan portfolio. The method of presentation identifies commercial real estate loans that are owner occupied, non-owner occupied, and multifamily loans. Loans to owner occupied businesses are generally engaged in manufacturing, sales, and/or services. We believe that these loans have a lower risk profile than non-owner occupied commercial real estate loans since they are primarily dependent on the borrower’s business-generated cash flows for repayment, not on the conversion of real estate that may be pledged as collateral. Loans related to rental income-producing properties, properties intended to be sold, and properties collateralizing hospitality loans will continue to be classified as commercial real estate – non-owner occupied loans. Loans related to residential rental properties such as apartment complexes are now classified as commercial real estate loans – multifamily. Completing these changes in presentation involved a loan-by-loan review of our commercial real estate loans. The presentation methodology was implemented as of December 31, 2007 and prospectively, as it was impractical to apply it to data from 2006. The classification of construction and land development and one-to-four family residential loans was also reviewed resulting in a reclassification of all one-to-four family construction and lot loans as retail construction loans within the retail loan category since these loans are typically loans on single lots for the construction of the borrower’s primary residence. These loans were previously identified in commercial construction and land development.

Loan Concentrations

     Our lending activities are exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographic areas and large extensions of credit to individual borrowers. Our loan portfolio consists of loans secured by real estate within its market area. At December 31, 2010 and 2009, loans representing 49.0% and 50.0%, respectively, of our total loans receivable were secured by real estate located in the state of Indiana and 34.5% and 33.2%, respectively, were secured by real estate located in the state of Illinois. At December 31, 2010, we also had a concentration of loans secured by office and/or warehouse buildings totaling $207.3 million or 28.3% of our total loan portfolio. Loans secured by these types of collateral involve higher principal amounts. The repayment of these loans generally is dependent, in large part, on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate market or in the economy.

Contractual Principal Repayments and Interest Rates

     The following table sets forth the contractual final maturities of our commercial loans at December 31, 2010, as well as the dollar amount of loans scheduled to mature after one year. Demand loans and loans having no scheduled repayments and no stated maturity are reported as due in one year or less. This table is not indicative of the timing of expected repayments on these loans.

		Principal
		Repayments
		Contractually
	Total at	Due			Total
	December 31,	1 year	After 1 thru	After	Due After
	2010 (1)	or less	5 years	5 years	1 Year
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$74,940	$37,706	$30,115	$7,119	$37,234
Commercial real estate – owner occupied	99,435	11,226	52,823	35,386	88,209
Commercial real estate – non-owner occupied	191,998	44,094	115,360	32,544	147,904
Commercial real estate – multifamily	72,080	11,331	22,186	38,563	60,749
Commercial construction and land development	24,310	18,495	5,454	361	5,815
Commercial participations	23,594	11,016	10,937	1,641	12,578
Total commercial loans	$486,357	$133,868	$236,875	$115,614	$352,489
____________________

(1)	Gross loans receivable does not include deferred fees and costs of $178,000 as of December 31, 2010.

(2)	Of the $352.5 million of loan principal repayments contractually due after December 31, 2011, $171.3 million have fixed interest rates and $181.2 million have variable interest rates which reprice from one month up to five years.

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

INVESTMENT SECURITIES

     We manage our investment securities portfolio to adjust balance sheet interest rate sensitivity to help insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines, and to meet pledging and liquidity requirements.

     We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity. The amortized cost of investment securities available-for-sale with their par and fair values were as follows for the dates indicated:

	December 31,
	2010			2009			2008
	Par	Amortized	Fair	Par	Amortized	Fair	Par	Amortized	Fair
	Value	Cost	Value	Value	Cost	Value	Value	Cost	Value
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$15,000	$14,975	$14,819	$—	$—	$—	$—	$—	$—
Government sponsored entity (GSE)
securities	30,800	30,717	31,020	40,450	40,374	41,457	98,400	97,987	102,345
Corporate bonds	4,000	3,629	3,586	—	—	—	—	—	—
Collateralized mortgage
obligations	62,512	59,037	60,755	67,307	66,413	66,768	78,276	76,506	75,543
Commercial mortgage-backed
securities	66,282	67,052	68,698	49,722	49,210	50,522	40,511	39,669	38,393
Mortgage-backed securities	—	—	—	9,527	9,426	9,835	10,881	10,774	10,856
Pooled trust preferred securities	29,409	26,473	18,125	30,223	27,093	20,012	30,966	27,668	24,133
GSE preferred stock	5,837	—	98	5,837	—	187	5,837	—	—
	$213,840	$201,883	$197,101	$203,066	$192,516	$188,781	$264,871	$252,604	$251,270

     At December 31, 2010, we had asset-backed investment securities with an amortized cost of $10.3 million and state and municipal investment securities with an amortized cost of $6.9 million that were classified as held-to-maturity. At December 31, 2009, our held-to-maturity investment securities consisted of state and municipal investment securities with an amortized cost of $5.0 million. The gross unrealized holding gains on the held-to-maturity investment securities totaled $232,000 and $179,000, at December 31, 2010 and 2009, respectively. At December 31, 2010, the held-to-maturity investment securities have gross unrealized losses of $7,000.

     At December 31, 2010, the amortized cost of our collateralized mortgage obligation portfolio totaled $59.0 million with 96% of the portfolio comprised of AA-rated or higher investment securities. The composition of this portfolio includes $12.9 million backed by Ginnie Mae, Fannie Mae, or Freddie Mac. Of the collateralized mortgage obligation portfolio, $46.1 million are non-agency securities and mainly backed by conventional residential mortgages with 15-year, fixed-rate, prime loans originated prior to 2005; low historical delinquencies; weighted-average credit scores in excess of 725; and loan-to-values under 50%. One $2.0 million bond was downgraded in 2009 and now has two non-investment grade ratings. This bond was AAA-rated when we purchased it at a 7.9% discount and was at an unrealized gain during the fourth quarter of 2010. One $61,000 bond was downgraded in 2009 and now has two non-investment grade ratings. This bond was AAA-rated when purchased, and is currently insured by MBIA.

     Our commercial mortgage-backed investment securities portfolio consists mainly of short-term, senior tranches of seasoned issues with extensive subordination and limited balloon risk. All bonds are AAA-rated. We stress test all bonds in this sector on a monthly basis. Of this portfolio, 100% of the bonds can withstand a minimum annual default rate of 50% with recoveries of 50 cents on the dollar and not experience any losses. Bonds totaling $708,000 of the commercial mortgage-backed investment securities portfolio have collateral that has been completely replaced with U.S. Treasury obligations.

     At December 31, 2010, our investment in pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches. In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting liquidity of these securities and record-low interest rates and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the economy recovers, as interest rates rise, and as the performance of the underlying collateral improves.

     All of our pooled trust preferred investment securities were AAA-rated when they were purchased at discounts in excess of 10%. In 2009, the market for pooled trust preferred investment securities was severely impacted by the credit crisis leading to increased deferrals and defaults. Ratings were negatively affected in 2009 and all of these securities in our portfolio have at least one rating below investment grade. Updated ratings for one tranche with an amortized cost of $7.6 million currently holds both an A and a CCC- rating. The market for pooled trust preferred securities is currently inactive. As such, we may have to hold these securities for an extended period of time, which we have the ability and intent to do.

     We utilize extensive external and internal analysis on our pooled trust preferred holdings. Stress tests are performed on all underlying issuers in the pools to project probabilities of deferral or default. Although only a portion of deferring collateral may eventually default, management’s internal stress testing utilizes immediate defaults for all deferring collateral. Any collateral that management believes may be at risk for deferring, based upon our review of the underlying banks’ and thrift holding companies’ most recent financial and regulatory information, is assumed to default immediately. Internal stress testing also assumes no recoveries on defaulted collateral. All external and internal stress testing currently projects no loss of principal or interest on any of our holdings. If certain coverage tests are not met, interest is diverted from subordinate classes to pay down principal on the “Super Senior” tranche. Principal paydown rates increased in the fourth quarter as underlying issuers paid off their obligations and as previously deferring issuers resumed payments and repaid past due interest or “cured.” Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches. During the fourth quarter, the level of collateral backing the pools deemed by us to be at risk decreased on improving financials, large capital raises, acquisitions, and cures by previously deferring issuers. Based on the increasing pace of and success of capital raises by underlying issuers and confirmed acquisitions of underlying issuers, we believe the pace of cures may continue to accelerate in the near term. Past defaults on underlying collateral ensure cash flows will continue to be diverted to our “Super Senior” tranches to pay down principal for several years. Recent law changes enacted in the Dodd Frank Act affect the capital treatment of pooled trust preferred securities. Offering circulars outline the underlying issuer’s ability to prepay their issues if such a capital treatment event occurs. While we believe the opportunity exists for underlying issuers to prepay their trust preferred securities, we believe any such activity will be limited. Four of the five pools that we have investments in are failing certain coverage tests that are designed to protect the holders of the “Super Senior” tranches. As such, the proceeds of any early redemptions, successful tenders, or cures, will be used to further pay down principal in the “Super Senior” tranches of these four pools.

     Current pricing for floating-rate trust preferred securities has been negatively affected by record low rates on three-month Libor and a near-record steepness of the yield curve. Floating-rate trust preferred security prices have historically been weakest when three-month Libor is low and the yield curve is steep. Prices for floating-rate trust preferred securities have historically been at their strongest when three-month Libor is high and the yield curve is flat or inverted. Three-month Libor was at 0.303% at December 31, 2010 and the difference in the yield of the two-year treasury compared to the ten-year treasury was 270 basis points at December 31, 2010. While the market remains illiquid, general pricing indications from multiple dealers suggest liquidation levels in excess of currently reported fair values.

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

	Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$14,819	$—	$14,819	$—
Government sponsored entity (GSE) securities	31,020	—	31,020	—
Corporate bonds	3,586	—	3,586	—
Collateralized mortgage obligations	60,755	—	60,755	—
Commercial mortgage-backed securities	68,698	—	68,698	—
Pooled trust preferred securities	18,125	—	—	18,125
GSE preferred stock	98	98	—	—

     Investment securities available-for-sale are measured at fair value on a recurring basis. Level 2 investment securities are valued by a third-party pricing service commonly used in the banking industry utilizing observable inputs. The pricing provider utilizes evaluated pricing models that vary based on asset class. These models incorporate available market information including quoted prices of investment securities with similar characteristics and, because many fixed-income investment securities do not trade on a daily basis, apply available information through processes such as benchmark yield curves, benchmarking of like investment securities, sector groupings, and matrix pricing. In addition, model processes, such as an option adjusted spread model, are used to develop prepayment and interest rate scenarios for investment securities with prepayment features.

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

     We determined that Level 3 pricing models should be utilized for valuing our investments in pooled trust preferred investment securities. The markets for these investment securities at December 31, 2010 were not active. Given the limited number of observable transactions in the secondary market and the absence of a new issue market, management determined an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

     For our Level 3 pricing model, we used externally produced fair values provided by a third-party and compared them to other external pricing sources. Other external sources provided similar prices, both higher and lower, than what we used. The external model uses deferral and default probabilities for underlying issuers, estimated deferral periods, and recovery rates on defaults.

     The following is a reconciliation of the beginning and ending balances of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs for the years indicated:

	Investment securities available-for-sale
	2010	2009
	(Dollars in thousands)
Beginning balance	$20,012	$24,133
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	(1,267)	(3,546)
Principal repayments	(620)	(575)
Ending balance	$18,125	$20,012

     We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 321-10, Investments – Debt and Equity Securities. Current accounting guidance generally provides that if a marketable investment security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the investment security must assess whether the impairment is other-than-temporary.

     The unrealized losses on pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value. We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. The Company concluded that the unrealized losses that existed at December 31, 2010 did not constitute other-than-temporary impairments.

     The following table sets forth certain information regarding the maturities and weighted-average yield of investment securities as of December 31, 2010. The amounts and yields listed in the table are based on amortized cost.

							Collateralized		Commercial
	U.S. Treasury				Corporate		Mortgage		Mortgage-Backed
	Securities		GSE Securities		Bonds (1)		Obligations (2)		Securities (3)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Maturities:
Less than 1 year	$—	—%	$6,000	5.13%	$—	—%	$12,291	5.59%	$11,303	5.70%
1 to less than 5 years	14,975	1.35	24,717	2.25	—	—	33,465	5.66	54,083	4.52
5 to less than 10 years	—	—	—	—	3,629	2.11	13,281	3.72	1,666	4.13
10 years and over	—	—	—	—	—	—	—	—	—	—
Total investment securities	$14,975	1.35%	$30,717	2.81%	$3,629	2.11%	$59,037	5.21%	$67,052	4.71%
Average months to maturity	47.5		41.1		71.0		35.1		23.9

					State and
	Trust Preferred		Asset Backed		Municipal
	Securities (4)		Securities (5) (6)		Securities (6)		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
					(Dollars in thousands)
Maturities:
Less than 1 year	$—	—%	$—	—%	$2,970	2.63%	$32,564	5.27%
1 to less than 5 years	—	—	10,261	5.21	3,970	1.95	141,471	4.04
5 to less than 10 years	—	—	—	—	—	—	18,576	3.44
10 years and over	26,473	1.65	—	—	—	—	26,473	1.65
Total investment securities	$26,473	1.65%	$10,261	5.21%	$6,940	2.24%	$219,084	3.88%
Average months to maturity	232.3		31.6		20.9		57.2
____________________

(1)	Our corporate bond portfolio contains a single floating-rate note.

(2)	Our collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these investment securities are based on historical and estimated prepayment rates for the underlying mortgage collateral and were calculated using prepayment speeds based on the trailing three-month CPR (Constant Prepayment Rate). The estimated average lives may differ from actual principal cash flows since cash flows include scheduled principal amortization and prepayments.

(3)	Our commercial mortgage-backed investment securities are amortizing in nature. As such, the maturities presented in the table for these investment securities are based on contractual payment assumptions for the underlying collateral and were calculated using no prepayment speed.

(4)	Our pooled trust preferred investment securities have floating rates. The projected yields are calculated to the contractual maturity and are based on the coupon rates at December 31, 2010 and fourth quarter of 2010 actual prepayment rates.

(5)	Our asset backed investment securities are amortizing in nature. As such, the maturities presented in the table are based on the estimated prepayment rates for the underlying collateral.

(6)	Our asset backed and our state and municipal investment securities are classified as held-to-maturity.

DEPOSITS

     The following table sets forth the dollar amount of deposits and the percentage of total deposits in each deposit category offered at the dates indicated.

	December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Deposits:
Non-interest bearing checking accounts	$90,220	9.6%	$89,261	10.5%	$63,484	7.7%
Interest-bearing checking accounts	132,893	14.0	106,013	12.5	96,070	11.7
Money market accounts	158,259	16.7	136,411	16.0	134,997	16.4
Savings accounts	121,504	12.9	113,865	13.4	114,633	13.9
Subtotal core deposits	502,876	53.2	445,550	52.4	409,184	49.7
Certificates of deposit	402,302	42.5	354,401	41.7	356,227	43.2
Non-municipal deposits	905,178	95.7	799,951	94.1	765,411	92.9
Municipal core deposits	36,457	3.9	38,993	4.6	39,221	4.7
Municipal certificates of deposit	4,249.4		10,814	1.3	19,465	2.4
Municipal deposits	40,706	4.3	49,807	5.9	58,686	7.1
Total deposits	$945,884	100.0%	$849,758	100.0%	$824,097	100.0%

     Our ongoing implementation of high performance sales training; increased community involvement; increased partner calling between our business, cash management, and retail teams; and enhanced brand recognition continues to produce favorable deposit gathering results. Total deposits increased $96.1 million, or 11.3%, to $945.9 million at December 31, 2010 from $849.8 million at December 31, 2009 resulting from a $57.3 million, or 12.9%, million increase in non-municipal core deposits and a $47.9 million, or 13.5%, increase in non-municipal certificates of deposit. The increase in non-municipal core deposits included increases of $26.9 million in interest-bearing checking accounts primarily related to a significant new deposit relationship with a trust company. The increase in our core deposits strengthened our balance sheet and enhanced our liquidity by allowing us to reduce higher cost FHLB advances. As previously discussed, increased core deposits are reflective of our continuing success in deepening our client relationships, one of our core Strategic Plan objectives. The increase in non-municipal certificates of deposit from December 31, 2009 is primarily related to a successful relationship-based marketing effort for these products.

     While we maintain strong relationships with our municipal clients, and municipal deposits continue to comprise an important funding source, the current recession’s impact on municipalities and other government-related entities has resulted in lower municipal deposit levels.

     As of December 31, 2010, the aggregate amount of outstanding certificates of deposit was $406.6 million. The following table presents the maturity of these time certificates of deposit.

December 31, 2010
(Dollars in thousands)
3 months or less	$76,570
Over 3 months through 6 months	114,696
Over 6 months through 12 months	119,259
Over 12 months through 36 months	72,928
Over 36 months	23,098
$406,551

     In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own. The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative as compared to FHLB advances. At December 31, 2010, we had $13.4 million in Repo Sweeps compared to $15.7 million at December 31, 2009. The Repo Sweeps are included in the borrowed funds table and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds. The investment securities underlying these Repo Sweeps continue to be reflected as assets.

BORROWED FUNDS

     Borrowed funds consisted of the following at the dates indicated:

	December 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Repo Sweeps	$13,352.50%		$15,659.50%
Federal Reserve Bank discount window	—	—	8,640.50
FHLB of Indianapolis advances	40,198	3.79	87,509	2.53
Total borrowed funds	$53,550	2.97	$111,808	2.09

     During 2010, we chose to utilize excess liquidity generated from strong deposit growth to repay maturing FHLB advances.

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

General

     All of our assets are subject to review under our classification system. See discussion on “Potential Problem Assets” below. Impaired loans are reviewed quarterly by our Asset Management Committee. The Loan Committee and the Board of Directors reviews our classified assets (including impaired loans) on a quarterly basis. When a borrower fails to make a required loan payment, we attempt to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made prior to 30 days after a payment is due. Late charges are generally assessed after 15 days with additional efforts being made to collect the past due payments. While we generally prefer to work with borrowers to resolve delinquency problems, when the account becomes 90 days delinquent, we may initiate foreclosure or other proceedings, as deemed necessary, to minimize any potential loss.

     Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest subsequently received on non-performing loans is accounted for by using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual. We generally do not accrue interest on loans past due 90 days or more.

     Real estate acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans identified as in-substance foreclosures are classified as other real estate owned until sold. A loan is classified as an in-substance foreclosure when we take possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Other real estate owned is initially recorded at net realizable values, with any resulting write-down charged to the allowance for loan losses. Valuations are periodically performed by management, with any subsequent declines in estimated fair value charged to expense. After acquisition, all costs incurred in maintaining the property are expensed, and costs incurred for the improvement or development of the property are capitalized up to the extent of its net realizable value.

Non-Performing Assets

     The following table provides information relating to our non-performing assets at the dates presented.

	December 31,
	2010	2009	2008	2007 (1)	2006
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$228	$1,399	$2,551	$281	$455
Commercial real estate – owner occupied	9,119	3,627	4,141	5,871	—
Commercial real estate – non-owner occupied	21,512	11,945	11,983	3,506	15,863
Commercial real estate – multifamily	1,071	623	342	229	—
Commercial construction and land development	9,183	9,488	9,455	3,388	3,455
Commercial participations (2)	9,499	26,729	21,327	12,572	3,737
Total commercial loans	50,612	53,811	49,799	25,847	23,510
Retail loans:
One-to-four family residential	2,955	4,519	3,048	2,706	3,177
Home equity lines of credit	718	393	1,570	749	772
Retail construction	203	279	279	279	—
Other	4	7	5	19	58
Total retail loans	3,880	5,198	4,902	3,753	4,007
Total non-performing loans	54,492	59,009	54,701	29,600	27,517
Other real estate owned, net	22,324	9,242	3,242	1,162	321
Total non-performing assets	76,816	68,251	57,943	30,762	27,838
90 days past due loans still accruing interest	2,469	640	605	—	—
Total non-performing assets plus 90 days past due
loans still accruing interest	$79,285	$68,891	$58,548	$30,762	$27,838
Non-performing assets to total assets	6.85%	6.31%	5.16%	2.67%	2.22%
Non-performing loans to total loans	7.44	7.74	7.29	3.73	3.43
____________________

(1)	At December 31, 2007, we segmented our commercial real estate portfolio into owner occupied, non-owner occupied, and multifamily loans. The methodology was implemented only as of December 31, 2007 and prospectively, as it was impractical to apply it to data from 2006. See further discussion in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

(2)	At December 31, 2010, the Bank reclassified its commercial participations purchased out of the other commercial loan categories. The methodology was implemented for each of the five years ended December 31, 2010. See further discussion in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

     Total non-performing loans decreased $4.5 million to $54.5 million at December 31, 2010 from $59.0 million at December 31, 2009. The ratio of non-performing loans to total loans decreased to 7.44% compared to December 31, 2009 primarily due to the decrease in non-performing loans. The decrease in non-performing loans during 2010 was due to the transfer of $17.3 million of loans to other real estate owned, the transfer to accruing status of $2.7 million of one-to-four family residential loans that were brought current, repayments totaling $4.5 million, and charge-offs as follows:
  $2.3 million on a non-owner occupied commercial real estate participation relationship;

  $1.0 million on commercial construction and land development participation relationships;

  $848,000 on commercial and industrial relationships;

  $797,000 on non-owner occupied commercial real estate relationships;

  $773,000 on various one-to-four family residential loans; and

  $310,000 on various HELOC loans.
The above decreases to non-performing loans were partially offset by the transfer to non-accrual status of:
  owner occupied commercial real estate loans totaling $6.0 million;

  non-owner occupied commercial real estate loans totaling $13.1 million;

  multifamily loans totaling $1.2 million;

  commercial construction and land development loans totaling $1.1 million;

  a commercial participation construction and land development loan totaling $2.6 million; and

  one-to-four family residential loans totaling $3.0 million.
     Non-performing assets increased to $76.8 million at December 31, 2010 from $68.3 million at December 31, 2009 as a result of the transfer of non-performing loans to other real estate owned during 2010. Four commercial construction and land development loans totaling $1.7 million, ten one-to-four family residential loans totaling $496,000, and seven commercial participation loans totaling $14.2 million were transferred at their net realizable value. Subsequent to the transfer, we sold $1.1 million of these other real estate owned properties. During 2010, we also recorded valuation allowances totaling $762,000 which were directly related to the increase in the valuation reserves on our other real estate owned properties caused by the declines in net realizable values.

     The following table identifies our other real estate owned properties based on the loan portfolio they originated in:

	December 31,	December 31,
	2010	2009	% change
	(Dollars in thousands)
Commercial real estate – owner occupied	$171	$—	NM %
Commercial real estate – non-owner occupied	2,595	2,819	(7.9)
Commercial real estate – multifamily	329	—	NM
Commercial construction and land development	795	2,367	(66.4)
Commercial participations:
Commercial real estate – non-owner occupied	2,796	—	NM
Commercial construction and land development	14,817	3,573	314.7
One-to-four family residential	821	483	70.0
Total other real estate owned	$22,324	$9,242	141.5%

     Our non-performing commercial participations are summarized as follows at the dates indicated.

	December 31,	December 31,
	2010	2009	% change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$5,302	$10,158	(47.8)%
Commercial construction and land development	4,197	16,571	(74.7)
Total non-performing commercial participations	$9,499	$26,729	(64.5)%
Percentage of total non-performing loans	17.4%	45.3%
Percentage of total commercial participations	40.3	51.0

     The following table summarizes our non-performing commercial participations by state at the dates indicated.

	December 31,	December 31,
	2010	2009	% change
	(Dollars in thousands)
Illinois	$2,354	$10,659	(77.9)%
Indiana	5,302	12,767	(58.5)
Florida	1,843	3,303	(44.2)
Total non-performing commercial participations	$9,499	$26,729	(64.5)%

     We continue to explore ways to reduce our overall exposure in these non-performing loans through various alternatives, including the potential sale of certain of these non-performing assets. Any future impact to the allowance for loan losses in the event of such sales or other similar actions cannot be reasonably determined at this time.

     The interest income that would have been recorded during 2010, if all of our non-performing loans at the end of the year had been current in accordance with their terms during the year, was $3.1 million. The actual amount of interest recorded as income (on a cash basis) on these loans during the year totaled $68,000.

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

  Loss assets are considered uncollectible and of such little value that continuance as an asset of the institution is not warranted and the asset is charged-off.
     Federal examiners have designated another category as “special mention” for assets which have some identified weaknesses but do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss.

     Our potential problem assets are defined as loans classified as substandard, doubtful, or loss pursuant to our internal loan grading system that do not meet the definition of a non-performing asset. These assets are identified as potential problem assets due to the borrowers’ financial operations or financial condition which caused management to question the borrowers’ future ability to comply with their contractual repayment terms. Management’s decision to include performing loans in potential problem assets does not necessarily mean that it expects losses to occur but that it recognizes potential problem assets carry a higher probability of default. Potential problem assets totaled $926,000 at December 31, 2010 and $5.6 million at December 31, 2009. The decrease is primarily due to the payoff of a $2.6 million commercial participation loan that was previously considered substandard and a $1.6 million transfer to special mention of an owner occupied commercial real estate loan that was previously considered substandard.

Allowance for Loan Losses

     We maintain our allowance for loan losses at a level that we believe is sufficient to absorb credit losses inherent in the loan portfolio. Our allowance for loan losses represents our estimate of probable incurred losses existing in our loan portfolio that are both probable and reasonable to estimate at each statement of condition date and is based on our review of available and relevant information. Our quarterly evaluation of the adequacy of the allowance is based in part on historical charge-offs and recoveries; levels of and trends in delinquencies; impaired loans and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions. In addition, we consider expected losses resulting in specific credit allocations for individual loans not considered above. Our analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

     Loan losses are charged off against the allowance for loan losses when we believe that the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Recoveries of amounts previously charged off are credited to the allowance. We assess the adequacy of the allowance on a quarterly basis with adjustments made by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level we deem appropriate. While we believe the allowance was adequate at December 31, 2010, it is possible that further deterioration in the economy, declines in value of collateral securing loans, or requirements of regulatory agencies may require us to make future provisions to the allowance. See further analysis in the “Critical Accounting Policies” previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

     The following table sets forth the activity in the allowance for loan losses during the periods indicated:

	Year Ended December 31,
	2010	2009	2008	2007 (1)	2006
	(Dollars in thousands)
Allowance at beginning of period	$19,461	$15,558	$8,026	$11,184	$12,939
Provision	3,877	12,588	26,296	2,328	1,309
Charge-offs:
Commercial loans:
Commercial and industrial	(848)	(1,313)	(74)	(200)	(241)
Commercial real estate – owner occupied	(82)	(53)	(1,699)	—	—
Commercial real estate – non-owner occupied	(797)	(1,699)	(3,054)	(4,260)	(1,962)
Commercial real estate – multifamily	(85)	(61)	—	—	—
Commercial construction and land development	(1)	(461)	(3,605)	—	—
Commercial participations (2)	(3,378)	(2,848)	(9,650)	(807)	(1,025)
Total commercial loans	(5,191)	(6,435)	(18,082)	(5,267)	(3,228)
Retail loans:
One-to-four family residential	(773)	(271)	(376)	(1)	(109)
Home equity lines of credit	(310)	(2,156)	(243)	(208)	(80)
Other	(111)	(108)	(197)	(200)	(211)
Total retail loans	(1,194)	(2,535)	(816)	(409)	(400)
Total charge-offs	(6,385)	(8,970)	(18,898)	(5,676)	(3,628)
Recoveries:
Commercial loans:
Commercial and industrial	9	121	5	3	29
Commercial real estate – owner occupied	1	80	—	—	—
Commercial real estate – non-owner occupied	19	40	14	102	317
Commercial real estate – multifamily	17	—	—	—	—
Commercial construction and land development	82	13	61	18	43
Commercial participations	30	—	5	6	82
Total commercial loans	158	254	85	129	471
Retail loans:
One-to-four family residential	17	2	1	—	18
Home equity lines of credit	22	6	5	14	12
Other	29	23	43	47	63
Total retail loans	68	31	49	61	93
Total recoveries	226	285	134	190	564
Net loans charged-off to allowance for loan losses	(6,159)	(8,685)	(18,764)	(5,486)	(3,064)
Allowance at end of period	$17,179	$19,461	$15,558	$8,026	$11,184

Allowance for loan losses to total non-performing loans at
end of period	31.53%	32.98%	28.44%	27.11%	40.64%
Allowance for loan losses to total loans at end of period	2.34	2.55	2.07	1.01	1.39
Ratio of net loans charged-off to average loans outstanding for the period	.82	1.15	2.49	.68	.36
____________________

(1)	At December 31, 2007, the Bank segmented its commercial real estate portfolio into owner occupied, non-owner occupied, and multifamily loans. The methodology was implemented only as of December 31, 2007 and prospectively, as it was impractical to apply it to data from 2006. See further discussion in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

(2)	At December 31, 2010, the Bank reclassified its commercial participations purchased out of the other commercial loan categories. The methodology was implemented for each of the five years ended December 31, 2010. See further discussion in “Loans” within “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

     Our allowance for loan losses was $17.2 million at December 31, 2010 compared to $19.5 million at December 31, 2009. The ratio of the allowance to total loans decreased to 2.34% at December 31, 2010 compared to 2.55% at December 31, 2009 primarily as a result of a partial charge-off during 2010 totaling $2.3 million that was established as a specific reserve in the same amount during 2009. The provision for loan losses decreased to $3.9 million in 2010 from $12.6 million in 2009. Net charge-offs for 2010 totaled $6.2 million, or .82% of average loans outstanding, compared to $8.7 million, or 1.15% of average loans outstanding, for 2009. Net charge-offs for 2010, exclusive of the previously established $2.3 million specific reserve were $3.9 million, or .52% of average loans outstanding.

     Our provision for loan losses and our net charge-offs decreased during 2010 when compared to 2009. In 2009, we experienced a higher level of charge-offs related to collateral valuations on collateral-dependent non-performing loans. In addition, we increased our general reserves in 2009 as a result of deteriorating market conditions, overall declines in collateral values, and a lack of activity in residential housing and land development.

     Charge-offs for commercial participation loans totaled $3.4 million, of which $2.3 million was previously identified in 2009 as a specific reserve. These charge-offs included five partial and two full charge-offs relating to commercial construction and land development, non-owner occupied commercial real estate, and commercial and industrial participations purchased. At December 31, 2009, prior to the charge-offs, these relationships totaled $10.6 million in the aggregate. During 2010, we transferred three of these loans totaling $4.6 million to other real estate owned at their net realizable value.

     Charge-offs for one-to-four family residential increased during 2010 to $773,000 primarily as a result of the current economic conditions combined with decreasing collateral values.

     When we evaluate a non-performing collateral-dependent loan and identify a collateral shortfall, we will charge-off the collateral shortfall. As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral). As such, the ratio of the allowance for loan losses to total loans, the reserve ratio, and the ratio of the allowance for loan losses to non-performing loans (the coverage ratio) have been affected by partial charge-offs of $7.7 million on $14.8 million of collateral-dependent non-performing loans through December 31, 2010 and impairment reserves totaling $8.4 million on other non-collateral dependent non-performing loans at December 31, 2010.

Allocation of the Allowance for Loan Losses

     We allocate our allowance for loan losses by loan category. Various percentages are assigned to the loan categories based on their historical loss factors. These historical loss factors are adjusted for various qualitative factors including trends in delinquencies and impaired loans; charge-offs and recoveries; volume and terms of loans; underwriting practices; lending management and staff; economic trends and conditions; industry conditions; and credit concentrations. The allocation of the allowance for loan losses is reviewed and approved by our Asset Management Committee.

     Prior to December 31, 2010, we allocated our allowance for loan losses by loan type. In conjunction with the required disclosures under Accounting Standards Update No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, we changed our classifications for the allowance on loan losses to correlate to our reported loan categories. As such, the allocation of the allowance for loan losses was reclassified at December 31, 2010 and 2009. It was not practical to reclassify the allocation of the allowance for loan losses for the years ended 2008, 2007, or 2006. The following tables show the allocation of the allowance for loan losses by loan category for 2010 and 2009 and by loan type for 2008, 2007, and 2006:

	December 31,
	2010		2009
		Allowance		Allowance
	Allowance	as a % of	Allowance	as a % of
	Allocation	Category	Allocation	Category
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$1,279	7.5%	$867	4.5%
Commercial real estate – owner occupied	1,090	6.4	1,589	8.2
Commercial real estate – non-owner occupied	6,906	40.2	6,584	33.8
Commercial real estate – multifamily	350	2.0	679	3.5
Commercial construction and land development	188	1.1	892	4.6
Commercial participations	4,559	26.5	6,410	32.9
Total commercial loans	14,372	83.7	17,021	87.5
Retail loans:
One-to-four family residential	1,356	7.9	1,727	8.9
Home equity lines of credit	1,309	7.6	531	2.7
Retail construction	7	NM	117.6
Other	135.8		65.3
Total retail loans	2,807	16.3	2,440	12.5
Total allowance loan losses	$17,179	100.0%	$19,461	100.0%

	December 31,
	2008		2007		2006
		Allowance		Allowance		Allowance
	Allowance	as a % of	Allowance	as a % of	Allowance	as a % of
	Allocation	Category	Allocation	Category	Allocation	Category
	(Dollars in thousands)
Residential real estate:
One-to-four family owner occupied	$1,744.68%		$1,266.46%		$1,395.47%
One-to-four family non-owner occupied	186.59		127.46		129.47
Multifamily	611	1.52	430	1.15	437	1.09
Business/Commercial real estate	10,894	3.75	3,944	1.33	7,437	2.53
Business/Commercial non-real estate	1,241	1.97	659	1.15	653	1.34
Developed Lots	352.98		319.62		224.39
Land	252.58		1,069	2.12	695	1.34
Consumer non-real estate	278	4.60	212	4.35	214	3.90
Total allowance loan losses	$15,558		$8,026		$11,184

LIQUIDITY AND CAPITAL RESOURCES

     Liquidity, represented by cash and cash equivalents, is a product of operating, investing, and financing activities. Our primary sources of funds are:
  deposits and Repo Sweeps;

  scheduled payments of amortizing loans and mortgage-backed investment securities;

  prepayments and maturities of outstanding loans and mortgage-backed investment securities;

  maturities of investment securities and other short-term investments;

  funds provided from operations;

  federal funds lines of credit; and

  borrowed funds from the FHLB and FRB.
     The Asset/Liability Management Committee is responsible for measuring and monitoring our liquidity profile. We manage our liquidity to ensure stable, reliable, and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals, and investment opportunities. Our general approach to managing liquidity involves preparing a monthly “funding gap” report which forecasts cash inflows and cash outflows over various time horizons and rate scenarios to identify potential cash imbalances. We supplement our funding gap report with the monitoring of several liquidity ratios to assist in identifying any trends that may have an effect on available liquidity in future periods.

     During 2010, we developed a formal written contingency funding plan that outlines the process for addressing a liquidity crisis. The plan assigns specific roles and responsibilities for effectively managing liquidity through a problem period.

     Scheduled payments from the amortization of loans, maturing investment securities, and short-term investments are relatively predictable sources of funds, while deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and competitive rate offerings.

     At December 31, 2010, we had cash and cash equivalents of $61.8 million, an increase of 152.8% from $24.4 million at December 31, 2009. The increase was mainly the result of:
  increases in deposit accounts totaling $96.0 million;

  proceeds from sales, maturities, and paydowns of investment securities aggregating $119.1 million; and

  proceeds from FHLB advances totaling $18.0 million.

     The above cash inflows were partially offset by:
  purchases of investment securities totaling $135.9 million and repayment of FHLB advances totaling $65.3 million.
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

     We are currently prohibited from paying dividends without the prior approval of the OTS pursuant to our informal regulatory agreement with them. During 2010, the Bank did not pay any dividends to the parent company. Absent such restriction, OTS regulations provide various standards under which the Bank may declare and pay dividends to the Company without prior approval. The dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. At December 31, 2010, under current OTS regulations, the Bank has $4.6 million of retained earnings from calendar years ended 2010 and 2009 available for dividend declarations. At December 31, 2010, the parent company had $3.4 million in cash and cash equivalents. See also “Note 11. Shareholders’ Equity and Regulatory Capital” in the consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business – Regulation and Supervision of the Company and the Bank” of this Annual Report on Form 10-K for a further discussion of the Bank’s ability to pay dividends.

Contractual Obligations

     The following table presents our contractual obligations at December 31, 2010 to third-parties by contractual maturity.

	Payments Due by Period
		Over One	Over Three	Over
	One Year	through	through	Five
	or Less	Three Years	Five Years	Years	Total
		(Dollars in thousands)
Certificates of deposit	$310,525	$72,928	$22,413	$685	$406,551
FHLB advances (1)	15,333	15,737	1,780	7,348	40,198
Short-term borrowed funds (2)	13,352	—	—	—	13,352
Service bureau contract	1,548	3,096	3,096	—	7,740
Operating leases	393	457	251	2,000	3,101
Dividends payable on common stock	109	—	—	—	109
	$341,260	$92,218	$27,540	$10,033	$471,051
____________________

(1)	Does not include interest expense at the weighted-average contractual interest rate of 3.79% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual interest rate of .50% for the periods presented.

     See the “Borrowed funds” section for further discussion surrounding FHLB advances. The operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. See also “Note 4. Office Properties and Equipment” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion related to the operating leases.

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

     The following table details the amounts and expected maturities of significant commitments at December 31, 2010.

		Over One	Over Three	Over
	One Year	through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$13,268	$—	$—	$—	$13,268
Commercial real estate – owner occupied	3,509	—	135	—	3,644
Commercial real estate – non-owner occupied	1,965	—	—	—	1,965
Commercial real estate – multifamily	1,931	—	—	—	1,931
Commercial construction and land development	882	142	—	—	1,024
Commercial participations	—	48	—	—	48
Retail	2,712	—	—	—	2,712
Commitments to fund unused:
Equity lines of credit	12,406	—	—	40,881	53,287
Commercial business lines	33,677	1,450	171	—	35,298
Construction loans	3,030	—	—	—	3,030
Credit enhancements	7,640	—	—	13,771	21,411
Letters of credit	4,839	10	—	—	4,849
	$85,859	$1,650	$306	$54,652	$142,467

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. Credit enhancements expire at various times through 2018. Letters of credit expire at various times through 2012.

     We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act. These commitments include $625,000 to be funded over four years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above. See additional disclosures in “Note 13. Variable Interest Entities” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

Regulatory Capital

     The Bank is subject to regulatory capital requirements under the rules of the OTS. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators, which could have a material impact on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

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

     The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Tangible capital to adjusted total assets	$101,144	9.07%	$16,719	>=1.5%	$22,292	>=2.0%
Tier 1 (core) capital to adjusted total assets	101,144	9.07	44,583	>=4.0	55,729	>=5.0
Tier 1 (core) capital to risk-weighted assets	101,144	12.26	33,005	>=4.0	49,508	>=6.0
Total capital to risk-weighted assets	109,869	13.32	66,011	>=8.0	82,514	>=10.0

As of December 31, 2009:
Tangible capital to adjusted total assets	$95,078	8.88%	$16,064	>=1.5%	$21,419	>=2.0%
Tier 1 (core) capital to adjusted total assets	95,078	8.88	42,838	>=4.0	53,548	>=5.0
Tier 1 (core) capital to risk-weighted assets	95,078	11.15	34,100	>=4.0	51,150	>=6.0
Total capital to risk-weighted assets	105,323	12.35	68,200	>=8.0	85,250	>=10.0

     As of December 31, 2010 and 2009, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain a minimum core capital to adjusted total assets, core capital to risk-weighted assets, and total capital to risk-weighted asset ratios as set forth in the table above.

     The following table reflects the adjustments required to reconcile the Bank’s shareholder’s equity to the Bank’s regulatory capital at December 31, 2010:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholder’s equity of the Bank	$110,994	$110,994	$110,994
Disallowed deferred tax asset	(11,969)	(11,969)	(11,969)
Adjustment for unrealized losses on available-for-sale securities	2,952	2,952	2,952
Other	(833)	(833)	(833)
General allowance for loan losses	—	—	8,725
Regulatory capital of the Bank	$101,144	$101,144	$109,869

     The increase in the Bank’s capital ratios from December 31, 2009 is primarily a result of the Bank’s net income for 2010 combined with a shift in the risk categories of the Bank’s assets due to decreases in the level of loans that were risk-weighted 100% and an increase in cash and treasury securities that are in the 0% category. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the disallowed deferred tax asset, we consider a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, available tax planning strategies, and OTS limitations. Using all information available to us at each consolidated statement of condition date, these factors are reviewed and vary from period to period.

     Under our informal regulatory agreements with the OTS, both the Company and the Bank have agreed to seek the approval of the OTS prior to the declaration of any future dividends. The Company has also agreed not to repurchase or redeem any shares of its common stock or incur or renew any debt with the prior approval of the OTS.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our primary market risk is considered to be interest rate risk. Interest rate risk on our balance sheet arises from the maturity mismatch of interest-earning assets versus interest-bearing liabilities, as well as the potential for maturities to shorten or lengthen on our interest-earning assets, and to a lesser extent on our interest-bearing liabilities due to the exercise of options. The most common of these are prepayment options on mortgage loans, and commercial mortgage-backed securities, and to a lesser extent jump-rate features in certain of our certificates of deposit. Management’s goal, through policies established by the Asset/Liability Management Committee of the Board of Directors (ALCO), is to maximize net interest income while achieving adequate returns on equity capital and managing our balance sheet within the established interest rate risk policy limits prescribed by the ALCO.

     We maintain a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, IRR, and liquidity. The Asset/Liability Management Policy falls under the authority of the Board of Directors which in turn assigns its formulation, revision, and administration to the ALCO. The ALCO meets monthly and consists of certain senior officers and one outside director. The results of the monthly meetings are reported to the Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor our capital position, review the current and prospective liquidity positions, and monitor alternative funding sources. The policy requires management to measure overall IRR exposure using Net Present Value analysis and earnings-at-risk analysis.

     We use Net Portfolio Value Analysis as the primary measurement of our interest rate risk. Under OTS Thrift Bulletin 13a, we are required to measure our interest rate risk assuming various increases and decreases in general interest rates and their effect on our market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value (NPV), (including limits regarding the change in net interest income discussed below), across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits. NPV is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items.

     Net Portfolio Value Analysis measures our interest rate risk by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a shock in interest rates ranging down 200 to up 300 basis points. The table below shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2010 and 2009.

	Net Portfolio Value
	At December 31,
	2010			2009
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates
(Basis Points)
+300	$135,273	$5,530	4.3%	$130,797	$2,065	1.6%
+200	135,380	5,637	4.3	131,109	2,377	1.8
+100	132,500	2,757	2.1	130,917	2,185	1.7
0	129,743	—	—	128,732	—	—
-100	119,664	(10,079)	(7.8)	117,387	(11,345)	(8.8)
-200	111,927	(21,763)	(16.8)	105,417	(23,315)	(18.1)

     Our earnings at risk analysis models the impact of instantaneous parallel shifts in yield curve changes in interest rates (assuming interest rates rise and fall in increments of 100 basis points), on anticipated net interest income over a 12-month horizon. These models are modeling underlying cash flows in each of our interest-sensitive portfolios under these changing rate environments. This includes adjusting anticipated prepayments, changing expected business volumes and mix as well as modeling anticipated changes in interest rates paid on core deposit accounts, whose rates do not necessarily move in any relationship to movements in Treasury rates. We compare these results to our results assuming flat interest rates.

     The following table presents the projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at December 31, 2010 and 2009, respectively.

	Percentage Change in
	Net Interest Income
	Over a Twelve
	Month Period
	2010	2009
Assumed Change in Interest Rates
(Basis Points)
+300	(1.3)%	.1%
+200	(0.9)	.2
+100	(0.6)	.0
-100	3.4	3.3
-200	2.2	1.5

     The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to decrease 1.3% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to increase 2.2% in year one. Interest income projections for rates moving down 100 basis points are greater than for rates moving down 200 basis points as rates on short-term liabilities have limited room to reprice lower while rates on certain assets are at contractual or absolute floors. The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of assets and liabilities along with changes in interest rates.

     We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At December 31, 2010, we were in compliance with all of our tolerance limits with the exception of the NPV tolerance limit for a movement in rates down 200 basis points. Given the current low level of interest rates, we do not believe this exception is material because this interest scenario is not probable.

     The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
CFS Bancorp, Inc.
Munster, Indiana

We have audited the accompanying consolidated statements of condition of CFS Bancorp, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2010. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFS Bancorp, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
February 28, 2011

CFS BANCORP, INC.

Consolidated Statements of Condition

	December 31,
	2010	2009
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$24,624	$24,041
Interest-bearing deposits	37,130	387
Cash and cash equivalents	61,754	24,428
Investment securities available-for-sale, at fair value	197,101	188,781
Investment securities held-to-maturity, at cost	17,201	5,000
Federal Home Loan Bank stock, at cost	20,282	23,944
Loans receivable	732,584	762,386
Allowance for loan losses	(17,179)	(19,461)
Net loans	715,405	742,925
Bank-owned life insurance	35,463	34,575
Accrued interest receivable	3,162	3,469
Other real estate owned	22,324	9,242
Office properties and equipment	20,464	20,382
Net deferred tax assets	17,923	18,036
Other assets	10,597	10,733
Total assets	$1,121,676	$1,081,515

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$945,884	$849,758
Borrowed funds	53,550	111,808
Advance payments by borrowers for taxes and insurance	4,618	4,322
Other liabilities	4,696	5,254
Total liabilities	1,008,748	971,142

Commitments and contingencies (See Note 12)

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized;
23,423,306 shares issued; 10,850,040 and 10,771,061 shares outstanding	234	234
Additional paid-in capital	187,164	188,930
Retained earnings	83,592	80,564
Treasury stock, at cost; 12,573,266 and 12,652,245 shares	(155,112)	(157,041)
Accumulated other comprehensive loss, net of tax	(2,950)	(2,314)
Total shareholders’ equity	112,928	110,373
Total liabilities and shareholders’ equity	$1,121,676	$1,081,515

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.

Consolidated Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands except per share data)
Interest income:
Loans receivable	$37,700	$39,277	$45,213
Investment securities	8,605	11,334	12,673
Other interest-earning assets	483	697	1,653
Total interest income	46,788	51,308	59,539
Interest expense:
Deposits	8,374	10,447	18,099
Borrowed funds	1,813	3,268	6,557
Total interest expense	10,187	13,715	24,656
Net interest income	36,601	37,593	34,883
Provision for loan losses	3,877	12,588	26,296
Net interest income after provision for loan losses	32,724	25,005	8,587
Non-interest income:
Service charges and other fees	5,114	5,706	6,051
Card-based fees	1,867	1,664	1,600
Commission income	168	246	341
Net gain (loss) on sale of:
Investment securities	689	1,092	69
Loans receivable	160	—	—
Other assets	(154)	(9)	30
Impairment on investment securities available-for-sale	—	—	(4,334)
Income from bank-owned life insurance	893	2,183	1,300
Other income	481	588	564
Total non-interest income	9,218	11,470	5,621
Non-interest expense:
Compensation and employee benefits	18,705	18,861	17,498
Net occupancy expense	2,832	3,022	3,175
FDIC insurance premiums and OTS assessments	2,551	2,145	420
Professional fees	2,283	1,907	1,091
Furniture and equipment expense	1,973	2,129	2,362
Data processing	1,754	1,670	1,749
Marketing	781	832	1,002
Other real estate owned related expense, net	1,483	2,976	261
Loan collection expense	638	1,077	655
Severance and early retirement expense	545	37	—
FDIC special insurance premium assessment	—	495	—
Goodwill impairment	—	—	1,185
Other general and administrative expenses	4,230	4,129	4,778
Total non-interest expense	37,775	39,280	34,176
Income (loss) before income taxes (benefit)	4,167	(2,805)	(19,968)
Income tax expense (benefit)	707	(2,262)	(8,673)
Net income (loss)	$3,460	$(543)	$(11,295)

Per share data:
Basic earnings (loss) per share	$.33	$(.05)	$(1.10)
Diluted earnings (loss) per share	.32	(.05)	(1.10)
Cash dividends declared per share	.04	.04	.40
Weighted-average common and common share equivalents outstanding:
Basic	10,635,939	10,574,623	10,307,879
Diluted	10,705,814	10,680,085	10,508,306

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.

Consolidated Statements of Changes in Shareholders’ Equity

					Unallocated	Accumulated
		Additional			Common	Other
	Common	Paid-In	Retained	Treasury	Stock Held	Comprehensive
	Stock	Capital	Earnings	Stock	by ESOP	Income (Loss)	Total
	(Dollars in Thousands)
Balance at December 31, 2007	$234	$191,162	$97,029	$(156,661)	$(3,126)	$1,776	$130,414
Net loss	—	—	(11,295)	—	—	—	(11,295)
Other comprehensive loss:
Change in unrealized appreciation
on investment securities available-for-sale,
net of reclassification and tax	—	—	—	—	—	(2,639)	(2,639)
Total comprehensive loss	—	—	—	—	—	—	(13,934)
Purchase of treasury stock	—	—	—	(2,997)	—	—	(2,997)
Net purchases of Rabbi Trust shares	—	—	—	41	—	—	41
Net shares earned under ESOP	—	(1,165)	—	—	2,294	—	1,129
Amortization of award under restricted stock awards	—	38	—	—	—	—	38
Forfeiture of restricted stock awards	—	34	—	(34)	—	—	—
Unearned compensation restricted stock awards	—	(1,555)	—	1,555	—	—	—
Exercise of stock options	—	200	—	630	—	—	830
Tax benefit related to stock-based
benefit plans	—	497	—	—	—	—	497
Dividends declared on common stock
($.40 per share)	—	—	(4,209)	—	—	—	(4,209)
Balance at December 31, 2008	234	189,211	81,525	(157,466)	(832)	(863)	111,809
Net loss	—	—	(543)	—	—	—	(543)
Other comprehensive loss:
Change in unrealized appreciation
on investment securities available-for-sale,
net of reclassification and tax	—	—	—	—	—	(1,451)	(1,451)
Total comprehensive loss	—	—	—	—	—	—	(1,994)
Net distributions of Rabbi Trust shares	—	(414)	—	958	—	—	544
Net shares earned under ESOP	—	(634)	—	—	832	—	198
Amortization of awards under restricted stock awards	—	1	—	—	—	—	1
Forfeiture of restricted stock awards	—	906	18	(906)	—	—	18
Unearned compensation restricted stock awards	—	(373)	—	373	—	—	—
Tax benefit related to stock-based
benefit plans	—	233	—	—	—	—	233
Dividends declared on common stock
($.04 per share)	—	—	(436)	—	—	—	(436)
Balance at December 31, 2009	234	188,930	80,564	(157,041)	—	(2,314)	110,373
Net income	—	—	3,460	—	—	—	3,460
Other comprehensive loss:
Change in unrealized appreciation
on investment securities available-for-sale,
net of reclassification and tax	—	—	—	—	—	(636)	(636)
Total comprehensive income	—	—	—	—	—	—	2,824
Net distributions of Rabbi Trust shares	—	(447)	—	447	—	—	—
Forfeiture of restricted stock awards	—	433	4	(433)	—	—	4
Vesting of restricted stock awards	—	163	—	—	—	—	163
Unearned compensation restricted stock awards	—	(484)	—	484	—	—	—
Reclassification of treasury stock issuances of
restricted stock at average cost	—	(1,431)	—	1,431	—	—	—
Dividends declared on common stock
($.04 per share)	—	—	(436)	—	—	—	(436)
Balance at December 31, 2010	$234	$187,164	$83,592	$(155,112)	$—	$(2,950)	$112,928

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$3,460	$(543)	$(11,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,877	12,588	26,296
Depreciation and amortization	1,584	1,587	1,720
Premium amortization on the early extinguishment of debt	—	175	1,452
Net discount accretion on investment securities available-for-sale	(524)	(1,382)	(1,135)
Net premium amortization on investment securities held-to-maturity	195	—	—
Net (gain) loss on sale of:
Loans held-for-sale	(160)	—	—
Investment securities	(689)	(1,092)	(69)
Other assets	154	9	(30)
Impairment of:
Investment securities available-for-sale	—	—	4,334
Goodwill	—	—	1,185
Deferred income tax expense (benefit)	524	(1,592)	(8,735)
Amortization of cost of stock benefit plans	—	199	1,167
Tax benefit from stock-based benefits	—	(233)	(497)
Proceeds from sale of loans held-for-sale	5,967	—	45
Origination of loans held-for-sale	(5,607)	—	—
Net increase in cash surrender value of bank-owned life insurance	(893)	(2,183)	(1,300)
Net change in other assets and liabilities	1,008	(3,887)	(8,692)
Net cash provided by operating activities	8,896	3,646	4,446
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	27,849	21,707	1,992
Loans and loan participations	5,125	—	—
Other real estate owned	3,365	679	546
Proceeds from maturities and paydowns of:
Investment securities, available-for-sale	84,740	83,195	66,988
Investment securities, held-to-maturity	2,806	1,940	940
Redemption of Federal Home Loan Bank stock	3,662	—	—
Purchases of:
Investment securities, available-for-sale	(120,744)	(42,339)	(102,907)
Investment securities, held-to-maturity	(15,202)	—	(3,940)
Properties and equipment	(1,666)	(2,179)	(2,135)
Net loan repayments (fundings)	871	(29,814)	22,232
Proceeds from bank-owned life insurance	—	4,214	1,169
Net cash flows provided by (used for) investing activities	(9,194)	37,403	(15,115)
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	96,022	25,556	(39,318)
Advance payments by borrowers for taxes and insurance	296	2	979
Short-term borrowed funds	(10,947)	(4,014)	4,297
Proceeds from Federal Home Loan Bank advances	18,000	161,000	311,000
Repayments of Federal Home Loan Bank advances	(65,311)	(218,290)	(279,271)
Proceeds from exercise of stock options	—	—	830
Tax benefit from stock-based benefits	—	233	497
Dividends paid on common stock	(436)	(758)	(5,192)
Purchase of treasury stock	—	—	(2,997)
Net disposition of Rabbi Trust shares	—	544	41
Net cash flows provided by (used for) financing activities	37,624	(35,727)	(9,134)
Increase (decrease) in cash and cash equivalents	37,326	5,322	(19,803)
Cash and cash equivalents at beginning of year	24,428	19,106	38,909
Cash and cash equivalents at end of year	$61,754	$24,428	$19,106
Supplemental disclosures:
Loans transferred to other real estate owned	$17,363	$8,787	$2,635
Cash paid for interest on deposits	8,381	10,616	18,422
Cash paid for interest on borrowed funds	1,845	3,154	5,167
Cash paid for income taxes	1,075	460	800

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

     CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) is incorporated under the laws of the State of Indiana and is the holding company for Citizens Financial Bank (the Bank). The Company and the Bank are headquartered in Munster, Indiana. The Bank is a federal savings bank offering a full range of financial services to clients who are primarily located in Northwest Indiana and the South and Southwest Chicagoland area. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits to originate consumer, residential, and commercial loans, with commercial loans focused primarily on commercial and industrial loans with closely held companies and owner occupied commercial real estate.

Principles of Consolidation

     The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, the Bank. The Bank has one active subsidiary, CFS Holdings, Ltd. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

     The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. The determination of the allowance for loan losses, the accounting for income tax expense, and the determination of fair values of financial instruments are highly dependent on management’s estimates, judgments, and assumptions where changes in any of those could have a significant impact on the financial statements.

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

Restrictions on Cash

     Cash on hand or on deposit with the Federal Reserve Bank of $816,000 and $791,000 was required to be maintained in order to meet regulatory reserve and clearing requirements as of December 31, 2010 and 2009, respectively.

     Effective July 2010, the FDIC’s insurance limits increased permanently to $250,000. At December 31, 2010, the Company had approximately $37.3 million on deposit with the Federal Reserve Bank and the Federal Home Loan Bank (FHLB) of Indianapolis which are not insured by the FDIC. At December 31, 2010, the Company did not have any interest-bearing accounts in other institutions that exceeded federally insured limits.

Investment Securities

     Under Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification at the time of purchase. Held-to-maturity securities include investment securities which the Company has the positive intent and ability to hold to maturity. Investment securities classified as available-for-sale are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income. Investment in Federal Home Loan Bank stock is carried at cost. The Company has no trading account investment securities.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Interest income includes amortization of purchase premiums or discounts. The amortized cost of debt investment securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related investment securities, over the estimated life of the investment security using the level-yield method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

     The fair values of the Company’s investment securities are generally determined by reference to quoted prices from reliable independent sources utilizing observable inputs. Certain of the fair values of investment securities are determined using models whose significant value drivers or assumptions are unobservable and are significant to the fair value of the investment securities. These models are utilized when quoted prices are not available for certain investment securities or in markets where trading activity has slowed or ceased. When quoted prices are not available and are not provided by third-party pricing services, management’s judgment is necessary to determine fair value. As such, fair value is determined using discounted cash flow analysis models, incorporating default rates, estimation of prepayment characteristics, and implied volatilities.

     The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10. In evaluating the possible impairment of investment securities, consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial conditions and near-term prospects of the issuer, and the Company’s ability and intent to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the investment securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

     If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the investment security and it is more likely than not that the Company will not be required to sell the investment security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the investment security or it is more likely than not the Company will be required to sell the investment security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the investment security is ultimately sold. From time to time, management may dispose of an impaired investment security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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

     Interest income is generally not accrued on loans which are delinquent 90 days or more, or for loans which management believes, after giving consideration to a number of factors, including economic and business conditions and collection efforts, collection of interest is doubtful. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest subsequently received on such loans is accounted for by using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual status.

     Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loan’s yield over the contractual life of the related loans. Remaining deferred loan fees and costs are reflected in interest income upon sale or repayment of the loan.

Allowance for Loan Losses

     The Company maintains an allowance for loan losses at a level management believes is sufficient to absorb credit losses inherent in the loan portfolio. The allowance for loan losses represents the Company’s estimate of probable incurred losses in the loan portfolio at each statement of condition date and is based on the review of available and relevant information.

     The first component of the allowance for loan losses contains allocations for probable incurred losses that have been identified related to impaired loans pursuant to ASC 310-10, Receivables. The Company individually evaluates for impairment all loans over $750,000 that are classified substandard. Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price or the fair value of the collateral, if the loan is collateral-dependent. A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. If management determines a loan is collateral-dependent, management will charge-off any identified collateral shortfall against the allowance for loan losses.

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

     The second component of the Company’s allowance for loan losses contains allocations for probable incurred losses within various pools of loans with similar characteristics pursuant to ASC 450-10, Contingencies. This component is based in part on certain loss factors applied to various stratified loan pools excluding loans evaluated individually for impairment. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions. The Company’s historical charge-offs are determined by evaluating the net charge-offs over the most recent eight quarters, including the current quarter. Prior to the fourth quarter of 2010, the Company evaluated its net charge-offs by using the four calendar years preceding the current year.

     Loan losses are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged-off are credited to the allowance. The Company assesses the adequacy of the allowance for loan losses on a quarterly basis and adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the adequacy of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for loan losses could be required which could adversely affect earnings or the Company’s financial position in future periods.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Bank-Owned Life Insurance

     Bank-owned life insurance (BOLI) represents life insurance on the lives of certain Company officers and employees or former officers and employees on which the Company is beneficiary. These policies are recorded as an asset on the consolidated statements of financial condition at their cash surrender value, the amount that could be realized currently. The change in cash surrender value and insurance proceeds received are recorded as BOLI income in the consolidated statements of operations in non-interest income and are not subject to income taxes.

Other Real Estate Owned

     Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans identified as in-substance foreclosures. A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Other real estate owned is initially recorded at fair value less estimated selling costs, with any resulting write-down charged to the allowance for loan losses. Valuations are periodically performed by management, with any subsequent declines in estimated fair value charged to expense.

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

Income Taxes

     The Company and its subsidiaries file a consolidated federal income tax return. The Company recognizes interest and penalties on income taxes as a component of income tax expense. With a few exceptions, the Company is no longer subject to U.S. federal, state, and local or non-U.S. income tax examinations by tax authorities for years before 2007.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The provision for income taxes is based upon net income in the consolidated financial statements, rather than amounts reported on the Company’s tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the consolidated statement of financial condition. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to “temporary differences.” Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not more likely than not to be realized, a valuation allowance shall be established against such asset. Deferred tax assets are recognized for net operating losses that expire between 2018 and 2025 because the benefit is more likely than not to be realized.

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

     The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands except per share data)
Net income (loss)	$3,460	$(543)	$(11,295)

Weighted-average common shares:
Outstanding	10,635,939	10,574,623	10,307,879
Equivalents (1)	69,875	105,462	200,427
Total	10,705,814	10,680,085	10,508,306

Earnings (loss) per share:
Basic	$.33	$(.05)	$(1.10)
Diluted	.32	(.05)	(1.10)
Number of anti-dilutive stock options excluded from the diluted
earnings (loss) per share calculation	673,940	866,302	657,100
Weighted-average exercise price of anti-dilutive option shares	$13.39	$12.77	$12.63
____________________

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on investment securities available-for-sale which are also recognized as separate components of equity.

Recent Accounting Pronouncements

     In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets which pertains to securitizations. ASU 2009-16 requires more information about transfers of financial assets, including securitization transactions, and where entities have continued exposure to the risks related to transferred assets. The Company adopted this ASU effective January 1, 2010 and adoption did not have a material effect on its financial position or results of operations.

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

     In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU 2010-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It also requires the presentation of purchases, sales, issuances, and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 14: Fair Value Measurements. These new disclosure requirements were effective for the period ended March 31, 2010, except for the requirement concerning gross presentation of Level 3 activity, which is effective for fiscal years beginning after December 15, 2010. There was no significant effect to the Company’s financial statement disclosure upon adoption of this ASU.

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

     In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 requires that more information be disclosed about the credit quality of a company’s loans and the allowance for loan losses held against those loans. A company will need to disaggregate new and existing disclosures based on how it develops its allowance for loan losses and how it manages credit exposures. The existing disclosures to be presented on a disaggregated basis include a rollforward of the allowance for loan losses, the related recorded investment in such loans, the non-accrual status of loans, and impaired loans. Additional disclosure is also required about the credit quality indicators of loans by class at the end of the reporting period, the aging of past due loans, information about troubled debt restructurings, and significant purchases and sales of loans during the reporting period by class. For public companies, ASU 2010-20 requires certain disclosures as of the end of a reporting period effective for periods ending on or after December 15, 2010. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The Company adopted this standard effective December 31, 2010. Since the adoption of this standard was disclosure related, it did not have a material effect on the Company’s consolidated financial position or results of operations.

     In January 2011, the FASB issued ASU No. 2011-01, Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. ASU 2011-01 temporarily delays the effective date of the disclosures about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. That guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Segment Reporting

     The Company uses the management approach for determining segment reporting. Senior management evaluates the operations of the Company as one operating segment, community banking. As a result, separate segment disclosures are not required. The Company offers the following products and services to its external clients: deposits and loans as well as investment services through an outsource partner. Revenues for significant products and services are disclosed separately in the consolidated statements of operations.

Reclassifications

     Some items in the prior year financial statements were reclassified to conform to the current presentation.

2. INVESTMENT SECURITIES

     The amortized cost of investment securities available-for-sale and their fair values are summarized as follows:

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2010:
U.S. treasury securities	$15,000	$14,975	$3	$(159)	$14,819
Government sponsored entity (GSE)
securities	30,800	30,717	421	(118)	31,020
Corporate bonds	4,000	3,629	—	(43)	3,586
Collateralized mortgage obligations	62,512	59,037	2,071	(353)	60,755
Commercial mortgage-backed securities	66,282	67,052	1,804	(158)	68,698
Pooled trust preferred securities	29,409	26,473	—	(8,348)	18,125
GSE preferred stock	5,837	—	98	—	98
	$213,840	$201,883	$4,397	$(9,179)	$197,101

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2009:
Government sponsored entity (GSE)
securities	$40,450	$40,374	$1,083	$—	$41,457
Mortgage-backed securities	9,527	9,426	409	—	9,835
Collateralized mortgage obligations	67,307	66,413	1,336	(981)	66,768
Commercial mortgage-backed securities	49,722	49,210	1,347	(35)	50,522
Pooled trust preferred securities	30,223	27,093	—	(7,081)	20,012
GSE preferred stock	5,837	—	187	—	187
	$203,066	$192,516	$4,362	$(8,097)	$188,781

     At December 31, 2010, the Company had asset-backed investment securities with an amortized cost of $10.3 million and state and municipal investment securities with an amortized cost of $6.9 million that were classified as held-to-maturity. At December 31, 2009, the Company’s held-to-maturity investment securities consisted of state and municipal investment securities with an amortized cost of $5.0 million. The gross unrealized holding gains on the held-to-maturity investment securities totaled $232,000 and $179,000, at December 31, 2010 and 2009, respectively. At December 31, 2010, the held-to-maturity investment securities have gross unrealized losses of $7,000 which were in an unrealized loss position for less than 12 months.

     Investment securities with unrealized losses at December 31, 2010 and 2009, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, are presented in the following tables.

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasury securities	$11,905	$(159)	$—	$—	$11,905	$(159)
GSE securities	5,870	(118)	—	—	5,870	(118)
Corporate bonds	3,586	(43)	—	—	3,586	(43)
Collateralized mortgage obligations	8,538	(323)	1,204	(30)	9,742	(353)
Commercial mortgage-backed securities	10,255	(158)	—	—	10,255	(158)
Pooled trust preferred securities	—	—	18,125	(8,348)	18,125	(8,348)
	$40,154	$(801)	$19,329	$(8,378)	$59,483	$(9,179)

	December 31, 2009
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$12,461	$(201)	$14,764	$(780)	$27,225	$(981)
Commercial mortgage-backed securities	1,598	(35)	—	—	1,598	(35)
Pooled trust preferred securities	—	—	20,012	(7,081)	20,012	(7,081)
	$14,059	$(236)	$34,776	$(7,861)	$48,835	$(8,097)

     We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an OTTI exists pursuant to guidelines established in ASC 320-10, Investments – Debt and Equity Securities. Current accounting guidance generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the investment securities must assess whether the impairment is other-than-temporary.

     At December 31, 2010, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches. In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as interest rates rise and as the securities approach their maturity date.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Unrealized losses on pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value. We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. The Company concluded that the unrealized losses that existed at December 31, 2010 did not constitute other-than-temporary impairments.

     The amortized cost and fair value of investment securities at December 31, 2010, by contractual maturity, are shown in the tables below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
U.S. Treasury securities — Due after one year through five years	$14,975	$14,819
GSE securities:
Due in one year or less	6,000	6,070
Due after one year through five years	24,717	24,950
Corporate bonds — Due after one year through five years	3,629	3,586
Collateralized mortgage obligations	59,037	60,755
Commercial mortgage-backed securities	67,052	68,698
Pooled trust preferred securities	26,473	18,125
GSE preferred stock	—	98
	$201,883	$197,101

	Held-to-Maturity
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Asset backed securities — Due one year through five years	$10,261	$10,380
State and municipal securities:
Due in one year or less	2,970	3,016
Due after one year through five years	3,970	4,030
	$17,201	$17,426

     The following table provides information as to the amount of gross gains and losses realized through the sales of investment securities available-for-sale:

	2010	2009	2008
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$689	$1,092	$69
Gross realized losses	—	—	—
Impairment losses	—	—	(4,334)
Net realized gains (losses)	$689	$1,092	$(4,265)
Income tax expense (benefit) on realized gains (losses)	$238	$393	$(1,593)

     The impairment losses in 2008 were recognized on the Company’s investment in Fannie Mae and Freddie Mac preferred stock when the United States Treasury Department and the Federal Housing Finance Authority placed Fannie Mae and Freddie Mac into conservatorship.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The carrying value of investment securities pledged as collateral to secure public deposits and for other purposes was $47.9 million and $58.8 million at December 31, 2010 and 2009, respectively. At December 31, 2010 and 2009, there were no holdings of investment securities of any one issuer, other than the U.S. Government, its agencies, and GSEs, in an amount greater than 10% of shareholders’ equity.

3. LOANS RECEIVABLE

     Loans receivable are summarized as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$74,940	$78,120
Commercial real estate – owner occupied	99,435	99,552
Commercial real estate – non-owner occupied	191,998	196,048
Commercial real estate – multifamily	72,080	57,906
Commercial construction and land development	24,310	31,148
Commercial participations	23,594	52,365
Total commercial loans	486,357	515,139
Retail loans:
One-to-four family residential	185,321	186,009
Home equity lines of credit	56,177	56,882
Retail construction	3,176	3,410
Other	2,122	1,552
Total retail loans	246,796	247,853
Total loans receivable	733,153	762,992
Net deferred loan fees	(569)	(606)
Total loans receivable, net of deferred fees	$732,584	$762,386

     The Bank’s lending activities are exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographic areas and large extensions of credit to individual borrowers. The Bank’s loan portfolio consists of loans secured by real estate within its market area. At December 31, 2010 and 2009, loans representing 49.0% and 50.0%, respectively, of the Bank’s total loans receivable were secured by real estate located in the state of Indiana and 34.5% and 33.2%, respectively, were secured by real estate located in the state of Illinois. At December 31, 2010, the Bank also had a concentration of loans secured by office and/or warehouse buildings totaling $207.3 million or 28.3% of its total loan portfolio.

     At December 31, 2010 and 2009, the Company did not have any loans held for sale.

     At December 31, 2010 and 2009, the Company serviced $25.9 million and $22.5 million, respectively, of loans for others including one-to-four family mortgages and commercial participations sold.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Activity in the allowance for loan losses for 2010 is as follows:

	Commercial	Commercial Real Estate —			Construction		One-to-four				Total
	and	Owner	Non-Owner		and Land	Commercial	Family		Retail		Loans
	Industrial	Occupied	Occupied	Multifamily	Development	Participations	Residential	HELOC	Construction	Other	Receivable
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning
of year	$867	$1,589	$6,584	$679	$892	$6,410	$1,727	$531	$117	$65	$19,461
Provision for loan losses	1,251	(418)	1,100	(261)	(785)	1,497	385	1,066	(110)	152	3,877
Loans charged-off:
Current year charge-offs	(848)	(82)	(797)	(85)	(1)	(1,076)	(773)	(310)	—	(111)	(4,083)
Previously established
specific allowance	—	—	—	—	—	(2,302)	—	—	—	—	(2,302)
Total loans charged-off:	(848)	(82)	(797)	(85)	(1)	(3,378)	(773)	(310)	—	(111)	(6,385)
Recoveries	9	1	19	17	82	30	17	22	—	29	226
Balance at end of year	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179
Ending balance:
Individually evaluated
for impairment	$—	$433	$4,492	$—	$—	$3,497	$—	$—	$—	$—	$8,422
Collectively evaluated
for impairment	$1,279	$657	$2,414	$350	$188	$1,062	$1,356	$1,309	$7	$135	$8,757

Loans receivable:
Balance at end of year	$74,940	$99,435	$191,998	$72,080	$24,310	$23,594	$185,321	$56,177	$3,176	$2,122	$733,153
Individually evaluated for
impairment	$3,692	$11,135	$21,218	$264	$9,183	$9,499	$—	$—	$—	$—	$54,991
Collectively evaluated for
impairment	$71,248	$88,300	$170,780	$71,816	$15,127	$14,095	$185,321	$56,177	$3,176	$2,122	$678,162

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Activity in the allowance for loan losses is summarized as follows for the years ended December 31, 2009 and 2008:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$15,558	$8,026
Loans charged-off:
Current year charge-offs	(8,528)	(17,696)
Previously established specific reserves	(442)	(1,202)
Total loans charged-off	(8,970)	(18,898)
Recoveries of loans previously charged-off	285	134
Net loans charged-off	(8,685)	(18,764)
Provision for loan losses	12,588	26,296
Balance at end of year	$19,461	$15,558

     The Company, as a matter of good risk management practices, utilizes objective loan grading matrices to assign risk ratings to all commercial loans. The risk rating criteria is clearly supported by core credit attributes that emphasize debt service coverage, operating trends, collateral, and guarantor liquidity, and further removes subjective criteria and bias from the analysis. Retail loans are rated pass until they become 90 days or more delinquent, put on non-accrual status, and generally rated substandard. The Company uses the following definitions for risk ratings:
  Pass. Loans that meet the conservative underwriting guidelines that include core credit attributes noted above as measured by the loan grading matrices at levels that are in excess of the minimum amounts required to adequately service the loans.

  Pass Watch. Loans which are performing per their contractual terms and are not necessarily demonstrating signs of credit or operational weakness, including but not limited to delinquency. Loans in this category are monitored by management for timely payments. Current financial information may be pending or, based upon the most recent analysis of the loan, possess credit attributes that are sufficient to adequately service the loan, but are less than the parameters required for a pass risk rating. This rating is considered transitional because management does not have current financial information to determine the appropriate risk grade or the quality of the loan appears to be changing. Loans may be graded as pass watch when a single event may have occurred that could be indicative of an emerging issue or indicate trending that would warrant a change in the risk rating.

  Special Mention. Loans that have a potential weakness that will be closely monitored by management. A credit graded special mention does not expose the Company to elevated risk that would warrant an adverse classification.

  Substandard. Loans that are inadequately protected by the current net worth and paying capacity of the borrower, guarantor, or the collateral pledged. Loans classified as substandard have a well-defined weakness or weaknesses, characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

  Doubtful. Loans that have the same weaknesses as those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company’s loans receivable portfolio is summarized by risk category as follows at December 31, 2010:

			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$62,969	$3,908	$7,813	$228	$22	$74,940
Commercial real estate – owner
occupied	65,768	20,239	4,310	9,118	—	99,435
Commercial real estate –
non-owner occupied	142,636	25,191	2,448	21,723	—	191,998
Commercial real estate – multifamily	61,822	8,238	708	1,312	—	72,080
Commercial construction and
land development	10,138	4,989	—	9,183	—	24,310
Commercial participations	14,095	—	—	9,499	—	23,594
Total commercial loans	357,428	62,565	15,279	51,063	22	486,357

Retail loans:
One-to-four family residential	181,991	—	107	3,223	—	185,321
Home equity lines of credit	55,688	—	—	489	—	56,177
Retail construction	2,973	—	—	203	—	3,176
Other	2,118	—	—	4	—	2,122
Total retail loans	242,770	—	107	3,919	—	246,796
Total loans	$600,198	$62,565	$15,386	$54,982	$22	$733,153

     The Company’s loan portfolio delinquency status is summarized in the following table at December 31, 2010. Total loans 90 days past due and still accruing were $640,000 at December 31, 2009.

							Total
							Loans
	30-59	60-89	Greater	Total		Total	> 90 Days
	Days Past	Days Past	Than 90	Past		Loans	And
	Due	Due	Days	Due	Current	Receivable	Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$448	$664	$180	$1,292	$73,648	$74,940	$—
Commercial real estate – owner
occupied	678	3,691	11,464	15,833	83,602	99,435	2,346
Commercial real estate –
non-owner occupied	361	216	9,081	9,658	182,340	191,998	123
Commercial real estate – multifamily	656	—	436	1,092	70,988	72,080	—
Commercial construction and
land development	—	536	9,023	9,559	14,751	24,310	—
Commercial participations	—	—	9,660	9,660	13,934	23,594	—
Total commercial loans	2,143	5,107	39,844	47,094	439,263	486,357	2,469

Retail loans:
One-to-four family residential	4,229	1,832	2,589	8,650	176,671	185,321	—
Home equity lines of credit	386	8	642	1,036	55,141	56,177	—
Retail construction	—	—	203	203	2,973	3,176	—
Other	1	—	4	5	2,117	2,122	—
Total retail loans	4,616	1,840	3,438	9,894	236,902	246,796	—
Total loans receivable	$6,759	$6,947	$43,282	$56,988	$676,165	$733,153	$2,469

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Impaired loans were as follows at December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial and industrial	$3,692	$3,976	$—	$4,738	$128
Commercial real estate – owner occupied	5,041	5,082	—	5,059	—
Commercial real estate – non-owner
occupied	6,664	6,834	—	6,695	144
Commercial real estate – multifamily	264	264	—	268	4
Commercial construction and land
development	9,183	11,498	—	9,313	—
Commercial participations	4,197	8,012	—	4,397	—
One-to-four family residential	2,847	2,891	—	2,758	122

Loans with a specific valuation allowance:
Commercial real estate – owner occupied	$2,798	$3,168	$433	$2,900	$—
Commercial real estate – non-owner
occupied	17,850	18,311	4,492	18,066	—
Commercial participations	5,302	5,443	3,497	5,302	—

Total impaired loans:
Commercial	$54,991	$62,588	$8,422	$56,738	$276
Retail	2,847	2,891	—	2,758	122

     Impaired loans were as follows at December 31, 2009 (dollars in thousands):

Impaired loans:
With a valuation reserve	$17,200
With no valuation reserve required	42,021
Total impaired loans	$59,221
Valuation reserve relating to impaired loans	$9,181
Average impaired loans during the year	48,547

     At December 31, 2010 and 2009, the Company had $9.0 million and $10.2 million, respectively, of loan modifications meeting the definition of a troubled debt restructuring (TDR) that were performing in accordance with their agreements and accruing interest that are included above in our impaired loans without a specific valuation reserve. The 2010 loan modifications include one commercial and industrial relationship totaling $3.6 million, two non-owner occupied commercial real estate relationships totaling $3.3 million, one multifamily relationship totaling $264,000, and one-to-four family residential loans totaling $1.9 million. The loan modifications included short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Non-accrual loans are summarized as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$228	$1,399
Commercial real estate – owner occupied	9,119	3,627
Commercial real estate – non-owner occupied	21,512	11,945
Commercial real estate – multifamily	1,071	623
Commercial construction and land development	9,183	9,488
Commercial participations	9,499	26,729
Total commercial loans	50,612	53,811
Retail loans:
One-to-four family residential	2,955	4,519
Home equity lines of credit	718	393
Retail construction	203	279
Other	4	7
Total retail loans	3,880	5,198
Total non-accrual loans	$54,492	$59,009

4. OFFICE PROPERTIES AND EQUIPMENT

     Office properties and equipment are summarized as follows:

	Estimated	December 31,
	Useful Lives	2010	2009
		(Dollars in thousands)
Land	—	$3,588	$3,588
Land for future banking centers	—	1,507	1,507
Buildings	30-40 years	22,422	20,876
Leasehold improvements	1-5 years	1,129	1,368
Furniture and equipment	3-15 years	13,050	13,246
Construction in progress	—	484	858
		42,180	41,443
Less: accumulated depreciation and amortization		21,716	21,061
		$20,464	$20,382

     Depreciation expense charged to operations for the years ended 2010, 2009, and 2008, was $1.6 million, $1.6 million, and $1.7 million, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

     Pursuant to ASC 350-20, Goodwill, at December 31, 2008, management recorded a non-cash impairment charge of $1.2 million equal to the carrying value of its goodwill which was acquired through the Company’s 2003 acquisition of a banking center in Illinois.

     The Company also acquired core deposit intangibles in conjunction with the same banking center acquisition. The intangible assets acquired amounted to $325,000 in cost and were amortized over five years. Amortization expense related to these intangibles totaled $49,000 in 2008 and was fully amortized in 2008.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. DEPOSITS

     The following table is a summary of the Company’s deposits and weighted-average cost of deposits at December 31, 2010 and 2009.

	December 31,
	2010		2009
	(Dollars in thousands)
		% of		% of
		Total		Total
Checking accounts:
Non-interest bearing	$90,315	9.5	$89,364	10.5
Interest-bearing	149,948	15.9	129,305	15.2
Money market accounts	177,566	18.8	152,009	17.9
Savings accounts	121,504	12.8	113,865	13.4
Core deposits	539,333	57.0	484,543	57.0
Certificate of deposit accounts:
12 months or less	310,525	32.9	304,163	35.8
13 – 24 months	40,895	4.3	30,782	3.6
25 – 36 months	32,033	3.4	15,100	1.8
37 – 48 months	8,972.9		6,701.8
49 – 60 months	13,441	1.4	7,680.9
Over 60 months	685.1		789.1
Total certificates of deposit	406,551	43.0	365,215	43.0
Total deposits	$945,884	100.0%	$849,758	100.0%
Weighted-average cost of deposits	.92%		1.10%

     The aggregate amount of certificates of deposit in denominations of $100,000 or more was $134.6 million and $116.1 million at December 31, 2010 and 2009, respectively. The aggregate amount of certificates of deposit in denominations of $250,000 or more was $24.0 million and $23.9 million at December 31, 2010 and 2009, respectively.

     Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Interest-bearing checking	$259	$346	$612
Money market accounts	1,086	1,133	3,768
Savings accounts	349	399	589
Certificates of deposit	6,680	8,569	13,130
	$8,374	$10,447	$18,099

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. BORROWED FUNDS

     Borrowed funds are summarized as follows:

	December 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Variable rate advance due in 2010	—	—%	6,000.47%
Fixed rate advances due in:
2010	—	—	41,000	1.56
2011	15,000	3.75	15,000	3.75
2013	15,000	2.22	15,000	2.22
2014 (1)	1,096	6.71	1,122	6.71
2018 (1)	2,513	5.54	2,582	5.54
2019 (1)	6,589	6.30	6,805	6.30
Total FHLB advances	40,198	3.79	87,509	2.53

Short-term variable-rate borrowed funds:
Repo Sweep accounts	$13,352.50		$15,659.50
Federal Reserve Bank discount window	—	—	8,640.50
Total short-term borrowed funds	13,352.50		24,299.50

Total borrowed funds	$53,550	2.97%	$111,808	2.09%

____________________

(1)	These are amortizing advances and are listed by their contractual final maturity date.

     Required principal payments of FHLB of Indianapolis advances are as follows:

(Dollars in thousands)
Year Ended December 31:
2011	$15,333
2012	356
2013	15,381
2014	1,380
2015	400
Thereafter	7,348
$40,198

     Pursuant to collateral agreements, FHLB of Indianapolis advances are secured by the following assets:

Description of Collateral	Amount Pledged
(Dollars in thousands)
FHLB of Indianapolis stock	$20,282
Loans secured by residential first mortgage loans	170,534
Loans secured by commercial first mortgage loans	64,312
$255,128

     Repo Sweeps are treated as financings; the obligation to repurchase investment securities sold is reflected as short-term borrowed funds. The investment securities underlying these Repo Sweeps continue to be reflected as assets of the Company in the consolidated statements of financial condition. The average amount of Repo Sweeps outstanding during the years ended December 31, 2010 and 2009 was $14.7 million and $12.6 million, respectively, and the weighted-average rate paid was .50% and .70%, respectively. The maximum amount of Repo Sweeps outstanding during the years ended December 31, 2010 and 2009 was $19.5 million and $16.3 million, respectively.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Interest expense on borrowed funds totaled $1.8 million, $3.3 million, and $6.6 million for the years ended December 31, 2010, 2009, and 2008, respectively.

     At December 31, 2010 and 2009, the Bank had a line of credit with a maximum of $15.0 million in secured overnight federal funds at the federal funds market rate at the time of any borrowing. This line was not utilized during 2010. At December 31, 2009, the Bank did not have an outstanding balance on this line. The average amount borrowed during the year ended December 31, 2009 was $1.0 million and the weighted-average interest rate paid was .55%. The maximum amount borrowed during the year ended December 31, 2009 pursuant to this line was $21.8 million.

     The Bank also has a borrowing relationship with the Federal Reserve Bank (FRB) discount window. At December 31, 2010, the Bank did not have an outstanding balance with the FRB. During the years ended December 31, 2010 and 2009, the average amount borrowed from the FRB was $191,000 and $1.0 million, respectively, and the weighted-average rate paid was .50% for both periods. During the years ended December 31, 2010 and 2009, the maximum amount borrowed from the FRB was $8.6 million and $14.6 million, respectively.

     Pursuant to the Company’s informal regulatory agreement with the OTS, the parent company is prohibited from incurring or issuing any debt, increasing any current lines of credit, or guaranteeing the debt of any entity, without approval from the OTS.

8. EMPLOYEE BENEFIT PLANS

     401(k) Retirement Plan – The Bank’s 401(k) Retirement Plan allows employees to make pre-tax or after tax contributions to the plan, subject to certain limitations. Beginning in 2008, all employees who have attained age 21 years are eligible to participate in this Plan after three months of employment.

     The Bank matches 100% of the employees’ contribution on the first 1% of the employees’ compensation, and 50% of the employees’ contribution on the next 5% of the employees’ compensation. The Company at its discretion may make additional contributions to the plan. Employees’ contributions vest immediately while the Bank’s matching contributions vest 100% after two years of service. Plan expense for the years ended December 31, 2010, 2009, and 2008 was $411,000, $422,000, and $359,000, respectively.

     Employee Stock Ownership Plan – The Citizens Financial Bank ESOP is a qualified benefit plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. Upon formation in 1998, the ESOP borrowed $14.3 million from the Company and purchased 1,428,300 shares of common stock.

     The Bank made contributions to the ESOP in order to pay down the outstanding loan totaling $1.2 million and $3.1 million during 2009 and 2008, respectively. During 2009, the ESOP loan was paid in full and the remaining 83,519 shares were allocated to the participants. Compensation expense related to the Company’s ESOP was $235,000 and $853,000, respectively, for the years ended December 31, 2009 and 2008. At December 31, 2009, all shares of Company common stock held by the ESOP were allocated to participants. Effective following the close of business on December 31, 2010, the ESOP was merged with and into the Bank’s 401(k) Retirement Plan.

     Defined Benefit Pension Plan – The Bank participates in an industry-wide, multi-employer, defined benefit pension plan which was frozen effective March 1, 2003. The Plan covered full-time employees who had attained at least 21 years of age and completed one year of service. In addition, employees who would have been eligible after March 1, 2003 are not eligible to enter the plan. No further benefits will accrue subsequent to the freeze and the freeze does not reduce the benefits accrued to date.

     Calculations to determine full-funding status are made annually by the third-party plan administrator as of June 30. Pension expense for the years ended December 31, 2010, 2009, and 2008 was $115,000, $93,000, and $872,000, respectively. The decrease in the pension expense during 2009 was based on information the Company received from its plan administrator with respect to its annual funding requirements. Plan specific asset and benefit information is not available for participating associations on an individual participant basis since each participant has an undivided interest in the plan assets.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Supplemental Employee Retirement Plans (SERP) – The Company provides supplemental retirement benefits for certain senior officers. The plans provide benefits which supplement those provided under the Company’s qualified benefit plans where an executive’s benefit is affected by limits imposed by the Internal Revenue Code. The Supplemental Pension Plan was frozen in 2003 along with the Company’s qualified pension plan. There was no expense related to this plan in 2010, 2009, and 2008.

9. SHARE-BASED COMPENSATION

     The Company accounts for its stock options in accordance with ASC 718-10, Compensation – Stock Based Compensation. ASC 718-10 addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. ASC 718-10 requires all share-based payments to be recognized as expense, based upon their fair values, in the consolidated financial statements over the requisite service period of the awards.

     Omnibus Equity Incentive Plan – The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock. In addition, there are 64,500 shares that had not yet been issued or were forfeited, cancelled or unexercised at the end of the option term under the 2003 Stock Option Plan that are available for any type of stock-based awards in the future under the Equity Incentive Plan. At December 31, 2010, 184,590 shares were available for future grants under the Equity Incentive Plan.

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

     Restricted Stock – During 2010, the Compensation Committee granted additional service- and performance-based awards under the Equity Incentive Plan. A total of 120,392 shares of restricted stock were granted to officers and key employees of the Company, of which 10,132 shares were forfeited during 2010 for a net issuance of 110,260 shares. The 2010 awards included 43,944 shares of service-based and 66,316 shares of performance-based awards, net of forfeitures. The weighted-average fair market value of the restricted stock awards granted, net of forfeitures, during 2010 was $3.63 per share based on the fair market value on the grant dates and totaled $401,000. The 2010 service-based awards vest 33%, 33%, and 34% on May 1, 2012, 2013, and 2014, respectively, and the 2010 performance-based awards, if earned, will vest in the same manner.

     The expense for the restricted stock awards is being recorded over their service period which is between 47 and 51 months from the date of grant. The Company estimates the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted. The Company estimates the probable outcome of achieving its performance target related to the performance-based awards and revises the related expense accordingly. The Company reissued treasury shares to satisfy the restricted stock awards.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table presents the restricted stock activity for the year ended December 31, 2010.

			Weighted-Average
		Number of	Grant-Date
		Shares	Fair Value
Unvested at December 31, 2009		165,664	$6.04
2010 Awards:
Granted	120,392		3.62
Forfeited	(10,132)		3.49
Net 2010 grant awards		110,260	3.63
Vested		(14,883)	13.70
Forfeited		(73,014)	3.56
Unvested as of December 31, 2010		188,027	$4.98

     The compensation expense related to restricted stock for the years ended December 31, 2010, 2009, and 2008 totaled $222,000, $192,000, and $109,000, respectively. At December 31, 2010, the remaining unamortized cost of the restricted stock awards is reflected as a reduction in additional paid-in capital and totaled $937,000. This cost is expected to be recognized over a weighted-average period of 2.7 years.

     Subsequent to December 31, 2010, 35,745 shares of performance-based restricted stock granted during 2010 were deemed unearned, and therefore, were deemed forfeited by the Compensation Committee due to the Company meeting only 46.1% of its performance targets for the year ended December 31, 2010. The Company recorded expense on the estimated earned portion of the restricted stock shares during 2010.

     On February 22, 2011, the Compensation Committee granted awards under the Equity Incentive Plan. A total of 54,915 shares of restricted stock were granted to officers and key employees of the Company. The grants included 42,540 shares of restricted stock as performance-based awards to officers and key employees. These awards are subject to the achievement of diluted earnings per share targets of the Company for the year ended December 31, 2011. The grants also included 12,375 shares of restricted stock as service-based awards to officers and key employees. Both the earned performance-based awards, if any, and the service-based awards will vest as follows:

Cumulative
Date	Percent Vested
May 1, 2013	33%
May 1, 2014	66
May 1, 2015	100

     Stock Options – The Company has stock option plans under which shares of Company common stock are reserved for the grant of both incentive and non-qualified stock options to directors, officers, and employees. These plans were frozen in conjunction with the approval of the Equity Incentive Plan such that no new awards will be made under either of these plans. The dates the stock options are first exercisable and expire were determined by the Compensation Committee of the Company’s Board of Directors at the time of the grant. The exercise price of the stock options was equal to the fair market value of the common stock on the grant date. All of the Company’s options are fully vested.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table presents the activity related to options under the Company’s stock option plans for the year ended December 31, 2010.

	2010
		Weighted-
		Average
	Number of	Exercise
	Options	Price
Beginning of year	769,795	$13.08
Granted	—	—
Exercised	—	—
Forfeited	(3,000)	13.48
Expired unexercised	(115,800)	10.99
End of year	650,995	$13.44

     At December 31, 2010, all of the Company’s outstanding stock options were out-of-the-money. At December 31, 2010, the weighted-average contractual life of the Company’s outstanding stock options was 2.5 years. There were no stock options granted during 2010, 2009, or 2008. The Company reissues treasury shares to satisfy option exercises. There were no options exercised during 2010 and 2009. The aggregate intrinsic value of options exercised at the time of exercise during the year ended December 31, 2008 was $134,000. Cash received from option exercises during the year ended December 31, 2008 totaled $830,000. The actual income tax benefit realized for the tax deduction from option exercises totaled $46,000 for the year ended December 31, 2008.

10. INCOME TAXES

     Income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Income (loss) from operations	$707	$(2,262)	$(8,673)
Shareholders’ equity for compensation expense for
tax purposes in excess of amounts recognized for
financial reporting purposes	—	(233)	(497)
	$707	$(2,495)	$(9,170)

     Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$183	$(670)	$62
State	—	—	—
Deferred tax expense (benefit):
Federal	474	(1,414)	(7,413)
State	50	(178)	(1,322)
	$707	$(2,262)	$(8,673)

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     A reconciliation of the statutory federal income tax rate to the effective income tax (benefit) rate is as follows:

	Year Ended December 31,
	2010	2009	2008
Statutory rate	34.0%	(34.0)%	(34.0)%
State taxes	(1.1)	(4.2)	(4.4)
Bank-owned life insurance	(7.3)	(26.5)	(2.2)
Low-income housing tax credits	(7.9)	(13.0)	(1.8)
Other	(.7)	(2.9)	(1.0)
Effective tax (benefit) rate	17.0%	(80.6)%	(43.4)%

     The Company’s effective tax rate for 2010 was 17.0% compared to an effective tax benefit rate of 80.6% for 2009. The significant change in the Company’s effective tax rate was mainly the result of higher pretax income and lower bank-owned life insurance income. The overall effective tax rates continue to benefit from the Company’s investment in bank-owned life insurance and the application of available tax credits.

     Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$6,320	$7,160
Specific reserves on other real estate owned	1,217	936
Deferred compensation	175	163
Deferred loan fees	246	255
Depreciation/amortization	461	516
Net operating loss carryforwards	1,399	1,328
Alternative minimum tax carryforwards	1,914	1,789
General business tax credits	3,322	2,986
Other-than-temporary impairments on investment securities available-for-sale	1,683	1,683
Other	616	1,185
	17,353	18,001
Deferred tax liabilities:
FHLB stock dividends	859	1,014
Other	403	372
	1,262	1,386
Net deferred tax assets	16,091	16,615
Tax effect of adjustment related to unrealized depreciation on
investment securities available-for-sale	1,832	1,421
Net deferred tax assets including adjustments	$17,923	$18,036

     At December 31, 2010 and 2009, the Company determined that it is more likely than not that the deferred tax assets will be realized, largely based on available tax planning strategies and its projections of future taxable income. Therefore, no valuation reserve was recorded at December 31, 2010 or December 31, 2009. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes current positive earnings trends, the existence of taxes paid in available carryback years, and the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. Failure to achieve sufficient projected taxable income might affect the ultimate realization of the net deferred tax assets.

     Prior to 1988, the Bank qualified as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts, which differed from the provision for such losses charged to income. Retained earnings at December 31, 2010 and 2009 included approximately $12.5 million for which no provision for income taxes has been made. If in the future this portion of retained earnings is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable rates. The unrecorded deferred tax liability at December 31, 2010 and 2009 would have been approximately $4.9 million.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     At December 31, 2010, the Company had state net operating losses of $25.2 million which are being carried forward to reduce future taxable income. The carryforwards expire between 2018 and 2025. At December 31, 2010, the Company had approximately $1.9 million of alternative minimum tax credits with no expiration date that are available to offset future federal income tax expense. At December 31, 2010, the Company also had approximately $3.3 million of low-income housing tax credits available to offset future federal income tax expense. These credits expire between 2022 and 2030.

11. SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

     In March 2008, the Company announced a share repurchase plan for an additional 530,000 shares. During 2008, the Company purchased a total of 81,388 shares at an average cost of $14.39 per share. Pursuant to the Company’s informal regulatory agreement with the OTS, the Company is prohibited from repurchasing shares without prior approval from the OTS. As such, the Company did not repurchase any of its common stock during 2010 or 2009. Total shares available for repurchase under this plan are 448,612 at December 31, 2010.

     OTS regulations impose limitations upon all capital distributions by a savings institution if the institution would not be “well capitalized” after the distributions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire its own stock, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The regulations provide that an institution must submit an application to the OTS to receive approval of the capital distributions if the institution (i) is not eligible for expedited treatment; or (ii) for which its total amount of capital distributions for the applicable calendar year exceeds its net income for that year to date plus its retained income for the preceding two years; or (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation, or agreement between the institution and the OTS by performing the capital distribution. Under any other circumstances, the institution would be required to provide a written notice to the OTS prior to the capital distribution. Based on its retained income for the preceding two years and under the terms of the Bank’s informal regulatory agreement with the OTS, the Bank is currently restricted from making any capital distributions without prior written approval from the OTS.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the below table of the total risk-based, tangible, and core capital, as defined in the regulations. The Bank met all capital adequacy requirements to which it is subject as of December 31, 2010 and 2009.

     At December 31, 2010, the Bank was deemed to be “well capitalized” and in excess of regulatory requirements set by the OTS. The total amount of deferred tax assets not included for regulatory capital purposes was $11.9 million and $13.8 million, respectively, at December 31, 2010 and December 31, 2009. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, management considers a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, tax planning strategies, and OTS limitations. Using all information available to management at each statement of condition date, these factors are reviewed and can and do vary from period to period.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The current regulatory capital requirements and the actual capital levels of the Bank at December 31, 2010 and December 31, 2009 are provided below. There are no conditions or events since that date that management believes have changed the Bank’s category. At December 31, 2010, the Bank’s adjusted total assets were $1.1 billion and its risk-weighted assets were $825.1 million.

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2010:
Tangible capital to adjusted total assets	$101,144	9.07%	$16,719	>=1.5%	$22,292	>=2.0%
Tier 1 (core) capital to adjusted total assets	101,144	9.07	44,583	>=4.0	55,729	>=5.0
Tier 1 (core) capital to risk-weighted assets	101,144	12.26	33,005	>=4.0	49,508	>=6.0
Total capital to risk-weighted assets	109,869	13.32	66,011	>=8.0	82,514	>=10.0

As of December 31, 2009:
Tangible capital to adjusted total assets	$95,078	8.88%	$16,064	>=1.5%	$21,419	>=2.0%
Tier 1 (core) capital to adjusted total assets	95,078	8.88	42,838	>=4.0	53,548	>=5.0
Tier 1 (core) capital to risk-weighted assets	95,078	11.15	34,100	>=4.0	51,150	>=6.0
Total capital to risk-weighted assets	105,323	12.35	68,200	>=8.0	85,250	>=10.0

12. COMMITMENTS AND CONTINGENCIES

     The Bank is party to various financial instruments with off-balance sheet risk in the normal course of business. These instruments include commitments to extend credit, letters of credit, and credit enhancements. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the consolidated financial statements. The contractual amounts of credit-related financial instruments, such as commitments to extend credit, letters of credit, and credit enhancements, represent the amounts of potential loss should the contract be fully drawn upon, the customer default, or the value of any existing collateral become worthless.

	December 31,
	2010		2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
		(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$1,971	$11,297	$1,052	$3,619
Commercial real estate – owner occupied	2,764	880	2,030	406
Commercial real estate – non-owner occupied	1,965	—	2,164	60
Commercial real estate – multifamily	1,571	360	6,160	160
Commercial construction and land development	—	1,024	—	2,952
Commercial participations	48	—	181	—
Retail	1,962	750	1,449	107
Commitments to fund unused:
Construction loans	2,255	775	2,130	3,757
Commercial business lines	128	35,170	—	35,955
Equity lines of credit	32	53,255	59	55,830
Letters of credit	—	4,849	—	8,615
Credit enhancements	21,411	—	29,824	—

     The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. The fixed loan commitments have interest rates ranging from 3.63% to 6.75%. Letters of credit expire at various times through 2012 and credit enhancements expire at various times through 2018.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The Company also has commitments to fund community investments through investments in limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act. These commitments include $625,000 to be funded over four years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above. See additional disclosures in Note 13.

     Credit enhancements are related to the issuance by municipalities of taxable and non-taxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive a triple-A rating, which provides for a lower interest rate, the FHLB issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for the account of the Bank. Since the Bank, in accordance with the terms and conditions of a Reimbursement Agreement between the FHLB and the Bank, would be required to reimburse the FHLB for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if the Bank had funded the project initially. Management’s current lending strategy does not include the origination of new or additional credit enhancements.

     The letters of credit and credit enhancements provided by the Company are considered financial guarantees under ASC 460-10, Guarantees, and were carried at a fair value of $157,000 in the aggregate as of December 31, 2010.

     At December 31, 2010, the Company was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2029. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

     The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2010, have initial or remaining noncancelable lease terms in excess of one year (dollars in thousands).

Year Ended December 31:
2011	$393
2012	285
2013	172
2014	122
2015	129
Thereafter	2,000
$3,101

     Rental expense charged to operations in 2010, 2009, and 2008, totaled $434,000, $557,000, and $591,000, respectively, including amounts paid under short-term cancelable leases.

     The Company is involved in routine legal proceedings that have arisen in the normal course of business. Management believes that the liability, if any, resulting from these matters will not be material to the consolidated financial condition or results of operations of the Company.

     The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. VARIABLE INTEREST ENTITIES

     The Company has investments in nine low-income housing tax credit limited partnerships and one limited liability partnership for the development of shopping centers, for-sale housing, and the restoration of historic properties in low- and moderate income areas. Although these partnerships generate operating losses, the Company realizes a return on its investment through reductions in income tax expense that result from tax credits and the deductibility of the entities’ operating losses. These investments were acquired at various times between 1996 and 2004 and are accounted for under the equity method. These entities are considered variable interest entities in accordance with ASC 810-10, Consolidations. Since the Company is not considered the primary beneficiary of these entities, it is not required to consolidate these investments. The Company’s exposure is limited to its current recorded investment of $1.7 million plus $625,000 that the Company is obligated to pay over the next four years but has not yet funded.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

		Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$14,819	$—	$14,819	$—
GSE securities	31,020	—	31,020	—
Corporate bonds	3,586	—	3,586	—
Collateralized mortgage obligations	60,755	—	60,755	—
Commercial mortgage-backed securities	68,698	—	68,698	—
Pooled trust preferred securities	18,125	—	—	18,125
GSE preferred stock	98	98	—	—

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Investment securities available-for-sale:
GSE securities	$41,457	$—	$41,457	$—
Mortgage-backed securities	9,835	—	9,835	—
Collateralized mortgage obligations	66,768	—	66,768	—
Commercial mortgage-backed securities	50,522	—	50,522	—
Pooled trust preferred securities	20,012	—	—	20,012
GSE preferred stock	187	187	—	—

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

     The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities. The markets for these securities and for similar securities at December 31, 2010 were not active. Given the limited number of observable transactions in the secondary market and the absence of a new issue market, management has determined an income valuation approach (present value technique) that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

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

     The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Available-for-sale Securities
	2010	2009
	(Dollars in thousands)
Beginning balance	$20,012	$24,133
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	(1,267)	(3,546)
Principal repayments	(620)	(575)
Ending balance	$18,125	$20,012

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The following table sets forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the dates indicated.

		Fair Value Measurements at December 31, 2010
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$15,258	$—	$—	$15,258
Other real estate owned	4,837	—	—	4,837

		Fair Value Measurements at December 31, 2009
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Impaired loans	$29,411	$—	$—	$29,411
Other real estate owned	1,740	—	—	1,740

     Loans for which it is probable that the Bank will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, then the fair value method of measuring the amount of impairment is utilized. This method utilizes current independent appraisals or analysis to determine the market value of the collateral and then applying a discount factor to the value. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

     Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis. Certain impaired loans were partially charged-off or re-evaluated during 2010. These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors. The change in fair value of impaired loans that were valued based upon Level 3 inputs was approximately $4.1 million and $11.3 million for the years ended December 31, 2010 and 2009, respectively. This loss is not recorded directly as an adjustment to current earnings or comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses. These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

     The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The change in fair value of other real estate owned was $762,000 and $1.8 million for the years ended December 31, 2010 and 2009, respectively, which was recorded as an adjustment to current earnings through other real estate owned related expenses.

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

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     The carrying amounts and fair values of financial instruments consist of the following:

	December 31,
	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$61,754	$61,754	$24,428	$24,428
Investment securities, available-for-sale	197,101	197,101	188,781	188,781
Investment securities, held-to-maturity	17,201	17,426	5,000	5,179
Federal Home Loan Bank stock	20,282	20,282	23,944	23,944
Loans receivable, net of allowance for loan losses	715,405	718,556	742,925	745,594
Interest receivable	3,162	3,162	3,469	3,469
Total financial assets	$1,014,905	$1,018,281	$988,547	$991,395
Financial Liabilities:
Deposits	$945,884	$948,804	$849,758	$850,894
Borrowed funds	53,550	55,572	111,808	113,379
Interest payable	106	106	145	145
Total financial liabilities	$999,540	$1,004,482	$961,711	$964,418

     The carrying amount is the estimated fair value for cash and cash equivalents and accrued interest receivable and payable. Investment securities fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models. The fair value of Federal Home Loan Bank stock is based on its redemption value. The fair values for loans receivable are estimated using discounted cash flow analyses. Cash flows are adjusted for estimated prepayments where appropriate and are discounted using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

     The fair value of checking, savings, and money market accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities. The fair value of borrowed funds is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Company’s off-balance-sheet instruments, including lending commitments, letters of credit, and credit enhancements, approximates their book value and are not included in the above table.

15. OTHER COMPREHENSIVE INCOME (LOSS)

     The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Unrealized holding losses arising during the period:
Unrealized net losses	$(358)	$(1,309)	$(8,389)
Related income tax benefit	173	557	3,078
Net unrealized losses	(185)	(752)	(5,311)
Less: reclassification adjustment for net gains (losses) realized during the period:
Realized net gains (losses)	689	1,092	(4,265)
Related income tax (expense) benefit	(238)	(393)	1,593
Net realized gains (losses)	451	699	(2,672)
Change in other comprehensive loss	$(636)	$(1,451)	$(2,639)

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. RELATED PARTY DISCLOSURES

     In compliance with applicable banking regulations, the Company may extend credit to certain officers and directors of the Company and its subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements. The Company had loans and commitments to extend credit to directors and executive officers of $937,000 and $1.5 million at December 31, 2010 and 2009, respectively. The Company did not originate any new loans or commitments during 2010 to such persons.

17. CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

     The following are the condensed financial statements of CFS Bancorp, Inc., the parent company, as of December 31, 2010 and 2009 for the three years ended December 31, 2010 and should be read in conjunction with the other Notes to Consolidated Financial Statements.

Condensed Statements of Condition

	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$3,357	$3,753
Investment securities available-for-sale	4	7
Investment in subsidiary	110,994	107,351
Other assets	62	708
Total assets	$114,417	$111,819

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued taxes and other liabilities	$1,489	$1,446
Total shareholders’ equity	112,928	110,373
Total liabilities and shareholders’ equity	$114,417	$111,819

Condensed Statements of Operations

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Dividend income from subsidiary	$—	$—	$7,750
Interest income	9	22	198
Impairment on investment securities available-for-sale	—	—	(168)
Non-interest expense	(1,302)	(1,430)	(667)
Net income (loss) before income taxes and equity in undistributed earnings of subsidiary	(1,293)	(1,408)	7,113
Income tax benefit	475	518	238
Net income (loss) before equity in undistributed earnings of subsidiary	(818)	(890)	7,351
Equity in undistributed earnings (loss) of subsidiary	4,278	347	(18,646)
Net income (loss)	$3,460	$(543)	$(11,295)

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Operating activities:
Net income (loss)	$3,460	$(543)	$(11,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment of investment securities	—	—	168
Equity in undistributed (earnings) loss of subsidiary	(4,278)	(347)	18,646
(Increase) decrease in other assets	646	2,282	(2,818)
Increase (decrease) in other liabilities	212	(495)	127
Net cash provided by operating activities	40	897	4,828
Investing activities:
Principal payment on loan	—	1,153	3,146
Capital contribution to subsidiary	—	(1,750)	—
Net cash provided by (used for) investing activities	—	(597)	3,146
Financing activities:
Purchase of treasury stock	—	—	(2,997)
Net distributions of Rabbi Trust shares	—	544	41
Proceeds from exercise of stock options	—	—	830
Dividends paid on common stock	(436)	(758)	(5,192)
Net cash used for financing activities	(436)	(214)	(7,318)
Increase (decrease) in cash and cash equivalents	(396)	86	656
Cash and cash equivalents at beginning of year	3,753	3,667	3,011
Cash and cash equivalents at end of year	$3,357	$3,753	$3,667

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following reflects the consolidated results of operations on a quarterly basis:

	Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share data)
Interest income	$12,015	$11,912	$11,465	$11,396
Interest expense	2,572	2,583	2,579	2,453
Net interest income	9,443	9,329	8,886	8,943
Provision for loan losses	1,710	817	525	825
Net interest income after provision for loan losses	7,733	8,512	8,361	8,118
Non-interest income	2,546	2,250	2,136	2,307
Non-interest expense	9,472	9,603	9,446	9,275
Income before income taxes	807	1,159	1,051	1,150
Income tax expense	109	178	188	232
Net income	$698	$981	$863	$918

Basic earnings per share	$.07	$.09	$.08	$.09
Diluted earnings per share	.07	.09	.08	.09
Dividends declared per common share	.01	.01	.01	.01

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands except per share data)
Interest income	$13,231	$12,964	$12,585	$12,528
Interest expense	4,056	3,629	3,189	2,841
Net interest income	9,175	9,335	9,396	9,687
Provision for loan losses	624	713	9,430	1,821
Net interest income (loss) after provision for loan losses	8,551	8,622	(34)	7,866
Non-interest income	2,951	2,125	2,600	3,794
Non-interest expense	9,428	9,943	10,248	9,661
Income (loss) before income taxes	2,074	804	(7,682)	1,999
Income tax expense (benefit)	613	134	(3,011)	2
Net income (loss)	$1,461	$670	$(4,671)	$1,997

Basic earnings (loss) per share	$.14	$.06	$(.44)	$.19
Diluted earnings (loss) per share	.14	.06	(.44)	.19
Dividends declared per common share	.01	.01	.01	.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

     No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

ITEM 9B. OTHER INFORMATION

     None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

     The information required herein is incorporated by reference to the sections of the Registrant’s proxy statement for its 2011 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2010 (Proxy Statement), titled Proposal 1 — Election of Directors, Director Nominees and Directors Continuing in Office, Other Board Members Continuing in Office, Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, and Audit Committee. Information related to the Company’s Code of Conduct and Ethics is incorporated by reference from the Proxy Statement under the heading Corporate Governance Guidelines and Code of Conduct and Ethics.

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

     Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), under which equity securities of the Company are authorized for issuance at December 31, 2010.

Number of Shares
	Number of Shares to Be		Remaining Available
	Issued Upon the	Weighted-Average	for Future Issuance
	Exercise of Outstanding	Exercise Price of	(Excluding Shares
	Options, Warrants and	Outstanding	Reflected in the
Plan Category	Rights	Options	First Column)
Equity Compensation Plans Approved by Security
Holders	839,022 (1)	$13.44 (2)	184,590 (3)
Equity Compensation Plans Not Approved by Security
Holders	—	—	—
Total	839,022	$13.44	184,590

____________________

(1)	This amount includes 650,995 shares issuable upon the exercise of outstanding stock options and 188,027 shares of restricted stock that have been issued but not yet earned or vested.

(2)
Only outstanding stock options are included in this price. The outstanding restricted shares are not included in the weighted- average exercise price because these shares do not have an exercise price.

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

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

     (a) Documents filed as part of this Report:

          (1) The following consolidated financial statements of the Company are filed with this Form 10-K under Item 8:

     (2) All schedules for which provision is made in the applicable accounting rules and regulations of the SEC are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

     (3) The following exhibits are filed as part of this Form 10-K or are incorporated herein by reference.

3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Charles V. Cole (7)
10.8*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (8)
10.9*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (8)
10.10*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (9)
10.11*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank and Daryl D. Pomranke (7)
10.12*	CFS Bancorp, Inc. 2009 Cash Incentive Compensation Program (10)
10.13*	CFS Bancorp, Inc. 2010 Cash Incentive Compensation Program (12)
10.14*	CFS Bancorp, Inc. 2009 Service Retention Program Agreement (10)
10.15*	Form of Indemnification Agreement, dated June 15, 2009, by and between CFS Bancorp, Inc. and each of Gene Diamond and Frank D. Lester (11)
10.16	Indemnification Agreement, dated June 15, 2009, by and between CFS Bancorp, Inc. and Lawrence T. Toombs (11)

10.17*	Amendment to the Employment Agreement between Citizens Financial Bank and Thomas F. Prisby (7)
10.18*	Amendment to the Employment Agreement between CFS Bancorp, Inc. and Thomas F. Prisby (7)
10.19*	Change in Control Agreement between Citizens Financial Bank and Dale S. Clapp (7)
10.20*	Change in Control Agreement between Citizens Financial Bank and Daniel J. Zimmer (7)
10.21*	CFS Bancorp, Inc. and Citizens Financial Bank Compensation Clawback Policy
10.22*	2010 Long-Term Cash Award Agreement between CFS Bancorp, Inc. and Thomas F. Prisby (12)
10.23*	Separation Agreement between CFS Bancorp, Inc., Citizens Financial Bank, and Charles V. Cole (13)
10.24*	Change in Control Agreement between CFS Bancorp, Inc., Citizens Financial Bank, and Jerry A. Weberling (13)
10.25*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank, and Jerry A. Weberling (14)
21.1	Subsidiaries of CFS Bancorp, Inc.
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
____________________

(1)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 25, 2005 (File No. 000-24611.)
(2)	Incorporated by Reference to the Company’s Form 8-K filed on December 17, 2010.
(3)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.
(4)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 5, 2008.
(5)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 23, 2001 (File No. 000-24611.)
(6)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003 (File No. 000-24611.)
(7)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on December 30, 2009.
(8)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005 (File No. 000-24611.)
(9)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 17, 2008.
(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 4, 2009.
(11)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on June 19, 2009.
(12)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on April 28, 2010.
(13)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on July 28, 2010.
(14)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on February 23, 2011.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date: February 28, 2011	By:	/s/ THOMAS F. PRISBY
THOMAS F. PRISBY
Chairman of the Board and
Chief Executive Officer

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Thomas F. Prisby and Jerry A. Weberling, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place, and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ THOMAS F. PRISBY	Chairman of the Board and Chief Executive Officer
THOMAS F. PRISBY	(principal executive officer)	February 28, 2011

/s/ JERRY A. WEBERLING	Executive Vice President and Chief Financial Officer
JERRY A. WEBERLING	(principal financial and accounting officer)	February 28, 2011

/s/ GREGORY W. BLAINE	Director	February 28, 2011
GREGORY W. BLAINE

/s/ GENE DIAMOND	Director	February 28, 2011
GENE DIAMOND

/s/ JOHN W. PALMER	Director	February 28, 2011
JOHN W. PALMER

/s/ ROBERT R. ROSS	Director	February 28, 2011
ROBERT R. ROSS

/s/ JOYCE M. SIMON	Director	February 28, 2011
JOYCE M. SIMON