Form 10-Q
period 2011-03-31
CFS BANCORP INC
filed 2011-04-29
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

(219) 836-2960
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

The Registrant had 10,869,236 shares of Common Stock issued and outstanding as of April 28, 2011.

CFS BANCORP, INC.

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS	(Dollars in thousands)

Cash and amounts due from depository institutions	$19,211	$24,624
Interest-bearing deposits	38,757	37,130
Cash and cash equivalents	57,968	61,754
Investment securities available-for-sale, at fair value	239,012	197,101
Investment securities held-to-maturity, at cost	16,764	17,201
Federal Home Loan Bank stock, at cost	10,282	20,282
Loans receivable	724,223	732,584
Allowance for loan losses	(17,095)	(17,179)
Net loans	707,128	715,405
Bank-owned life insurance	35,669	35,463
Accrued interest receivable	3,265	3,162
Other real estate owned	23,567	22,324
Office properties and equipment	18,514	20,464
Net deferred tax assets	17,146	17,923
Other assets	14,726	10,597
Total assets	$1,144,041	$1,121,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$980,517	$945,884
Borrowed funds	40,658	53,550
Advance payments by borrowers for taxes and insurance	4,785	4,618
Other liabilities	4,317	4,696
Total liabilities	1,030,277	1,008,748

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized;
23,423,306 shares issued; 10,869,236 and 10,850,040 shares outstanding	234	234
Additional paid-in capital	186,929	187,164
Retained earnings	83,957	83,592
Treasury stock, at cost; 12,554,070 and 12,573,266 shares	(154,877)	(155,112)
Accumulated other comprehensive loss, net of tax	(2,479)	(2,950)
Total shareholders’ equity	113,764	112,928
Total liabilities and shareholders’ equity	$1,144,041	$1,121,676

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$8,811	$9,678
Investment securities	2,045	2,213
Other interest-earning assets	157	124
Total interest income	11,013	12,015
Interest expense:
Deposits	1,894	2,053
Borrowed funds	262	519
Total interest expense	2,156	2,572
Net interest income	8,857	9,443
Provision for loan losses	903	1,710
Net interest income after provision for loan losses	7,954	7,733
Non-interest income:
Service charges and other fees	1,076	1,220
Card-based fees	475	437
Commission income	45	54
Net gain (loss) on sale of:
Investment securities	519	456
Loans receivable	32	―
Other assets	(5)	1
Income from bank-owned life insurance	206	223
Other income	103	150
Total non-interest income	2,451	2,541
Non-interest expense:
Compensation and employee benefits	5,239	4,668
Net occupancy expense	765	755
FDIC insurance premiums and OTS assessments	653	600
Professional fees	388	593
Furniture and equipment expense	463	533
Data processing	442	430
Marketing	187	114
Other real estate owned related expense, net	592	631
Loan collection expense	120	169
Severance and early retirement expense	―	4
Other general and administrative expenses	1,118	970
Total non-interest expense	9,967	9,467
Income before income taxes	438	807
Income tax (benefit) expense	(34)	109
Net income	$472	$698

Per share data:
Basic earnings per share	$.04	$.07
Diluted earnings per share	.04	.07
Cash dividends declared per share	.01	.01
Weighted-average common and common share equivalents outstanding:
Basic	10,650,743	10,581,770
Diluted	10,706,677	10,673,776

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total
	(Unaudited)
	(Dollars in thousands, except per share data)
Balance at January 1, 2010	$234	$188,930	$80,564	$(157,041)	$(2,314)	$110,373
Net income	—	—	698	—	—	698
Other comprehensive income:
Change in unrealized appreciation
on investment securities available-for-sale,
net of reclassification and tax	—	—	—	—	229	229
Total comprehensive income	—	—	—	—	—	927
Net purchases of Rabbi Trust shares	—	—	—	(1)	—	(1)
Forfeiture of restricted stock awards	—	205	—	(205)	—	—
Unearned compensation restricted stock award	—	(395)	—	395	—	—
Dividends declared on common stock ($.01 per share)	—	—	(106)	—	—	(106)
Balance at March 31, 2010	$234	$188,740	$81,156	$(156,852)	$(2,085)	$111,193

Balance at January 1, 2011	$234	$187,164	$83,592	$(155,112)	$(2,950)	$112,928
Net income	—	—	472	—	—	472
Other comprehensive income:
Change in unrealized appreciation
on investment securities available-for-sale,
net of reclassification and tax	—	—	—	—	471	471
Total comprehensive income	—	—	—	—	—	943
Forfeiture of restricted stock awards	—	437	2	(437)	—	2
Unearned compensation restricted stock awards	—	(672)	—	672	—	—
Dividends declared on common stock ($.01 per share)	—	—	(109)	—	—	(109)
Balance at March 31, 2011	$234	$186,929	$83,957	$(154,877)	$(2,479)	$113,764

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$472	$698
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	903	1,710
Depreciation and amortization	380	404
Net discount accretion on investment securities available-for-sale	(83)	(198)
Net premium amortization on investment securities held-to-maturity	40	—
Net (gain) loss on sale of:
Loans held-for-sale	(32)	—
Investment securities	(519)	(456)
Other assets	5	(1)
Write down on transfer of future branch sites to other real estate owned	396	—
Write down of construction-in-progress	106	—
Deferred income tax expense	515	110
Proceeds from sale of loans held-for-sale	1,231	—
Origination of loans held-for-sale	(899)	—
Increase in cash surrender value of bank-owned life insurance	(206)	(223)
(Increase) decrease in other assets	(4,456)	1,275
Increase (decrease) in other liabilities	(125)	288
Net cash provided by (used in) operating activities	(2,272)	3,607
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	6,405	9,603
Other real estate owned	402	57
Proceeds from maturities and paydowns of:
Investment securities, available-for-sale	21,086	19,043
Investment securities, held-to-maturity	397	—
Purchases of:
Investment securities, available-for-sale	(68,070)	(22,871)
Properties and equipment	(43)	(150)
Redemption of Federal Home Loan Bank stock	10,000	—
Net loan repayments (fundings)	6,537	(4,059)
Net cash flows provided by (used in) investing activities	(23,286)	1,623
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	34,606	37,348
Advance payments by borrowers for taxes and insurance	167	493
Short-term borrowed funds	2,158	(9,321)
Proceeds from Federal Home Loan Bank advances	—	18,000
Repayments of Federal Home Loan Bank advances	(15,050)	(37,047)
Dividends paid on common stock	(109)	(109)
Net purchase of Rabbi Trust shares	—	(1)
Net cash flows provided by financing activities	21,772	9,363
Increase (decrease) in cash and cash equivalents	(3,786)	14,593
Cash and cash equivalents at beginning of period	61,754	24,428
Cash and cash equivalents at end of period	$57,968	$39,021
Supplemental disclosures:
Loans and land transferred to other real estate owned	$1,672	$1,845
Cash paid for interest on deposits	1,890	2,044
Cash paid for interest on borrowed funds	289	543
Cash paid for income taxes	—	275

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.  The March 31, 2011 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

2.	Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)

Net income	$472	$698

Weighted-average common shares:
Outstanding	10,650,743	10,581,770
Equivalents (1)	55,934	92,006
Total	10,706,677	10,673,776

Earnings per share:
Basic	$.04	$.07
Diluted	.04	.07

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	647,995	740,995
Weighted-average exercise price of anti-dilutive option shares	$13.46	$13.24
____________________

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

3.   Investment Securities

The amortized cost of investment securities and their fair values are as follows for the periods indicated:

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At March 31, 2011:
Available-for-sale investment securities:
U.S. Treasury securities	$21,000	$20,946	$24	$(202)	$20,768
Government sponsored entity (GSE) securities	68,800	69,724	370	(219)	69,875
Corporate bonds	4,000	3,645	—	(43)	3,602
Collateralized mortgage obligations	54,340	51,021	2,062	(97)	52,986
Commercial mortgage-backed securities	70,218	71,341	1,418	(252)	72,507
Pooled trust preferred securities	29,285	26,386	—	(7,124)	19,262
GSE preferred stock	200	—	12	—	12
Total available-for-sale securities	$247,843	$243,063	$3,886	$(7,937)	$239,012

Held-to-maturity investment securities:
Asset backed securities	$9,447	$9,824	$112	$—	$9,936
Municipals	6,940	6,940	113	—	7,053
Total held-to-maturity investment securities	$16,387	$16,764	$225	$—	$16,989

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2010:
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,975	$3	$(159)	$14,819
Government sponsored entity (GSE) securities	30,800	30,717	421	(118)	31,020
Corporate bonds	4,000	3,629	—	(43)	3,586
Collateralized mortgage obligations	62,512	59,037	2,071	(353)	60,755
Commercial mortgage-backed securities	66,282	67,052	1,804	(158)	68,698
Pooled trust preferred securities	29,409	26,473	—	(8,348)	18,125
GSE preferred stock	5,837	—	98	—	98
Total available-for-sale securities	$213,840	$201,883	$4,397	$(9,179)	$197,101

Held-to-maturity investment securities:
Asset backed securities	$9,844	$10,261	$126	$(7)	$10,380
Municipals	6,940	6,940	106	—	7,046
Total held-to-maturity investment securities	$16,784	$17,201	$232	$(7)	$17,426

       The Company's investments in collateralized mortgage obligations consisted of $6.0 million and $13.5 million of GSE issued investment securities and $47.0 million and $47.3 million of non-agency (private issued) residential investment securities at March 31, 2011 and December 31, 2010, respectively.
Investment securities available-for-sale with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated.

	March 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasury Securities	$14,773	$(202)	$—	$—	$14,773	$(202)
GSE securities	29,478	(219)	—	—	29,478	(219)
Corporate bonds	3,602	(43)	—	—	3,602	(43)
Collateralized mortgage obligations	8,557	(81)	39	(16)	8,596	(97)
Commercial mortgage-backed securities	21,538	(252)	—	—	21,538	(252)
Pooled trust preferred securities	—	—	19,262	(7,124)	19,262	(7,124)
	$77,948	$(797)	$19,301	$(7,140)	$97,249	$(7,937)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasury securities	$11,905	$(159)	$—	$—	$11,905	$(159)
GSE securities	5,870	(118)	—	—	5,870	(118)
Corporate bonds	3,586	(43)	—	—	3,586	(43)
Collateralized mortgage obligations	8,538	(323)	1,204	(30)	9,742	(353)
Commercial mortgage-backed securities	10,255	(158)	—	—	10,255	(158)
Pooled trust preferred securities	—	—	18,125	(8,348)	18,125	(8,348)
	$40,154	$(801)	$19,329	$(8,378)	$59,483	$(9,179)

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

    In management’s belief, the decline in value of the Company’s investment in collateralized mortgage obligations is primarily attributable to changes in market interest rates and macroeconomic conditions affecting liquidity and not necessarily the expected cash flows of the individual investment securities. The fair value of these investment securities is expected to recover as the investment securities approach their maturity date.

At March 31, 2011, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.  We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at March 31, 2011 did not constitute other-than-temporary impairments.

The amortized cost and fair value of investment securities at March 31, 2011, by contractual maturity, are shown in the following tables.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
U.S. Treasury securities:
Due in one year or less	$3,013	$3,015
Due after one year through five years	17,933	17,753
GSE securities — Due after one year through five years	69,724	69,875
Corporate bonds — Due after five years	3,645	3,602
Collateralized mortgage obligations:
Due after one year through five years	1,047	1,054
Due after five years	49,973	51,932
Commercial mortgage-backed securities	71,341	72,507
Pooled trust preferred securities	26,386	19,262
GSE preferred stock	—	12
	$243,062	$239,012

	Held-to-Maturity
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Asset backed securities — Due after five years	$9,824	$9,936
State and municipal securities:
Due in one year or less	2,970	3,003
Due after one year through five years	3,970	4,050
	$16,764	$16,989

The following table provides information as to the amount of gross gains and losses realized through the sales of investment securities available-for-sale:

	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$519	$456
Gross realized losses	—	—
Impairment losses	—	—
Net realized gains	$519	$456
Income tax expense on realized gains	$189	$155

The carrying value of investment securities pledged as collateral to secure public deposits and for other purposes at March 31, 2011 and December 31, 2010 was $52.6 million and $47.9 million, respectively.  Other than the U.S. Government, its agencies, and GSEs, there were no other holdings of investment securities of any one issuer in an amount greater than 10% of shareholders’ equity.

4.   Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$68,381	$74,940
Commercial real estate – owner occupied	102,053	99,435
Commercial real estate – non-owner occupied	191,443	191,998
Commercial real estate – multifamily	74,552	72,080
Commercial construction and land development	21,130	24,310
Commercial participations	22,419	23,594
Total commercial loans	479,978	486,357
Retail loans:
One-to-four family residential	183,623	185,321
Home equity lines of credit	55,649	56,177
Retail construction	3,328	3,176
Other	2,192	2,122
Total retail loans	244,792	246,796
Total loans receivable	724,770	733,153
Net deferred loan fees	(547)	(569)
Total loans receivable, net of deferred fees	$724,223	$732,584

Activity in the allowance for loan losses for March 31, 2011 is as follows:

	Commercial	Commercial Real Estate —			Construction		One-to-four				Total
	and	Owner	Non-Owner		and Land	Commercial	Family		Retail		Loans
	Industrial	Occupied	Occupied	Multifamily	Development	Participations	Residential	HELOC	Construction	Other	Receivable
(Dollars in thousands)
Allowance for loan losses:
Balance at12/31/10	$ 1,279	$ 1,090	$ 6,906	$ 350	$ 188	$ 4,559	$ 1,356	$ 1,309	$ 7	$ 135	$ 17,179
Provision for loan losses	(13)	(78)	(197)	315	(30)	863	(11)	65	2	(13)	903
Loans charged-off:
Current year charge-offs	—	—	—	(204)	(4)	(703)	(23)	(52)	—	(28)	(1,014)
Previously established specific allowance	—	—	—	—	—	—	—	—	—	—	—
Total loans charged- off:	—	—	—	(204)	(4)	(703)	(23)	(52)	—	(28)	(1,014)
Recoveries	2	—	8	—	—	—	1	5	—	11	27
Balance at 3/31/11	$ 1,268	$ 1,012	$ 6,717	$ 461	$ 154	$ 4,719	$ 1,323	$ 1,327	$ 9	$ 105	$ 17,095

Ending balance:
Individually evaluated for impairment	$ —	$ 380	$ 4,387	$ —	$ —	$ 3,573	$ —	$ —	$ —	$ —	$ 8,340
Collectively evaluated for impairment	$ 1,268	$ 632	$ 2,330	$ 461	$ 154	$ 1,146	$ 1,323	$ 1,327	$ 9	$ 105	$ 8,755

Loans receivable:
Balance at 3/31/11	$ 68,381	$ 102,053	$ 191,443	$ 74,552	$ 21,130	$ 22,419	$ 183,623	$ 55,649	$ 3,328	$ 2,192	$ 724,770
Individually evaluated for impairment	$ 3,168	$ 12,313	$ 24,400	$ 263	$ 9,183	$ 8,796	$ —	$ —	$ —	$ —	$ 58,123
Collectively evaluated for impairment	$ 65,213	$ 89,740	$ 167,043	$ 74,289	$ 11,947	$ 13,623	$ 183,623	$ 55,649	$ 3,328	$ 2,192	$ 666,647

The allowance for loan losses for December 31, 2010 was as follows:

	Commercial	Commercial Real Estate —			Construction		One-to-four				Total
	and	Owner	Non-Owner		and Land	Commercial	Family		Retail		Loans
	Industrial	Occupied	Occupied	Multifamily	Development	Participations	Residential	HELOC	Construction	Other	Receivable
(Dollars in thousands)
Allowance for loan losses:
Balance at12/31/10	$ 1,279	$ 1,090	$ 6,906	$ 350	$ 188	$ 4,559	$ 1,356	$ 1,309	$ 7	$ 135	$ 17,179

Ending balance:
Individually evaluated for impairment	$ —	$ 433	$ 4,492	$ —	$ —	$ 3,497	$ —	$ —	$ —	$ —	$ 8,422
Collectively evaluated for impairment	$ 1,279	$ 657	$ 2,414	$ 350	$ 188	$ 1,062	$ 1,356	$ 1,309	$ 7	$ 135	$ 8,757

Loans receivable:
Balance at 12/31/10	$ 74,940	$ 99,435	$ 191,998	$ 72,080	$ 24,310	$ 23,594	$ 185,321	$ 56,177	$ 3,176	$ 2,122	$ 733,153
Individually evaluated for impairment	$ 3,692	$ 11,135	$ 21,218	$ 264	$ 9,183	$ 9,499	$ —	$ —	$ —	$ —	$ 54,991
Collectively evaluated for impairment	$ 71,248	$ 88,300	$ 170,780	$ 71,816	$ 15,127	$ 14,095	$ 185,321	$ 56,177	$ 3,176	$ 2,122	$ 678,162

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

●
Pass.  Loans that meet the conservative underwriting guidelines that include core credit attributes noted above as measured by the loan grading matrices at levels that are in excess of the minimum amounts required to adequately service the loans.

●
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

●
Special Mention.  Loans that have a potential weakness that will be closely monitored by management.  A credit graded special mention does not expose the Company to elevated risk that would warrant an adverse classification.

●
Substandard.  Loans that are inadequately protected by the current net worth and paying capacity of the borrower, guarantor, or the collateral pledged.  Loans classified as substandard have a well-defined weakness or weaknesses, characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

●
Doubtful.  Loans that have the same weaknesses as those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The Company’s loans receivable portfolio is summarized by risk category as follows at March 31, 2011:

			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$60,944	$5,915	$937	$578	$7	$68,381
Commercial real estate – owner occupied	66,639	20,636	1,030	13,748	—	102,053
Commercial real estate – non-owner occupied	142,744	23,047	2,106	23,546	—	191,443
Commercial real estate – multifamily	70,660	2,381	—	1,511	—	74,552
Commercial construction and land development	6,517	4,894	—	9,719	—	21,130
Commercial participations	13,623	—	—	8,796	—	22,419
Total commercial loans	361,127	56,873	4,073	57,898	7	479,978

Retail loans:
One-to-four family residential	179,829	—	—	3,794	—	183,623
Home equity lines of credit	55,038	—	—	611	—	55,649
Retail construction	3,159	—	—	169	—	3,328
Other	2,188	—	—	4	—	2,192
Total retail loans	240,214	—	—	4,578	—	244,792
Total loans	$601,341	56,873	$4,073	$62,476	$7	$724,770

			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$593,220	$55,254	$3,790	$11,386	$7	$663,657
Delinquent:
30-59 days	5,226	1,319	—	2,594	—	9,139
60-89 days	2,558	300	283	—	—	3,141
90 days or more	337	—	—	48,496	—	48,833
Total loans	$601,341	$56,873	$4,073	$62,476	$7	$724,770

The Company’s loans receivable portfolio is summarized by risk category as follows at December 31, 2010:

			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$62,969	$3,908	$7,813	$228	$22	$74,940
Commercial real estate – owner occupied	65,768	20,239	4,310	9,118	—	99,435
Commercial real estate – non-owner occupied	142,636	25,191	2,448	21,723	—	191,998
Commercial real estate – multifamily	61,822	8,238	708	1,312	—	72,080
Commercial construction and land development	10,138	4,989	—	9,183	—	24,310
Commercial participations	14,095	—	—	9,499	—	23,594
Total commercial loans	357,428	62,565	15,279	51,063	22	486,357

Retail loans:
One-to-four family residential	181,991	—	107	3,223	—	185,321
Home equity lines of credit	55,688	—	—	489	—	56,177
Retail construction	2,973	—	—	203	—	3,176
Other	2,118	—	—	4	—	2,122
Total retail loans	242,770	—	107	3,919	—	246,796
Total loans	$600,198	$62,565	$15,386	$54,982	$22	$733,153

			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$589,067	$61,449	$11,857	$13,770	$22	$676,165
Delinquent:
30-59 days	5,347	457	415	540	—	6,759
60-89 days	5,322	536	768	321	—	6,947
90 days or more	462	123	2,346	40,351	—	43,282
Total loans	$600,198	$62,565	$15,386	$54,982	$22	$733,153

Interest income is generally not accrued on loans which are delinquent 90 days or more, or for loans which management believes, after giving consideration to a number of factors, including economic and business conditions and collection efforts, collection of interest is doubtful.  Past due status is based on the contractual terms of the loan.  In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

The Company’s loan portfolio delinquency status is summarized in the following table at March 31, 2011:

							Loans
	30-59	60-89	Greater	Total		Total	> 90 Days
	Days Past	Days Past	Than 90	Past		Loans	And
	Due	Due	Days	Due	Current	Receivable	Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$184	$833	$544	$1,561	$66,820	$68,381	$—
Commercial real estate – owner occupied	148	1,705	13,114	14,967	87,086	102,053	—
Commercial real estate – non-owner occupied	2,130	444	12,028	14,602	176,841	191,443	1,183
Commercial real estate – multifamily	1,594	—	471	2,065	72,487	74,552	241
Commercial construction and land development	—	—	9,719	9,719	11,411	21,130	—
Commercial participations	—	—	8,796	8,796	13,623	22,419	—
Total commercial loans	4,056	2,982	44,672	51,710	428,268	479,978	1,424

Retail loans:
One-to-four family residential	4,308	29	3,503	7,840	175,783	183,623	—
Home equity lines of credit	495	130	485	1,110	54,539	55,649	—
Retail construction	275	—	169	444	2,884	3,328	—
Other	5	—	4	9	2,183	2,192	—
Total retail loans	5,083	159	4,161	9,403	235,389	244,792	—
Total loans receivable	$9,139	$3,141	$48,833	$61,113	$663,657	$724,770	$1,424

The Company’s loan portfolio delinquency status is summarized in the following table at December 31, 2010:

							Loans
	30-59	60-89	Greater	Total		Total	> 90 Days
	Days Past	Days Past	Than 90	Past		Loans	And
	Due	Due	Days	Due	Current	Receivable	Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$448	$664	$180	$1,292	$73,648	$74,940	$—
Commercial real estate – owner occupied	678	3,691	11,464	15,833	83,602	99,435	2,346
Commercial real estate – non-owner occupied	361	216	9,081	9,658	182,340	191,998	123
Commercial real estate – multifamily	656	—	436	1,092	70,988	72,080	—
Commercial construction and land development	—	536	9,023	9,559	14,751	24,310	—
Commercial participations	—	—	9,660	9,660	13,934	23,594	—
Total commercial loans	2,143	5,107	39,844	47,094	439,263	486,357	2,469

Retail loans:
One-to-four family residential	4,229	1,832	2,589	8,650	176,671	185,321	—
Home equity lines of credit	386	8	642	1,036	55,141	56,177	—
Retail construction	—	—	203	203	2,973	3,176	—
Other	1	—	4	5	2,117	2,122	—
Total retail loans	4,616	1,840	3,438	9,894	236,902	246,796	—
Total loans receivable	$6,759	$6,947	$43,282	$56,988	$676,165	$733,153	$2,469

Impaired loans were as follows at March 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial and industrial	$3,168	$3,168	$—	$3,697	$—
Commercial real estate – owner occupied	9,559	9,619	—	9,641	—
Commercial real estate – non-owner occupied	7,198	7,424	—	7,393	41
Commercial real estate – multifamily	263	263	—	264	3
Commercial construction and land development	9,183	11,498	—	11,498	—
Commercial participations	3,494	8,012	—	7,881	—
Retail	7,372	7,415	—	7,670	50

Loans with a specific valuation allowance:
Commercial real estate – owner occupied	$2,754	$3,168	$380	$2,778	$—
Commercial real estate – non-owner occupied	17,202	17,710	4,387	17,243	—
Commercial participations	5,302	5,443	3,573	5,443	—

Total impaired loans:
Commercial	$58,123	$66,305	$8,340	$65,838	$44
Retail	7,372	7,415	—	7,670	50

Impaired loans were as follows at December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial and industrial	$3,692	$3,976	$—	$4,738	$128
Commercial real estate – owner occupied	5,041	5,082	—	5,059	—
Commercial real estate – non-owner occupied	6,664	6,834	—	6,695	144
Commercial real estate – multifamily	264	264	—	268	4
Commercial construction and land development	9,183	11,498	—	9,313	—
Commercial participations	4,197	8,012	—	4,397	—
One-to-four family residential	2,847	2,891	—	2,758	122

Loans with a specific valuation allowance:
Commercial real estate – owner occupied	$2,798	$3,168	$433	$2,900	$—
Commercial real estate – non-owner occupied	17,850	18,311	4,492	18,066	—
Commercial participations	5,302	5,443	3,497	5,302	—

Total impaired loans:
Commercial	$54,991	$62,588	$8,422	$56,738	$276
Retail	2,847	2,891	—	2,758	122

At March 31, 2011 and December 31, 2010, the Company had $7.2 million and $9.0 million, respectively, of loan modifications meeting the definition of a troubled debt restructuring (TDR) that were performing in accordance with their agreements and accruing interest that are included above in our impaired loans without a specific valuation reserve.  These modifications include one commercial and industrial relationship totaling $2.8 million, one non-owner occupied commercial real estate relationship totaling $2.1 million, one multifamily relationship totaling $263,000, and 17 one-to-four family residential loans totaling $2.0 million.  The loan modifications included short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.

Non-accrual loans are summarized as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$578	$228
Commercial real estate – owner occupied	13,748	9,119
Commercial real estate – non-owner occupied	21,320	21,512
Commercial real estate – multifamily	855	1,071
Commercial construction and land development	9,719	9,183
Commercial participations	8,796	9,499
Total commercial loans	55,016	50,612

Retail loans:
One-to-four family residential	3,862	2,955
Home equity lines of credit	610	718
Retail construction	169	203
Other	4	4
Total retail loans	4,645	3,880
Total non-accrual loans	$59,661	$54,492

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  All interest accrued, but not received for loans placed on non-accrual, is reversed against interest income.  Interest subsequently received on such loans is accounted for by using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual status.

5.           Fair Value Measurements

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

		Fair Value Measurements at March 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$20,768	$—	$20,768	$—
GSE securities	69,875	—	69,875	—
Corporate bonds	3,602	—	3,602	—
Collateralized mortgage obligations	52,986	—	52,986	—
Commercial mortgage-backed securities	72,507	—	72,507	—
Pooled trust preferred securities	19,262	—	—	19,262
GSE preferred stock	12	12	—	—

		Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$14,819	$—	$14,819	$—
GSE securities	31,020	—	31,020	—
Corporate bonds	3,586	—	3,586	—
Collateralized mortgage obligations	60,755	—	60,755	—
Commercial mortgage-backed securities	68,698	—	68,698	—
Pooled trust preferred securities	18,125	—	—	18,125
GSE preferred stock	98	98	—	—

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

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities.  The markets for these securities and for similar securities at March 31, 2011 were illiquid.  There have been a limited number of observable transactions in the secondary market, however, a new issue market does not exist.  Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

For its Level 3 pricing model, the Company uses externally produced fair values provided by a third party and compares them to other external pricing sources. Other external sources provided similar prices, both higher and lower, than those used by the Company.  The external model uses observed prices from limited transactions on similar securities to estimate liquidation values.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Investment Securities Available-For-Sale
	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Beginning balance	$18,125	$20,012
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	1,224	3
Principal repayments	(87)	(114)
Ending balance	$19,262	$19,901

The following table sets forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated.

		Fair Value Measurements at March 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$2,262	$—	$—	$2,262
Other real estate owned	991	—	—	991

		Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$15,258	$—	$—	$15,258
Other real estate owned	4,837	—	—	4,837

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

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the first quarter of 2011.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $779,000 and $616,000 for the three months ended March 31, 2011 and 2010, respectively.  These losses are not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The fair value of the Company’s other real estate owned is determined by using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  The change in fair value of other real estate owned was $496,000 and $417,000 for the three months ended March 31, 2011 and 2010, respectively, which was recorded as an adjustment to current earnings through other real estate owned related expenses.

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

The carrying amounts and fair values of financial instruments consist of the following:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$57,968	$57,968	$61,754	$61,754
Investment securities, available-for-sale	239,012	239,012	197,101	197,101
Investment securities, held-to-maturity	16,764	16,989	17,201	17,426
Federal Home Loan Bank stock	10,282	10,282	20,282	20,282
Loans receivable, net of allowance for loan losses	707,128	708,766	715,405	718,556
Interest receivable	3,265	3,265	3,162	3,162
Total financial assets	$1,034,419	$1,036,282	$1,014,905	$1,018,281
Financial Liabilities:
Deposits	$980,517	$983,076	$945,884	$948,804
Borrowed funds	40,658	42,530	53,550	55,572
Interest payable	83	83	106	106
Total financial liabilities	$1,021,258	$1,025,689	$999,540	$1,004,482

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

6.	Share-Based Compensation

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

For additional details on the Company’s share-based compensation plans and related disclosures, see “Note 9.  Share-Based Compensation” in the consolidated financial statements as presented in the Company’s 2010 Annual Report on Form 10-K.

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there were 64,500 shares that had not yet been issued or were forfeited, cancelled, or unexercised at the end of the option term under the 2003 Stock Option Plan that are available for any type of stock-based awards in the future under the Equity Incentive Plan.  At March 31, 2011, 165,420 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

During the first quarter of 2011, the Compensation Committee of the Board of Directors granted performance- and service-based awards under the Equity Incentive Plan.  The awards included 42,540 of performance-based and 12,375 of service-based shares of restricted stock granted to key employees of the Company.  The Company reissued treasury shares to satisfy the restricted stock awards.

The weighted-average fair market vale of the restricted stock awards granted in the first quarter of 2011 was $5.62 per share and totaled $309,000.  These restricted stock awards vest 33%, 33%, and 34% on May 1, 2013, 2014, and 2015, respectively.  The expense for these awards is being recorded over their requisite service period from their grant date.  The Company estimates that the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted.

During the first quarter of 2011, 35,745 shares of performance-based restricted stock granted during 2010 were deemed unearned by the Compensation Committee of the Board of Directors and, accordingly, were forfeited.  There was no expense recorded on these restricted stock shares at the time of forfeiture.

The following table presents the activity for restricted stock for the three months ended March 31, 2011.

			Weighted-Average
		Number of	Grant-Date
		Shares	Fair Value
Unvested at December 31, 2010		188,027	$4.98
2011 Awards:
Granted	54,915		5.62
Forfeited	—		—
Net 2011 grant awards		54,915	5.62
Vested		—	—
Forfeited		(35,745)	3.53
Unvested as of March 31, 2011		207,197	$5.40

The compensation expense related to restricted stock for the three months ended March 31, 2011 and 2010 totaled $66,000 and $61,000, respectively.  At March 31, 2011, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $1.1 million.  This cost is expected to be recognized over a weighted-average period of 2.8 years which is subject to the actual number of shares earned and vested.

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

The following table presents the activity under the Company’s stock option plans for the three months ended March 31, 2011.

	2011
		Weighted-
		Average
	Number of	Exercise
	Options	Price
Options outstanding and exercisable at December 31, 2010	650,995	$13.44
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired unexercised	(3,000)	13.16
Options outstanding and exercisable at March 31, 2011	647,995	$13.45

For stock options outstanding at March 31, 2011, the range of exercise prices was $10.44 to $14.76 and the weighted-average remaining contractual term was 2.2 years.  At March 31, 2011, all of the Company’s outstanding stock options were out-of-the-money and had no intrinsic value.  There were no stock options exercised during the three months ended March 31, 2011 and 2010.  The Company reissues treasury shares to satisfy option exercises.

7.	Other Comprehensive Income

The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Unrealized holding gains arising during the period:
Unrealized net gains	$1,250	$802
Related tax expense	(449)	(272)
Net unrealized gains	801	530
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	519	456
Related tax expense	(189)	(155)
Net realized gains	330	301
Total other comprehensive income	$471	$229

8.	Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company intends to adopt the methodologies prescribed by this ASU by the date required and is currently evaluating the impact of adopting this ASU.

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

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We also advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit and other risks which are inherent in our lending and investment activities, legislative changes, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles, ability to realize deferred tax assets, competitive and regulatory factors, and successful execution of our strategy and our Strategic Growth and Diversification Plan could affect our financial performance and could cause actual results for future periods to differ materially from those anticipated or projected.  For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part I. Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.  Such forward-looking statements are not guarantees of future performance.  We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements unless required to do so under the federal securities laws.

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

Under GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes the existence of taxes paid in available carryback years as well as the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.  At March 31, 2011, we conducted an extensive analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary, largely based on our projections of future taxable income and available tax planning strategies.  Additional positive evidence considered in our analysis was our long-term history of generating taxable income, including six consecutive quarters of operating taxable income, exclusive of the loss recognized for tax purposes on the sale of GSE preferred securities, at March 31, 2011; the industry in which we operate is cyclical in nature, as a result, recent losses are not expected to have a significant long-term impact on our profitability; the fact that recent losses were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, most recently a federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (nineteen years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois).  We concluded that the aforementioned positive evidence outweighs the negative evidence of cumulative losses over the past three years.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We believe our tax assets and liabilities are adequate and are properly recorded in the condensed consolidated financial statements at March 31, 2011.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

Performance Overview

The following table provides selected financial information and performance information for the three months ended March 31, 2011 and March 31, 2010.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Net income	$472	$698
Diluted earnings per share	.04	.07
Pre-tax, pre-provision earnings from core operations (1)	1,539	2,864
Return on average assets (2)	.17%	.26%
Return on average equity (2)	1.69	2.55
Average interest-earning assets	$1,012,431	$982,630
Net interest income	8,857	9,443
Net interest margin	3.55%	3.90%
Non-interest income	$2,451	$2,541
Non-interest expense	9,967	9,467
Efficiency ratio (3)	92.34%	82.13%

        ________________
(1) See “Non-GAAP Financial Information” on page 33.
(2) Annualized.
(3) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sales of investment securities and other assets.

	March 31, 2011	December 31, 2010	March 31, 2010
Book value per share	$10.47	$10.41	$10.28
Shareholders’ equity to total assets	9.94%	10.07%	10.18%
Tangible capital ratio (Bank only)	8.94	9.07	8.92
Core capital ratio (Bank only)	8.94	9.07	8.92
Risk based capital ratio (Bank only)	13.22	13.32	12.63

The following discussion and analysis presents the more significant factors affecting our financial condition as of March 31, 2011 and results of operations for the three months ended March 31, 2011.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

During the first quarter of 2011, we recorded net income of $472,000, or $.04 per diluted share, which represents our sixth consecutive quarter of positive earnings.  Our earnings were positively affected by $519,000 of pre-tax gains from the sales of investment securities which were substantially offset by $502,000 of write-downs to fair market values less costs to sell and construction-in-progress related to three land parcels currently held for future developments.  Due to regulatory rules, these undeveloped parcels were required to be transferred to other real estate owned at the fair market value less selling costs because the holding period on these parcels exceeded three years.  In addition to the write-downs, the transfers increased non-performing assets by $1.1 million during the quarter.

Our net interest margin increased six basis points to 3.55% for the first quarter of 2011 from 3.49% for the fourth quarter of 2010 and decreased 35 basis points from 3.90% for the first quarter of 2010.  Our net interest margin continued to be negatively impacted by our higher levels of liquidity due to strong deposit growth and modest loan demand, which results in a smaller loan portfolio.  Our net interest margin was positively affected by an eleven basis point decrease in the cost of interest-bearing liabilities from the fourth quarter of 2010 and a 24 basis point decrease compared to the first quarter of 2010.

Improving credit quality remains our number one priority in 2011.  Our loan portfolio mix continues to improve as the higher risk, targeted contraction portfolios of commercial construction and land development, commercial participations, and non-owner occupied commercial real estate loans decreased  $4.9 million during the quarter.  Although total loans receivable decreased during the quarter, our commercial loan pipeline is improving and we expect loan growth in the second quarter of 2011.

Our non-performing loans increased to $59.7 million at March 31, 2011 from $54.5 million at December 31, 2010.  Non-performing loans during the first quarter were negatively affected by three loan relationships totaling $5.1 million in the aggregate, of which $4.7 million were owner occupied commercial real estate and $359,000 were commercial and industrial loans.  One construction and land development relationship totaling $536,000 was also transferred to non-accrual status during the first quarter of 2011.

Subsequent to March 31, 2011, we consummated an other real estate owned sale transaction that resulted in a decrease of $2.8 million in other real estate owned and recognized a pre-tax gain on the sale of approximately $2.1 million, which represents a recovery of a previously recorded charge-off.  The gain will be recognized in the financial results of the second quarter of 2011.  In addition, we have sold one and currently have contracts on three separate other real estate owned properties which will reduce non-performing assets by an additional $450,000 during the second quarter of 2011.

We continue to have success in growing core deposits through many channels including enhancing our brand recognition within our communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding our experienced sales team accountable for growing deposits and relationships.  During the first quarter of 2011, we increased our core deposits by $37.2 million, or 6.9%, from December 31, 2010 and by $70.8 million, or 14.0%, from March 31, 2010.  The increase in core deposits has strengthened our balance sheet and enhanced our liquidity by allowing us to pay maturing Federal Home Loan Bank (FHLB) borrowed funds during the quarter.

Our tangible, core, and risk-based capital ratios exceeded “minimum” and “well capitalized” for regulatory capital requirements.  Our tangible common equity at March 31, 2011 was $113.8 million, or 9.94% of tangible assets compared to $112.9 million, or 10.07% of tangible assets, at December 31, 2010.

Progress on Strategic Growth and Diversification Plan

We continue to focus our efforts on reducing the level of non-performing loans, seeking to either restructure specific non-performing credits or foreclose, obtain title, and transfer the loan to other real estate owned where we can take control of and liquidate the underlying collateral.  Our ratio of non-performing loans to total loans was 8.24% compared to 7.44% at December 31, 2010 primarily due to three loan relationships totaling $5.1 million in the aggregate transferring to non-accrual status, coupled with a decrease of $8.4 million in total loans outstanding during the first quarter of 2011.

We remain strongly focused on our cost structure even though non-interest expense for the first quarter of 2011 increased to $10.0 million from $9.3 million for the fourth quarter of 2010 and $9.5 million for the first quarter of 2010.  The increase was primarily related to an increase in medical expense due to a higher amount of claims overall coupled with write-downs and other expenses totaling $502,000 related to the transfer of three land parcels held for future expansion to other real estate owned pursuant to regulatory rules that require undeveloped property held for future expansion to be transferred to other real estate owned three years from the property’s purchase date if the proposed branches have not been built by then.  Medical expense also increased $242,000 during the first quarter of 2011 from the fourth quarter of 2010 due to higher medical claims during the quarter.

We have succeeded in increasing targeted growth segments in our loan portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily, to comprise 51.1% of the commercial loan portfolio at March 31, 2011, up from 50.7%, 45.8%, and 39.1% at December 31, 2010, 2009, and 2008, respectively.  Our focus on deepening relationships has emphasized core deposit and relationship-oriented time deposit growth which has resulted in a $34.6 million increase, or 3.7%, in deposits since December 31, 2010.

Pre-tax, Pre-Provision Earnings from Core Operations

Our pre-tax, pre-provision earnings from core operations totaled $1.5 million for the first quarter of 2011 compared to $2.2 million for the fourth quarter of 2010 and $2.9 million for the first quarter of 2010.  The pre-tax, pre-provision earnings from core operations was impacted during the first quarter of 2011 by lower net interest income and service charges and other fees coupled with an increase in compensation and employee benefits primarily due to the increase in medical expenses.

Non-GAAP Financial Information

The following table reconciles income before income taxes in accordance with U.S. generally accepted accounting principles (GAAP) to the non-GAAP measurement of pre-tax, pre-provision earnings from core operations.

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Reconciliation of Income Before Income Taxes to Pre-Tax, Pre-Provision Earnings from Core Operations:
Income before income taxes	$438	$807
Provision for loan losses	903	1,710
Pre-tax, pre-provision earnings	1,341	2,517

Adjustments:
Net (gain) loss on sale of:
Investment securities	(519)	(456)
Other assets	5	(1)
Other real estate owned expense, net	592	631
Loan collection expense	120	169
Severance and early retirement expense	―	4
Pre-tax, pre-provision earnings from core operations	$1,539	$2,864

Pre-tax, pre-provision earnings from core operations to average assets	.55%	1.07%

Our accounting and reporting policies conform to U.S. generally accepted accounting principles (GAAP) and general practice within the banking industry.  Management uses certain non-GAAP financial measures to evaluate our financial performance and has provided the non-GAAP financial measures of pre-tax, pre-provision earnings from core operations and pre-tax, pre-provision earnings from core operations to average assets.  In these non-GAAP financial measures, the provision for loan losses, other real estate owned related expense, loan collection expense, and certain other items, such as gains and losses on sales of investment securities and other assets, and severance and early retirement expense, are excluded from the determination of core operating results.  Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from core operations period to period and allows management and others to assess our ability to generate earnings to cover credit costs.  Although these non-GAAP financial measures are intended to enhance investors understanding of our business performance, these operating measures should not be considered as an alternative to GAAP.

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

	Three Months Ended March 31,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$727,422	$8,811	4.91%	$760,822	$9,678	5.16%
Investment securities (2)	239,070	2,045	3.42	194,812	2,213	4.54
Other interest-earning assets (3)	45,939	157	1.39	26,996	124	1.86
Total interest-earning assets	1,012,431	11,013	4.41	982,630	12,015	4.96
Non-interest earning assets	117,646			100,684
Total assets	$1,130,077			$1,083,314
Interest-bearing liabilities:
Deposits:
Checking accounts	$157,782	112	.29	$134,715	67	.20
Money market accounts	183,431	249	.55	152,912	246	.65
Savings accounts	124,096	76	.25	115,497	94	.33
Certificates of deposit	404,475	1,457	1.46	368,106	1,646	1.81
Total deposits	869,784	1,894	.88	771,230	2,053	1.08
Borrowed funds:
Other short-term borrowed funds	14,199	18	.51	16,711	21	.51
FHLB advances	25,657	244	3.80	80,147	498	2.49
Total borrowed funds	39,856	262	2.63	96,858	519	2.14
Total interest-bearing liabilities	909,640	2,156	.96	868,088	2,572	1.20
Non-interest bearing deposits	95,596			93,620
Non-interest bearing liabilities	11,451			10,425
Total liabilities	1,016,687			972,133
Shareholders’ equity	113,390			111,181
Total liabilities and shareholders’ equity	$1,130,077			$1,083,314
Net interest-earning assets	$102,791			$114,542
Net interest income/ interest rate spread		$8,857	3.45%		$9,443	3.76%
Net interest margin			3.55%			3.90%
Ratio of average interest-earning assets to
average interest-bearing liabilities			111.30%			113.19%

_______________________

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

Rate / Volume Analysis

The following table shows the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated.  Changes attributable to the combined impact of rate and volume have been allocated proportional to the changes due to rate and changes due to volume.

	Three Months Ended March 31,
	2011 Compared to 2010
	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(452)	$(415)	$(867)
Investment securities	(612)	444	(168)
Other interest-earning assets	(38)	71	33
Total	(1,102)	100	(1,002)

Interest expense:
Deposits:
Checking accounts	33	12	45
Money market accounts	(41)	44	3
Savings accounts	(25)	7	(18)
Certificates of deposit	(341)	152	(189)
Total deposits	(374)	215	(159)
Borrowed funds:
Other short-term borrowed funds	―	(3)	(3)
FHLB advances	186	(440)	(254)
Total borrowed funds	186	(443)	(257)
Total	(188)	(228)	(416)
Net change in net interest income	$(914)	$328	$(586)

Net Interest Income

Net Interest Income. Net interest income totaled $8.9 million for the first quarter of 2011 compared to $9.4 million for the first quarter of 2010.  Net interest margin for the first quarter of 2011 decreased to 3.55% from 3.90% for the prior year quarter.  The decreases in net interest income and net interest margin were primarily a result of lower yields on loans and investment securities as a result of the lower interest rate environment combined with a balance decrease in the higher yielding loan portfolio and higher levels of lower yielding investment securities and liquidity.

Interest Income.  Interest income decreased to $11.0 million for the first quarter of 2011 compared to $12.0 million for the prior year quarter.  The weighted-average rate on interest-earnings assets decreased to 4.41% for the first quarter of 2011 from 4.96% for the prior year quarter.  The decrease was primarily due to higher average balances of investment securities, lower average balances of loans receivable, and the current lower interest rate environment which reduced the yields on loans receivable and investment securities.  The yield on loans receivable decreased due to a reduction in interest income related to new non-accrual loans.  The yield on investment securities declined due to reinvesting maturing investment securities in lower yielding investments as market interest rates remained significantly low.  In addition, the Bank is currently holding higher levels of short-term liquid investments due to the lack of desirable investment alternatives in the current interest rate environment.

Interest Expense.  Interest expense decreased to $2.2 million for the first quarter of 2011 compared to $2.6 million for the prior year quarter.  The average cost of interest-bearing liabilities decreased 24 basis points to .96% for the first quarter of 2011 from 1.20% for the prior year quarter.  Interest expense continues to be positively affected by strong growth in low-cost core deposit balances and a reduction in higher cost certificates of deposit.

Interest expense on interest-earning deposits decreased to $1.9 million for the first quarter of 2011 from $2.1 million for the prior year quarter.  The weighted-average cost of deposits decreased 20 basis points to .88% for the first quarter of 2011 from 1.08% for the prior year quarter as a result of disciplined pricing on deposits, the repricing of certificates of deposit at lower interest rates, and increases in the average balance of non-interest bearing deposits, which was partially offset by increases in the average balance of interest bearing deposits.

Interest expense on borrowed funds decreased to $262,000 for the first quarter of 2011 from $519,000 for the prior year quarter primarily as a result of a 58.9% reduction in the average balance of borrowed funds during the first quarter of 2011 compared to the prior year quarter as we continue to strengthen our balance sheet and enhance our liquidity position by replacing this funding source with core deposits.  Partially offsetting the decrease in the cost of deposits, the weighted-average cost of borrowed funds increased 49 basis points during the first quarter of 2011 to 2.63% from 2.14% for the prior year quarter as a result of lower cost FHLB advances being repaid at maturity early in the first quarter of 2011.

Provision for Loan Losses

The Company’s provision for loan losses was $903,000 for the first quarter of 2011 compared to $1.7 million for the prior year quarter.  For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following table identifies the changes in non-interest income for the period presented:

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,076	$1,220	$(144)	(11.8)%
Card-based fees	475	437	38	8.7
Commission income	45	54	(9)	(16.7)
Subtotal fee based revenues	1,596	1,711	(115)	(6.7)
Income from bank-owned life insurance	206	223	(17)	(7.6)
Other income	103	150	(47)	(31.3)
Subtotal	1,905	2,084	(179)	(8.6)
Net gain on sale of investment securities	519	456	63	(13.8)
Net gain on sale of loans receivable	32	―	32	NM
Net gain (loss) on sale of other assets	(5)	1	(6)	NM
Total non-interest income	$2,451	$2,541	$(90)	(3.5	) %

   Service charges and other fees were impacted by lower volume of non-sufficient funds transactions which is an industry trend that is expected to continue, if not accelerate, due to regulatory changes in 2010 affecting deposit account overdraft activity.  Service charges and other fees were also impacted by lower credit enhancement fee income related to non-owner occupied commercial real estate lending as we strategically reduce our exposure to these types of products.  Higher card-based fees, net gains on the sale of securities, and a net gain on the sale of loans receivable was partially offset by lower income from bank-owned life insurance and other income, and net losses on the sales of other assets.  For information related to net gains on sale of investment securities, see “Changes in Financial Condition – Investment Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Expense

The following table identifies changes in our non-interest expense for the period presented:

	Three Months Ended
	March 31,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$4,469	$4,080	$389	9.5%
Retirement and stock related compensation	213	194	19	9.8
Medical and life benefits	547	375	172	45.9
Other employee benefits	10	19	(9)	47.4
Subtotal compensation and employee benefits	5,239	4,668	571	12.2
Net occupancy expense	765	755	10	1.3
FDIC insurance premiums and OTS assessments	653	600	53	8.8
Professional fees	388	593	(205)	(34.8)
Furniture and equipment expense	463	533	(70)	(13.1)
Data processing	442	430	12	2.8
Marketing	187	114	73	64.0
Other real estate owned related expense, net	592	631	(39)	(6.2)
Loan collection expense	120	169	(49)	(29.0)
Severance and early retirement expense	―	4	(4)	NM
Other general and administrative expenses	1,118	970	148	15.3
Total non-interest expense	$9,967	$9,467	$500	5.3%

Compensation and employee benefits increased $571,000 for the first quarter of 2011 from the prior year period.  The increase was primarily a result of an increase in compensation and mandatory benefits expense due to an increase in compensation costs as the salary freeze was lifted during the third quarter of 2010 coupled with an increase in estimated incentive accruals.  Medical and life benefits increased due to significantly higher medical claims incurred during the first quarter of 2011 when compared to the prior year quarter.

Professional fees decreased $205,000 for the first quarter of 2011 from the prior year quarter primarily due to the absence of the proxy contest during the first quarter of 2011.

Furniture and equipment expense decreased $70,000 for the first quarter of 2011 from the prior year quarter primarily due to lower information systems related equipment costs and lower depreciation costs.

     Other real estate owned related expense, net includes $396,000 of write-downs related to three land parcels held for future branch expansion that were written down and transferred at their fair market values less costs to sell in accordance with regulatory rules that require any undeveloped land held for future branch expansion be transferred to other real estate owned if not developed within a three year period from the date of acquisition.  Two of the three properties required write-downs based on current appraisals received on the properties.  In addition, we wrote-down through other general and administrative expense $106,000 of construction-in-progress as one of the land parcels held for a future branch site will not be utilized.

Income Tax (Benefit) Expense

Income tax benefit totaled $34,000 for the first quarter of 2011 compared to income tax expense totaling $109,000 for the prior year quarter.  The decrease in the effective income tax rate was primarily due to lower pre-tax income and the impact of bank owned life insurance and tax credits.

Changes in Financial Condition

Our total assets at March 31, 2011 increased $22.4 million, or 2.0%, to $1.14 billion from $1.12 billion at December 31, 2010, primarily in investment securities as a result of strong deposit growth and a reduction in total loan balances.

	March 31, 2011	December 31, 2010	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$57,968	$61,754	$(3,786)	(6.1)%
Investment securities available-for-sale, at fair value	239,012	197,101	41,911	21.3
Investment securities held-to-maturity, at cost	16,764	17,201	(437)	(2.5)
Federal Home Loan Bank stock, at cost	10,282	20,282	(10,000)	(49.3)
Loans receivable, net	707,128	715,405	(8,277)	(1.2)
Bank-owned life insurance	35,669	35,463	206	.6
Other real estate owned	23,567	22,324	1,243	5.6
Other assets	53,651	52,146	1,505	2.9
Total assets	$1,144,041	$1,121,676	$22,365	2.0%

Liabilities and Equity:
Deposits	$980,517	$945,884	$34,633	3.7%
Borrowed funds	40,658	53,550	(12,892)	(24.1)
Other liabilities	9,102	9,314	(212)	(2.3)
Total liabilities	1,030,277	1,008,748	21,529	2.1
Shareholders’ equity	113,764	112,928	836	.7
Total liabilities and equity	$1,144,041	$1,121,676	$22,365	2.0%

Loans Receivable.   The following table provides the balance and the percentage of loans by category at the dates indicated.

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$68,381	9.5%	$74,940	10.3%	(8.8)%
Commercial real estate – owner occupied	102,053	14.1	99,435	13.6	2.6
Commercial real estate – non-owner occupied	191,443	26.4	191,998	26.2	(.3)
Commercial real estate – multifamily	74,552	10.3	72,080	9.8	3.4
Commercial construction and land development	21,130	2.9	24,310	3.3	(13.1)
Commercial participations	22,419	3.1	23,594	3.2	(5.0)
Total commercial loans	479,978	66.3	486,357	66.4	(1.3)
Retail loans:
One-to-four family residential	183,623	25.3	185,321	25.3	(.9)
Home equity lines of credit	55,649	7.7	56,177	7.7	(.9)
Retail construction	3,328	.5	3,176	.4	4.8
Other	2,192	.3	2,122	.3	3.3
Total retail loans	244,792	33.8	246,796	33.7	(.8)
Total loans receivable	724,770	100.1	733,153	100.1	(1.1)
Net deferred loan fees	(547)	(.1)	(569)	(.1)	(3.9)
Total loans receivable, net of deferred fees	$724,223	100.0%	$732,584	100.0%	(1.1)%

At March 31, 2011, the net loan portfolio included $153.8 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and $216.6 million of loans tied to other indices that reprice at various intervals from one month up to five years.

Total loan fundings during 2011 were $6.9 million which were more than offset by loan payoffs and repayments of $12.5 million, gross charge-offs of $1.0 million, and transfers to other real estate owned of $560,000.  Our business banking pipeline is improving and we are anticipating loan growth as well as additional line usage on our business banking revolving facilities (lines of credit) in the second quarter of 2011.  In addition, through the execution of our Strategic Growth and Development Plan, we continue to diversify our loan portfolio and reduce loans not meeting our current defined risk tolerance.  We have increased certain of our targeted segments of the loan portfolio, including commercial real estate – owner occupied and multifamily.  These segments along with commercial and industrial comprise 51.1% of the commercial loan portfolio at March 31, 2011.

Commercial construction and land development loans decreased $3.2 million, or 13.1%, compared to December 31, 2010 primarily due to the repayment of two loans totaling $724,000 in the aggregate and three loans totaling $2.4 million converting to commercial real estate – owner occupied loans.

Commercial participations decreased 5.0% compared to December 31, 2010 through net paydowns totaling $472,000 and charge-offs totaling $703,000.

Total commercial participations by loan type and state are presented in the following tables as of the dates indicated.

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$216	.9%	$226	1.0%	(4.4)%
Commercial real estate – owner occupied	105	.5	83	.3	26.5
Commercial real estate – non-owner occupied	18,604	83.0	19,064	80.8	(2.4)
Commercial construction and land development	3,494	15.6	4,221	17.9	(17.2)
Total commercial participations	$22,419	100.0%	$23,594	100.0%	(5.0)%

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$4,797	21.4%	$4,988	21.1%	(3.8)%
Indiana	5,767	25.7	5,774	24.5	(.1)
Ohio	7,228	32.2	7,332	31.1	(1.4)
Florida	1,140	5.1	1,843	7.8	(38.1)
Colorado	1,925	8.6	2,075	8.8	(7.2)
Texas	1,562	7.0	1,582	6.7	(1.3)
Total commercial participations	$22,419	100.0%	$23,594	100.0%	(5.0)%

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

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity.  The amortized cost of investment securities available-for-sale and their fair values were as follows at the dates indicated:

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At March 31, 2011:
U.S. Treasury securities	$21,000	$20,946	$24	$(202)	$20,768
Government sponsored entity (GSE) securities	68,800	69,724	370	(219)	69,875
Corporate bonds	4,000	3,645	—	(43)	3,602
Collateralized mortgage obligations	54,340	51,021	2,062	(97)	52,986
Commercial mortgage-backed securities	70,218	71,341	1,418	(252)	72,507
Pooled trust preferred securities	29,285	26,386	—	(7,124)	19,262
GSE preferred stock	200	—	12	—	12
	$247,843	$243,063	$3,886	$(7,937)	$239,012

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2010:
U.S. Treasury securities	$15,000	$14,975	$3	$(159)	$14,819
Government sponsored entity (GSE) securities	30,800	30,717	421	(118)	31,020
Corporate bonds	4,000	3,629	—	(43)	3,586
Collateralized mortgage obligations	62,512	59,037	2,071	(353)	60,755
Commercial mortgage-backed securities	66,282	67,052	1,804	(158)	68,698
Pooled trust preferred securities	29,409	26,473	—	(8,348)	18,125
GSE preferred stock	5,837	—	98	—	98
	$213,840	$201,883	$4,397	$(9,179)	$197,101

The fair value of investment securities available-for-sale totaled $239.0 million at March 31, 2011 compared to $197.1 million at December 31, 2010.  Our investment securities increased since December 31, 2010 due to investing the proceeds from our strong deposit growth as the demand for loans remain constrained by our local economic conditions.

At March 31, 2011, our collateralized mortgage obligation portfolio totaled $51.0 million at amortized cost with 96% of the portfolio maintaining ratings of AA- or better.  The portfolio is mainly backed by conventional residential mortgages with prime loans originated prior to 2005; low historical delinquencies; and weighted-average credit scores in excess of 725.  The composition of this portfolio includes $6.0 million backed by Ginnie Mae.

Our commercial mortgage-backed investment securities portfolio consists mainly of senior tranches of issues originated prior to 2006 with extensive subordination and limited balloon risk.  All bonds are AAA-rated and none are on watch for downgrade.

Our corporate bond portfolio consists of a single AA-rated, floating-rate note purchased at a large discount and maturing in 2016.

At March 31, 2011, our pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities.  The fair value of these securities is expected to recover as the economy recovers, as interest rates rise, and as the performance of the underlying collateral improves.

All of our pooled trust preferred investments were AAA-rated when they were purchased at discounts in excess of 10%.  In 2009, the market for this type of investment was severely impacted by the credit crisis leading to increased deferrals and defaults.  Ratings were also negatively affected in 2009, and all of these securities in our portfolio have at least one rating below investment grade.  One tranche with an amortized cost of $7.6 million holds recently updated ratings of both A and CCC-.  The market for pooled trust preferred securities is currently illiquid.  As such, management may have to hold these securities for an extended period of time, which it has the ability and intent to do.  We utilize extensive external and internal analysis on the pooled trust preferred holdings.  Stress tests are performed on all underlying issuers in the pools to project probabilities of deferral or default.  Management’s internal stress testing utilizes immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring, based upon management’s review of the underlying banks’ and thrift holding companies’ most recent financial and regulatory information, is assumed to default immediately.  Internal stress testing also assumes no recoveries on defaulted collateral.  All external and internal stress testing currently projects no loss of principal or interest on any of our holdings.  Due to the current ratings on the pooled trust preferred securities being below investment grade, at March 31, 2011, we downgraded four of our five investments in pooled trust preferred securities with an aggregate market value totaling $13.5 million to substandard in accordance with regulatory requirements.

During the second half of 2010, the level of collateral backing the pools deemed by management to be at risk decreased based upon trends of improving financials, large capital raises, acquisitions, and cures by previously deferring issuers.  Based on the increasing pace of and success of capital raises by and confirmed acquisitions of underlying issuers, management expects the pace of cures to accelerate in 2011.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  Past defaults on underlying collateral ensure cash flows will continue to be diverted to our “Super Senior” tranches to pay down principal for several years.

Recent law changes enacted in the Dodd-Frank Wall Street Reform and the Consumer Protection Act affect the capital treatment of trust preferred securities.  Offering circulars outline the underlying issuer’s ability to prepay their issues if such a capital treatment event occurs.  While management believes the opportunity exists for underlying issuers to prepay their trust preferred securities, we believe any such activity will be limited.  Of the five issues we own, four are failing certain coverage tests designed to protect the holders of the “Super Senior” tranches.  As such, the proceeds of any early redemptions, successful tenders or cures, will be used to further pay down principal on these four issues.

Deposits. The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$101,126	10.3%	$90,315	9.5%	12.0%
Interest-bearing	158,473	16.2	149,948	15.9	5.7
Money market accounts	189,034	19.3	177,566	18.8	6.5
Savings accounts	127,902	13.0	121,504	12.8	5.3
Core deposits	576,535	58.8	539,333	57.0	6.9
Certificates of deposit accounts	403,982	41.2	406,551	43.0	(.6)
Total deposits	$980,517	100.0%	$945,884	100.0%	3.7%

The Bank continues to have success growing deposits through many channels including enhancing its brand recognition within its communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding its experienced sales team accountable for growing deposits and relationships.  During the first quarter 2011, the Company increased its core deposits by $37.2 million, which included an increase of $10.8 million in non-interest bearing checking deposits.  Increasing core deposits is reflective of our success in deepening our client relationships, one of our core Strategic Plan objectives.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative as compared to FHLB advances.  At March 31, 2011, we had $15.5 million in Repo Sweeps compared to $13.4 million at December 31, 2010.  The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds.  The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds.  Borrowed funds consisted of the following at the dates indicated:

	March 31, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2011	$—	—%	$15,000	3.75%
2013	15,000	2.22	15,000	2.22
2014 (1)	1,096	6.71	1,096	6.71
2018 (1)	2,513	5.54	2,513	5.54
2019 (1)	6,539	6.30	6,589	6.30
Total FHLB advances	25,148	3.81	40,198	3.79

Short-term variable-rate borrowed funds - repo sweep accounts	15,510	.50	13,352	.50

Total borrowed funds	$40,658	2.55%	$53,550	2.97%
____________________

(1)	These are amortizing advances and are listed by their contractual final maturity date.

At March 31, 2011, the Bank had a line of credit with a maximum of $15.0 million in secured overnight federal funds at the federal funds market rate at the time of any borrowing.  The Bank also has a borrowing relationship with the Federal Reserve Bank (FRB) discount window.  These lines were not utilized during the first quarter of 2011.

Shareholders’ Equity. Shareholders’ equity at March 31, 2011 was $113.8 million compared to $112.9 million at December 31, 2010.  The increase was primarily due to $472,000 of net income for the first quarter of 2011 and an decrease of $471,000 in the unrealized loss on investment securities available-for-sale offset by cash dividends declared of $109,000.

Asset Quality and Allowance for Loan Losses

Non-performing Assets. The following table provides information relating to non-performing assets at the dates presented.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$578	$228
Commercial real estate – owner occupied	13,748	9,119
Commercial real estate – non-owner occupied	21,320	21,512
Commercial real estate – multifamily	855	1,071
Commercial construction and land development	9,719	9,183
Commercial participations	8,796	9,499
Total commercial loans	55,016	50,612
Retail loans:
One-to-four family residential	3,862	2,955
Home equity lines of credit	610	718
Retail construction	169	203
Other	4	4
Total retail loans	4,645	3,880
Total non-performing loans	59,661	54,492
Other real estate owned, net	23,567	22,324
Total non-performing assets	83,228	76,816
90 days past due loans still accruing interest	1,424	2,469
Total non-performing assets plus 90 days past due
loans still accruing interest	$84,652	$79,285
Non-performing assets to total assets	7.27%	6.85%
Non-performing loans to total loans, net of deferred fees	8.24	7.44

Total non-performing loans increased $5.2 million to $59.7 million at March 31, 2011 from $54.5 million at December 31, 2010.  Non-performing commercial loans increased $4.4 million primarily due to three commercial real estate owner occupied relationships totaling $4.7 million in the aggregate being transferred into nonaccrual status partially offset by a partial charge-off totaling $703,000 on a commercial participation.  Non-performing retail loans increased $765,000 primarily due to nine one-to-four family loans totaling $1.5 million in the aggregate being transferred into nonaccrual status partially offset by five one-to-four family loans totaling $262,000 becoming current and being transferred out of nonaccrual status along with four one-to-four family loans totaling $283,000 being transferred into other real estate owned.

Subsequent to March 31, 2011, we consummated an other real estate owned sale transaction that resulted in a decrease of $2.8 million in other real estate owned and recognized a pre-tax gain on the sale of approximately $2.1 million, which represents a recovery of a previously recorded charge-off.  The gain will be recognized in the financial results of the second quarter of 2011.  In addition, we have sold one and currently have contracts on three separate other real estate owned properties which will reduce non-performing assets by an additional $450,000 during the second quarter of 2011.

Included in the non-performing loan totals are non-performing syndications and purchased participations as identified by loan category in the following table.

	March 31, 2011	December 31, 2010	% Change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$5,302	$5,302	― %
Commercial construction and land development	3,494	4,197	(16.8)
Total non-performing syndications and purchased participations	$8,796	$9,499	(7.4)
Percentage of total non-performing loans	14.7%	17.4%
Percentage of total syndications and purchased participations	39.2	40.3

The following table provides the detail for non-accrual syndications and purchased participations by state as of the dates indicated.

	March 31, 2011	December 31, 2010	% Change
	(Dollars in thousands)
Illinois	$2,354	$2,354	― %
Indiana	5,302	5,302	―
Florida	1,140	1,843	(38.1)
Total non-performing syndications and purchased participations	$8,796	$9,499	(7.4)

Potential Problem Assets. Potential problem assets, defined as loans classified substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, totaled $3.2 million at March 31, 2011 and $926,000 at December 31, 2010.

Allowance for Loan Losses. The following is a summary of changes in the allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$17,179	$19,461
Loan charge-offs	(1,014)	(881)
Recoveries of loans previously charged-off	27	112
Net loan charge-offs	(987)	(769)
Provision for loan losses	903	1,710
Balance at end of period	$17,095	$20,402

	March 31, 2011	December 31, 2010	March 31, 2010
	(Dollars in thousands)
Allowance for loan losses	$17,095	$17,179	$20,402
Total loans receivable, net of unearned fees	724,223	732,584	763,767
Allowance for loan losses to total loans	2.36%	2.34%	2.67%
Allowance for loan losses to non-performing loans	28.65	31.53	35.29

The allowance for loan losses was relatively stable at $17.1 million at March 31, 2011 compared to $17.2 million at December 31, 2010.  The ratio of the allowance for loan losses to total loans was also stable at 2.36% at March 31, 2011 compared to 2.34% at December 31, 2010.  The significant changes in the allowance for loan losses during the first quarter of 2011 included partial charge-offs of $703,000 related to one commercial construction and land development participation loan, $204,000 on two multifamily loans, and $107,000 on retail loans.  The provision for losses on loans decreased to $903,000 for the first quarter of 2011 from $1.7 million for the prior year quarter.  The lower provision was primarily the result of the decrease in the total loan balances outstanding at March 31, 2011 compared to March 31, 2010 and the decrease in higher risk loan categories, particularly commercial construction and land development and commercial participations.

When management determines a non-performing collateral dependent loan has a collateral shortfall, management will immediately charge off the collateral shortfall.  As a result, the Company is not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans have been affected by cumulative partial charge-offs of $6.9 million recorded through March 31, 2011 on $10.9 million of collateral dependent non-performing loans and specific impairment reserves totaling $8.3 million on other non-collateral dependent non-performing loans at March 31, 2011.

At March 31, 2011, we had 20 loans totaling $7.2 million with loan modifications meeting the definition of a troubled debt restructuring (TDR) that were performing in accordance with their agreements and accruing interest.  These modified loans include one commercial and industrial relationship totaling $2.8 million, one non-owner occupied commercial real estate relationship totaling $2.1 million, one multifamily relationship totaling $263,000, and 17 one-to-four family loans totaling $2.0 million.  The loan modifications included short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.

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

At March 31, 2011, we had cash and cash equivalents of $58.0 million, a slight decrease from $61.8 million at December 31, 2010.  The decrease was mainly the result of:

•	purchases of investment securities totaling $68.1 million and
•	repayment of FHLB advances totaling $15.1 million.

      The above cash outflows were partially offset by:

•	increases in deposit accounts totaling $34.6 million;
•	proceeds from sales, maturities, and paydowns of investment securities aggregating $27.9 million;
•	redemption of FHLB stock of $10.0 million; and
•	net loan repayments totaling $6.5 million.

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

We are currently prohibited from paying dividends without the prior approval of the OTS pursuant to our informal regulatory agreement with them.  Absent such restriction, OTS regulations provide various standards under which the Bank may declare and pay dividends to the Company without prior approval.   The dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  At March 31, 2011, under current OTS regulations, the Bank had $5.2 million of retained earnings from the first quarter of 2011 and calendar years ended 2010 and 2009 available for dividend declarations.  At March 31, 2011, the parent company had $2.9 million in cash and cash equivalents.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations. The following table presents our contractual obligations to third parties at March 31, 2011 by maturity:

	Payments Due By Period
		Over One	Over Three	Over
	One Year	through	through	Five
	or less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Certificates of deposit	$299,350	$81,539	$22,511	$582	$403,982
FHLB advances (1)	336	15,746	1,789	7,277	25,148
Short-term borrowed funds (2)	15,510	―	―	―	15,510
Service bureau contract	1,548	3,096	3,096	―	7,740
Operating leases	374	403	255	1,967	2,999
Dividends payable on common stock	109	―	―	―	109
	$317,227	$100,784	$27,651	$9,826	$455,488

______________
(1)   Does not include interest expense at the weighted-average contractual rate of 3.81% for the periods presented.
(2)   Does not include interest expense at the weighted-average contractual rate of .50% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at March 31, 2011:

		Over One
		through	Over Three	Over
	One Year	Three	through	Five
	or Less	Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$11,038	$—	$—	$247	$11,285
Commercial real estate – owner occupied	13,070	—	135	—	13,205
Commercial real estate – non-owner occupied	1,355	—	—	—	1,355
Commercial real estate – multifamily	1,467	—	—	—	1,467
Commercial construction and land development	10,875	137	—	—	11,012
Commercial participations	—	48	—	—	48
Retail	3,737	—	—	—	3,737
Commitments to fund unused:
Equity lines of credit	12,408	—	—	40,553	52,961
Commercial business lines	42,541	2,600	21	—	45,162
Construction loans	2,254	—	—	—	2,254
Credit enhancements	3,984	—	—	13,518	17,502
Letters of credit	4,373	12	—	—	4,385
	$107,102	$2,797	$156	$54,318	$164,373

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  Credit enhancements expire at various dates through 2018.  Letters of credit expire at various dates through 2012.

We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act.  These commitments include $625,000 to be funded over three years.  The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.  These commitments are not included in the commitment table above.

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

Regulatory Capital

The Bank is subject to regulatory capital requirements under the rules of the Office of Thrift Supervision, or OTS.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material impact on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets.  At March 31, 2011, the Bank exceeded all minimum regulatory capital ratios to be considered “well capitalized”.

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2011:
Tangible capital to adjusted total assets	$101,563	8.94%	$17,039	>=1.5%	$22,718	>=2.0%
Tier 1 (core) capital to adjusted total assets	101,563	8.94	45,437	>=4.0	56,796	>=5.0
Tier 1 (core) capital to risk-weighted assets	101,563	12.18	33,366	>=4.0	50,049	>=6.0
Total capital to risk-weighted assets	110,301	13.22	66,732	>=8.0	83,416	>=10.0

As of December 31, 2010:
Tangible capital to adjusted total assets	$101,144	9.07%	$16,719	>=1.5%	$22,292	>=2.0%
Tier 1 (core) capital to adjusted total assets	101,144	9.07	44,583	>=4.0	55,729	>=5.0
Tier 1 (core) capital to risk-weighted assets	101,144	12.26	33,005	>=4.0	49,508	>=6.0
Total capital to risk-weighted assets	109,869	13.32	66,011	>=8.0	82,514	>=10.0

As of March 31, 2011 and December 31, 2010, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized”, the Bank must maintain a minimum core capital to adjusted total assets, core capital to risk-weighted assets, and total capital to risk-weighted asset ratios as set forth in the table above.

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at March 31, 2011:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$112,072	$112,072	$112,072
Disallowed deferred tax asset	(12,159)	(12,159)	(12,159)
Adjustment for unrealized losses on available-for-sale securities	2,487	2,487	2,487
Other	(837)	(837)	(837)
General allowance for loan losses	―	―	8,738
Regulatory capital of the Bank	$101,563	$101,563	$110,301

The decrease in the Bank’s capital ratios from December 31, 2010 is primarily a result of an increase in the Bank’s adjusted total assets from a strong increase in deposits combined with a shift in the risk categories of the Bank’s assets due to increases in the level of investment securities that were risk-weighted 20% and a decrease in cash and treasury securities that are in the 0% category.  Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors.  In assessing the amount of the disallowed deferred tax asset, we consider a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, available tax planning strategies, and OTS limitations.  Using all information available to us at each statement of condition date, these factors are reviewed and vary from period to period.

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

Net Portfolio Value Analysis measures our interest rate risk by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a shock in interest rates ranging down 200 to up 300 basis points.  The following table shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of March 31, 2011 and December 31, 2010.

	Net Portfolio Value
	At March 31, 2011			At December 31, 2010
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates
(Basis Points)
+300	$132,593	$5,257	4.1%	$135,273	$5,530	4.3%
+200	132,381	5,044	4.0	135,380	5,637	4.3
+100	130,800	3,464	2.7	132,500	2,757	2.1
0	127,337	—	—	129,743	—	—
-100	117,130	(10,206)	(8.0)	119,664	(10,079)	(7.8)
-200	108,366	(18,971)	(19.6)	111,927	(21,763)	(16.8)

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

The following table presents the projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at March 31, 2011 and December 31, 2010, respectively.

	Change In
	Net Interest Income
	Over a Twelve
	Month Period
	March 31, 2011		December 31, 2010
	$ Change	% Change	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates
(Basis Points)
+300	$(1,663)	(4.4)%	$(504)	(1.3)%
+200	(1,291)	(3.4)	(334)	(.9)
+100	(823)	(2.2)	(231)	(.6)
-100	1,516	4.0	1,276	3.4
-200	1,120	3.0	808	2.2

The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to decrease 3.4% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase 4.0% in year one.  Interest income projections for rates moving down 100 basis points are greater than for rates moving down 200 basis points as rates on short-term liabilities have limited room to reprice lower while rates on certain assets are at contractual or absolute floors.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of interest earning assets and interest bearing liabilities and related interest rates, their repricing characteristics and frequencies, and related interest rates.  Actual results will differ from the above model results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategy.  The above table does not reflect any actions we might take in response to changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At March 31, 2011, we were in compliance with all of our tolerance limits with the exception of the NPV tolerance limit for a movement in rates down 200 basis points.  Given the current low level of interest rates, we do not believe this exception is material because this interest scenario is not probable.

The IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.            Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.        Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition, or future results.  There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
We did not repurchase any shares of our common stock during the quarter ended March 31, 2011.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior approval pursuant to an informal regulatory agreement with the OTS.

Item 3.         Defaults Upon Senior Securities

(a)	None.

(b)	Not applicable.

Item 4.         (Removed and Reserved)

Item 5.         Other Information

(a)	Not applicable.

(b)	None.

Item 6.         Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.25	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank, and Jerry A. Weberling (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
________	____________
(1)	Incorporated herein by Reference to the Company’s Definitive Proxy Statement from the Annual Meeting of Shareholders filed with the SEC on March 25, 2005 (File No. 000-24611).
(2)	Incorporated herein by Reference to the Company’s Form 8-K filed with the SEC on December 17, 2010.
(3)	Incorporated herein by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.
(4)	Incorporated herein by Reference to the Company’s Form 8-K filed with the SEC on February 23, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFS BANCORP, INC.

Date: April 29, 2011	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: April 29, 2011	By:	/s/ Jerry A. Weberling
Jerry A. Weberling, Executive Vice President
and Chief Financial Officer