Form 10-Q
period 2011-06-30
CFS BANCORP INC
filed 2011-08-10
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

The Registrant had 10,867,802 shares of Common Stock issued and outstanding as of July 29, 2011.

CFS BANCORP, INC.

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Condition	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	63

Item 4.	Controls and Procedures	65

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	65

Item 1A.	Risk Factors	66

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	(Removed and Reserved)	67

Item 5.	Other Information	67

Item 6.	Exhibits	68

Signature Page		69

Certifications of Principal Executive Officer and Principal Financial Officer
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.0

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS	(Dollars in thousands)

Cash and amounts due from depository institutions	$33,075	$24,624
Interest-bearing deposits	14,423	37,130
Cash and cash equivalents	47,498	61,754
Investment securities available-for-sale, at fair value	234,121	197,101
Investment securities held-to-maturity, at cost	14,837	17,201
Federal Home Loan Bank stock, at cost	8,638	20,282
Loans receivable	737,516	732,584
Allowance for loan losses	(17,039)	(17,179)
Net loans	720,477	715,405
Loans held for sale	211	—
Bank-owned life insurance	35,880	35,463
Accrued interest receivable	3,148	3,162
Other real estate owned	21,164	22,324
Office properties and equipment	18,163	20,464
Net deferred tax assets	16,714	17,923
Other assets	7,168	10,597
Total assets	$1,128,019	$1,121,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$964,527	$945,884
Borrowed funds	38,835	53,550
Advance payments by borrowers for taxes and insurance	4,387	4,618
Other liabilities	4,104	4,696
Total liabilities	1,011,853	1,008,748

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,867,802 and 10,850,040 shares outstanding	234	234
Additional paid-in capital	187,133	187,164
Retained earnings	85,080	83,592
Treasury stock, at cost; 12,555,504 and 12,573,266 shares	(154,877)	(155,112)
Accumulated other comprehensive loss, net of tax	(1,404)	(2,950)
Total shareholders’ equity	116,166	112,928
Total liabilities and shareholders’ equity	$1,128,019	$1,121,676

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$9,016	$9,626	$17,827	$19,304
Investment securities	2,040	2,163	4,085	4,376
Other interest-earning assets	164	123	321	247
Total interest income	11,220	11,912	22,233	23,927
Interest expense:
Deposits	1,777	2,146	3,670	4,199
Borrowed funds	256	437	519	956
Total interest expense	2,033	2,583	4,189	5,155
Net interest income	9,187	9,329	18,044	18,772
Provision for loan losses	996	817	1,899	2,527
Net interest income after provision for loan losses	8,191	8,512	16,145	16,245
Non-interest income:
Service charges and other fees	1,174	1,320	2,250	2,540
Card-based fees	520	486	995	923
Commission income	78	46	123	100
Net gain on sale of:
Investment securities	173	―	692	456
Loans receivable	26	―	58	―
Other real estate owned	2,238	11	2,233	12
Income from bank-owned life insurance	210	262	416	485
Other income	119	118	222	268
Total non-interest income	4,538	2,243	6,989	4,784
Non-interest expense:
Compensation and employee benefits	5,047	4,550	10,286	9,219
Net occupancy expense	670	651	1,435	1,406
FDIC insurance premiums and OTS assessments	504	669	1,157	1,269
Professional fees	334	744	722	1,337
Furniture and equipment expense	454	526	917	1,059
Data processing	441	443	883	873
Marketing	270	216	457	330
Other real estate owned related expense, net	2,011	255	2,603	886
Loan collection expense	233	153	353	322
Severance and early retirement expense	―	437	―	440
Other general and administrative expenses	1,107	952	2,225	1,922
Total non-interest expense	11,071	9,596	21,038	19,063
Income before income taxes	1,658	1,159	2,096	1,966
Income tax expense	425	178	391	287
Net income	$1,233	$981	$1,705	$1,679

Per share data:
Basic earnings per share	$.12	$.09	$.16	$.16
Diluted earnings per share	.11	.09	.16	.16
Cash dividends declared per share	.01	.01	.02	.02
WWeighted-average common and common share equivalents outstanding:
Basic	10,691,424	10,640,347	10,671,196	10,611,220
Diluted	10,759,332	10,721,909	10,733,149	10,697,976

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total
	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2010	$234	$188,930	$80,564	$(157,041)	$(2,314)	$110,373
Net income	—	—	1,679	—	—	1,679
Other comprehensive income:
Change in unrealized appreciation on investment securities available-for-sale, net of reclassification and tax	—	—	—	—	772	772
Total comprehensive income	—	—	—	—	—	2,451
Net distribution of Rabbi Trust shares	—	(320)	—	320	—	—
Forfeiture of restricted stock awards	—	273	3	(273)	—	3
Vesting of restricted stock awards	—	164	—	—	—	164
Unearned compensation restricted stock awards	—	(395)	—	395	—	—
Reclassification of treasury stock issuances of restricted stock at average cost	—	(1,431)	—	1,431	—	—
Dividends declared on common stock ($.02 per share)	—	—	(218)	—	—	(218)
Balance at June 30, 2010	$234	$187,221	$82,028	$(155,168)	$(1,542)	$112,773

Balance at January 1, 2011	$234	$187,164	$83,592	$(155,112)	$(2,950)	$112,928
Net income	—	—	1,705	—	—	1,705
Other comprehensive income:
Change in unrealized appreciation on investment securities available-for-sale, net of reclassification and tax	—	—	—	—	1,546	1,546
Total comprehensive income	—	—	—	—	—	3,251
Forfeiture of restricted stock awards	—	437	2	(437)	—	2
Vesting of restricted stock awards	—	204	—	—	—	204
Unearned compensation restricted stock awards	—	(672)	—	672	—	—
Dividends declared on common stock ($.02 per share)	—	—	(219)	—	—	(219)
Balance at June 30, 2011	$234	$187,133	$85,080	$(154,877)	$(1,404)	$116,166

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$1,705	$1,679
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,899	2,527
Depreciation and amortization	755	806
Net discount accretion on investment securities available-for-sale	(52)	(307)
Net premium amortization on investment securities held-to-maturity	81	51
Net gain on sale of:
Loans held-for-sale	(58)	—
Investment securities	(692)	(456)
Other real estate owned	(2,233)	(12)
Write downs on other real estate owned	1,785	432
Write downs on transfer of future branch sites to other real estate owned	396	—
Write down on construction in process	106	—
Deferred income tax expense	334	55
Proceeds from sale of loans held-for-sale	2,434	—
Origination of loans held-for-sale	(2,299)	—
Increase in cash surrender value of bank-owned life insurance	(416)	(485)
Decrease in other assets	2,879	901
Increase in other liabilities	109	649
Net cash flows provided by operating activities	6,733	5,840
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	19,463	9,603
Other real estate owned	6,130	1,004
Proceeds from maturities and paydowns of:
Investment securities, available-for-sale	29,644	44,843
Investment securities, held-to-maturity	2,283	1,199
Purchases of:
Investment securities, available-for-sale	(82,965)	(54,612)
Investment securities, held-to-maturity	—	(8,456)
Properties and equipment	(67)	(807)
Redemption of Federal Home Loan Bank stock	11,645	—
Net loan repayments (fundings)	(10,550)	(2,013)
Net cash flows used in investing activities	(24,417)	(9,239)
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	18,593	49,670
Advance payments by borrowers for taxes and insurance	(231)	(136)
Short-term borrowed funds	378	(10,615)
Proceeds from Federal Home Loan Bank advances	—	18,000
Repayments of Federal Home Loan Bank advances	(15,093)	(46,087)
Dividends paid on common stock	(219)	(218)
Net cash flows provided by financing activities	3,428	10,614
Increase (decrease) in cash and cash equivalents	(14,256)	7,215
Cash and cash equivalents at beginning of period	61,754	24,428
Cash and cash equivalents at end of period	$47,498	$31,643
Supplemental disclosures:
Loans and land transferred to other real estate owned	$4,522	$4,007
Cash paid for interest on deposits	3,670	4,182
Cash paid for interest on borrowed funds	549	986
Cash paid for income taxes	—	1,075

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.  The June 30, 2011 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

The condensed consolidated financial statements include the accounts of CFS Bancorp, Inc. (the Company), its wholly-owned subsidiary, Citizens Financial Bank (the Bank), and its wholly-owned subsidiaries, CFS Holdings, LTD and WHCC, LLC.  All material intercompany balances and transactions have been eliminated in consolidation.

Certain items in the condensed consolidated financial statements of prior periods have been reclassified to conform to the current period’s presentation.

2.	Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the year.  Restricted stock shares which have not vested and shares held in Rabbi Trust accounts are not considered to be outstanding for purposes of calculating basic EPS.  Diluted EPS is computed by dividing net income by the average number of common shares outstanding during the year and includes the dilutive effect of stock options, unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts pursuant to deferred compensation plans.  The dilutive common stock equivalents are computed based on the treasury stock method using the average market price for the period.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Net income	$1,233	$981	$1,705	$1,679

Weighted-average common shares:
Outstanding	10,691,424	10,640,347	10,671,196	10,611,220
Equivalents (1)	67,908	81,562	61,953	86,756
Total	10,759,332	10,721,909	10,733,149	10,697,976

Earnings per share:
Basic	$.12	$.09	$.16	$.16
Diluted	.11	.09	.16	.16

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	516,495	651,995	581,882	696,249
Weighted-average exercise price of anti-dilutive option shares	$14.01	$12.95	$13.71	$13.10
____________________

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

3.   Investment Securities

The amortized cost of investment securities and their fair values are as follows for the periods indicated:

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At June 30, 2011:
Available-for-sale investment securities:
U.S. Treasury securities	$21,000	$20,946	$355	$—	$21,301
Government sponsored entity (GSE) securities	65,800	66,531	1,485	(17)	67,999
Corporate bonds	4,000	3,661	68	—	3,729
Collateralized mortgage obligations	50,284	47,079	1,638	(187)	48,530
Commercial mortgage-backed securities	71,696	72,873	1,401	(98)	74,176
Pooled trust preferred securities	28,159	25,396	—	(7,025)	18,371
GSE preferred stock	200	—	15	—	15
Total available-for-sale securities	$241,139	$236,486	$4,962	$(7,327)	$234,121

Held-to-maturity investment securities:
Asset backed securities	$9,031	$9,367	$263	$—	$9,630
Municipal securities	5,470	5,470	102	—	5,572
Total held-to-maturity investment securities	$14,501	$14,837	$365	$—	$15,202

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2010:
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,975	$3	$(159)	$14,819
Government sponsored entity (GSE) securities	30,800	30,717	421	(118)	31,020
Corporate bonds	4,000	3,629	—	(43)	3,586
Collateralized mortgage obligations	62,512	59,037	2,071	(353)	60,755
Commercial mortgage-backed securities	66,282	67,052	1,804	(158)	68,698
Pooled trust preferred securities	29,409	26,473	—	(8,348)	18,125
GSE preferred stock	5,837	—	98	—	98
Total available-for-sale securities	$213,840	$201,883	$4,397	$(9,179)	$197,101

Held-to-maturity investment securities:
Asset backed securities	$9,844	$10,261	$126	$(7)	$10,380
Municipal securities	6,940	6,940	106	—	7,046
Total held-to-maturity investment securities	$16,784	$17,201	$232	$(7)	$17,426

The Company’s investments in collateralized mortgage obligations consisted of $5.7 million and $13.5 million of GSE issued investment securities and $42.8 million and $47.3 million of non-agency (private issued) residential investment securities at June 30, 2011 and December 31, 2010, respectively.

Investment securities available-for-sale with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated.

	June 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
GSE securities	3,032	(17)	—	—	3,032	(17)
Corporate bonds	—	—	—	—	—	—
Collateralized mortgage obligations	8,567	(171)	34	(16)	8,601	(187)
Commercial mortgage-backed securities	6,430	(98)	—	—	6,430	(98)
Pooled trust preferred securities	—	—	18,371	(7,025)	18,371	(7,025)
	$18,029	$(286)	$18,405	$(7,041)	$36,434	$(7,327)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasury securities	$11,905	$(159)	$—	$—	$11,905	$(159)
GSE securities	5,870	(118)	—	—	5,870	(118)
Corporate bonds	3,586	(43)	—	—	3,586	(43)
Collateralized mortgage obligations	8,538	(323)	1,204	(30)	9,742	(353)
Commercial mortgage-backed securities	10,255	(158)	—	—	10,255	(158)
Pooled trust preferred securities	—	—	18,125	(8,348)	18,125	(8,348)
	$40,154	$(801)	$19,329	$(8,378)	$59,483	$(9,179)

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

In management’s belief, the decline in value of the Company’s investment in collateralized mortgage obligations is minimal and primarily attributable to changes in market interest rates and macroeconomic conditions affecting liquidity and not necessarily the expected cash flows of the individual investment securities. The fair value of these investment securities is expected to recover as macroeconomic conditions improve, interest rates rise, and the investment securities approach their maturity date.

At June 30, 2011, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value.  We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at June 30, 2011 did not constitute other-than-temporary impairments.

The amortized cost and fair value of investment securities at June 30, 2011, by contractual maturity, are shown in the following tables.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
U.S. Treasury securities:
Due in one year or less	$3,009	$3,013
Due after one year through five years	17,937	18,288
GSE securities — Due after one year through five years	66,531	67,999
Corporate bonds — Due after five years	3,661	3,729
Collateralized mortgage obligations:
Due after one year through five years	920	924
Due after five years	46,159	47,606
Commercial mortgage-backed securities	72,873	74,176
Pooled trust preferred securities	25,396	18,371
GSE preferred stock	—	15
	$236,486	$234,121

	Held-to-Maturity
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Asset backed securities — Due after five years	$9,367	$9,630
Municipal securities:
Due in one year or less	2,500	2,536
Due after one year through five years	2,970	3,036
	$14,837	$15,202

The following table provides information as to the amount of gross gains and losses realized through the sales of investment securities available-for-sale:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$173	$—	$692	$456
Gross realized losses	—	—	—	—
Net realized gains	$173	$—	$692	$456
Income tax expense on realized gains	$64	$—	$253	$155

The carrying value of investment securities pledged as collateral to secure public deposits and for other purposes at June 30, 2011 and December 31, 2010 was $53.7 million and $47.9 million, respectively.  Other than the U.S. Government, its agencies, and GSEs, there were no other holdings of investment securities of any one issuer in an amount greater than 10% of shareholders’ equity.

4.   Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$83,082	$74,940
Commercial real estate:
Owner occupied	102,315	99,435
Non-owner occupied	187,380	191,998
Multifamily	77,562	72,080
Commercial construction and land development	23,424	24,310
Commercial participations	21,194	23,594
Total commercial loans	494,957	486,357
Retail loans:
One-to-four family residential	183,269	185,321
Home equity lines of credit	54,975	56,177
Retail construction	2,095	3,176
Other	2,670	2,122
Total retail loans	243,009	246,796
Total loans receivable	737,966	733,153
Net deferred loan fees	(450)	(569)
Total loans receivable, net of deferred loan fees	$737,516	$732,584

5.   Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level management believes is appropriate in relation to the estimated risk inherent in the loan portfolio.  The allowance for loan losses represents the Company’s estimate of probable incurred losses in our loan portfolio at each statement of condition date and is based on the review of available and relevant information.

The first component of the allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables.  The Company individually evaluates for impairment all loans classified substandard and over $750,000.  Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If management determines a loan is collateral-dependent, management will charge-off any identified collateral short fall against the allowance for loan losses.

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

Loan losses are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged-off are credited to the allowance.  The Company assesses the appropriateness of the allowance for loan losses on a quarterly basis and adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level deemed appropriate by management.  The evaluation of the appropriateness of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from management’s estimates, an additional provision for loan losses could be required which could adversely affect earnings or the Company’s financial position in future periods.

Prior to December 31, 2010, the allowance was calculated using a static four year historical net charge-off factor for each regulatory reporting loan category without segregation of purchased participation loans.  At December 31, 2010, management determined that a rolling eight quarter loss history ending with the current quarter was more indicative of the current inherent losses in the loan portfolio at December 31, 2010 and more consistent with trends in the banking industry.  In addition, the purchased participation loans were segregated as a separate loan category.  These changes in the allowance methodology resulted in a reduction in the historical loss factor percentages applied to most of the directly originated loan portfolio categories and a larger historical loss factor percentage applied to the purchased participation portfolio.  The net effect of these changes was a decrease in the provision and the allowance for loan losses at December 31, 2010 of $1.2 million.  The effect of the change in the methodology on the provision for loan losses for the three and six months ended June 30, 2011 from the three and six months ended June 30, 2010 was deemed to be immaterial.

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial Loans (C&I)

C&I loans are primarily based on the identified historic and/or the projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, do fluctuate based on changes in the company’s internal and external environment including management, human and capital resources, economic conditions, competition, regulation and product innovation/obsolescence.  The collateral securing these loans may also fluctuate in value and generally has advance rates between 50-80% of the collateral value.  Most C&I loans are secured by business assets being financed such as equipment, accounts receivable, and/or inventory and generally incorporate a secured or unsecured personal guarantee.  Occasionally, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable and/or inventory, the collateral securing the advances is generally monitored through a Borrowing Base Certificate submitted by the borrower which may identify a deterioration in collateral value.  The ability of the borrower to collect amounts due from its customers may be affected by its customers’ economic and financial condition.  The availability of funds for the repayment of these loans may be substantially dependent on each of the factors described above.

Commercial Real Estate – Owner-Occupied, Non-Owner Occupied, and Multifamily

These types of commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent upon the cash flows from the successful operation of the property securing the loan or the cash flows from the owner occupied business conducted on the property securing the loan.  A borrower’s business and/or the property securing the loan may be adversely affected by business conditions generally, and fluctuations in the real estate markets or in the general economy, which if adverse, can negatively affect the borrowers’ ability to repay the loan.  The value and cash flow of the property can be influenced by changes in market rental rates, changes in interest rates or investors’ required rates of return, the condition of the property, zoning or environmental issues.  The properties securing the commercial real estate portfolio are diverse in terms of type and are generally located in the Chicagoland/Northwest Indiana market.  Owner occupied loans are generally a borrower purchased building where the borrower occupies at least 50% of the space with the primary source of repayment dependent on sources other than the underlying collateral.  Non-owner occupied and single tenant properties may have higher risk than owner occupied loans since the primary source of repayment is dependent upon the ability to lease out the collateral as well as the financial stability of the businesses occupying the collateral.  Management monitors and evaluates commercial real estate loan portfolio concentrations based upon cash flow, collateral, geography, and risk grade criteria.  As a general rule, management avoids financing single purpose projects unless other underwriting factors mitigate the credit risk to an acceptable level.  The Company’s loan policy generally requires lower loan-to-value ratios against these types of properties.

Commercial Construction and Land Development Loans

Construction loans are underwritten utilizing feasibility studies, independent appraisals, sensitivity analysis of absorption and lease rates, presale or prelease/Letters of Intent analysis, and financial analysis of the developers and property owners.  Construction loans are generally based on the estimated cost to construct and cash flows associated with the completed project or stabilized value.  These estimates are subjective in nature and if erroneous, may preclude the borrower from being able to repay the loan.  Construction loans often involve the disbursement of substantial funds with repayment dependent on the success of the completed project.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, the ability to sell the property, and the availability of long-term financing.

Commercial Participation Loans

Participation loans generally have very large principal balances, portions of which are sold to multiple participant banks in order to spread credit risk.  The collateral securing these loans is often real estate and is often located outside of the Company’s geographic footprint.  Loans outside of the Company’s geographical footprint pose additional risk due to the lack of knowledge of general economic conditions where the project is located along with various project specific risks regarding buyer demand and project specific risks regarding project competition risks.  The participant banks are required to underwrite these credits utilizing their own internal analysis techniques and to their own credit standards.  However, the participant banks are reliant upon the information about the borrowers and the collateral provided by the lead bank.  These loans carry higher levels of risk due to the participant banks being dependent on the lead bank for monitoring and managing the credit relationship, including the workout and/or foreclosure process should the borrower default.

Retail Loans

The Company’s retail loans include one-to-four family residential mortgage loans, home equity loans and lines of credit, retail construction, and other consumer loans.  Management has established a maximum loan-to-value ratio (LTV) of 80% for one-to-four family residential mortgages and home equity loans and lines of credit that are secured by a first or second mortgage on owner and non-owner occupied residences.  Loan applications exceeding 80% LTV require private mortgage insurance (PMI) from a mortgage insurance company deemed acceptable by management.

    The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2011 and the balance in the allowance for loan losses and loan balances by portfolio segment and impairment method at June 30, 2011 and December 31, 2010.

	Commercial	Commercial Real Estate			Construction		One-to-four				Total
	and	Owner	Non-Owner		and Land	Commercial	Family		Retail		Loans
	Industrial	Occupied	Occupied	Multifamily	Development	Participations	Residential	HELOC	Construction	Other	Receivable
	(Dollars in thousands)
Allowance for loan losses:
Balance at March 31, 2011	$1,268	$1,012	$6,717	$461	$154	$4,719	$1,323	$1,327	$9	$105	$17,095
Provision for loan losses	435	(58)	(208)	(20)	(61)	673	230	(44)	(4)	53	996
Loans charged-off	(153)	(125)	—	—	—	(605)	(168)	—	—	(22)	(1,073)
Recoveries	4	—	6	—	—	—	2	1	—	8	21
Balance at June 30, 2011	$1,554	$829	$6,515	$441	$93	$4,787	$1,387	$1,284	$5	$144	$17,039

Allowance for loan losses:
Balance at December 31, 2010	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179
Provision for loan losses	422	(136)	(405)	295	(91)	1,536	219	21	(2)	40	1,899
Loans charged-off	(153)	(125)	—	(204)	(4)	(1,308)	(191)	(52)	—	(50)	(2,087)
Recoveries	6	—	14	—	—	—	3	6	—	19	48
Balance at June 30, 2011	$1,554	$829	$6,515	$441	$93	$4,787	$1,387	$1,284	$5	$144	$17,039

Ending allowance balance:
Individually evaluated for impairment	$—	$155	$4,266	$—	$—	$3,572	$—	$—	$—	$—	$7,993
Collectively evaluated for impairment	1,554	674	2,249	441	93	1,215	1,387	1,284	5	144	9,046
Total evaluated for impairment at June 30, 2011	$1,554	$829	$6,515	$441	$93	$4,787	$1,387	$1,284	$5	$144	$17,039

Loans receivable:
Individually evaluated for impairment	$2,926	$15,515	$24,048	$677	$7,171	$8,191	$—	$—	$—	$—	$58,528
Collectively evaluated for impairment	80,156	86,800	163,332	76,885	16,253	13,003	183,269	54,975	2,095	2,670	679,438
Balance at June 30, 2011	$83,082	$102,315	$187,380	$77,562	$23,424	$21,194	$183,269	$54,975	$2,095	$2,670	$737,966

	Commercial	Commercial Real Estate			Construction		One-to-four				Total
	and	Owner	Non-Owner		and Land	Commercial	Family		Retail		Loans
	Industrial	Occupied	Occupied	Multifamily	Development	Participations	Residential	HELOC	Construction	Other	Receivable
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2010	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179

Ending allowance balance:
Individually evaluated for impairment	$—	$433	$4,492	$—	$—	$3,497	$—	$—	$—	$—	$8,422
Collectively evaluated for impairment	1,279	657	2,414	350	188	1,062	1,356	1,309	7	135	8,757
Total evaluated for impairment at December 31, 2010	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179

Loans receivable:
Individually evaluated for impairment	$3,692	$11,135	$21,218	$264	$9,183	$9,499	$—	$—	$—	$—	$54,991
Collectively evaluated for impairment	71,248	88,300	170,780	71,816	15,127	14,095	185,321	56,177	3,176	2,122	678,162
Balance at December 31, 2010	$74,940	$99,435	$191,998	$72,080	$24,310	$23,594	$185,321	$56,177	$3,176	$2,122	$733,153

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

The Company’s loans receivable portfolio is summarized by risk rating category as follows:

	Risk Rating at June 30, 2011
			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$75,329	$6,111	$970	$666	$6	$83,082
Commercial real estate:
Owner occupied	71,173	14,138	291	16,713	—	102,315
Non-owner occupied	146,690	15,857	2,700	22,133	—	187,380
Multifamily	72,880	3,264	—	1,418	—	77,562
Commercial construction and land development	10,819	1,055	3,843	7,707	—	23,424
Commercial participations	13,003	—	—	8,191	—	21,194
Total commercial loans	389,894	40,425	7,804	56,828	6	494,957

Retail loans:
One-to-four family residential	179,076	—	—	4,193	—	183,269
Home equity lines of credit	54,386	—	—	589	—	54,975
Retail construction	1,926	—	—	169	—	2,095
Other	2,670	—	—	—	—	2,670
Total retail loans	238,058	—	—	4,951	—	243,009
Total loans	$627,952	$40,425	$7,804	$61,779	$6	$737,966

			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$617,034	$37,999	$5,108	$16,045	$6	$676,192
Delinquent:
30-59 days	7,258	2,426	2,422	355	—	12,461
60-89 days	3,251	—	274	4,591	—	8,116
90 days or more	409	—	—	40,788	—	41,197
Total loans	$627,952	$40,425	$7,804	$61,779	$6	$737,966

	Risk Rating at December 31, 2010
			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$62,969	$3,908	$7,813	$228	$22	$74,940
Commercial real estate:
Owner occupied	65,768	20,239	4,310	9,118	—	99,435
Non-owner occupied	142,636	25,191	2,448	21,723	—	191,998
Multifamily	61,822	8,238	708	1,312	—	72,080
Commercial construction and land development	10,138	4,989	—	9,183	—	24,310
Commercial participations	14,095	—	—	9,499	—	23,594
Total commercial loans	357,428	62,565	15,279	51,063	22	486,357

Retail loans:
One-to-four family residential	181,991	—	107	3,223	—	185,321
Home equity lines of credit	55,688	—	—	489	—	56,177
Retail construction	2,973	—	—	203	—	3,176
Other	2,118	—	—	4	—	2,122
Total retail loans	242,770	—	107	3,919	—	246,796
Total loans	$600,198	$62,565	$15,386	$54,982	$22	$733,153

			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$589,067	$61,449	$11,857	$13,770	$22	$676,165
Delinquent:
30-59 days	5,347	457	415	540	—	6,759
60-89 days	5,322	536	768	321	—	6,947
90 days or more	462	123	2,346	40,351	—	43,282
Total loans	$600,198	$62,565	$15,386	$54,982	$22	$733,153

For all loan categories, past due status is based on the contractual terms of the loan.  Interest income is generally not accrued on loans which are delinquent 90 days or more, or for loans which management believes, after giving consideration to a number of factors, including economic and business conditions and collection efforts, collection of interest is doubtful.  In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not received for loans placed on non-accrual is reversed against interest income.  Interest subsequently received on non-accrual loans is accounted for using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual status.

Commercial loans are generally placed on non-accrual once they become 90 days past due.  Management reviews all current financial information of the borrower and guarantor(s) and action plans to bring the loan current before determining if the loan should be placed on non-accrual.  Management requires appropriate justification to maintain a commercial loan on accrual status once 90 days past due.  Occasionally commercial loans are placed on non-accrual status before the loan becomes significantly past due if current information indicates that future repayment of principal and interest may be questionable.

Commercial loans are returned to accrual status only when the loan has been paid as agreed for a minimum of six months.  A detailed analysis of the borrower and guarantor’s ability to service the loan is completed and must meet the Company’s underwriting standards and conform to Company policy before the loan can be returned to accrual status.

Retail loans are returned to accrual status primarily based on the payment status of the loan.  A retail loan is automatically placed on non-accrual status immediately upon becoming 90 days past due.  The loan remains on non-accrual status, with interest income recognized on a cash basis when a payment is made, until the loan is paid current.  Once current, the loan is automatically returned to accrual status.  If management identifies other information to indicate that future repayment of the loan balance may still be questionable, the loan may be manually moved to non-accrual status until management determines otherwise.

The Company’s loan portfolio delinquency status is summarized as follows:

	Delinquency at June 30, 2011
							Loans
	30-59	60-89	Greater	Total		Total	> 90 Days
	Days Past	Days Past	Than 90	Past		Loans	And
	Due	Due	Days	Due	Current	Receivable	Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$342	$524	$384	$1,250	$81,832	$83,082	$—
Commercial real estate:
Owner occupied	1,378	1,861	11,426	14,665	87,650	102,315	—
Non-owner occupied	1,824	3,390	8,736	13,950	173,430	187,380	405
Multifamily	1,732	—	385	2,117	75,445	77,562	—
Commercial construction and land development	2,665	—	7,707	10,372	13,052	23,424	—
Commercial participations	—	—	8,191	8,191	13,003	21,194	—
Total commercial loans	7,941	5,775	36,829	50,545	444,412	494,957	405

Retail loans:
One-to-four family residential	3,547	2,167	3,606	9,320	173,949	183,269	—
Home equity lines of credit	749	174	589	1,512	53,463	54,975	—
Retail construction	196	—	169	365	1,730	2,095	—
Other	28	—	4	32	2,638	2,670	—
Total retail loans	4,520	2,341	4,368	11,229	231,780	243,009	—
Total loans receivable	$12,461	$8,116	$41,197	$61,774	$676,192	$737,966	$405

	Delinquency at December 31, 2010
							Loans
	30-59	60-89	Greater	Total		Total	> 90 Days
	Days Past	Days Past	Than 90	Past		Loans	And
	Due	Due	Days	Due	Current	Receivable	Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$448	$664	$180	$1,292	$73,648	$74,940	$—
Commercial real estate:
Owner occupied	678	3,691	11,464	15,833	83,602	99,435	2,346
Non-owner occupied	361	216	9,081	9,658	182,340	191,998	123
Multifamily	656	—	436	1,092	70,988	72,080	—
Commercial construction and land development	—	536	9,023	9,559	14,751	24,310	—
Commercial participations	—	—	9,660	9,660	13,934	23,594	—
Total commercial loans	2,143	5,107	39,844	47,094	439,263	486,357	2,469

Retail loans:
One-to-four family residential	4,229	1,832	2,589	8,650	176,671	185,321	—
Home equity lines of credit	386	8	642	1,036	55,141	56,177	—
Retail construction	—	—	203	203	2,973	3,176	—
Other	1	—	4	5	2,117	2,122	—
Total retail loans	4,616	1,840	3,438	9,894	236,902	246,796	—
Total loans receivable	$6,759	$6,947	$43,282	$56,988	$676,165	$733,153	$2,469

Non-accrual loans are summarized as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$665	$228
Commercial real estate:
Owner occupied	14,852	9,119
Non-owner occupied	19,844	21,512
Multifamily	1,002	1,071
Commercial construction and land development	7,707	9,183
Commercial participations	8,191	9,499
Total commercial loans	52,261	50,612

Retail loans:
One-to-four family residential	4,194	2,955
Home equity lines of credit	589	718
Retail construction	169	203
Other	4	4
Total retail loans	4,956	3,880
Total non-accrual loans	$57,217	$54,492

The Company’s impaired loans are summarized as follows with the majority of the interest income recognized on a cash basis at the time the payment is received:

						Three months ended		Six months ended
	At June 30, 2011					June 30, 2011		June 30, 2011
		Unpaid	Partial			Average	Interest	Average	Interest
	Recorded	Principal	Charge-offs	Related		Recorded	Income	Recorded	Income
	Investment	Balance	to Date	Allowance		Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial and industrial	$2,926	$2,926	$ ―	$	―	$3,208	$44	$3,574	$90
Commercial real estate:
Owner occupied	12,943	13,176	125		―	13,092	―	13,130	―
Non-owner occupied	7,052	7,295	140		―	7,557	98	7,695	145
Multifamily	677	677	―		―	678	13	678	17
Commercial construction and land development	7,171	9,103	1,931		―	7,171	―	7,171	―
Commercial participations	2,889	8,012	5,061		―	3,487	―	3,833	―
Retail	7,560	7,689	129		―	7,654	61	7,667	106
Total	$41,218	$48,878	$7,386	$	―	$42,847	$216	$43,748	$358

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$2,572	$3,078	$—		$155	$2,639	$ ―	$2,709	$ ―
Non-owner occupied	16,996	17,710	―		4,266	17,102	―	17,172	―
Commercial participations	5,302	5,443	―		3,572	5,302	―	5,302	―
Total	$24,870	$26,231	$ ―		$7,993	$25,043	$ ―	$25,183	$ ―

Total impaired loans:
Commercial	$58,528	$67,420	$7,257		$7,993	$60,236	$155	$61,264	$252
Retail	7,560	7,689	129		―	7,654	61	7,667	106
Total	$66,088	$75,109	$7,386		$7,993	$67,890	$216	$68,931	$358

					Twelve months ended
	At December 31, 2010				December 31, 2010
		Unpaid	Partial		Average	Interest
	Recorded	Principal	Charge-offs	Related	Recorded	Income
	Investment	Balance	to Date	Allowance	Investment	Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial and industrial	$3,692	$3,976	$1,506	$—	$4,738	$128
Commercial real estate:
Owner occupied	5,041	5,082	—	—	5,059	—
Non-owner occupied	6,664	6,834	140	—	6,695	144
Multifamily	264	264	—	—	268	4
Commercial construction and land development	9,183	11,498	2,314	—	9,313	—
Commercial participations	4,197	8,012	3,753	—	4,397	—
Retail	2,847	2,891	90	—	2,758	122
Total	$31,888	$38,557	$7,803	$—	$33,228	$398

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$2,798	$3,168	$—	$433	$2,900	$—
Non-owner occupied	17,850	18,311	—	4,492	18,066	—
Commercial participations	5,302	5,443	—	3,497	5,302	—
Total	$25,950	$26,922	$—	$8,422	$26,268	$—

Total impaired loans:
Commercial	$54,991	$62,588	$7,713	$8,422	$56,738	$276
Retail	2,847	2,891	90	—	2,758	122
Total	$57,838	$65,479	$7,803	$8,422	$59,496	$398

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (TDR).  The loan modifications include rate reductions, short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.  The modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.

The Company identifies loans for potential restructure primarily through direct communication with the borrower and evaluation of the borrower’s financial statements, revenue projections, tax returns, and credit reports.  Even if the borrower is not presently in default, management will consider the likelihood that cash flow shortages, adverse economic conditions, and negative trends may result in a payment default in the near future.

For one-to-four family residential and home equity lines of credit, a restructure often occurs with past due loans and may be offered as an alternative to foreclosure.  There are other situations where borrowers, who are not past due, experience a sudden job loss, become over-extended with credit obligations, or other problems, have indicated that they will be unable to make the required monthly payment and request payment relief.

When considering a loan restructure, management will determine if:  (i) the financial distress is short or long term; (ii) loan concessions are necessary; and (iii) the restructure is a viable solution.

The tables below summarize the Company’s TDRs by loan category an accrual status:

	June 30, 2011			December 31, 2010
	Accruing	Non-accruing	Total	Accruing	Non-accruing	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$2,341	$—	$2,341	$3,575	$—	$3,575
Commercial real estate:
Owner occupied	—	3,346	3,346	—	3,051	3,051
Non-owner occupied	3,833	18,320	22,153	3,296	19,234	22,530
Multifamily	262	—	262	264	—	264
Commercial construction and land development	—	—	—	—	2,012	2,012
Commercial participations	—	5,302	5,302	—	5,302	5,302
Total commercial	6,436	26,968	33,404	7,135	29,599	36,734

Retail:
One-to-four family residential	2,604	443	3,047	2,619	228	2,847
Home equity lines of credit	—	—	—	—	—	—
Retail construction	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total retail	2,604	443	3,047	2,619	228	2,847
Total troubled debt restructurings	$9,040	$27,411	$36,451	$9,754	$29,827	$39,581

Management monitors the TDRs based on the type of modification or concession granted to the borrower.  These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions.  Of the various noted concessions, management predominantly utilizes rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal.  Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

The following tables set forth our TDRs by portfolio segment to quantify the type of modification or concession provided:

	June 30, 2011
	Rate Reduction	Payment Extension	Rate Reduction & Payment Extension	Rate Reduction & Interest Only	Forebearance	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$2,341	$—	$—	$—	$2,341
Commercial real estate:
Owner occupied	—	3,346	—	—	—	3,346
Non-owner occupied	—	2,101	549	12,696	6,807	22,153
Multifamily	—	—	262	—	—	262
Commercial participations	—	—	—	—	5,302	5,302
Total commercial	—	7,788	811	12,696	12,109	33,404

Retail - One-to-four family residential	513	1,070	1,464	—	—	3,047
Total troubled debt restructurings	$513	$8,858	$2,275	$12,696	$12,109	$36,451

	December 31, 2010
	Rate Reduction	Payment Extension	Rate Reduction & Payment Extension	Rate Reduction & Interest Only	Forebearance	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$3,575	$—	$—	$—	$3,575
Commercial real estate:
Owner occupied	—	3,051	—	—	—	3,051
Non-owner occupied	—	2,113	566	12,955	6,896	22,530
Multifamily	—	—	264	—	—	264
Commercial construction and land development	—	—	—	—	2,012	2,012
Commercial participations	—	—	—	—	5,302	5,302
Total commercial	—	8,739	830	12,955	14,210	36,734

Retail - One-to-four family residential	396	1,043	1,408	—	—	2,847
Total troubled debt restructurings	$396	$9,782	$2,238	$12,955	$14,210	$39,581
At June 30, 2011, TDRs totaled $36.5 million, of which $6.9 million were performing in accordance with their modified terms and accruing.  At June 30, 2011, commercial TDRs included $33.4 million loans that were restructured, of which $27.0 million were on nonaccrual status.  Of the $3.0 million retail TDRs, $2.6 million were still performing in accordance with their agreements and $443,000 were on nonaccrual status.  The decrease in TDRs since December 31, 2010 was primarily due to one $2.0 million commercial construction and land development relationship that had been previously restructured being transferred to other real estate owned.  In addition, one $261,000 one-to-four family mortgage loan that had been previously restructured was paid off in full with no loss to the Bank.  There have been no other significant changes in the status of the TDRs listed at December 31, 2010.

When a loan is restructured, the new terms often require a reduced monthly debt service payment.  No TDRs that were on non-accrual status at the time the concessions were granted have been returned to accrual status.  For commercial loans, management completes an analysis of the operating entity’s ability to repay the debt.  If the operating entity is capable of servicing the new debt service requirements and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan is generally placed on accrual status.  To date, there have been no commercial loans restructured and immediately placed on accrual status after the execution of the TDR.

For retail loans, an analysis of the individual’s ability to service the new required payments is performed.  If the borrower is capable of servicing the new debt and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan is generally placed on accrual status.  The reason for the TDR is also considered, such as paying past due real estate taxes or payments caused by a temporary job loss, when determining whether a retail TDR loan could be returned to accrual status.  Retail TDRs remain on nonaccrual status until sufficient payments have been made to bring the past due principal and interest current at which point the loan would be transferred to accrual status.

6.   Fair Value Measurements

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

		Fair Value Measurements at June 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$21,301	$—	$21,301	$—
GSE securities	67,999	—	67,999	—
Corporate bonds	3,729	—	3,729	—
Collateralized mortgage obligations	48,530	—	48,530	—
Commercial mortgage-backed securities	74,176	—	74,176	—
Pooled trust preferred securities	18,371	—	—	18,371
GSE preferred stock	15	15	—	—

		Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$14,819	$—	$14,819	$—
GSE securities	31,020	—	31,020	—
Corporate bonds	3,586	—	3,586	—
Collateralized mortgage obligations	60,755	—	60,755	—
Commercial mortgage-backed securities	68,698	—	68,698	—
Pooled trust preferred securities	18,125	—	—	18,125
GSE preferred stock	98	98	—	—

Investment securities available-for-sale are measured at fair value on a recurring basis.

Level 1 investment securities are valued using quoted prices in active markets for identical assets.  The Company uses Level 1 prices for its GSE preferred stock.

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

Management uses a recognized third-party pricing service to obtain market values for the Company’s fixed income securities portfolio.  Documentation is maintained as to the methodology and summary of inputs used by the pricing service for the various types of securities, and management notes that the servicer maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  Management does not have access to all of the individual specific assumptions and inputs used for each security.  The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

Management validates the market values against fair market curves and other available pricing sources. Bloomberg pricing is used to compare the reasonableness of the third-party pricing service prices for U.S. Treasury securities and government sponsored entity (GSE) bonds.  For all securities, the Company’s Investment Officer, who is in the market on a regular basis, monitors the market and is familiar with where similar securities are trading and where specific bonds in specific sectors should be priced.  All monthly output from the third-party provider is reviewed against expectations as to pricing based on fair market curves, ratings, coupon, structure, and recent trade reports or offerings.

Based on management’s review of the methodology and summary of inputs used, management has concluded these assets are properly classified as Level 2 assets.

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

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities.  The markets for these securities and for similar securities at June 30, 2011 were illiquid.  There have been a limited number of observable transactions in the secondary market, however, a new issue market does not exist.  Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

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

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Investment Securities Available-for-Sale
	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
	(Dollars in thousands)
Beginning balance	$19,262	$18,125
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	99	1,322
Principal repayments	(990)	(1,076)
Ending balance	$18,371	$18,371

	Investment Securities Available-for-Sale
	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
	(Dollars in thousands)
Beginning balance	$19,901	$20,012
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	333	336
Principal repayments	(110)	(224)
Ending balance	$20,124	$20,124

The following table sets forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated.

		Fair Value Measurements at June 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$2,958	$—	$—	$2,958
Other real estate owned	1,400	—	—	1,400

		Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$15,258	$—	$—	$15,258
Other real estate owned	4,837	—	—	4,837

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

The Bank generally obtains and reviews annual appraisals for collateral dependent loans.  Management had previously discounted older appraisals based on estimated changes in market values, but ceased utilizing this technique in early 2009 due to the continued softness in the real estate markets.  For purchased participation loans, management is dependent upon the lead bank to order and provide appraisals, which occasionally are broker’s opinions.

In determining the estimated fair value of the real estate, senior liens such as unpaid and current real estate taxes and any perfected liens are subtracted from the value.  In addition, the Company generally applies a 10% discount to the current appraisal to allow for reasonable selling expenses, including sales commissions and closing costs.  Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy when impairment is determined using the fair value method.

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the second quarter of 2011.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $771,000 and $3.0 million for the three months ended June 30, 2011 and 2010, respectively and $1.6 million and $3.6 million for the six months ended June 30, 2011 and 2010, respectively.  These losses are not recorded directly as an adjustment to current earnings or other comprehensive income

(loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The fair value of the Company’s other real estate owned is determined by using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  The reduction in fair value of other real estate owned was $1.8 million and $15,000 for the three months ended June 30, 2011 and 2010, respectively, and $2.2 million and $432,000 for the six months ended June 30, 2011 and 2010, respectively.  The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

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

The carrying amounts and fair values of financial instruments consist of the following:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$47,498	$47,498	$61,754	$61,754
Investment securities, available-for-sale	234,130	234,130	197,101	197,101
Investment securities, held-to-maturity	14,837	15,202	17,201	17,426
Federal Home Loan Bank stock	8,638	8,638	20,282	20,282
Loans receivable, including loans held for sale, net of allowance for loan losses	720,688	724,493	715,405	718,556
Interest receivable	3,148	3,148	3,162	3,162
Total financial assets	$1,028,939	$1,033,109	$1,014,905	$1,018,281
Financial Liabilities:
Deposits	$964,527	$966,193	$945,884	$948,804
Borrowed funds	38,835	41,103	53,550	55,572
Interest payable	77	77	106	106
Total financial liabilities	$1,003,439	$1,007,373	$999,540	$1,004,482

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

7.	Share-Based Compensation

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

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there were 64,500 shares that had not yet been issued or were forfeited, cancelled, or unexercised at the end of the option term under the 2003 Stock Option Plan that are available for any type of stock-based awards in the future under the Equity Incentive Plan.  At June 30, 2011, 165,420 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

The following table presents the activity for restricted stock for the six months ended June 30, 2011.

			Weighted-Average
		Number of	Grant-Date
		Shares	Fair Value
Unvested at December 31, 2010		188,027	$4.98
2011 Awards:
Granted	54,915		5.62
Forfeited	—		—
Net 2011 grant awards		54,915	5.62
Vested		(30,160)	7.90
Forfeited		(35,745)	3.53
Unvested as of June 30, 2011		177,037	$4.97

The compensation expense related to restricted stock for the three months ended June 30, 2011 and 2010 totaled $79,000 and $57,000, respectively.  The compensation expense related to restricted stock for the six months ended June 30, 2011 and 2010 totaled $145,000 and $118,000, respectively.  At June 30, 2011, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $879,000.  This cost is expected to be recognized over a weighted-average period of 4.2 years which is subject to the actual number of shares earned and vested.

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

The following table presents the activity under the Company’s stock option plans for the six months ended June 30, 2011.

	2011
		Weighted-
		Average
	Number of	Exercise
	Options	Price
Options outstanding and exercisable at December 31, 2010	650,995	$13.44
Granted	—	—
Exercised	—	—
Forfeited	(2,000)	14.24
Expired unexercised	(132,500)	11.25
Options outstanding and exercisable at June 30, 2011	516,495	$14.01

For stock options outstanding at June 30, 2011, the range of exercise prices was $13.48 to $14.76 and the weighted-average remaining contractual term was 2.5 years.  At June 30, 2011, all of the Company’s outstanding stock options were out-of-the-money and had no intrinsic value.  There were no stock options exercised during the six months ended June 30, 2011 and 2010.  The Company reissues treasury shares to satisfy option exercises.

8.	Other Comprehensive Income

The related income tax effect and reclassification adjustments to the components of other comprehensive income for the periods indicated are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Unrealized holding gains arising during the period:
Unrealized net gains	$1,859	$839	$3,109	$1,641
Related tax expense	(675)	(296)	(1,124)	(568)
Net unrealized gains	1,184	543	1,985	1,073
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	173	―	692	456
Related tax expense	(64)	―	(253)	(155)
Net realized gains	109	―	439	301
Total other comprehensive income	$1,075	$543	$1,546	$772

9.	Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income (Topic 22):  Presentation of Comprehensive Income.  ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  The ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company intends to adopt the disclosures required by this ASU by the date required and it will have no impact on the Company’s financial condition, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 is intended to result in convergence between United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value.  The amendments are not expected to have a significant impact on companies applying U.S. GAAP.  Key provisions of the amendment include:  a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclosure quantitative information about unobservable inputs, a description of the valuation process used and qualitative details about the sensitivity of the measurements.  In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations, or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.  AUS 2011-03 amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision.  Specifically, the level of cash collateral received by a transferor will no longer be relevant in determining whether a repurchase agreement constitutes a sale.  As a result of this amendment, more repurchase agreements will be treated as secured financings rather than sales.  This ASU is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011.  Because essentially all repurchase agreements entered into by the Company have historically been deemed to constitute secured financing transactions, this amendment is expected to have no impact on the Company’s characterization of such transactions and therefore is not expected to have any impact on the Company’s financial condition, results of operation, or cash flows.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-2 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company adopted the methodologies prescribed by this ASU on July 1, 2011 and is currently reviewing the impact of adoption on its financial condition, results of operation, and cash flows.

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

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  These forward-looking statements include but are not limited to statements regarding our ability to successfully execute our strategy and Strategic Growth and Diversification Plan, the level and sufficiency of our current regulatory capital and equity ratios, our ability to continue to diversify the loan portfolio, our efforts at deepening client relationships, increasing our levels of core deposits, lowering our non-performing asset levels, managing and reducing our credit-related costs, increasing our revenue growth and levels of earning assets, the effects of general economic and competitive conditions nationally and within our core market area, the sufficiency of the levels of provision for the allowance for loan losses and amounts of charge-offs, loan and deposit growth, interest on loans, asset yields and cost of funds, net interest income, net interest margin, non-interest income, non-interest expense, interest rate environment, and other factors.   For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part I. Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010.  Such forward-looking statements are not guarantees of future performance.  We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements unless required to do so under the federal securities laws.

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

The first component of our allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables.  We individually evaluate for impairment all loans classified substandard and over $750,000.  Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If we determine a loan is collateral-dependent, we will charge-off any identified collateral short fall against the allowance for loan losses.

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

Loan losses are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged-off are credited to the allowance.  We assess the appropriateness of the allowance for loan losses on a quarterly basis and adjust the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level we deem appropriate.  Our evaluation of the appropriateness of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from our estimates, an additional provision for loan losses could be required which could adversely affect earnings or our financial position in future periods.  Our regulatory agencies could require us to make additional provisions for loan losses.

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

Under GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes our long-term history of generating taxable income, including seven consecutive quarters of operating taxable income, the existence of taxes paid in available carryback years, and the probability that taxable income will continue to be generated in future periods, while negative evidence includes any cumulative losses in previous years and general business and economic trends.  At June 30, 2011, we conducted an extensive analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary, largely based on our projections of future taxable income and available tax planning strategies.  Additional positive evidence considered in our analysis includes the cyclical nature of the industry in which we operate, as a result, recent losses are not expected to have a significant long-term impact on our profitability; the fact that recent losses were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, most recently a federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (nineteen years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois).  We concluded that the aforementioned positive evidence outweighs the negative evidence of cumulative losses over the past three years.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We believe our tax assets and liabilities are adequate and are properly recorded in the condensed consolidated financial statements at June 30, 2011.

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

Performance Overview

The following table provides selected financial information and performance information for the three and six months ended June 30, 2011 and June 30, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$1,233	$981	$1,705	$1,679
Diluted earnings per share	.11	.09	.16	.16
Pre-tax, pre-provision earnings from core operations (1)	2,487	2,810	4,026	5,673
Return on average assets (2)	.43%	.36%	.30%	.31%
Return on average equity (2)	4.27	3.52	3.00	3.04
Average interest-earning assets	$1,026,940	$987,801	$1,019,726	$985,230
Net interest income	9,187	9,329	18,044	18,772
Net interest margin	3.59%	3.79%	3.57%	3.84%
Non-interest income	$4,538	$2,243	$6,989	$4,784
Non-interest expense	11,071	9,596	21,038	19,063
Efficiency ratio (3)	81.69%	82.93%	86.43%	82.53%

(1) See “Non-GAAP Financial Information” on page 42.
(2) Annualized.
(3) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sales of investment securities.

	June 30, 2011	December 31, 2010	June 30, 2010
Book value per share	$10.69	$10.41	$10.40
Shareholders’ equity to total assets	10.30%	10.07%	10.30%
Tangible capital ratio (Bank only)	9.17	9.07	9.05
Core capital ratio (Bank only)	9.17	9.07	9.05
Risk based capital ratio (Bank only)	13.29	13.32	12.81

The following discussion and analysis presents the more significant factors affecting our financial condition as of June 30, 2011 and results of operations for the three and six months ended June 30, 2011.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

During the second quarter of 2011, we recorded net income of $1.2 million, or $.11 per diluted share, which represents our seventh consecutive quarter of positive earnings.  Our earnings included pre-tax gains totaling $2.2 million on the sale of $3.4 million of other real estate owned which was substantially offset by the establishment of valuation allowances totaling $1.8 million related to two other real estate owned properties.

Our net interest margin decreased 20 basis points to 3.59% for the second quarter of 2011 from 3.79% for the second quarter of 2010.  Our net interest margin continued to be negatively impacted by our higher levels of non-performing assets, higher levels of liquidity due to strong deposit growth, and modest loan demand.  Our net interest margin was positively affected by a 29 basis point decrease in the cost of interest-bearing liabilities from the second quarter of 2010.

Improving credit quality remains our number one priority in 2011.  Our loan portfolio mix continues to improve as the higher risk, targeted contraction portfolios of commercial construction and land development, commercial participations, and non-owner occupied commercial real estate loans decreased $3.0 million during the quarter.  Our total loans receivable increased during the second quarter of 2011 at an annualized rate of 7.3% due to stronger loan fundings.  We have a healthy pipeline which we believe portends well for loan growth throughout the remainder of 2011.

Our non-performing loans decreased 4.1% to $57.2 million at June 30, 2011 from $59.7 million at March 31, 2011.  Non-performing loans during the second quarter were positively affected by five loan relationships totaling $2.9 million being transferred to other real estate owned coupled with repayments totaling $1.2 million and charge-offs on non-accrual loans totaling $1.1 million.  Partially offsetting these decreases, during the second quarter of 2011 we transferred 16 loan relationships totaling $3.5 million to non-accrual status.

During the second quarter of 2011, we sold $3.4 million of other real estate owned properties.  In addition, we currently have contracts on three separate other real estate owned properties which we anticipate will reduce non-performing assets by an additional $6.9 million during the third quarter of 2011 with an anticipated gain on sale of approximately $1.2 million, presuming the transactions close as scheduled and pursuant to the contractual terms.

We continue to have success in growing core deposits through many channels including enhancing our brand recognition within our communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding our experienced sales team accountable for growing deposits and relationships.  At June 30, 2011, our core deposits increased by $76.6 million, or 15.5%, and core deposits represent 59.2% of total deposits compared to 54.9% at June 30, 2010.  Total deposits increased by $18.6 million, or 2.0%, from December 31, 2010 and by $65.0 million, or 7.2%, from June 30, 2010.

Our tangible, core, and risk-based capital ratios exceeded “minimum” and “well capitalized” for regulatory capital requirements.  Our tangible common equity at June 30, 2011 was $116.2 million, or 10.30% of tangible assets compared to $112.9 million, or 10.07% of tangible assets, at December 31, 2010.

Progress on Strategic Growth and Diversification Plan

We continue to focus our efforts on reducing the level of non-performing loans, seeking to either restructure specific non-performing credits or foreclose, obtain title, and transfer the loan to other real estate owned where we can take control of and liquidate the underlying collateral.  Our ratio of non-performing loans to total loans was 7.76% at June 30, 2011 compared to 8.24% at March 31, 2011 and 7.44% at December 31, 2010.  The decrease from March 31, 2011 was primarily due to five loan relationships totaling $2.9 million being transferred to other real estate owned, repayments totaling $1.2 million, and charge-offs on non-accrual loans totaling $1.1 million.  Partially offsetting these decreases during the second quarter of 2011, we transferred 16 loan relationships totaling $3.5 million to non-accrual status.  The largest of these transfers is a non-owner occupied commercial real estate loan totaling $1.7 million with the majority of the rest being one-to-four family mortgage loans or home equity lines of credit.

We remain strongly focused on our cost structure even though non-interest expense for the second quarter of 2011 increased to $11.1 million from $10.0 million for the first quarter of 2011 and from $9.6 million for the second quarter of 2010.  The increase was primarily the result of a $1.8 million increase in the valuation allowances of two other real estate owned properties.  Excluding the valuation allowances, non-interest expense for the second quarter was $9.3 million which represented decreases of $660,000 and $289,000, respectively, from the first quarter of 2011 and the second quarter of 2010.

We continue to increase targeted growth segments in our loan portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily, which comprised 53.1% of our commercial loan portfolio at June 30, 2011, up from 51.0% at March 31, 2011 and 50.7% December 31, 2010.  Our focus on deepening relationships has emphasized core deposit and relationship-oriented time deposit growth which resulted in an $18.6 million increase, or 2.0%, in deposits since December 31, 2010.

Pre-tax, Pre-Provision Earnings from Core Operations

Our pre-tax, pre-provision earnings from core operations totaled $2.5 million for the second quarter of 2011 compared to $2.8 million for the second quarter of 2010.  The pre-tax, pre-provision earnings from core operations for the second quarter of 2011 compared to the 2010 period was negatively impacted by lower net interest income, lower service charges and other fees, higher compensation and employee benefits expense partially offset by lower professional fees.

Non-GAAP Financial Information

The following table reconciles income before income taxes in accordance with U.S. generally accepted accounting principles (U.S. GAAP) to the non-GAAP measurement of pre-tax, pre-provision earnings from core operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Reconciliation of Income Before Income Taxes to Pre-Tax, Pre-Provision Earnings from Core Operations:
Income before income taxes	$1,658	$1,159	$2,096	$1,966
Provision for loan losses	996	817	1,899	2,527
Pre-tax, pre-provision earnings	2,654	1,976	3,995	4,493

Add back (subtract):
Net (gain) loss on sale of:
Investment securities	(173)	―	(692)	(456)
Other real estate owned	(2,238)	(11)	(2,233)	(12)
Other real estate owned related expense, net	2,011	255	2,603	886
Loan collection expense	233	153	353	322
Severance and early retirement expense	―	437	―	440
Pre-tax, pre-provision earnings from core operations	$2,487	$2,810	$4,026	$5,673

Pre-tax, pre-provision earnings from core operations to average assets	.87%	1.03%	.71%	1.05%

Our accounting and reporting policies conform to U.S. GAAP and general practice within the banking industry.  Management uses certain non-GAAP financial measures to evaluate our financial performance and has provided the non-GAAP financial measures of pre-tax, pre-provision earnings from core operations and pre-tax, pre-provision earnings from core operations to average assets.  In these non-GAAP financial measures, the provision for loan losses, other real estate owned related expense, loan collection expense, and certain other items, such as gains and losses on sales of investment securities and other assets, and severance and early retirement expense, are excluded from the determination of core operating results.  Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance from core operations period to period and allows management and others to assess our ability to generate earnings to cover credit costs.  Although these non-GAAP financial measures are intended to enhance investors understanding of our business performance, these operating measures should not be considered as an alternative to GAAP.

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

	Three Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$732,746	$9,016	4.94%	$757,478	$9,626	5.10%
Investment securities (2)	267,984	2,040	3.01	201,735	2,163	4.24
Other interest-earning assets (3)	26,210	164	2.51	28,588	123	1.73
Total interest-earning assets	1,026,940	11,220	4.38	987,801	11,912	4.84
Non-interest earning assets	114,987			102,063
Total assets	$1,141,927			$1,089,864
Interest-bearing liabilities:
Deposits:
Checking accounts	$160,299	107	.27	$132,870	51	.15
Money market accounts	189,307	227	.48	156,937	261	.67
Savings accounts	128,609	72	.22	118,691	99	.33
Certificates of deposit	399,080	1,371	1.38	396,378	1,735	1.76
Total deposits	877,295	1,777	.81	804,876	2,146	1.07
Borrowed funds:
Other short-term borrowed funds	13,378	15	.45	13,663	16	.47
FHLB advances	25,112	241	3.81	60,121	421	2.77
Total borrowed funds	38,490	256	2.64	73,784	437	2.34
Total interest-bearing liabilities	915,785	2,033	.89	878,660	2,583	1.18
Non-interest bearing deposits	99,941			88,914
Non-interest bearing liabilities	10,434			10,446
Total liabilities	1,026,160			978,020
Shareholders’ equity	115,767			111,844
Total liabilities and shareholders’ equity	$1,141,927			$1,089,864
Net interest-earning assets	$111,155			$109,141
Net interest income / interest rate spread		$9,187	3.49%		$9,329	3.66%
Net interest margin			3.59%			3.79%
Ratio of average interest-earning assets to
average interest-bearing liabilities			112.14%			112.42%
____________________

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

	Six Months Ended June 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$730,099	$17,827	4.92%	$759,141	$19,304	5.13%
Investment securities (2)	253,607	4,085	3.20	198,292	4,376	4.39
Other interest-earning assets (3)	36,020	321	1.80	27,797	247	1.79
Total interest-earning assets	1,019,726	22,233	4.40	985,230	23,927	4.90
Non-interest earning assets	116,308			101,377
Total assets	$1,136,034			$1,086,607
Interest-bearing liabilities:
Deposits:
Checking accounts	$159,047	219	.28	$133,787	118	.18
Money market accounts	186,386	476	.52	154,936	507	.66
Savings accounts	126,365	148	.24	117,103	193	.33
Certificates of deposit	401,762	2,827	1.42	382,320	3,381	1.78
Total deposits	873,560	3,670	.85	788,146	4,199	1.07
Borrowed funds:
Other short-term borrowed funds	13,786	33	.48	15,179	37	.49
FHLB advances	25,383	486	3.81	70,079	919	2.61
Total borrowed funds	39,169	519	2.64	85,258	956	2.23
Total interest-bearing liabilities	912,729	4,189	.93	873,404	5,155	1.19
Non-interest bearing deposits	97,781			91,254
Non-interest bearing liabilities	10,939			10,435
Total liabilities	1,021,449			975,093
Shareholders’ equity	114,585			111,514
Total liabilities and shareholders’ equity	$1,136,034			$1,086,607
Net interest-earning assets	106,997			$111,826
Net interest income / interest rate spread		$18,044	3.47%		$18,772	3.71%
Net interest margin			3.57%			3.84%
Ratio of average interest-earning assets to
average interest-bearing liabilities			111.72%			112.80%
____________________

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

Rate / Volume Analysis

The following tables show the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated.  Changes attributable to the combined impact of rate and volume have been allocated proportional to the changes due to rate and changes due to volume.

	Three Months Ended June 30,
	2011 Compared to 2010
	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(301)	$(309)	$(610)
Investment securities	(724)	601	(123)
Other interest-earning assets	52	(11)	41
Total	(973)	281	(692)

Interest expense:
Deposits:
Checking accounts	43	13	56
Money market accounts	(82)	48	(34)
Savings accounts	(34)	7	(27)
Certificates of deposit	(377)	12	(365)
Total deposits	(450)	80	(370)
Borrowed funds:
Other short-term borrowed funds	(1)	―	(1)
FHLB advances	122	(301)	(179)
Total borrowed funds	121	(301)	(180)
Total	(329)	(221)	(550)
Net change in net interest income	$(644)	$502	$(142)

	Six Months Ended June 30,
	2011 Compared to 2010
	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(752)	$(725)	$(1,477)
Investment securities	(1,344)	1,053	(291)
Other interest-earning assets	1	73	74
Total	(2,095)	401	(1,694)

Interest expense:
Deposits:
Checking accounts	76	25	101
Money market accounts	(123)	92	(31)
Savings accounts	(59)	14	(45)
Certificates of deposit	(719)	165	(554)
Total deposits	(825)	296	(529)
Borrowed funds:
Other short-term borrowed funds	(1)	(3)	(4)
FHLB advances	310	(743)	(433)
Total borrowed funds	309	(746)	(437)
Total	(516)	(450)	(966)
Net change in net interest income	$(1,579)	$851	$(728)

Net Interest Income

Net Interest Income. Net interest income totaled $9.2 million for the three months ended June 30, 2011 compared to $9.3 million for the three months ended June 30, 2010.  Net interest income totaled $18.0 million for the six months ended June 30, 2011 compared to $18.8 million for the six months ended June 30, 2010.  The net interest margin for the three months ended June 30, 2011 decreased 20 basis points to 3.59% from 3.79% for the comparable 2010 period and for the six months ended June 30, 2011 decreased 27 basis points to 3.57% from 3.84% for the 2010 period.  The decreases in net interest income and net interest margin were primarily a result of lower yields on loans and investment securities as a result of the lower interest rate environment combined with a balance decrease in the higher yielding loan portfolio and higher levels of lower yielding investment securities and liquidity.

Interest Income.  Interest income decreased to $11.2 million for the three months ended June 30, 2011 compared to $11.9 million for the comparable 2010 period.  For the six months ended June 30, 2011, interest income decreased to $22.2 million from $23.9 million for the 2010 period.  The weighted-average rate on interest-earnings assets decreased to 4.38% and 4.40% for the three and six months ended June 30, 2011, respectively, from 4.84% and 4.90% for the comparable 2010 periods.  The decrease was primarily due to higher average balances of investment securities, lower average balances of loans receivable, and the current lower interest rate environment which reduced the yields on loans receivable and investment securities.  The yield on loans receivable decreased due to a reduction in interest income related to the higher level of non-accrual loans.  The yield on investment securities declined due to reinvesting maturing investment securities in lower yielding investments as market interest rates remained significantly low.  In addition during 2011, the Bank was holding higher levels of short-term liquid investments due to the lack of desirable investment alternatives in the current interest rate environment.

           Interest Expense.  Interest expense decreased to $2.0 million for the three months ended June 30, 2011 from $2.6 million for the 2010 period.  The average cost of interest-bearing liabilities decreased 29 basis points to .89% for the three months ended June 30, 2011 from 1.18% for the prior year quarter.  For the six months ended June 30, 2011, interest expense decreased to $4.2 million from $5.2 million for the 2010 period.  The average cost of interest-bearing liabilities decreased 26 basis points to .93% for the six months ended June 30, 2011 from 1.19% for the 2010 period.  Interest expense continues to be positively affected by strong growth in low-cost core deposit balances and a reduction in higher cost certificates of deposit.

Interest expense on interest-earning deposits decreased to $1.8 million and $3.7 million, respectively, for the three and six month periods ended June 30, 2011 from $2.1 million and $4.2 million, respectively, for the comparable 2010 periods.  The weighted-average cost of deposits decreased 26 and 22 basis points to .81% and .85%, respectively, for the three and six month periods ended June 30, 2011 from 1.07% for the comparable 2010 periods as a result of disciplined pricing on deposits, the repricing of certificates of deposit at lower interest rates, and increases in the average balance of non-interest bearing deposits, which was partially offset by increases in the average balance of interest bearing deposits.

Interest expense on borrowed funds decreased to $256,000 and $519,000, respectively, for the three and six months ended June 30, 2011 from $437,000 and $956,000, respectively, for the 2010 periods primarily as a result of significant reductions in the average balance of borrowed funds during the 2011 periods compared to the 2010 periods as we continue to strengthen our balance sheet and enhance our liquidity position by replacing this higher cost funding source with core deposits.  Partially offsetting the decrease in the cost of deposits, the weighted-average cost of borrowed funds increased 30 and 41 basis points, respectively during the three and six months ended June 30, 2011 to 2.64% from 2.34% and 2.23% for the three and six months ended June 30, 2010 due to the maturity of lower cost FHLB advances during early 2011.

Provision for Loan Losses

The Company’s provision for loan losses was $996,000 for the three months ended June 30, 2011 compared to $817,000 for the 2010 period.  The Company’s provision for loan losses was $1.9 million compared to $2.5 million, respectively, for the six months ended June 30, 2011 and 2010.  For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following table identifies the changes in non-interest income for the period presented:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,174	$1,320	$(146)	(11.1)%
Card-based fees	520	486	34	7.0
Commission income	78	46	32	69.6
Subtotal fee based revenues	1,772	1,852	(80)	(4.3)
Income from bank-owned life insurance	210	262	(52)	(19.8)
Other income	119	118	1	.8
Subtotal	2,101	2,232	(131)	(5.9)
Net gain on sale of:
Investment securities	173	―	173	NM
Loans receivable	26	―	26	NM
Other real estate owned	2,238	11	2,227	NM
Total non-interest income	$4,538	$2,243	$2,295	102.3%

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$2,250	$2,540	$(290)	(11.4)%
Card-based fees	995	923	72	7.8
Commission income	123	100	23	23.0
Subtotal fee based revenues	3,368	3,563	(195)	(5.5)
Income from bank-owned life insurance	416	485	(69)	(14.2)
Other income	222	268	(46)	(17.2)
Subtotal	4,006	4,316	(310)	(7.2)
Net gain on sale of:
Investment securities	692	456	236	51.8
Loans receivable	58	―	58	NM
Other real estate owned	2,233	12	2,221	NM
Total non-interest income	$6,989	$4,784	$2,205	46.1%

Service charges and other fees were impacted by a lower volume of non-sufficient funds transactions which is an industry trend that is expected to continue, if not accelerate, due to regulatory changes affecting deposit account overdraft activity.  Service charges and other fees were also impacted by lower credit enhancement fee income related to non-owner occupied commercial real estate letters of credit as we continue to strategically reduce our exposure to these types of relationships.  The $2.2 million increase in net gain on the sale of other real estate owned was primarily due to a gain recognized on the sale of a large commercial property.  Higher card-based fees, net gains on the sale of securities, and a net gain on the sale of loans receivable were partially offset by lower income from bank-owned life insurance and other income.  For information related to net gains on sale of investment securities, see “Changes in Financial Condition – Investment Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Expense

The following table identifies changes in our non-interest expense for the period presented:

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$4,194	$4,095	$99	2.4%
Retirement and stock related compensation	216	194	22	11.3
Medical and life benefits	620	250	370	148.0
Other employee benefits	17	11	6	54.5
Subtotal compensation and employee benefits	5,047	4,550	497	10.9
Net occupancy expense	670	651	19	2.9
FDIC insurance premiums and OTS assessments	504	669	(165)	(24.7)
Professional fees	334	744	(410)	(55.1)
Furniture and equipment expense	454	526	(72)	(13.7)
Data processing	441	443	(2)	(.5)
Marketing	270	216	54	25.0
Other real estate owned related expense, net	2,011	255	1,756	688.6
Loan collection expense	233	153	80	52.3
Severance and early retirement expense	―	437	(437)	NM
Other general and administrative expenses	1,107	952	155	16.3
Total non-interest expense	$11,071	$9,596	$1,475	15.4%

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$8,663	$8,175	$488	6.0%
Retirement and stock related compensation	429	389	40	10.3
Medical and life benefits	1,167	625	542	86.7
Other employee benefits	27	30	(3)	(10.0)
Subtotal compensation and employee benefits	10,286	9,219	1,067	11.6
Net occupancy expense	1,435	1,406	29	2.1
FDIC insurance premiums and OTS assessments	1,157	1,269	(112)	(8.8)
Professional fees	722	1,337	(615)	(46.0)
Furniture and equipment expense	917	1,059	(142)	(13.4)
Data processing	883	873	10	1.1
Marketing	457	330	127	38.5
Other real estate owned related expense, net	2,603	886	1,717	193.8
Loan collection expense	353	322	31	9.6
Severance and early retirement expense	―	440	(440)	NM
Other general and administrative expenses	2,225	1,922	303	15.8
Total non-interest expense	$21,038	$19,063	$1,975	10.4%

Compensation and employee benefits increased $497,000 and $1.1 million, respectively, for the three and six months ended June 30, 2011 from the 2010 periods.  The increase was primarily a result of an increase in compensation and mandatory benefits expense due to normal salary adjustments coupled with an increase in estimated incentive accruals.  Medical and life benefits increased due to significantly higher medical claims incurred during 2011.

FDIC insurance premiums and OTS assessments expense decreased $165,000 and $112,000, respectively, for the three and six months ended June 30, 2011 from the 2010 periods due to the new FDIC premium assessment methodology.

Professional fees decreased $410,000 and $615,000, respectively, for the three and six months ended June 30, 2011 from the 2010 periods primarily due to the absence of fees during 2011 relating to the 2010 annual meeting proxy contest.

Other real estate owned related expense increased during the 2011 periods due to the establishment of valuation allowances totaling $1.8 million related to two other real estate owned properties.

Income Tax Expense

Income tax expense for the three months ended June 30, 2011 totaled $425,000, equal to an effective tax rate of 25.6% compared to an effective tax rate of 15.4% for the second quarter of 2010.   Income tax expense for the six months ended June 30, 2011 totaled $391,000, equal to an effective tax rate of 18.7% compared to an effective tax rate of 14.6% for the 2010 period.  The increase in the effective income tax rate during the 2011 periods was due to the increased level of income before income taxes as a result of the gain on the sale of other real estate owned properties coupled with the reduced impact of BOLI and tax credits.

Changes in Financial Condition

Our total assets at June 30, 2011 remained fairly stable at $1.13 billion compared to $1.12 billion at December 31, 2010.

	June 30, 2011	December 31, 2010	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$47,498	$61,754	$(14,256)	(23.1)%
Investment securities available-for-sale, at fair value	234,121	197,101	37,020	18.8
Investment securities held-to-maturity, at cost	14,837	17,201	(2,364)	(13.7)
Federal Home Loan Bank stock, at cost	8,638	20,282	(11,644)	(57.4)
Loans receivable, net	720,477	715,405	5,072	.7
Bank-owned life insurance	35,880	35,463	417	1.2
Other real estate owned	21,164	22,324	(1,160)	(5.2)
Other assets	45,404	52,146	(6,742)	(12.9)
Total assets	$1,128,019	$1,121,676	$6,343	.6%

Liabilities and Equity:
Deposits	$964,527	$945,884	$18,643	2.0%
Borrowed funds	38,835	53,550	(14,715)	(27.5)
Other liabilities	8,491	9,314	(823)	(8.8)
Total liabilities	1,011,853	1,008,748	3,105	.3
Shareholders’ equity	116,166	112,928	3,238	2.9
Total liabilities and equity	$1,128,019	$1,121,676	$6,343	.6%

Loans Receivable

The following table provides the balance and the percentage of loans by category at the dates indicated.

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$83,082	11.3%	$74,940	10.3%	10.9%
Commercial real estate:
Owner occupied	102,315	13.8	99,435	13.6	2.9
Non-owner occupied	187,380	25.4	191,998	26.2	(2.4)
Multifamily	77,562	10.5	72,080	9.8	7.6
Commercial construction and land development	23,424	3.2	24,310	3.3	(3.6)
Commercial participations	21,194	2.9	23,594	3.2	(10.2)
Total commercial loans	494,957	67.1	486,357	66.4	1.8
Retail loans:
One-to-four family residential	183,269	24.8	185,321	25.3	(1.1)
Home equity lines of credit	54,975	7.5	56,177	7.7	(2.1)
Retail construction	2,095	.3	3,176	.4	(34.0)
Other	2,670	.4	2,122	.3	25.8
Total retail loans	243,009	33.0	246,796	33.7	(1.5)
Total loans receivable	737,966	100.1	733,153	100.1	.7
Net deferred loan fees	(450)	(.1)	(569)	(.1)	(20.9)
Total loans receivable, net of deferred loan fees	$737,516	100.0%	$732,584	100.0%	.7%

At June 30, 2011, the net loan portfolio included $164.1 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and $209.2 million of loans tied to other indices that reprice at various intervals from one month up to five years.

Loan fundings during the six months ended June 30, 2011 totaled $45.4 million compared to loan fundings of $31.5 million for the six months ended June 30, 2010, which reflects increased loan demand levels during the current year.  The Company’s business banking pipeline is improving and management is anticipating additional loan growth as well as additional line usage on the Company’s business banking revolving facilities (lines of credit) throughout the remainder of 2011.  Loan fundings in 2011 were partially offset by loan payoffs and repayments of $32.5 million, transfers to other real estate owned totaling $3.4 million, and gross charge-offs of $2.0 million.

Through the execution of our Strategic Growth and Diversification Plan, we continue to diversify our loan portfolio and reduce loans not meeting our current defined risk tolerance.  The Company has increased its targeted growth segments of the loan portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily commercial real estate, to comprise 53.1% of the commercial loan portfolio at June 30, 2011 compared to 50.7% at December 31, 2010.

Commercial participations decreased 10.2% compared to December 31, 2010 through net paydowns totaling $1.1 million and charge-offs totaling $1.3 million.  Total commercial participations by loan type and state are presented in the following tables as of the dates indicated.

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$205	1.0%	$226	1.0%	(9.3)%
Commercial real estate:
Owner occupied	104	.5	83	.3	25.3
Non-owner occupied	17,996	84.9	19,064	80.8	(5.6)
Commercial construction and land development	2,889	13.6	4,221	17.9	(31.6)
Total commercial participations	$21,194	100.0%	$23,594	100.0%	(10.2)%

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$3,824	18.0%	$4,988	21.1%	(23.3)%
Indiana	5,765	27.2	5,774	24.5	(.2)
Ohio	7,108	33.5	7,332	31.1	(3.1)
Florida	1,140	5.4	1,843	7.8	(38.1)
Colorado	1,816	8.6	2,075	8.8	(12.5)
Texas	1,541	7.3	1,582	6.7	(2.6)
Total commercial participations	$21,194	100.0%	$23,594	100.0%	(10.2)%

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

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity.  The amortized cost of investment securities available-for-sale and their fair values were as follows at the dates indicated:

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At June 30, 2011:
U.S. Treasury securities	$21,000	$20,946	$355	$—	$21,301
Government sponsored entity (GSE) securities	65,800	66,531	1,485	(17)	67,999
Corporate bonds	4,000	3,661	68	—	3,729
Collateralized mortgage obligations	50,284	47,079	1,638	(187)	48,530
Commercial mortgage-backed securities	71,696	72,873	1,401	(98)	74,176
Pooled trust preferred securities	28,159	25,396	—	(7,025)	18,371
GSE preferred stock	200	—	15	—	15
	$241,139	$236,486	$4,962	$(7,327)	$234,121

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2010:
U.S. Treasury securities	$15,000	$14,975	$3	$(159)	$14,819
Government sponsored entity (GSE) securities	30,800	30,717	421	(118)	31,020
Corporate bonds	4,000	3,629	—	(43)	3,586
Collateralized mortgage obligations	62,512	59,037	2,071	(353)	60,755
Commercial mortgage-backed securities	66,282	67,052	1,804	(158)	68,698
Pooled trust preferred securities	29,409	26,473	—	(8,348)	18,125
GSE preferred stock	5,837	—	98	—	98
	$213,840	$201,883	$4,397	$(9,179)	$197,101

The fair value of investment securities available-for-sale totaled $234.1 million at June 30, 2011 compared to $197.1 million at December 31, 2010.  Our investment securities portfolio increased since December 31, 2010 due to investing the proceeds from both our deposit growth and redemption of Federal Home Loan Bank Stock as the demand for loans remain constrained by our local economic conditions.

At June 30, 2011, our collateralized mortgage obligation portfolio totaled $48.5 million, with 93% of the portfolio maintaining a lowest credit rating of A or better.  During the second quarter of 2011, one $1.4 million issue had one of its ratings lowered to below investment grade while the other rating remained at AAA.  Subsequent to June 30, 2011, we sold this bond at a gain of $24,000.  The portfolio is mainly backed by conventional residential mortgages with prime loans originated prior to 2005, low historical delinquencies, and weighted-average credit scores in excess of 725.  The composition of this portfolio includes $5.7 million backed by Ginnie Mae.

Our commercial mortgage-backed investment securities portfolio consists mainly of senior tranches of issues originated prior to 2006 with extensive subordination and limited balloon risk.  All bonds were AAA-rated at June 30, 2011.  On July 15, 2011, a $2.9 million bond was placed on watch for downgrade due to 40% of the collateral having been previously defeased, or replaced with U.S. Treasury securities.

Our corporate bond portfolio consists of a single AA-rated, floating-rate note purchased at a large discount and maturing in 2016.

At June 30, 2011, our pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities.  The fair value of these securities is expected to recover as the economy recovers, as interest rates rise, and as the performance of the underlying collateral improves.

All of our pooled trust preferred investments were AAA-rated when they were purchased at discounts in excess of 10%.  In 2009, the market for this type of investment was severely impacted by the credit crisis leading to increased deferrals and defaults.  Credit ratings were also negatively affected in 2009, and all of these securities in our portfolio have at least one rating below investment grade.  One tranche with an amortized cost of $7.1 million holds recently updated ratings of both A and CCC-.  Despite an increasing number of previously deferring issuers resuming payments (6.9% of the previously deferring collateral “cured,” or resumed payments during the second quarter of 2011), management’s internal stress testing utilized immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring, based upon management’s review of the underlying banks’ and thrift holding companies’ most recent financial and regulatory information, is assumed to default immediately.  Despite a recent trend of recoveries from previously defaulted collateral, internal stress testing also assumes no recoveries on defaulted collateral.  All external and internal stress testing currently projects no loss of principal or interest on any of our holdings.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the Super Senior tranches.  If certain coverage tests are not met, interest is diverted from all subordinate classes to pay down principal on the Super Senior tranche.  Four of the five issues that we own are currently failing certain coverage tests designed to protect the holders of the Super Senior tranches.  As such, the proceeds of any early redemptions, successful tenders, or cures will be used to further repay principal in the Super Senior tranches of these four issues.  In the second quarter, the principal pay down rate on our investments in pooled trust preferred securities portfolio increased to an annualized pace of 15.4%, the highest levels since we purchased the securities, as underlying issuers paid off their obligations and as previously deferring issuers resumed payment and repaid past due interest.  During the second quarter of 2011, the level of collateral backing the pools deemed by management to be at risk decreased on several large redemptions, improving financials, large capital raises, acquisitions, and cures by previously deferring issuers.  Based on the increasing pace of and success of capital raises by underlying issuers and confirmed acquisitions announcements of underlying issuers, we expect additional cure and redemption announcements in the near term.  Past defaults on underlying collateral ensure cash flows will continue to be diverted to pay down principal in the Super Senior tranches for several years.

Due to the current ratings on the pooled trust preferred securities being below investment grade, our investments in pooled trust preferred securities with an aggregate market value totaling $18.4 million were downgraded to substandard in accordance with regulatory requirements.

Deposits

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$98,377	10.2%	$90,315	9.5%	8.9%
Interest-bearing	154,401	16.0	149,948	15.9	3.0
Money market accounts	188,942	19.6	177,566	18.8	6.4
Savings accounts	128,902	13.4	121,504	12.8	6.1
Core deposits	570,622	59.2	539,333	57.0	5.8
Certificates of deposit accounts	393,905	40.8	406,551	43.0	(3.1)
Total deposits	$964,527	100.0%	$945,884	100.0%	2.0%

The Bank continues to have success growing deposits through many channels including enhancing its brand recognition within its communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding its experienced sales team accountable for growing deposits and relationships.  During 2011, the Company increased its core deposits by $31.3 million, which included increases of $8.1 million in non-interest bearing checking deposits and $11.4 million in money market accounts.  Increasing core deposits is reflective of our success in deepening our client relationships, one of our core Strategic Plan objectives.  Total certificates of deposit decreased by $12.6 million, or 3.1%, at June 30, 2011 compared to December 31, 2010 as management continues to be disciplined about pricing these deposits.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative as compared to FHLB advances.  At June 30, 2011, we had $13.7 million in Repo Sweeps compared to $13.4 million at December 31, 2010.  The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds.  The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds

Borrowed funds consisted of the following at the dates indicated:

	June 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2011	$—	—%	$15,000	3.75%
2013	15,000	2.22	15,000	2.22
2014 (1)	1,096	6.71	1,096	6.71
2018 (1)	2,513	5.54	2,513	5.54
2019 (1)	6,496	6.30	6,589	6.30
Total FHLB advances	25,105	3.80	40,198	3.79

Short-term variable-rate borrowed funds - repo sweep accounts	13,730	.45	13,352	.50

Total borrowed funds	$38,835	2.62%	$53,550	2.97%
____________________

(1)	These are amortizing advances and are listed by their contractual final maturity date.

At June 30, 2011, the Bank had a line of credit with a maximum of $15.0 million in secured overnight federal funds at the federal funds market rate at the time of any borrowing.  The Bank also has a borrowing relationship with the Federal Reserve Bank (FRB) discount window.  There were no outstanding balances at June 30, 2011 and December 31, 2010.  These lines were not utilized during 2011.

Shareholders’ Equity

Shareholders’ equity at June 30, 2011 was $116.2 million compared to $112.9 million at December 31, 2010.  The increase was primarily due to $1.7 million of net income for the year to date period and a decrease in unrealized losses on investment securities available-for-sale of $1.5 million.

Asset Quality and Allowance for Loan Losses

Non-performing Assets. The following table provides information relating to non-performing assets at the dates presented.

	June 30, 2011	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$665	$578	$228
Commercial real estate:
Owner occupied	14,852	13,748	9,119
Non-owner occupied	19,844	21,320	21,512
Multifamily	1,002	855	1,071
Commercial construction and land development	7,707	9,719	9,183
Commercial participations	8,191	8,796	9,499
Total commercial loans	52,261	55,016	50,612
Retail loans:
One-to-four family residential	4,194	3,862	2,955
Home equity lines of credit	589	610	718
Retail construction	169	169	203
Other	4	4	4
Total retail loans	4,956	4,645	3,880
Total non-performing loans	57,217	59,661	54,492
Other real estate owned, net	21,164	23,567	22,324

Total non-performing assets	78,381	83,228	76,816
90 days past due loans still accruing interest	405	1,424	2,469
Total non-performing assets plus 90 days past due
loans still accruing interest	$78,786	$84,652	$79,285
Non-performing assets to total assets	6.95%	7.27%	6.85%
Non-performing loans to total loans, net of deferred fees	7.76	8.24	7.44

Total non-performing loans increased $2.7 million to $57.2 million at June 30, 2011 from $54.5 million at December 31, 2010.  Non-performing commercial loans increased $1.6 million primarily due to four commercial real estate owner occupied relationships totaling $6.4 million being transferred into nonaccrual status partially offset by partial charge-offs totaling $1.3 million on two commercial participations and a commercial construction and land development relationship totaling $2.1 million being transferred into other real estate owned.  Non-performing retail loans increased $1.1 million primarily due to 17 one-to-four family loans totaling $2.3 million being transferred into nonaccrual status partially offset by five one-to-four family loans totaling $262,000 becoming current and being transferred out of nonaccrual status along with six one-to-four family loans totaling $588,000 being transferred into other real estate owned.

During the second quarter, the Bank sold $3.4 million of other real estate owned properties and recognized pre-tax net gains on the sales of $2.2 million, the majority of which represents a recovery of a previously recorded charge-off.  The Bank currently has contracts on three separate other real estate owned properties which we anticipate will reduce non-performing assets by an additional $6.9 million during the third quarter of 2011 with an anticipated gain on sale of approximately $1.2 million, presuming they all close as scheduled and pursuant to the contractual terms.

Included in the non-performing loan totals are non-performing syndications and purchased participations as identified by loan category and states in the following tables.

	June 30, 2011	March 31, 2011	December 31, 2010	% Change from December 31 to June 30
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$5,302	$5,302	$5,302	― %
Commercial construction and land development	2,889	3,494	4,197	(31.2)
Total non-performing syndications and purchased participations	$8,191	$8,796	$9,499	(13.8)%

Illinois	$1,749	$2,354	$2,354	(25.7)%
Indiana	5,302	5,302	5,302	―
Florida	1,140	1,140	1,843	(38.1)
Total non-performing syndications and purchased participations	$8,191	$8,796	$9,499	(13.8)%

Percentage of total non-performing loans	14.3%	14.7%	17.4%
Percentage of total syndications and purchased participations	38.6	39.2	40.3

Potential Problem Assets. Potential problem assets, defined as loans classified substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, totaled $4.6 million at June 30, 2011 and $926,000 at December 31, 2010.

Allowance for Loan Losses. The following is a summary of changes in the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$17,095	$20,402	$17,179	$19,461
Loan charge-offs	(1,073)	(3,633)	(2,087)	(4,515)
Recoveries of loans previously charged-off	21	22	48	135
Net loan charge-offs	(1,052)	(3,611)	(2,039)	(4,380)
Provision for loan losses	996	817	1,899	2,527
Balance at end of period	$17,039	$17,608	$17,039	$17,608

	June 30, 2011	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Allowance for loan losses	$17,039	$17,179	$17,608
Total loans receivable, net of unearned fees	737,516	732,584	756,052
Allowance for loan losses to total loans	2.31%	2.34%	2.33%
Allowance for loan losses to non-performing loans	29.78	31.53	31.17

At December 31, 2010, we determined that a shorter credit loss history was more appropriate and indicative of the current inherent losses within our loan portfolio and consistent with current allowance trends in the banking industry.  Prior to December 31, 2010, the allowance for loan losses was calculated using a static four year historical net charge-off factor for each loan category.  In addition, the allowance for loan losses was based on our regulatory reporting categories as opposed to loan type and did not segregate the commercial purchased participation loans into a separate loan and allowance for loss category.

At December 31, 2010, we determined that a rolling eight quarter loss history ending with the current quarter was more indicative of the current inherent losses in the loan portfolio.  In addition, based on the nature of our purchased participation loans, we believe these loans have a higher degree of risk than the other loan categories due to the fact that we are not the lead lender, many of the purchased participations are outside of our market area, and the national and local economic conditions have impacted many of the projects collateralizing these participations.  We also noted that we had substantially modified our credit policy, underwriting standards, lending personnel, and lending strategy in 2007 and 2008.  In addition, in mid-2007, we ceased purchasing participation loans and substantially reduced the origination of commercial construction and land development loans.  As such, the balances in the purchased participation portfolio will continue to decrease, and we believe the significant losses incurred related to the purchased participation loans are not indicative of the losses inherent within the directly originated portfolio.  Segregation of these purchased participation loans as a separate loan category was appropriate at December 31, 2010.

Changing the allowance methodology to shorten the historical loss period and segregate the purchased participation loan portfolio resulted in a reduction in the historical loss factor percentages applied to most of the directly originated loan portfolio categories and a larger historical loss factor percentage applied to the purchased participation portfolio.  The net effect of these changes was a decrease in the provision and the allowance for loan losses at December 31, 2010 of $1.2 million.  The effect of the segregation of the purchased participation portfolio coupled with the decrease in the total loan balances from December 31, 2009 to December 31, 2010 decreased the allowance for loan losses for all non-participation loan categories by $1.9 million and the higher loss factors related to purchased participations increased the allowance for loan losses by $701,000.  The remaining decrease was primarily due to the decrease of $759,000 in the ASC 310-10 component on individually impaired loans to $8.4 million at December 31, 2010.

The allowance for loan losses was relatively stable at $17.0 million at June 30, 2011 compared to $17.2 million at December 31, 2010 and $17.6 million at June 30, 2010.  The ratio of the allowance for loan losses to total loans was also stable at 2.31% at June 30, 2011 compared to 2.34% and 2.33%, respectively, at December 31, 2010 and June 30, 2010.  The significant changes in the allowance for loan losses during the second quarter of 2011 included partial charge-offs of $605,000 related to a commercial construction and land development participation loan, $153,000 on two commercial and industrial loan relationships, $124,000 on an owner occupied commercial real estate loan, and $168,000 on six retail loans.  The provision for losses on loans increased to $996,000 for the second quarter of 2011 from $817,000 for the prior year quarter.  The higher provision was primarily the result of continual deteriorating market conditions and overall declines in collateral values.

When we determine that a non-performing collateral dependent loan has a collateral shortfall, we will immediately charge off the collateral shortfall.  As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans have been affected by cumulative partial charge-offs of $7.3 million recorded through June 30, 2011 on $8.5 million, net of charge-offs, of collateral dependent non-performing loans and specific impairment reserves totaling $8.0 million on other non-collateral dependent non-performing loans at June 30, 2011.

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

At June 30, 2011, we had cash and cash equivalents of $47.5 million, a decrease from $61.8 million at December 31, 2010.  The decrease was mainly the result of:

•	purchases of investment securities totaling $83.0 million;
•	net loan fundings totaling $10.6 million; and
•	repayment of FHLB advances totaling $15.1 million.

     The above cash outflows were partially offset by:

•	increases in deposit accounts totaling $18.6 million;
•	proceeds from sales, maturities, and paydowns of investment securities aggregating $51.4 million;
•	redemption of FHLB stock of $11.6 million; and
•	proceeds from the sale of other real estate owned totaling $6.1 million.

We use our sources of funds primarily to meet our ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain an investment securities portfolio.  We anticipate that we will continue to have sufficient funds to meet our current commitments.

As of July 21, 2011, as part of the consolidation of the OTS into the Office of the Comptroller of the Currency (the OCC) under the Dodd-Frank Wall Street Reform and Consumer Protection Act, the OTS ceased operations, and regulatory oversight of the Bank and the Company was assumed by the OCC and the Federal Reserve, respectively.  The Federal Reserve and the OCC are now responsible for the administration of our informal regulatory agreements previously entered into with the OTS.

Our liquidity needs consist primarily of operating expenses and dividend payments to shareholders.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  We are prohibited from repurchasing shares and incurring any debt at the parent company without the prior approval of the OCC under our informal regulatory agreement.

We are currently prohibited from paying dividends without the prior approval of the OCC pursuant to our informal regulatory agreement.  Absent such restriction, regulations provide various standards under which the Bank may declare and pay dividends to the Company without prior approval.   The dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  At June 30, 2011, under current regulations, the Bank had $6.6 million of retained earnings available for dividend declarations.  At June 30, 2011, the parent company had $3.0 million in cash and cash equivalents.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations

The following table presents our contractual obligations to third parties at June 30, 2011 by maturity:

	Payments Due By Period
		Over One	Over Three	Over
	One Year	through	through	Five
	or less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Certificates of deposit	$275,756	$92,940	$24,597	$612	$393,905
FHLB advances (1)	339	15,752	1,796	7,218	25,105
Short-term borrowed funds (2)	13,730	—	—	—	13,730
Service bureau contract	1,663	3,326	3,326	—	8,315
Operating leases	389	416	259	1,935	2,999
Dividends payable on common stock	109	—	—	—	109
	$291,986	$112,434	$29,978	$9,765	$444,163

_______________
(1)   Does not include interest expense at the weighted-average contractual rate of 3.80% for the periods presented.
(2)   Does not include interest expense at the weighted-average contractual rate of .45% for the periods presented.

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

Off-Balance Sheet Obligations

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

The following table details the amounts and expected maturities of significant commitments at June 30, 2011:

		Over One
		through	Over Three	Over
	One Year	Three	through	Five
	or Less	Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$13,628	$31	$—	$39	$13,698
Commercial real estate:
Owner occupied	9,577	—	135	—	9,712
Non-owner occupied	1,699	—	—	—	1,699
Multifamily	1,915	—	—	—	1,915
Commercial construction and land development	2,276	131	—	—	2,407
Commercial participations	—	48	—	—	48
Retail	1,795	—	—	—	1,795
Commitments to fund unused:
Equity lines of credit	15,926	—	—	40,851	56,777
Commercial business lines	46,318	4,506	—	16	50,840
Construction loans	2,709	—	3,425	—	6,134
Credit enhancements	3,984	—	—	13,543	17,527
Letters of credit	4,312	257	—	—	4,569
	$104,139	$4,973	$3,560	$54,449	$167,121

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  Credit enhancements expire at various dates through 2018.  Letters of credit expire at various dates through 2013.

We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act.  These commitments include $368,000 to be funded over three years.  The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.  These commitments are not included in the commitment table above.

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

Regulatory Capital

The Bank is subject to minimum capital adequacy guidelines as set forth in regulations previously adopted by the OTS which are now enforced by the OCC.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material impact on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures previously established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets.  At June 30, 2011, the Bank exceeded all minimum regulatory capital ratios to be considered “well capitalized.”

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2011:
Tangible capital to adjusted total assets	$102,549	9.17%	$16,768	>=1.5%	$22,357	>=2.0%
Tier 1 (core) capital to adjusted total assets	102,549	9.17	44,714	>=4.0	55,893	>=5.0
Tier 1 (core) capital to risk-weighted assets	102,549	12.22	33,576	>=4.0	50,363	>=6.0
Total capital to risk-weighted assets	111,574	13.29	67,151	>=8.0	83,939	>=10.0

As of December 31, 2010:
Tangible capital to adjusted total assets	$101,144	9.07%	$16,719	>=1.5%	$22,292	>=2.0%
Tier 1 (core) capital to adjusted total assets	101,144	9.07	44,583	>=4.0	55,729	>=5.0
Tier 1 (core) capital to risk-weighted assets	101,144	12.26	33,005	>=4.0	49,508	>=6.0
Total capital to risk-weighted assets	109,869	13.32	66,011	>=8.0	82,514	>=10.0

As of June 30, 2011 and December 31, 2010, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain a minimum core capital to adjusted total assets, core capital to risk-weighted assets, and total capital to risk-weighted asset ratios as set forth in the table above.

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at June 30, 2011:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$114,538	$114,538	$114,538
Disallowed deferred tax asset	(12,573)	(12,573)	(12,573)
Adjustment for unrealized losses on available-for-sale securities	1,413	1,413	1,413
Other	(829)	(829)	(829)
General allowance for loan losses	―	―	9,025
Regulatory capital of the Bank	$102,549	$102,549	$111,574

The decrease in the Bank’s risk-based capital ratio from December 31, 2010 is primarily a result of an increase in the Bank’s shareholders’ equity from net income for 2011 partially offset by a decrease in other interest earnings deposits that are in the 0% category.  Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors.  In assessing the amount of the disallowed deferred tax asset, we consider a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, available tax planning strategies, and OCC limitations.  Using all information available to us at each statement of condition date, these factors are reviewed and vary from period to period.

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

We maintain a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, interest rate risk (IRR), and liquidity.  The Asset/Liability Management Policy falls under the authority of the Board of Directors which in turn assigns its formulation, revision, and administration to the ALCO.  The ALCO meets monthly and consists of certain senior officers and one outside director.  The results of the monthly meetings are reported to the Board of Directors.  The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor our capital position, review the current and prospective liquidity positions, and monitor alternative funding sources.  The policy requires management to measure overall IRR exposure using Net Present Value analysis and earnings-at-risk analysis.

We use Net Portfolio Value Analysis as the primary measurement of our interest rate risk.  Under prior OTS regulations in Thrift Bulletin 13a, we are required to measure our interest rate risk assuming various increases and decreases in general interest rates and their effect on our market value of portfolio equity.  The

Board of Directors has established limits to changes in Net Portfolio Value (NPV), (including limits regarding the change in net interest income discussed below), across a range of hypothetical interest rate changes.  If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits.  NPV is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance sheet items.

Net Portfolio Value Analysis measures our interest rate risk by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a shock in interest rates ranging down 200 to up 300 basis points.  The following table shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of June 30, 2011 and December 31, 2010.

	Net Portfolio Value
	At June 30, 2011			At December 31, 2010
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates
(Basis Points)
+300	$133,026	$5,685	4.5%	$135,273	$5,530	4.3%
+200	133,141	5,799	4.6	135,380	5,637	4.3
+100	131,554	4,213	3.3	132,500	2,757	2.1
0	127,341	―	―	129,743	—	—
-100	116,163	(11,178)	(8.8)	119,664	(10,079)	(7.8)
-200	107,585	(19,756)	(15.5)	111,927	(17,816)	(13.7)

Our reported earnings at risk analysis models the impact of instantaneous parallel shifts in yield curve changes in interest rates (assuming interest rates rise and fall in increments of 100 basis points), on anticipated net interest income over a 12-month horizon.  These models are modeling underlying cash flows in each of our interest-sensitive portfolios under these changing rate environments.  This includes adjusting anticipated prepayments, changing expected business volumes and mix as well as modeling anticipated changes in interest rates paid on core deposit accounts, whose rates do not necessarily move in any relationship to movements in Treasury rates.  We compare these results to our results assuming flat interest rates.

The following table presents the projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at June 30, 2011 and December 31, 2010, respectively.

	Change in
	Net Interest Income
	Over a Twelve
	Month Period
	June 30, 2011		December 31, 2010
	$ Change	% Change	$ Change	% Change
Assumed Change in Interest Rates
(Basis Points)
+300	$(515)	(1.3)%	$(504)	(1.3)%
+200	(380)	(1.0)	(334)	(.9)
+100	(335)	(.9)	(231)	(.6)
-100	1,003	2.6	1,276	3.4
-200	636	1.6	808	2.2

The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to decrease 1.0% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase 2.6% in year one.  Interest income projections for rates moving down 100 basis points are greater than for rates moving down 200 basis points as rates on short-term liabilities have limited room to reprice lower while rates on certain assets are at contractual or absolute floors.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of interest earning assets and interest-bearing liabilities, their repricing characteristics and frequencies, and related interest rates.  Actual results will differ from the above model results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies.  The above table does not reflect any actions we might take in response to changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At June 30, 2011, we were in compliance with all of our tolerance limits with the exception of the NPV tolerance limit for a movement in rates down 200 basis points.  Given the current low level of interest rates, we do not believe this exception is material because this interest scenario is not probable.

The IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.           Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.         Risk Factors

    In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A.  Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, as updated by this report, which could materially affect our business, financial condition, or future results.  There have been no material changes from the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as noted below.

Concerns regarding the recent downgrade of the U.S. government’s credit rating could have a material adverse effect on our business, financial condition, liquidity, and results of operations.

    On August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+.  On August 8, 2011 Standard & Poor’s also lowered the credit rating of several related government agencies and institutions, including FHLMC, FNMA, the Federal Farm Credit Bank, and the FHLB, from AAA to AA+.  While U.S. lawmakers reached agreement to raise the federal debt ceiling on August 2, 2011, the downgrade, according to Standard & Poor’s, reflects its view that the fiscal consolidation plan within that agreement fell short of what would be necessary to stabilize the U.S. government’s medium term debt dynamics.  This downgrade could have material adverse impacts on financial and banking markets and economic conditions in the United States and throughout the world and, in turn, the market’s anticipation of these impacts could have a material adverse effect on our business, financial condition, and liquidity.  In particular, it could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability.  It may also negatively affect the value and liquidity of the government securities we hold in our investment portfolio and could result in our counterparties or certain municipal depositors with collateral pledge requirements requiring us to post additional or alternative collateral for our borrowings or deposits.

    The Bank has been reducing its investment exposure to FHLMC and FNMA over the last 18 months and has no direct exposure to the securities of these agencies in its investment portfolio at June 30, 2011.  The Bank currently sells its conforming mortgage loan production solely to FNMA, as it is uncertain as to what, if any, impact the downgrade will have on FNMA and its loan purchase and funding capacity.  The Bank owns $8.6 million of stock in the FHLB of Indianapolis, which is also a primary source of our borrowing capacity.  The Bank also owns $32.7 million and $25.0 million of FHLB and Federal Farm Credit Bank debt securities, respectively, at June 30, 2011.  The Company’s investment in bank owned life insurance is currently in a separate account requiring investment securities with a minimum rating of AAA or A1/P1.  The Company has not yet received information from the insurance company whether the fund will be required to liquidate the downgraded investments, or if a policy change regarding the minimum acceptable rating will be proposed and accepted.  The Bank has the ability to reallocate its portfolio with limited consequences and is protected from market value risk through a stable value transaction.  Also, the adverse consequences as a result of the downgrade could extend to the borrowers of the loans we make and, as a result, could adversely affect our borrowers’ ability to repay their loans and, accordingly, affect our credit quality.  Because of the unprecedented nature of the negative credit rating actions with respect to U.S. government obligations, the ultimate impacts on markets and our business, financial condition, liquidity, and results of operations are unpredictable and may not be immediately apparent. These consequences could be exacerbated if other statistical rating agencies, particularly Moody’s and Fitch, decide to downgrade the U.S. government’s credit rating in the future.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
We did not repurchase any shares of our common stock during the quarter ended June 30, 2011.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior approval pursuant to an informal regulatory agreement.

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
101.0
The following financial statements from the CFS Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 9, 2011, formatted in Extensive Business Reporting Language (XBRL):  (i) condensed consolidated statements of condition, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of changes in shareholders’ equity, (iv) condensed consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements (4)

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
(4)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1033 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CFS BANCORP, INC.

Date: August 9, 2011	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: August 9, 2011	By:	/s/ Jerry A. Weberling
Jerry A. Weberling, Executive Vice President
and Chief Financial Officer