Form 10-Q
period 2011-09-30
CFS BANCORP INC
filed 2011-11-02
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

The Registrant had 10,875,565 shares of Common Stock issued and outstanding as of October 31, 2011.

CFS BANCORP, INC.
Form 10-Q

		Page
	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
	Condensed Consolidated Statements of Condition	3
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	64

Item 4.	Controls and Procedures	66

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	67

Item 1A.	Risk Factors	67

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 3.	Defaults Upon Senior Securities	67

Item 4.	(Removed and Reserved)	67

Item 5.	Other Information	68

Item 6.	Exhibits	68

Signature Page		69

Certifications of Principal Executive Officer and Principal Financial Officer
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.0

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS	(Dollars in thousands)

Cash and amounts due from depository institutions	$33,421	$24,624
Interest-bearing deposits	84,344	37,130
Cash and cash equivalents	117,765	61,754
Investment securities available-for-sale, at fair value	218,417	197,101
Investment securities held-to-maturity, at cost	14,387	17,201
Federal Home Loan Bank stock, at cost	8,638	20,282
Loans receivable	725,467	732,584
Allowance for loan losses	(17,186)	(17,179)
Net loans	708,281	715,405
Loans held for sale	839	—
Bank-owned life insurance	36,095	35,463
Accrued interest receivable	2,908	3,162
Other real estate owned	17,195	22,324
Office properties and equipment	18,053	20,464
Net deferred tax assets	17,708	17,923
Other assets	8,195	10,597
Total assets	$1,168,481	$1,121,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$986,441	$945,884
Borrowed funds	56,115	53,550
Advance payments by borrowers for taxes and insurance	5,868	4,618
Other liabilities	5,302	4,696
Total liabilities	1,053,726	1,008,748

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,877,015 and 10,850,040 shares outstanding	234	234
Additional paid-in capital	187,023	187,164
Retained earnings	85,365	83,592
Treasury stock, at cost; 12,546,291 and 12,573,266 shares	(154,766)	(155,112)
Accumulated other comprehensive loss, net of tax	(3,101)	(2,950)
Total shareholders’ equity	114,755	112,928
Total liabilities and shareholders’ equity	$1,168,481	$1,121,676

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$8,881	$9,199	$26,708	$28,503
Investment securities	1,794	2,176	5,879	6,552
Other interest-earning assets	80	90	401	337
Total interest income	10,755	11,465	32,988	35,392
Interest expense:
Deposits	1,602	2,143	5,272	6,342
Borrowed funds	294	436	813	1,392
Total interest expense	1,896	2,579	6,085	7,734
Net interest income	8,859	8,886	26,903	27,658
Provision for loan losses	2,673	525	4,572	3,052
Net interest income after provision for loan losses	6,186	8,361	22,331	24,606
Non-interest income:
Service charges and other fees	1,263	1,290	3,513	3,830
Card-based fees	520	475	1,515	1,398
Commission income	100	40	223	140
Net gain on sale of:
Investment securities	758	―	1,450	456
Loans held for sale	66	―	124	―
Other real estate owned	266	2	2,499	14
Income from bank-owned life insurance	216	217	632	702
Other income	121	103	343	371
Total non-interest income	3,310	2,127	10,299	6,911
Non-interest expense:
Compensation and employee benefits	4,818	4,709	15,104	13,928
Net occupancy expense	706	691	2,141	2,097
FDIC insurance premiums and regulatory assessments	481	623	1,638	1,891
Professional fees	309	512	1,031	1,850
Furniture and equipment expense	436	488	1,353	1,547
Data processing	424	443	1,307	1,316
Marketing	213	189	670	519
Other real estate owned related expense, net	614	470	3,217	1,356
Loan collection expense	117	156	470	478
Severance and early retirement expense	―	88	―	528
Other general and administrative expenses	1,068	1,068	3,293	2,990
Total non-interest expense	9,186	9,437	30,224	28,500
Income before income taxes	310	1,051	2,406	3,017
Income tax (benefit) expense	(84)	188	307	475
Net income	$394	$863	$2,099	$2,542

Per share data:
Basic earnings per share	$.04	$.08	$.20	$.24
Diluted earnings per share	.04	.08	.20	.24
Cash dividends declared per share	.01	.01	.03	.03
Weighted-average common and common share equivalents outstanding:
Basic	10,693,724	10,657,719	10,678,788	10,626,890
Diluted	10,753,386	10,707,163	10,739,969	10,701,072

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

					Accumulated
		Additional			Other
	Common	Paid-In	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total
	(Unaudited)
	(Dollars in thousands)
Balance at January 1, 2010	$234	$188,930	$80,564	$(157,041)	$(2,314)	$110,373
Net income	—	—	2,542	—	—	2,542
Other comprehensive income:
Change in unrealized depreciation on investment securities available-for-sale, net of reclassification and tax	—	—	—	—	1,124	1,124
Total comprehensive income	—	—	—	—	—	3,666
Net distribution of Rabbi Trust shares	—	(447)	—	447	—	—
Forfeiture of restricted stock awards	—	295	4	(295)	—	4
Vesting of restricted stock awards	—	164	—	—	—	164
Unearned compensation restricted stock awards	—	(436)	—	436	—	—
Reclassification of treasury stock issuances of restricted stock at average cost	—	(1,431)	—	1,431	—	—
Dividends declared on common stock ($.03 per share)	—	—	(327)	—	—	(327)
Balance at September 30, 2010	$234	$187,075	$82,783	$(155,022)	$(1,190)	$113,880

Balance at January 1, 2011	$234	$187,164	$83,592	$(155,112)	$(2,950)	$112,928
Net income	—	—	2,099	—	—	2,099
Other comprehensive income:
Change in unrealized depreciation on investment securities available-for-sale, net of reclassification and tax	—	—	—	—	(151)	(151)
Total comprehensive income	—	—	—	—	—	1,948
Net distribution of Rabbi Trust shares	—	(119)	—	119	—	—
Forfeiture of restricted stock awards	—	445	2	(445)	—	2
Vesting of restricted stock awards	—	205	—	—	—	205
Unearned compensation restricted stock awards	—	(672)	—	672	—	—
Dividends declared on common stock ($.03 per share)	—	—	(328)	—	—	(328)
Balance at September 30, 2011	$234	$187,023	$85,365	$(154,766)	$(3,101)	$114,755

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,
	2011	2010
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$2,099	$2,542
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,572	3,052
Depreciation and amortization	1,121	1,200
Net discount accretion on investment securities available-for-sale	(7)	(406)
Net premium amortization on investment securities held-to-maturity	120	125
Net gain on sale of:
Loans held for sale	(124)	—
Investment securities	(1,450)	(456)
Other real estate owned	(2,499)	(14)
Write downs on other real estate owned	2,101	642
Write downs on transfer of future branch sites to other real estate owned	396	—
Write down on construction in process	106	—
Deferred income tax expense	408	386
Proceeds from sale of loans held for sale	5,680	—
Origination of loans held for sale	(6,139)	(4,144)
Increase in cash surrender value of bank-owned life insurance	(632)	(702)
Decrease in other assets	2,875	1,694
Increase in other liabilities	375	521
Net cash flows provided by operating activities	9,002	4,440
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	42,136	9,603
Loan participations	2,088	—
Other real estate owned	13,409	1,144
Proceeds from maturities and pay downs of:
Investment securities, available-for-sale	39,127	61,744
Investment securities, held-to-maturity	2,694	1,500
Purchases of:
Investment securities, available-for-sale	(101,336)	(90,724)
Investment securities, held-to-maturity	—	(8,456)
Properties and equipment	(323)	(1,429)
Redemption of Federal Home Loan Bank stock	11,645	—
Net change in loans	(6,397)	16,262
Net cash flows provided by (used in) investing activities	3,043	(10,356)
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	40,478	80,012
Advance payments by borrowers for taxes and insurance	1,250	1,630
Short-term borrowed funds	2,824	(10,367)
Proceeds from Federal Home Loan Bank advances	15,000	18,000
Repayments of Federal Home Loan Bank advances	(15,259)	(55,242)
Dividends paid on common stock	(327)	(327)
Net cash flows provided by financing activities	43,966	33,706
Increase in cash and cash equivalents	56,011	27,790
Cash and cash equivalents at beginning of period	61,754	24,428
Cash and cash equivalents at end of period	$117,765	$52,218
Supplemental disclosures:
Loans and land transferred to other real estate owned	$7,881	$16,741
Cash paid for interest on deposits	5,279	6,344
Cash paid for interest on borrowed funds	834	1,425
Cash paid for income taxes	—	1,075

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for the year ending December 31, 2011.  The September 30, 2011 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2010 included in the Company’s Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)

Net income	$394	$863	$2,099	$2,542

Weighted-average common shares:
Outstanding	10,693,724	10,657,719	10,678,788	10,626,890
Equivalents (1)	59,662	49,444	61,181	74,182
Total	10,753,386	10,707,163	10,739,969	10,701,072

Earnings per share:
Basic	$.04	$.08	$.20	$.24
Diluted	.04	.08	.20	.24

Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	516,495	651,995	559,847	681,336
Weighted-average exercise price of anti-dilutive option shares	$14.03	$13.44	$13.81	$13.37

____________________

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

3.   Investment Securities

The amortized cost of investment securities and their fair values are as follows for the periods indicated:

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At September 30, 2011:
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,969	$436	$—	$15,405
Government sponsored entity (GSE) securities	51,800	51,923	1,665	—	53,588
Corporate bonds	4,000	3,677	66	—	3,743
Collateralized mortgage obligations	56,825	50,978	1,258	(1,088)	51,148
Commercial mortgage-backed securities	74,892	76,646	1,114	(236)	77,524
Pooled trust preferred securities	27,910	25,220	—	(8,215)	17,005
GSE preferred stock	200	—	4	—	4
Total available-for-sale securities	$230,627	$223,413	$4,543	$(9,539)	$218,417

Held-to-maturity investment securities:
Asset backed securities	$8,620	$8,917	$244	$—	$9,161
Municipal securities	5,470	5,470	63	—	5,533
Total held-to-maturity investment securities	$14,090	$14,387	$307	$—	$14,694

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2010:
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,975	$3	$(159)	$14,819
Government sponsored entity (GSE) securities	30,800	30,717	421	(118)	31,020
Corporate bonds	4,000	3,629	—	(43)	3,586
Collateralized mortgage obligations	62,512	59,037	2,071	(353)	60,755
Commercial mortgage-backed securities	66,282	67,052	1,804	(158)	68,698
Pooled trust preferred securities	29,409	26,473	—	(8,348)	18,125
GSE preferred stock	5,837	—	98	—	98
Total available-for-sale securities	$213,840	$201,883	$4,397	$(9,179)	$197,101

Held-to-maturity investment securities:
Asset backed securities	$9,844	$10,261	$126	$(7)	$10,380
Municipal securities	6,940	6,940	106	—	7,046
Total held-to-maturity investment securities	$16,784	$17,201	$232	$(7)	$17,426

The Company’s investments in collateralized mortgage obligations consisted of $5.5 million and $13.5 million of GSE issued investment securities and $45.6 million and $47.3 million of non-agency (private issued) residential investment securities at September 30, 2011 and December 31, 2010, respectively.

Investment securities with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated.

	September 30, 2011
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$21,734	$(1,077)	$38	$(11)	$21,772	$(1,088)
Commercial mortgage-backed securities	20,847	(236)	—	—	20,847	(236)
Pooled trust preferred securities	—	—	17,005	(8,215)	17,005	(8,215)
	$42,581	$(1,313)	$17,043	$(8,226)	$59,624	$(9,539)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasury securities	$11,905	$(159)	$—	$—	$11,905	$(159)
GSE securities	5,870	(118)	—	—	5,870	(118)
Corporate bonds	3,586	(43)	—	—	3,586	(43)
Collateralized mortgage obligations	8,538	(323)	1,204	(30)	9,742	(353)
Commercial mortgage-backed securities	10,255	(158)	—	—	10,255	(158)
Pooled trust preferred securities	—	—	18,125	(8,348)	18,125	(8,348)
Asset backed securities	10,380	(7)	—	—	10,380	(7)
	$50,534	$(808)	$19,329	$(8,378)	$69,863	$(9,186)

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

At September 30, 2011, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity.  We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at September 30, 2011 did not constitute other-than-temporary impairments.

The amortized cost and fair value of investment securities at September 30, 2011, by contractual maturity, are shown in the following tables.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
U.S. Treasury securities:
Due in one year or less	$3,005	$3,008
Due after one year through five years	11,964	12,397
GSE securities:
Due in one year or less	798	831
Due after one year through five years	51,125	52,757
Corporate bonds — Due after five years	3,677	3,743
Collateralized mortgage obligations:
Due after one year through five years	737	741
Due after five years	50,241	50,407
Commercial mortgage-backed securities	76,646	77,524
Pooled trust preferred securities	25,220	17,005
GSE preferred stock	—	4
	$223,413	$218,417

	Held-to-Maturity
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)
Asset backed securities — Due after five years	$8,917	$9,161
Municipal securities:
Due in one year or less	2,500	2,518
Due after one year through five years	2,970	3,015
	$14,387	$14,694

The following table provides information as to the amount of gross gains and losses realized through the sales of investment securities available-for-sale:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$758	$—	$1,450	$456
Gross realized losses	—	—	—	—
Net realized gains	$758	$—	$1,450	$456
Income tax expense on realized gains	$272	$—	$525	$155

The carrying value of investment securities pledged as collateral to secure public deposits and for other purposes at September 30, 2011 and December 31, 2010 was $54.5 million and $47.9 million, respectively.  Other than the U.S. Government, its agencies, and GSEs, there were no other holdings of investment securities of any one issuer in an amount greater than 10% of shareholders’ equity.

4.   Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$83,569	$74,940
Commercial real estate:
Owner occupied	100,244	99,435
Non-owner occupied	193,267	191,998
Multifamily	70,129	72,080
Commercial construction and land development	22,635	24,310
Commercial participations	16,739	23,594
Total commercial loans	486,583	486,357
Retail loans:
One-to-four family residential	181,025	185,321
Home equity lines of credit	53,953	56,177
Retail construction	1,299	3,176
Other	3,007	2,122
Total retail loans	239,284	246,796
Total loans receivable	725,867	733,153
Net deferred loan fees	(400)	(569)
Total loans receivable, net of deferred loan fees	$725,467	$732,584

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

The first component of the allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables.  The Company individually evaluates for impairment all loans classified substandard and over $750,000.  For all portfolio segments, loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If management determines a loan is collateral-dependent, management will charge-off any identified collateral shortfall against the allowance for loan losses.

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

The second component of the Company’s allowance for loan losses contains allocations for probable incurred losses within various pools of loans with similar characteristics pursuant to ASC 450-10, Contingencies.  This component is based in part on certain loss factors applied to various stratified loan pools excluding loans evaluated individually for impairment.  In determining the appropriate loss factors for all portfolio segments, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions.

Loan losses for all portfolio segments are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value, while recoveries of amounts previously charged-off are credited to the allowance.  The Company assesses the appropriateness of the allowance for loan losses on a quarterly basis and adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level deemed appropriate by management.  The evaluation of the appropriateness of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from management’s estimates, an additional provision for loan losses could be required which could adversely affect earnings or the Company’s financial position in future periods.

Prior to December 31, 2010, the allowance was calculated using a static four year historical net charge-off factor for each regulatory reporting loan category without segregation of purchased participation loans.  At December 31, 2010, management determined that a rolling eight quarter loss history ending with the current quarter was more indicative of the current inherent losses in the loan portfolio at December 31, 2010 and more consistent with trends in the banking industry.  In addition, the purchased participation loans were segregated as a separate loan category.  These changes in the allowance methodology resulted in a reduction in the historical loss factor percentages applied to most of the directly originated loan portfolio categories and a larger historical loss factor percentage applied to the purchased participation portfolio.  The net effect of these changes was a decrease in the provision and the allowance for loan losses at December 31, 2010 of $1.2 million.  The effect of the change in the methodology on the provision for loan losses for the three and nine months ended September 30, 2011 from the three and nine months ended September 30, 2010 was deemed to be immaterial.

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial Loans (C&I)

C&I loans are primarily based on the identified historic and/or the projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, do fluctuate based on changes in the company’s internal and external environment including management, human and capital resources, economic conditions, competition, regulation, and product innovation/obsolescence.  The collateral securing these loans may also fluctuate in value and generally has advance rates between 50-80% of the collateral value.  Most C&I loans are secured by business assets being financed such as equipment, accounts receivable, and/or inventory and generally incorporate a secured or unsecured personal guarantee.  Occasionally, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable and/or inventory, the collateral securing the advances is generally monitored through a Borrowing Base Certificate submitted by the borrower which may identify deterioration in collateral value.  The ability of the borrower to collect amounts due from its customers may be affected by its customers’ economic and financial condition.  The availability of funds for the repayment of these loans may be substantially dependent on each of the factors described above.

Commercial Real Estate – Owner Occupied, Non-Owner Occupied, and Multifamily

These types of commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent upon the cash flows from the successful operation of the property securing the loan or the cash flows from the owner occupied business conducted on the property securing the loan.  A borrower’s business and/or the property securing the loan may be adversely affected by business conditions generally, and fluctuations in the real estate markets or in the general economy, which if adverse, can negatively affect the borrowers’ ability to repay the loan.  The value and cash flow of the property can be influenced by changes in market rental rates, changes in interest rates or investors’ required rates of return, the condition of the property, zoning, or environmental issues.  The properties securing the commercial real estate portfolio are diverse in terms of type and are generally located in the Chicagoland/Northwest Indiana market.  Owner occupied loans are generally a borrower purchased building where the borrower occupies at least 50% of the space with the primary source of repayment dependent on sources other than the underlying collateral.  Non-owner occupied and single tenant properties may have higher risk than owner occupied loans since the primary source of repayment is dependent upon the ability to lease out the collateral as well as the financial stability of the businesses occupying the collateral.  Multifamily loans can also be impacted by vacancy/collection losses and tenant turnover due to generally shorter term leases or even month-to-month leases.  Management monitors and evaluates commercial real estate loan portfolio concentrations based upon cash flow, collateral, geography, and risk grade criteria.  As a general rule, management avoids financing single purpose projects unless other underwriting factors mitigate the credit risk to an acceptable level.  The Company’s loan policy generally requires lower loan-to-value ratios against these types of properties.

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

Commercial Participation Loans

Participation loans generally have larger principal balances, portions of which are sold to multiple participant banks in order to spread credit risk.  The collateral securing these loans is often real estate and is often located outside of the Company’s geographic footprint.  Loans outside of the Company’s geographical footprint pose additional risk due to the lack of knowledge of general economic conditions where the project is located along with various project specific risks regarding buyer demand and project specific risks regarding project competition risks.  The participant banks are required to underwrite these credits utilizing their own internal analysis techniques and to their own credit standards.  However, the participant banks are reliant upon the information about the borrowers and the collateral provided by the lead bank.  These loans carry higher levels of risk due to the participant banks being dependent on the lead bank for monitoring and managing the credit relationship, including the workout and/or foreclosure process should the borrower default.

Retail Loans

The Company’s retail loans include one-to-four family residential mortgage loans, home equity loans and lines of credit, retail construction, and other consumer loans.  Management has established a maximum loan-to-value ratio (LTV) of 80% for one-to-four family residential mortgages and home equity loans and lines of credit that are secured by a first or second mortgage on owner and non-owner occupied residences.  Loan applications exceeding 80% LTV require private mortgage insurance (PMI) from a mortgage insurance company deemed acceptable by management.  Residential construction loans are underwritten to the same standards and generally require an end loan financing commitment either from the Company or another financial institution acceptable to the Company.  Other consumer loans are generally small dollar auto and personal loans based on the credit score and income of the applicant.  These loans are very homogenous in nature and are rated in pools based on similar characteristics.

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2011 and the balance in the allowance for loan losses and loan balances by portfolio segment and impairment method at September 30, 2011 and December 31, 2010.

	Commercial	Commercial Real Estate			Construction		One-to-four
	and	Owner	Non-Owner		and Land	Commercial	Family		Retail
	Industrial	Occupied	Occupied	Multifamily	Development	Participations	Residential	HELOC	Construction	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at June 30, 2011	$1,554	$829	$6,515	$441	$93	$4,787	$1,387	$1,284	$5	$144	$17,039
Provision for loan losses	717	1,519	502	135	(17)	(117)	154	(246)	(1)	27	2,673
Loans charged-off	(532)	(875)	(448)	(109)	—	(89)	(113)	(360)	—	(30)	(2,556)
Recoveries	4	4	10	1	—	—	4	1	—	6	30
Balance at September 30, 2011	$1,743	$1,477	$6,579	$468	$76	$4,581	$1,432	$679	$4	$147	$17,186

Allowance for loan losses:
Balance at December 31, 2010	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179
Provision for loan losses	1,139	1,383	97	430	(108)	1,419	373	(225)	(3)	67	4,572
Loans charged-off	(685)	(1,000)	(448)	(313)	(4)	(1,397)	(304)	(412)	—	(80)	(4,643)
Recoveries	10	4	24	1	—	—	7	7	—	25	78
Balance at September 30, 2011	$1,743	$1,477	$6,579	$468	$76	$4,581	$1,432	$679	$4	$147	$17,186

Ending allowance balance:
Individually evaluated for impairment	$—	$398	$4,667	$—	$—	$3,593	$—	$—	$—	$—	$8,658
Collectively evaluated for impairment	1,743	1,079	1,912	468	76	988	1,432	679	4	147	8,528
Total evaluated for impairment at September 30, 2011	$1,743	$1,477	$6,579	$468	$76	$4,581	$1,432	$679	$4	$147	$17,186

Loans receivable:
Individually evaluated for impairment	$2,902	$13,736	$28,899	$675	$7,171	$6,442	$—	$—	$—	$—	$59,825
Collectively evaluated for impairment	80,667	86,508	164,368	69,454	15,464	10,297	181,025	53,953	1,299	3,007	666,042
Balance at September 30, 2011	$83,569	$100,244	$193,267	$70,129	$22,635	$16,739	$181,025	$53,953	$1,299	$3,007	$725,867

	Commercial	Commercial Real Estate			Construction		One-to-four
	and	Owner	Non-Owner		and Land	Commercial	Family		Retail
	Industrial	Occupied	Occupied	Multifamily	Development	Participations	Residential	HELOC	Construction	Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at December 31, 2010	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179

Ending allowance balance:
Individually evaluated for impairment	$—	$433	$4,492	$—	$—	$3,497	$—	$—	$—	$—	$8,422
Collectively evaluated for impairment	1,279	657	2,414	350	188	1,062	1,356	1,309	7	135	8,757
Total evaluated for impairment at December 31, 2010	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179

Loans receivable:
Individually evaluated for impairment	$3,692	$11,135	$21,218	$264	$9,183	$9,499	$—	$—	$—	$—	$54,991
Collectively evaluated for impairment	71,248	88,300	170,780	71,816	15,127	14,095	185,321	56,177	3,176	2,122	678,162
Balance at December 31, 2010	$74,940	$99,435	$191,998	$72,080	$24,310	$23,594	$185,321	$56,177	$3,176	$2,122	$733,153

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

The Company’s loans receivable portfolio is summarized by risk rating category as follows:

	Risk Rating at September 30, 2011
			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$70,625	$11,414	$953	$571	$6	$83,569
Commercial real estate:
Owner occupied	69,728	15,184	1,175	14,157	—	100,244
Non-owner occupied	147,777	10,765	7,302	27,423	—	193,267
Multifamily	64,123	3,077	1,731	1,198	—	70,129
Commercial construction and land development	12,607	871	1,450	7,707	—	22,635
Commercial participations	10,297	—	—	6,442	—	16,739
Total commercial loans	375,157	41,311	12,611	57,498	6	486,583

Retail loans:
One-to-four family residential	176,088	—	—	4,937	—	181,025
Home equity lines of credit	53,158	—	—	795	—	53,953
Retail construction	1,130	—	—	169	—	1,299
Other	3,007	—	—	—	—	3,007
Total retail loans	233,383	—	—	5,901	—	239,284
Total loans	$608,540	$41,311	$12,611	$63,399	$6	$725,867

			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$603,794	$39,802	$10,058	$12,210	$—	$665,864
Delinquent:
30-59 days	3,564	1,419	649	10,217	6	15,855
60-89 days	1,092	90	1,904	928	—	4,014
90 days or more	90	—	—	40,044	—	40,134
Total loans	$608,540	$41,311	$12,611	$63,399	$6	$725,867

	Risk Rating at December 31, 2010
			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$62,969	$3,908	$7,813	$228	$22	$74,940
Commercial real estate:
Owner occupied	65,768	20,239	4,310	9,118	—	99,435
Non-owner occupied	142,636	25,191	2,448	21,723	—	191,998
Multifamily	61,822	8,238	708	1,312	—	72,080
Commercial construction and land development	10,138	4,989	—	9,183	—	24,310
Commercial participations	14,095	—	—	9,499	—	23,594
Total commercial loans	357,428	62,565	15,279	51,063	22	486,357

Retail loans:
One-to-four family residential	181,991	—	107	3,223	—	185,321
Home equity lines of credit	55,688	—	—	489	—	56,177
Retail construction	2,973	—	—	203	—	3,176
Other	2,118	—	—	4	—	2,122
Total retail loans	242,770	—	107	3,919	—	246,796
Total loans	$600,198	$62,565	$15,386	$54,982	$22	$733,153

			Special
	Pass	Pass Watch	Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$589,067	$61,449	$11,857	$13,770	$22	$676,165
Delinquent:
30-59 days	5,347	457	415	540	—	6,759
60-89 days	5,322	536	768	321	—	6,947
90 days or more	462	123	2,346	40,351	—	43,282
Total loans	$600,198	$62,565	$15,386	$54,982	$22	$733,153

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

The Company’s loan portfolio delinquency status is summarized as follows:

	Delinquency at September 30, 2011
							Loans
	30-59	60-89	Greater	Total		Total	> 90 Days
	Days Past	Days Past	Than 90	Past		Loans	And
	Due	Due	Days	Due	Current	Receivable	Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$78	$41	$186	$305	$83,264	$83,569	$91
Commercial real estate:
Owner occupied	5,097	—	9,001	14,098	86,146	100,244	—
Non-owner occupied	5,917	1,270	11,752	18,939	174,328	193,267	5
Multifamily	516	1,263	176	1,955	68,174	70,129	—
Commercial construction and land development	475	—	7,707	8,182	14,453	22,635	—
Commercial participations	—	—	6,442	6,442	10,297	16,739	—
Total commercial loans	12,083	2,574	35,264	49,921	436,662	486,583	96

Retail loans:
One-to-four family residential	3,392	1,439	4,097	8,928	172,097	181,025	—
Home equity lines of credit	329	—	604	933	53,020	53,953	—
Retail construction	46	—	169	215	1,084	1,299	—
Other	5	1	—	6	3,001	3,007	—
Total retail loans	3,772	1,440	4,870	10,082	229,202	239,284	—
Total loans receivable	$15,855	$4,014	$40,134	$60,003	$665,864	$725,867	$96

	Delinquency at December 31, 2010
							Loans
	30-59	60-89	Greater	Total		Total	> 90 Days
	Days Past	Days Past	Than 90	Past		Loans	And
	Due	Due	Days	Due	Current	Receivable	Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$448	$664	$180	$1,292	$73,648	$74,940	$—
Commercial real estate:
Owner occupied	678	3,691	11,464	15,833	83,602	99,435	2,346
Non-owner occupied	361	216	9,081	9,658	182,340	191,998	123
Multifamily	656	—	436	1,092	70,988	72,080	—
Commercial construction and land development	—	536	9,023	9,559	14,751	24,310	—
Commercial participations	—	—	9,660	9,660	13,934	23,594	—
Total commercial loans	2,143	5,107	39,844	47,094	439,263	486,357	2,469

Retail loans:
One-to-four family residential	4,229	1,832	2,589	8,650	176,671	185,321	—
Home equity lines of credit	386	8	642	1,036	55,141	56,177	—
Retail construction	—	—	203	203	2,973	3,176	—
Other	1	—	4	5	2,117	2,122	—
Total retail loans	4,616	1,840	3,438	9,894	236,902	246,796	—
Total loans receivable	$6,759	$6,947	$43,282	$56,988	$676,165	$733,153	$2,469

Non-accrual loans are summarized as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$571	$228
Commercial real estate:
Owner occupied	12,296	9,119
Non-owner occupied	25,664	21,512
Multifamily	783	1,071
Commercial construction and land development	7,707	9,183
Commercial participations	6,442	9,499
Total commercial loans	53,463	50,612

Retail loans:
One-to-four family residential	4,908	2,955
Home equity lines of credit	795	718
Retail construction	169	203
Other	—	4
Total retail loans	5,872	3,880
Total non-accrual loans	$59,335	$54,492

The Company’s impaired loans are summarized as follows with the majority of the interest income recognized on a cash basis at the time the payment is received:

					Three Months Ended		Nine Months Ended
	At September 30, 2011				September 30, 2011		September 30, 2011
		Unpaid	Partial		Average	Interest	Average	Interest
	Recorded	Principal	Charge-offs	Related	Recorded	Income	Recorded	Income
	Investment	Balance	to Date	Allowance	Investment	Recognized	Investment	Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial and industrial	$2,902	$3,118	$216	$—	$3,111	$36	$3,918	$121
Commercial real estate:
Owner occupied	9,339	9,494	4	—	9,363	—	9,288	—
Non-owner occupied	7,145	7,391	140	—	7,148	81	7,582	212
Multifamily	675	675	—	—	675	13	678	26
Commercial construction and land development	7,171	9,103	1,931	—	7,171	—	7,171	—
Commercial participations	1,140	3,148	1,946	—	1,140	—	1,367	—
Retail	8,481	8,702	222	—	8,586	53	8,647	138
Total	$36,853	$41,631	$4,459	$—	$37,194	$183	$38,651	$497

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$4,397	$4,939	$—	$398	$4,414	$38	$4,518	$38
Non-owner occupied	21,754	22,696	—	4,667	21,845	—	22,116	—
Commercial participations	5,302	5,443	—	3,593	5,302	—	5,302	—
Total	$31,453	$33,078	$—	$8,658	$31,561	$38	$31,936	$38

Total impaired loans:
Commercial	$59,825	$66,007	$4,237	$8,658	$60,169	$168	$61,940	$397
Retail	8,481	8,702	222	—	8,586	53	8,647	138
Total	$68,306	$74,709	$4,459	$8,658	$68,755	$221	$70,587	$535

					Twelve Months Ended
	At December 31, 2010				December 31, 2010
		Unpaid	Partial		Average	Interest
	Recorded	Principal	Charge-offs	Related	Recorded	Income
	Investment	Balance	to Date	Allowance	Investment	Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial and industrial	$3,692	$3,976	$1,506	$—	$4,738	$128
Commercial real estate:
Owner occupied	5,041	5,082	—	—	5,059	—
Non-owner occupied	6,664	6,834	140	—	6,695	144
Multifamily	264	264	—	—	268	4
Commercial construction and land development	9,183	11,498	2,314	—	9,313	—
Commercial participations	4,197	8,012	3,753	—	4,397	—
Retail	2,847	2,891	90	—	2,758	122
Total	$31,888	$38,557	$7,803	$—	$33,228	$398

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$2,798	$3,168	$—	$433	$2,900	$—
Non-owner occupied	17,850	18,311	—	4,492	18,066	—
Commercial participations	5,302	5,443	—	3,497	5,302	—
Total	$25,950	$26,922	$—	$8,422	$26,268	$—

Total impaired loans:
Commercial	$54,991	$62,588	$7,713	$8,422	$56,738	$276
Retail	2,847	2,891	90	—	2,758	122
Total	$57,838	$65,479	$7,803	$8,422	$59,496	$398

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (TDR).  The Company may modify loans through rate reductions, short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.  Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

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

For retail loans, an analysis of the individual’s ability to service the new required payments is performed.  If the borrower is capable of servicing the newly restructured debt and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan is generally placed on accrual status.  The reason for the TDR is also considered, such as paying past due real estate taxes or payments caused by a temporary job loss, when determining whether a retail TDR loan could be returned to accrual status.  Retail TDRs remain on non-accrual status until sufficient payments have been made to bring the past due principal and interest current at which point the loan would be transferred to accrual status.

Effective July 1, 2011, the Company adopted the provisions of Accounting Standards Update (ASU) No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  As a result of adopting the provisions of ASU 2011-02, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as TDRs resulting in one newly identified one-to-four family residential TDR totaling $33,000.

The following table summarizes the loans that have been restructured as TDRs during the three and nine months ended September 30, 2011:

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
		Balance	Balance		Balance	Balance
		prior to	after		prior to	after
	Count	TDR	TDR	Count	TDR	TDR
	(Dollars in thousands)
Commercial:
Commercial and industrial	4	$995	$995	4	$995	$995
Commercial real estate:
Owner occupied	1	1,861	1,861	2	2,459	2,415
Non-owner occupied	1	107	107	1	107	107
Total commercial loans	6	2,963	2,963	7	3,561	3,517

Retail:
One-to-four family residential	3	171	183	9	909	962
Total retail loans	3	171	183	9	909	962
Total loans	9	$3,134	$3,146	16	$4,470	$4,479

The following table sets forth the Company’s TDRs that had payment defaults during 2011.  Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.  Of the total, one loan totaling $248,000 was subsequently foreclosed and is included in the September 30, 2011 other real estate owned balance.

		Default
	Count	Balance
	(Dollars in thousands)
Retail loans:
One-to-four family residential	5	$695

The tables below summarize the Company’s TDRs by loan category and accrual status:

	September 30, 2011			December 31, 2010
	Accruing	Non-accruing	Total	Accruing	Non-accruing	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$2,379	$471	$2,850	$3,575	$—	$3,575
Commercial real estate:
Owner occupied	1,861	3,295	5,156	—	3,051	3,051
Non-owner occupied	3,823	18,194	22,017	3,296	19,234	22,530
Multifamily	260	—	260	264	—	264
Commercial construction and land development	—	—	—	—	2,012	2,012
Commercial participations	—	5,302	5,302	—	5,302	5,302
Total commercial	8,323	27,262	35,585	7,135	29,599	36,734

Retail:
One-to-four family residential	2,608	625	3,233	2,619	228	2,847
Home equity lines of credit	—	—	—	—	—	—
Retail construction	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total retail	2,608	625	3,233	2,619	228	2,847
Total troubled debt restructurings	$10,931	$27,887	$38,818	$9,754	$29,827	$39,581

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

The following tables set forth the Company’s TDRs by portfolio segment to quantify the type of modification or concession provided:

	September 30, 2011
							Total
	Commercial	Commercial Real Estate				One-to-four	Troubled
	and	Owner	Non-Owner		Commercial	Family	Debt
	Industrial	Occupied	Occupied	Multifamily	Participations	Residential	Restructurings
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$—	$—	$641	$641
Payment extension	2,646	3,295	2,202	—	—	955	9,098
Rate reduction and payment extension	—	—	545	260	—	1,637	2,442
Rate reduction and interest only	—	—	12,596	—	—	—	12,596
Payment extension and interest only	—	1,861	—	—	—	—	1,861
Forbearance	—	—	6,674	—	5,302	—	11,976
Additional collateral collected	204	—	—	—	—	—	204
Total troubled debt restructurings	$2,850	$5,156	$22,017	$260	$5,302	$3,233	$38,818

	December 31, 2010
								Total
	Commercial	Commercial Real Estate			Construction		One-to-four	Troubled
	and	Owner	Non-Owner		and Land	Commercial	Family	Debt
	Industrial	Occupied	Occupied	Multifamily	Development	Participations	Residential	Restructurings
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$—	$—	$—	$396	$396
Payment extension	3,575	3,051	2,113	—	—	—	1,043	9,782
Rate reduction and payment extension	—	—	566	264	—	—	1,408	2,238
Rate reduction and interest only	—	—	12,955	—	—	—	—	12,955
Forbearance	—	—	6,896	—	2,012	5,302	—	14,210
Total troubled debt restructurings	$3,575	$3,051	$22,530	$264	$2,012	$5,302	$2,847	$39,581

At September 30, 2011, TDRs totaled $38.8 million, of which $8.0 million were performing in accordance with their modified terms and accruing.  The Company’s TDRs which are performing in accordance with their agreements and on non-accrual status totaled $21.3 million at September 30, 2011.  At September 30, 2011, commercial TDRs included $35.6 million loans that were restructured, of which $27.3 million were on non-accrual status.  Of the $3.2 million retail TDRs, $1.5 million were still performing in accordance with their agreements and $625,000 were on non-accrual status.  The decrease in TDRs since December 31, 2010 was primarily due to repayments and payoffs of $2.9 million coupled with transfers to other real estate owned totaling $2.0 million and partially offset by new TDRs totaling $4.2 million.

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

		Fair Value Measurements at September 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$15,405	$—	$15,405	$—
GSE securities	53,588	—	53,588	—
Corporate bonds	3,743	—	3,743	—
Collateralized mortgage obligations	51,148	—	51,148	—
Commercial mortgage-backed securities	77,524	—	77,524	—
Pooled trust preferred securities	17,005	—	—	17,005
GSE preferred stock	4	4	—	—

		Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$14,819	$—	$14,819	$—
GSE securities	31,020	—	31,020	—
Corporate bonds	3,586	—	3,586	—
Collateralized mortgage obligations	60,755	—	60,755	—
Commercial mortgage-backed securities	68,698	—	68,698	—
Pooled trust preferred securities	18,125	—	—	18,125
GSE preferred stock	98	98	—	—

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

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities.  The markets for these securities and for similar securities at September 30, 2011 were illiquid.  There have been a limited number of observable transactions in the secondary market, however, a new issue market does not exist.  Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

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

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning balance	$18,371	$20,124	$18,125	$20,012
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	(1,189)	(1,107)	133	(771)
Principal repayments	(177)	(104)	(1,253)	(328)
Ending balance	$17,005	$18,913	$17,005	$18,913

The following table sets forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated.

		Fair Value Measurements at September 30, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$14,087	$—	$—	$14,087
Other real estate owned	1,420	—	—	1,420

		Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$15,258	$—	$—	$15,258
Other real estate owned	4,837	—	—	4,837

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

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the third quarter of 2011.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $2.5 million and $102,000 for the three months ended September 30, 2011 and 2010, respectively and $3.3 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively.  These losses are not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The fair value of the Company’s other real estate owned is determined by using Level 3 inputs which include current and prior appraisals and estimated costs to sell.  The reduction in fair value of other real estate owned was $316,000 and $210,000 for the three months ended September 30, 2011 and 2010, respectively, and $2.1 million and $642,000 for the nine months ended September 30, 2011 and 2010, respectively.  The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

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

The carrying amounts and fair values of financial instruments consist of the following:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$117,765	$117,765	$61,754	$61,754
Investment securities, available-for-sale	218,417	218,417	197,101	197,101
Investment securities, held-to-maturity	14,387	14,694	17,201	17,426
Federal Home Loan Bank stock	8,638	8,638	20,282	20,282
Loans receivable, including loans held for sale, net of allowance for loan losses	709,120	712,745	715,405	718,556
Interest receivable	2,908	2,908	3,162	3,162
Total financial assets	$1,071,235	$1,075,167	$1,014,905	$1,018,281
Financial Liabilities:
Deposits	$986,441	$988,909	$945,884	$948,804
Borrowed funds	56,115	59,081	53,550	55,572
Interest payable	78	78	106	106
Total financial liabilities	$1,042,634	$1,048,068	$999,540	$1,004,482

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

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there were 64,500 shares that had not yet been issued or were forfeited, cancelled, or unexercised at the end of the option term under the 2003 Stock Option Plan when it was frozen.  These shares and any other shares that may be forfeited, cancelled, or expired are available for any type of stock-based awards in the future under the Equity Incentive Plan.  At September 30, 2011, 166,051 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

The following table presents the activity for restricted stock for the nine months ended September 30, 2011.

		Weighted- Average
	Number of	Grant-Date
	Shares	Fair Value
Unvested at December 31, 2010	188,027	$4.98
Granted	54,915	5.62
Vested	(30,160)	7.90
Forfeited	(36,376)	3.57
Unvested as of September 30, 2011	176,406	$4.96

The compensation expense related to restricted stock for the three months ended September 30, 2011 and 2010 totaled $81,000 and $63,000, respectively.  The compensation expense related to restricted stock for the nine months ended September 30, 2011 and 2010 totaled $226,000 and $181,000, respectively.  At September 30, 2011, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $877,000.  This cost is expected to be recognized over a weighted-average period of 2.6 years which is subject to the actual number of shares earned and vested.

Stock Options

The Company has stock option plans under which shares of Company common stock were reserved for the grant of both incentive and non-qualified stock options to directors, officers, and employees.  These plans were frozen in conjunction with the approval of the Equity Incentive Plan in 2008 and no new awards will be made under these plans.  The stock option vesting periods and exercise and expiration dates were determined by the Compensation Committee at the time of the grant.  The exercise price of the stock options is equal to the fair market value of the common stock on the grant date.

The following table presents the activity under the Company’s stock option plans for the nine months ended September 30, 2011.

	2011
		Weighted-
		Average
	Number of	Exercise
	Options	Price
Options outstanding and exercisable at December 31, 2010	650,995	$13.44
Granted	—	—
Exercised	—	—
Forfeited	(2,000)	14.24
Expired unexercised	(132,500)	11.25
Options outstanding and exercisable at September 30, 2011	516,495	$14.01

For stock options outstanding at September 30, 2011, the range of exercise prices was $13.48 to $14.76 and the weighted-average remaining contractual term was 2.3 years.  At September 30, 2011, all of the Company’s outstanding stock options were out-of-the-money and had no intrinsic value.  There were no stock options exercised during the nine months ended September 30, 2011 and 2010.  The Company reissues treasury shares to satisfy option exercises.

8.	Other Comprehensive Income (Loss)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	$(1,873)	$513	$1,237	$2,154
Related tax (expense) benefit	663	(161)	(461)	(729)
Net unrealized gains (losses)	(1,210)	352	776	1,425
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	758	—	1,450	456
Related tax expense	(272)	—	(525)	(155)
Net realized gains	486	—	925	301
Total other comprehensive income (loss)	$(1,696)	$352	$(151)	$1,124

9.	Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans.  ASU 2011-09 requires companies who participate in multiemployer benefit plans to provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans.  For companies that participate in multiemployer pension plans, the ASU requires detailed information including the plan names and identifying number, level of an employer’s participation including the amount of an employer’s contributions, the financial health of a multiemployer plan including an indication of the funded status, pending changes in funding plans, and surcharges on the contributions to the plan, and the nature of the employer commitments to the plan.  In addition, if public information is not available outside of the employer’s financial statements about the plan, the employer is required to make additional disclosures including a description of the nature of the plan benefits, a qualitative description of the extent to which the employer could be responsible for the obligations of the plan, and other quantitative information, if available, about the plan such as total assets, actuarial present value of accumulated plan benefits, and total contributions received by the plan.  The ASU is effective for public companies for annual periods for fiscal years ending after December 15, 2011.  The Company participates in a multiemployer pension plan and will be required to include additional disclosures related to the ASU.   The Company is currently evaluating the impact the ASU will have on its disclosures in its Annual Report on Form 10-K for the year ended December 31, 2011.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 22):  Presentation of Comprehensive Income.  ASU 2011-05 requires companies to present the components of net income and other comprehensive income either as one continuous statement or as two consecutive statements.  The ASU eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity.  ASU 2011-05 does not change the items which must be reported in other comprehensive income, how such items are measured, or when they must be reclassified to net income.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The Company intends to adopt the disclosures required by this ASU by the date required and it will have no impact on the Company’s financial condition, results of operations, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 is intended to result in convergence between United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value.  The amendments are not expected to have a significant impact on companies applying U.S. GAAP.  Key provisions of the amendment include:  a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used, and qualitative details about the sensitivity of the measurements.  In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  This ASU is effective for interim and annual periods beginning after December 15, 2011.  The adoption of this ASU is not expected to have a significant impact on the Company’s fair value measurements, financial condition, results of operations, or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.  ASU 2011-03 amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision.  Specifically, the level of cash collateral received by a transferor will no longer be relevant in determining whether a repurchase agreement constitutes a sale.  As a result of this amendment, more repurchase agreements will be treated as secured financings rather than sales.  This ASU is effective prospectively for new transfers and existing transactions that are modified in the first interim or annual period beginning on or after December 15, 2011.  Because essentially all repurchase agreements entered into by the Company have historically been deemed to constitute secured financing transactions, this amendment is expected to have no impact on the Company’s characterization of such transactions and therefore is not expected to have any impact on the Company’s financial condition, results of operation, or cash flows.

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310):  A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.  ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables:  Troubled Debt Restructurings by Creditors.  Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties.  ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring.  The effective date of ASU 2011-02 for public entities is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011.  The Company adopted the methodologies prescribed by this ASU on July 1, 2011 with no material impact on its financial condition, results of operation, and cash flows or on the total TDRs identified by the Company.

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

The first component of our allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables.  We individually evaluate for impairment all loans classified substandard and over $750,000.  Loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If we determine a loan is collateral-dependent, we will charge-off any identified collateral shortfall against the allowance for loan losses during the period the shortfall is identified.  As such, each of our collateral-dependent individually impaired loans evaluated under this criteria would not require a specific reserve as it would have already been charged off to the fair value of the collateral (less estimated selling costs).

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

If we determine that an investment experienced an OTTI, we must then determine the amount of the OTTI to be recognized in earnings.  If we do not intend to sell the security and it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.  If we intend to sell the security or it is more likely than not we will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the security is ultimately sold.  From time to time, we may dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized.  The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions.  Positive evidence includes our long-term history of generating taxable income, including seven consecutive quarters of operating taxable income, the existence of taxes paid in available carryback years, and the probability that taxable income will continue to be generated in future periods, while negative evidence includes any cumulative losses in previous years and general business and economic trends.  At September 30, 2011, we conducted an extensive analysis to determine if a valuation allowance was required and concluded that a valuation allowance was not necessary, largely based on our projections of future taxable income and available tax planning strategies.  Additional positive evidence considered in our analysis includes the cyclical nature of the industry in which we operate, as a result, recent losses are not expected to have a significant long-term impact on our profitability; the fact that recent losses were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, most recently a federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (nineteen years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois).  We concluded that the aforementioned positive evidence outweighs the negative evidence of cumulative losses over the past three years.  Any reduction in estimated future taxable income may require us to record a valuation allowance against our deferred tax assets.  Any required valuation allowance would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our net income and the carrying value of our assets.  We believe our tax assets and liabilities are adequate and are properly recorded in the condensed consolidated financial statements at September 30, 2011.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Performance Overview

The following table provides selected financial information and performance information for the three and nine months ended September 30, 2011 and September 30, 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income	$394	$863	$2,099	$2,542
Diluted earnings per share	.04	.08	.20	.24
Pre-tax, pre-provision earnings, as adjusted (1)	2,690	2,288	6,716	7,961
Return on average assets (2)	.14%	.31%	.25%	.31%
Return on average equity (2)	1.34	3.03	2.44	3.03
Average interest-earning assets	$1,036,064	$997,279	$1,025,231	$989,290
Net interest income	8,859	8,886	26,903	27,658
Net interest margin	3.39%	3.54%	3.51%	3.74%
Non-interest income	$3,310	$2,127	$10,299	$6,911
Non-interest expense	9,186	9,437	30,224	28,500
Efficiency ratio (3)	80.50%	85.70%	84.54%	83.56%
______________
(1) See “Non-U.S. GAAP Financial Information” on page 43.
(2) Annualized.
(3) The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sales of investment securities.

	September 30, 2011	December 31, 2010	September 30, 2010
Book value per share	$10.55	$10.41	$10.49
Shareholders’ equity to total assets	9.82%	10.07%	10.17%
Tangible capital ratio (Bank only)	8.87	9.07	8.91
Core capital ratio (Bank only)	8.87	9.07	8.91
Risk based capital ratio (Bank only)	13.57	13.32	13.21

The following discussion and analysis presents the more significant factors affecting our financial condition as of September 30, 2011 and results of operations for the three and nine months ended September 30, 2011.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

During the third quarter of 2011, we recorded net income of $394,000, or $.04 per diluted share, which represents our eighth consecutive quarter of positive earnings.  Our earnings included pre-tax gains on the sale of investment securities totaling $758,000 and $266,000 on the sale of other real estate owned which was offset by a $2.7 million provision for loan losses.

Our net interest margin decreased 15 basis points to 3.39% for the third quarter of 2011 from 3.54% for the third quarter of 2010.  Our net interest margin continued to be negatively impacted by our higher levels of liquidity due to strong deposit growth, modest loan demand, elevated levels of non-performing assets, and larger investment securities portfolio.  These factors resulted in a 44 basis point decline in our yield on average interest-earning assets, which was partially offset by a 32 basis point decrease in the cost of interest-bearing liabilities from the third quarter of 2010.

Improving credit quality remains a priority in 2011.  Our loan portfolio mix continues to improve as the higher risk, targeted contraction portfolios of commercial construction and land development and commercial participations decreased $5.2 million during the quarter.  Our total loans receivable decreased during the third quarter of 2011 by $12.0 million due to loan payoffs and repayments, charge-offs, and transfers to other real estate owned.

Our non-performing loans increased 3.7% to $59.3 million at September 30, 2011 compared to $57.2 million at June 30, 2011.  Non-performing loans during the third quarter increased primarily due to the transfer to non-accrual status of four commercial real estate non-owner occupied loans totaling $6.1 million.  The increase was partially offset by $2.5 million of charge-offs during the third quarter, a $771,000 payoff of an owner occupied commercial real estate loan due to the sale of the collateral, and the transfer to other real estate owned of a $979,000 owner occupied commercial real estate loan and a $1.9 million commercial participation loan.

During the third quarter of 2011, we sold our largest other real estate owned parcel that was carried at $6.7 million for a small gain.  In addition, we currently have contracts on six separate other real estate owned properties which we anticipate will reduce non-performing assets by an additional $597,000 during the fourth quarter of 2011 with no anticipated loss on sale, presuming the transactions close as scheduled and pursuant to the contractual terms.

We continue to have success in growing core deposits through many channels including enhancing our brand recognition within our communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding our experienced sales team accountable for growing deposits and relationships.  During 2011, we increased our core deposits by $57.4 million, or 10.6%, and core deposits represent 60.5% of total deposits compared to 57.0% at December 31, 2010.  Total deposits increased by $40.6 million, or 4.3%, from December 31, 2010 and by $56.6 million, or 6.1%, from September 30, 2010.

Our tangible, core, and risk-based capital ratios exceeded “minimum” and “well capitalized” for regulatory capital requirements.  Our tangible common equity at September 30, 2011 was $114.8 million, or 9.82% of tangible assets compared to $112.9 million, or 10.07% of tangible assets, at December 31, 2010.

Progress on Strategic Growth and Diversification Plan

We continue to focus our efforts on reducing the level of non-performing loans, seeking to either restructure specific non-performing credits or foreclose, obtain title, and transfer the loan to other real estate owned where we can take control of and liquidate the underlying collateral.  Our ratio of non-performing loans to total loans increased to 8.18% at September 30, 2011 compared to 7.76% at June 30, 2011 and 7.44% at December 31, 2010, which was related to an increase in non-accruing non-owner occupied commercial real estate loans and partially offset by transfers to other real estate owned during the quarter.  The non-performing assets ratio to total assets declined to 6.55% at September 30, 2011 from 6.95% at June 30, 2011 primarily due to the reduction in other real estate owned and the impact of a larger balance sheet.  For more information, see “Asset Quality” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

During the third quarter, we sold $6.9 million of other real estate owned, recognizing pre-tax net gains on the sales of $266,000.  We currently have contracts on six separate other real estate owned properties which will reduce non-performing assets by an additional $597,000 during the fourth quarter of 2011 with no anticipated loss on sale, presuming the transactions close as scheduled and pursuant to the contractual terms.

We remain strongly focused on our cost structure, as non-interest expense for the third quarter of 2011 decreased to $9.2 million from $11.1 million for the second quarter of 2011 and from $9.4 million for the third quarter of 2010.  The decrease was primarily the result of the absence of large valuation allowances on other real estate owned recognized in the second quarter of 2011.  Excluding these valuation allowances, non-interest expense for the third quarter decreased to $8.9 million from $9.3 million for the second quarter of 2011 and $9.2 million for the third quarter of 2010.

We continue to target specific segments in our loan portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily, which in the aggregate comprised 52.2% of our commercial loan portfolio at September 30, 2011, compared to 53.1% at June 30, 2011 and 50.7% at December 31, 2010.  During the third quarter of 2011, a $6.8 million multifamily loan paid off which was partially offset by the origination of a $5.2 million non-owner occupied commercial real estate loan.  Our focus on deepening relationships continues to emphasize core deposit and relationship-oriented time deposit growth which resulted in a $40.6 million increase, or 4.3%, in deposits since December 31, 2010.

Non-U.S. GAAP Financial Information

Our accounting and reporting policies conform to U.S. GAAP and general practice within the banking industry.  Management uses certain non-U.S. GAAP financial measures to evaluate our financial performance and has provided the non-U.S. GAAP financial measures of pre-tax, pre-provision earnings, as adjusted, and pre-tax, pre-provision earnings, as adjusted, to average assets.  In these non-U.S. GAAP financial measures, the provision for loan losses, other real estate owned related income and expense, loan collection expense, and certain other items, such as gains and losses on sales of investment securities and other assets, and severance and early retirement expense, are excluded.  Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance excluding certain credit-related costs and other non-recurring items period to period and allows management and others to assess our ability to generate pre-tax earnings to cover our provision for loan losses and other credit-related costs.  Although these non-U.S. GAAP financial measures are intended to enhance investors understanding of our business performance, these operating measures should not be considered as an alternative to U.S. GAAP.

The risks associated with utilizing operating measures (such as the pre-tax, pre-provision earnings, as adjusted) are that various persons might disagree as to the appropriateness of items included or excluded in these measures and that other companies might calculate these measures differently.  Management compensates for these limitations by providing detailed reconciliations between U.S. GAAP information and our pre-tax, pre-provision earnings, as adjusted, as noted above; however, these disclosures should not be considered an alternative to U.S. GAAP.

The following table reconciles income before income taxes in accordance with U.S. generally accepted accounting principles (U.S. GAAP) to the non-U.S. GAAP measurement of pre-tax, pre-provision earnings, as adjusted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Reconciliation of Income Before Income Taxes to Pre-Tax, Pre-Provision Earnings, as adjusted:
Income before income taxes	$310	$1,051	$2,406	$3,017
Provision for loan losses	2,673	525	4,572	3,052
Pre-tax, pre-provision earnings	2,983	1,576	6,978	6,069

Add back (subtract):
Net gain on sale of:
Investment securities	(758)	—	(1,450)	(456)
Other real estate owned	(266)	(2)	(2,499)	(14)
Other real estate owned related expense, net	614	470	3,217	1,356
Loan collection expense	117	156	470	478
Severance and early retirement expense	—	88	—	528
Pre-tax, pre-provision earnings, as adjusted	$2,690	$2,288	$6,716	$7,961

Pre-tax, pre-provision earnings, as adjusted, to average assets	.93%	.82%	.79%	.97%

Our pre-tax, pre-provision earnings, as adjusted, totaled $2.7 million for the third quarter of 2011 compared to $2.3 million for the third quarter of 2010.  The pre-tax, pre-provision earnings, as adjusted, for the third quarter of 2011 compared to the 2010 period was positively impacted by gains on the sale of loans receivable, increased card-based fees and commission income, and reduced FDIC insurance premiums and regulatory assessments and professional fees.

Average Balances/Rates

The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated.  Average balances are derived from average daily balances.

	Three Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$730,524	$8,881	4.82%	$744,316	$9,199	4.90%
Investment securities (2)	239,655	1,794	2.93	216,393	2,176	3.93
Other interest-earning assets (3)	65,885	80	.48	36,570	90	.98
Total interest-earning assets	1,036,064	10,755	4.12	997,279	11,465	4.56
Non-interest earning assets	114,085			114,363
Total assets	$1,150,149			$1,111,642
Interest-bearing liabilities:
Deposits:
Checking accounts	$161,854	96	.24	$145,471	120	.33
Money market accounts	187,523	190	.40	159,445	245	.61
Savings accounts	130,985	66	.20	120,486	80	.26
Certificates of deposit	391,275	1,250	1.27	404,586	1,698	1.67
Total deposits	871,637	1,602	.73	829,988	2,143	1.02
Borrowed funds:
Other short-term borrowed funds	15,562	15	.38	14,122	19	.53
FHLB advances	34,850	279	3.13	55,572	417	2.94
Total borrowed funds	50,412	294	2.28	69,694	436	2.45
Total interest-bearing liabilities	922,049	1,896	.82	899,682	2,579	1.14
Non-interest bearing deposits	100,849			87,654
Non-interest bearing liabilities	10,843			11,161
Total liabilities	1,033,741			998,497
Shareholders’ equity	116,408			113,145
Total liabilities and shareholders’ equity	$1,150,149			$1,111,642
Net interest-earning assets	$114,015			$97,597
Net interest income / interest rate spread		$8,859	3.30%		$8,886	3.42%
Net interest margin			3.39%			3.54%
Ratio of average interest-earning assets to
average interest-bearing liabilities			112.37%			110.85%
           ____________________

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

	Nine Months Ended September 30,
	2011			2010
	Average		Average	Average		Average
	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$730,242	$26,708	4.89%	$754,145	$28,503	5.05%
Investment securities (2)	248,905	5,879	3.11	204,392	6,552	4.23
Other interest-earning assets (3)	46,084	401	1.16	30,753	337	1.47
Total interest-earning assets	1,025,231	32,988	4.30	989,290	35,392	4.78
Non-interest earning assets	115,560			105,755
Total assets	$1,140,791			$1,095,045
Interest-bearing liabilities:
Deposits:
Checking accounts	$159,993	315	.26	$144,661	240	.22
Money market accounts	186,769	666	.48	149,519	750	.67
Savings accounts	127,922	214	.22	118,243	273	.31
Certificates of deposit	398,228	4,077	1.37	389,824	5,079	1.74
Total deposits	872,912	5,272	.81	802,247	6,342	1.06
Borrowed funds:
Other short-term borrowed funds	14,385	48	.45	14,823	56	.51
FHLB advances	28,573	765	3.53	65,190	1,336	2.70
Total borrowed funds	42,958	813	2.50	80,013	1,392	2.29
Total interest-bearing liabilities	915,870	6,085	.89	882,260	7,734	1.17
Non-interest bearing deposits	98,815			90,041
Non-interest bearing liabilities	10,907			10,683
Total liabilities	1,025,592			982,984
Shareholders’ equity	115,199			112,061
Total liabilities and shareholders’ equity	$1,140,791			$1,095,045
Net interest-earning assets	$109,361			$107,030
Net interest income / interest rate spread		$26,903	3.41%		$27,658	3.61%
Net interest margin			3.51%			3.74%
Ratio of average interest-earning assets to
average interest-bearing liabilities			111.94%			112.13%
    ____________________

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

Rate/Volume Analysis

The following tables show the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated.  Changes attributable to the combined impact of rate and volume have been allocated proportional to the changes due to rate and changes due to volume.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011 Compared to 2010			2011 Compared to 2010
	Change	Change		Change	Change
	due to	due to	Total	due to	due to	Total
	Rate	Volume	Change	Rate	Volume	Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(150)	$(168)	$(318)	$(906)	$(889)	$(1,795)
Investment securities	(598)	216	(382)	(1,930)	1,257	(673)
Other interest-earning assets	(59)	49	(10)	(79)	143	64
Total	(807)	97	(710)	(2,915)	511	(2,404)

Interest expense:
Deposits:
Checking accounts	(37)	13	(24)	48	27	75
Money market accounts	(93)	38	(55)	(246)	162	(84)
Savings accounts	(20)	6	(14)	(80)	21	(59)
Certificates of deposit	(394)	(54)	(448)	(1,109)	107	(1,002)
Total deposits	(544)	3	(541)	(1,387)	317	(1,070)
Borrowed funds:
Other short-term borrowed funds	(6)	2	(4)	(6)	(2)	(8)
FHLB advances	26	(164)	(138)	328	(899)	(571)
Total borrowed funds	20	(162)	(142)	322	(901)	(579)
Total	(524)	(159)	(683)	(1,065)	(584)	(1,649)
Net change in net interest income	$(283)	$256	$(27)	$(1,850)	$1,095	$(755)

Net Interest Income

Net Interest Income. Net interest income was stable at $8.9 million for the three months ended September 30, 2011 and 2010.  Net interest income totaled $26.9 million for the nine months ended September 30, 2011 compared to $27.7 million for the nine months ended September 30, 2010.  The net interest margin for the three months ended September 30, 2011 decreased 15 basis points to 3.39% from 3.54% for the comparable 2010 period and for the nine months ended September 30, 2011 decreased 23 basis points to 3.51% from 3.74% for the 2010 period.  Net interest income and the net interest margin continued to be negatively impacted by our higher levels of liquidity due to strong deposit growth, modest loan demand, our elevated level of non-performing assets, and larger investment securities portfolio.

Interest Income.  Interest income decreased to $10.8 million for the three months ended September 30, 2011 compared to $11.5 million for the comparable 2010 period.  For the nine months ended September 30, 2011, interest income decreased to $33.0 million from $35.4 million for the 2010 period.  The weighted-average rate on interest-earning asset decreased to 4.12% and 4.30% for the three and nine months ended September 30, 2011, respectively, from 4.56% and 4.78% for the comparable 2010 periods.  The decrease was primarily due to higher average balances of investment securities, lower average balances of loans receivable, and the current lower interest rate environment which reduced the yields on loans receivable and investment securities.  The yield on loans receivable decreased due to a reduction in interest income related to the higher level of non-accrual loans.  The yield on investment securities declined due to reinvesting maturing investment securities in lower yielding investments as market interest rates remained significantly low.  In addition, during 2011 the Bank was holding higher levels of short-term liquid investments due to the lack of desirable investment alternatives in the current interest rate environment.

           Interest Expense.  Interest expense decreased to $1.9 million for the three months ended September 30, 2011 from $2.6 million for the 2010 period.  The average cost of interest-bearing liabilities decreased 32 basis points to .82% for the three months ended September 30, 2011 from 1.14% for the prior year quarter.  For the nine months ended September 30, 2011, interest expense decreased to $6.1 million from $7.7 million for the 2010 period.  The average cost of interest-bearing liabilities decreased 28 basis points to .89% for the nine months ended September 30, 2011 from 1.17% for the 2010 period.  Interest expense continues to be positively affected by strong growth in low-cost core deposit balances and a reduction in higher cost certificates of deposit and FHLB advances.

    Interest expense on interest-earning deposits decreased to $1.6 million and $5.3 million, respectively, for the three and nine month periods ended September 30, 2011 from $2.1 million and $6.3 million, respectively, for the comparable 2010 periods.  The weighted-average cost of deposits decreased 29 and 25 basis points to .73% and .81%, respectively, for the three and nine month periods ended September 30, 2011 from 1.02% and 1.06% for the comparable 2010 periods as a result of disciplined pricing on deposits, the repricing of certificates of deposit at lower interest rates, and increases in the average balance of non-interest bearing deposits, which was partially offset by increases in the average balance of interest bearing deposits.

    Interest expense on borrowed funds decreased to $294,000 and $813,000, respectively, for the three and nine months ended September 30, 2011 from $436,000 and $1.4 million, respectively, for the 2010 periods primarily as a result of significant reductions in the average balance of borrowed funds during the 2011 periods compared to the 2010 periods as we continue to strengthen our balance sheet and enhance our liquidity position by replacing this higher cost funding source with core deposits.  The weighted-average cost of borrowed funds decreased 17 basis points during the three months ended September 30, 2011 to 2.28% from 2.45% for the same period 2010 and was primarily the result of a new $15.0 million four-year fixed-rate FHLB advance.  The weighted-average cost of borrowed funds increased 21 basis points during the nine months ended September 30, 2011 to 2.50% from 2.29% for the same period 2010.

Provision for Loan Losses

The Company’s provision for loan losses was $2.7 million for the three months ended September 30, 2011 compared to $525,000 for the 2010 period.  The Company’s provision for loan losses was $4.6 million compared to $3.1 million, respectively, for the nine months ended September 30, 2011 and 2010.  For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following table identifies the changes in non-interest income for the period presented:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,263	$1,290	$(27)	(2.1)%
Card-based fees	520	475	45	9.5
Commission income	100	40	60	150.0
Subtotal fee based revenues	1,883	1,805	78	4.3
Income from bank-owned life insurance	216	217	(1)	(.5)
Other income	121	103	18	17.5
Subtotal	2,220	2,125	95	4.5
Net gain on sale of:
Investment securities	758	—	758	NM
Loans receivable	66	—	66	NM
Other real estate owned	266	2	264	NM
Total non-interest income	$3,310	$2,127	$1,183	55.6%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$3,513	$3,830	$(317)	(8.3)%
Card-based fees	1,515	1,398	117	8.4
Commission income	223	140	83	59.3
Subtotal fee based revenues	5,251	5,368	(117)	(2.2)
Income from bank-owned life insurance	632	702	(70)	(10.0)
Other income	343	371	(28)	(7.5)
Subtotal	6,226	6,441	(215)	(3.3)
Net gain on sale of:
Investment securities	1,450	456	994	218.0
Loans receivable	124	—	124	NM
Other real estate owned	2,499	14	2,485	NM
Total non-interest income	$10,299	$6,911	$3,388	49.0%

    Service charges and other fees were impacted by a lower volume of non-sufficient funds transactions which is an industry trend that is expected to continue due to regulatory changes affecting deposit account overdraft activity.  Service charges and other fees were also impacted by lower credit enhancement fee income related to non-owner occupied commercial real estate letters of credit as we continue to strategically reduce our exposure to these types of relationships.  Higher card-based fees and commission income were partially offset by lower income from bank-owned life insurance and other income.  The $264,000 increase in net gain on the sale of other real estate owned for the quarter ended September 30, 2011 was primarily due to a small gain recognized on the sale of our largest commercial property carried at $6.7 million.  For information related to net gains on sale of investment securities, see “Changes in Financial Condition – Investment Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Expense

The following table identifies changes in our non-interest expense for the period presented:

	Three Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$4,243	$4,239	$4	.1%
Retirement and stock related compensation	198	176	22	12.5
Medical and life benefits	365	285	80	28.1
Other employee benefits	12	9	3	33.3
Subtotal compensation and employee benefits	4,818	4,709	109	2.3
Net occupancy expense	706	691	15	2.2
FDIC insurance premiums and regulatory assessments	481	623	(142)	(22.8)
Professional fees	309	512	(203)	(39.6)
Furniture and equipment expense	436	488	(52)	(10.7)
Data processing	424	443	(19)	(4.3)
Marketing	213	189	24	12.7
Other real estate owned related expense, net	614	470	144	30.6
Loan collection expense	117	156	(39)	(25.0)
Severance and early retirement expense	—	88	(88)	(100.0)
Other general and administrative expenses	1,068	1,068	—	—
Total non-interest expense	$9,186	$9,437	$(251)	(2.7)%

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$12,906	$12,414	$492	4.0%
Retirement and stock related compensation	627	565	62	11.0
Medical and life benefits	1,532	910	622	68.4
Other employee benefits	39	39	—	—
Subtotal compensation and employee benefits	15,104	13,928	1,176	8.4
Net occupancy expense	2,141	2,097	44	2.1
FDIC insurance premiums and regulatory assessments	1,638	1,891	(253)	(13.4)
Professional fees	1,031	1,850	(819)	(44.3)
Furniture and equipment expense	1,353	1,547	(194)	(12.5)
Data processing	1,307	1,316	(9)	(.7)
Marketing	670	519	151	29.1
Other real estate owned related expense, net	3,217	1,356	1,861	137.2
Loan collection expense	470	478	(8)	(1.7)
Severance and early retirement expense	—	528	(528)	(100.0)
Other general and administrative expenses	3,293	2,990	303	10.1
Total non-interest expense	$30,224	$28,500	$1,724	6.0%

    Compensation and employee benefits increased $109,000 and $1.2 million, respectively, for the three and nine months ended September 30, 2011 from the 2010 periods.  The increase was primarily a result of an increase in compensation and mandatory benefits expense due to normal salary adjustments coupled with an increase in estimated incentive accruals.  Medical and life benefits increased due to significantly higher medical claims incurred during 2011.

FDIC insurance premiums and regulatory assessments expense decreased $142,000 and $253,000, respectively, for the three and nine months ended September 30, 2011 from the 2010 periods due to the new FDIC premium assessment methodology.

    Professional fees decreased $203,000 and $819,000, respectively, for the three and nine months ended September 30, 2011 from the 2010 periods primarily due to lower legal, strategic advisor, and investor relations fees, the absence of costs during 2011 relating to the 2010 annual meeting proxy contest, and decreased costs related to the SEC’s 2010 proxy statement disclosures.

Other real estate owned related expense, net, increased during the 2011 periods due to the establishment of valuation allowances totaling $2.1 million related to other real estate owned properties.

Income Tax Expense

Income tax benefit for the three months ended September 30, 2011 totaled $84,000, equal to an effective tax benefit rate of 27.1% compared to an effective tax rate of 17.9% for the third quarter of 2010.   Income tax expense for the nine months ended September 30, 2011 totaled $307,000, equal to an effective tax rate of 12.8% compared to an effective tax rate of 15.7% for the 2010 period.  The decrease in the effective income tax rate during the 2011 periods was due to the increased tax sheltering impact of income from bank-owned life insurance and other tax credits.

Changes in Financial Condition

Our total assets increased to $1.17 billion at September 30, 2011 from $1.12 billion at December 31, 2010.

	September 30, 2011	December 31, 2010	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$117,765	$61,754	$56,011	90.7%
Investment securities available-for-sale, at fair value	218,417	197,101	21,316	10.8
Investment securities held-to-maturity, at cost	14,387	17,201	(2,814)	(16.4)
Federal Home Loan Bank stock, at cost	8,638	20,282	(11,644)	(57.4)
Loans receivable, net	708,281	715,405	(7,124)	(1.0)
Bank-owned life insurance	36,095	35,463	632	1.8
Other real estate owned	17,195	22,324	(5,129.129)	(23.0)
Other assets	47,703	52,146	(4,443)	(8.5)
Total assets	$1,168,481	$1,121,676	$46,805	4.2%

Liabilities and Equity:
Deposits	$986,441	$945,884	$40,557	4.3%
Borrowed funds	56,115	53,550	2,565	4.8
Other liabilities	11,170	9,314	1,856	19.9
Total liabilities	1,053,726	1,008,748	44,978	4.5
Shareholders’ equity	114,755	112,928	1,827	1.6
Total liabilities and equity	$1,168,481	$1,121,676	$46,805	4.2%

Loans Receivable

The following table provides the balance and the percentage of loans by category at the dates indicated.

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$83,569	11.5%	$74,940	10.3%	11.5%
Commercial real estate:
Owner occupied	100,244	13.8	99,435	13.6	.8
Non-owner occupied	193,267	26.7	191,998	26.2	.7
Multifamily	70,129	9.7	72,080	9.8	(2.7)
Commercial construction and land development	22,635	3.1	24,310	3.3	(6.9)
Commercial participations	16,739	2.3	23,594	3.2	(29.1)
Total commercial loans	486,583	67.1	486,357	66.4	—
Retail loans:
One-to-four family residential	181,025	25.0	185,321	25.3	(2.3)
Home equity lines of credit	53,953	7.4	56,177	7.7	(4.0)
Retail construction	1,299	.2	3,176	.4	(59.1)
Other	3,007	.4	2,122	.3	41.7
Total retail loans	239,284	33.0	246,796	33.7	(3.0)
Total loans receivable	725,867	100.1	733,153	100.1	(1.0)
Net deferred loan fees	(400)	(.1)	(569)	(.1)	(29.7)
Total loans receivable, net of deferred loan fees	$725,467	100.0%	$732,584	100.0%	(1.0)%

At September 30, 2011, the net loan portfolio included $159.3 million of variable-rate loans indexed to the prime lending rate as listed in the Wall Street Journal and $206.2 million of loans tied to other indices that reprice at various intervals from one month up to five years.

Loan fundings during the nine months ended September 30, 2011 totaled $65.4 million compared to loan fundings of $46.2 million for the nine months ended September 30, 2010, which reflects increased loan demand levels during the current year.  The Company’s business banking pipeline continues to improve.  Loan fundings in 2011 were partially offset by loan payoffs and repayments of $55.1 million, transfers to other real estate owned totaling $6.8 million, and gross charge-offs of $4.6 million.

Through the execution of our Strategic Growth and Diversification Plan, we continue to diversify our loan portfolio and reduce loans not meeting our current defined risk tolerance.  Our targeted growth segments within the loan portfolio, including commercial and industrial, commercial real estate – owner occupied, and multifamily commercial real estate, comprise 52.2% of the commercial loan portfolio at September 30, 2011.

Commercial participations decreased 29.1% compared to December 31, 2010 through net paydowns totaling $1.4 million and charge-offs totaling $1.4 million.  In addition, we sold $2.1 million of a participation to another participant and transferred another participation totaling $1.9 million to other real estate owned.  Total commercial participations by loan type and state are presented in the following tables as of the dates indicated.

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$177	1.1%	$226	1.0%	(21.7)%
Commercial real estate:
Owner occupied	103	.6	83	.3	24.1
Non-owner occupied	15,319	91.5	19,064	80.8	(19.6)
Commercial construction and land development	1,140	6.8	4,221	17.9	(73.0)
Total commercial participations	$16,739	100.0%	$23,594	100.0%	(29.1)%

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$1,844	11.0%	$4,988	21.1%	(63.0)%
Indiana	5,759	34.4	5,774	24.5	(.3)
Ohio	4,951	29.6	7,332	31.1	(32.5)
Florida	1,140	6.8	1,843	7.8	(38.1)
Colorado	1,525	9.1	2,075	8.8	(26.5)
Texas	1,520	9.1	1,582	6.7	(3.9)
Total commercial participations	$16,739	100.0%	$23,594	100.0%	(29.1)%

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

    We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity.  The amortized cost of investment securities available-for-sale and their fair values were as follows at the dates indicated:

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At September 30, 2011:
U.S. Treasury securities	$15,000	$14,969	$436	$—	$15,405
Government sponsored entity (GSE) securities	51,800	51,923	1,665	—	53,588
Corporate bonds	4,000	3,677	66	—	3,743
Collateralized mortgage obligations	56,825	50,978	1,258	(1,088)	51,148
Commercial mortgage-backed securities	74,892	76,646	1,114	(236)	77,524
Pooled trust preferred securities	27,910	25,220	—	(8,215)	17,005
GSE preferred stock	200	—	4	—	4
	$230,627	$223,413	$4,543	$(9,539)	$218,417

			Gross	Gross
	Par	Amortized	Unrealized	Unrealized	Fair
	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
At December 31, 2010:
U.S. Treasury securities	$15,000	$14,975	$3	$(159)	$14,819
Government sponsored entity (GSE) securities	30,800	30,717	421	(118)	31,020
Corporate bonds	4,000	3,629	—	(43)	3,586
Collateralized mortgage obligations	62,512	59,037	2,071	(353)	60,755
Commercial mortgage-backed securities	66,282	67,052	1,804	(158)	68,698
Pooled trust preferred securities	29,409	26,473	—	(8,348)	18,125
GSE preferred stock	5,837	—	98	—	98
	$213,840	$201,883	$4,397	$(9,179)	$197,101

    The fair value of investment securities available-for-sale totaled $218.4 million at September 30, 2011 compared to $197.1 million at December 31, 2010.  Our investment securities portfolio increased since December 31, 2010 due to investing the proceeds from both our deposit growth and redemption of Federal Home Loan Bank Stock as the demand for loans remains constrained by our local economic conditions.

At September 30, 2011, our collateralized mortgage obligation portfolio totaled $51.1 million, with 97% of the portfolio maintaining a credit rating of A or better.  The portfolio is mainly backed by conventional residential mortgages with prime loans originated prior to 2005, low historical delinquencies, and weighted-average credit scores in excess of 725.  Of our collateralized mortgage obligation portfolio, $26.4 million consists of floating-rate bonds with unaccreted discounts totaling $5.5 million.  The composition of this portfolio includes $5.7 million backed by Ginnie Mae.

Our commercial mortgage-backed investment securities portfolio consists mainly of senior tranches of issues originated prior to 2006 with extensive subordination and limited balloon risk.  All bonds were AAA-rated at September 30, 2011.  On July 15, 2011, a $2.9 million bond was placed on watch for downgrade due to 41% of the collateral having been previously defeased, or replaced with U.S. Treasury securities.  Subsequent to September 30, 2011, this bond was removed from watch and rated AAA.

Our corporate bond portfolio consists of a single AA-rated, floating-rate note purchased at a large discount and maturing in 2016.

At September 30, 2011, in management’s belief, the unrealized losses in the our investment securities portfolio are primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities.  The fair value of these securities is expected to recover as the economy recovers, as interest rates rise, and as the performance of the underlying collateral improves.

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

We utilize extensive external and internal analysis on the pooled trust preferred holdings.  Our internal model stress tests all underlying issuers in the pools to project probabilities of deferral or default.  Management’s internal modeling runs multiple stress scenarios.  The high-stress scenario utilizes immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring or defaulting, based upon management’s review of the underlying issuers’ most recent financial and regulatory information, is assumed to default immediately.  Despite a recent trend of recoveries from previously defaulted trust preferred collateral, the high stress scenario assumes no recoveries on defaulted collateral.  All external and internal stress testing currently projects no loss of principal or interest on any of our pooled trust preferred holdings.

All of our pooled trust preferred holdings are Super Senior tranches and were purchased at large discounts.  The Super Senior tranches are the most senior tranches.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the Super Senior tranches.  If certain senior coverage tests are not met, all interest is diverted from subordinate classes to pay down principal on the Super Senior tranche.  Four of the five issues owned by the Company are failing the senior coverage test.  This test is structured to protect the holders of the Super Senior tranches if deferrals or defaults exceed a specific threshold as a percent of the outstanding senior tranches.  As such, the proceeds of any early redemptions, successful tenders, or cures will be used to further pay down principal of the Super Senior tranches on these four issues.  Annualized principal pay down rates on the Company’s pooled trust preferred portfolio were 15.6% and 3.4% for the second and third quarter of 2011, respectively.  Based on the pace of and success of planned capital raises by underlying issuers and confirmed acquisition announcements of underlying issuers, the Company expects additional cure and redemption announcements in the near term.  During the third quarter, the percentage of original collateral backing the pools deemed at risk by the Company was stable.

An increasing number of previously deferring issuers are resuming payments.  Of the previously deferring issues, 6.9% “cured,” or resumed payments, in the second quarter of 2011 and an additional 5.1% cured in the third quarter of 2011.  When a previously deferring company cures, all past interest and accrued interest on the past due interest is paid to the trust.  Cures outpaced new deferrals in excess of 3:1 for the second quarter in a row.  New deferrals in the third quarter of 2011 were the lowest since prior to 2008 and totaled .2% of the original collateral.  For the past two quarters, redemptions have outpaced new deferrals at a pace of nearly 4:1.

The Company is expecting redemption activity to increase over the next year as call windows open on the remaining securities and issuers reevaluate the impact of Dodd-Frank changes to Tier 1 capital treatment of these securities for certain issuers and the high cost of this capital in the current low interest rate market.  The call window is open on two of the Bank’s five securities and the call windows on the other three securities will open over the next twelve months.

Failing senior coverage tests and past defaults ensure all redemption proceeds will be diverted to pay down the principal on our Super Senior tranches until coverage tests once again pass.  Four of the Company’s five issues have seen senior coverage ratios improve this year.  The fifth issue has seen a small level of deterioration, but it is the closest of the four failing issues to the passing threshold.

Cures, redemptions, and cash flows diverted from mezzanine tranches have combined to reduce the par balances on two of the Company’s issues with open call windows to below .80.  The Company’s largest original face value holding has factored down to below .75.

Due to the current ratings on the pooled trust preferred securities being below investment grade, our investments in pooled trust preferred securities with an aggregate market value totaling $17.0 million are classified as substandard in accordance with regulatory requirements.

Deposits

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$106,476	10.8%	$90,315	9.5%	17.9%
Interest-bearing	172,007	17.4	149,948	15.9	14.7
Money market accounts	185,906	18.9	177,566	18.8	4.7
Savings accounts	132,378	13.4	121,504	12.8	8.9
Core deposits	596,767	60.5	539,333	57.0	10.6
Certificates of deposit accounts	389,674	39.5	406,551	43.0	(4.2)
Total deposits	$986,441	100.0%	$945,884	100.0%	4.3%

The Bank strives to grow deposits through many channels including enhancing its brand recognition within its communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding its experienced sales team accountable for growing deposits and relationships.  During 2011, we increased our core deposits by $57.4 million, including increases of $16.2 million in non-interest bearing checking deposits and $22.1 million in interest bearing checking deposits.  Increasing core deposits is reflective of our success in deepening our client relationships, one of our core Strategic Plan objectives.  Total certificates of deposit decreased by $16.9 million, or 4.2%, at September 30, 2011 compared to December 31, 2010 as management continues to be disciplined about pricing these deposits.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative as compared to FHLB advances.  At September 30, 2011, we had $16.2 million in Repo Sweeps compared to $13.4 million at December 31, 2010.  The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds.  The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds

Borrowed funds consisted of the following at the dates indicated:

	September 30, 2011		December 31, 2010
		Weighted-		Weighted-
		Average		Average
		Contractual		Contractual
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2011	$—	—%	$15,000	3.75%
2013	15,000	2.22	15,000	2.22
2015	15,000	1.42	—	—
2014 (1)	1,069	6.71	1,096	6.71
2018 (1)	2,513	5.54	2,513	5.54
2019 (1)	6,358	6.29	6,589	6.30
Total FHLB advances	39,940	2.90	40,198	3.79

Short-term variable-rate borrowed funds - repo sweep accounts	16,175	.30	13,352	.50

Total borrowed funds	$56,115	2.15%	$53,550	2.97%
           ____________________

(1)	These are amortizing advances and are listed by their contractual final maturity date.

During the third quarter of 2011, the Bank entered into a new $15.0 million four-year fixed-rate FHLB advance which was taken for interest rate risk purposes.

At September 30, 2011, the Bank had a line of credit with a large commercial bank with a maximum of $15.0 million in secured overnight federal funds availability at the federal funds market rate at the time of any borrowing.  The Bank also has a borrowing relationship with the Federal Reserve Bank (FRB) discount window.  There were no outstanding balances at September 30, 2011 and December 31, 2010.  These lines were not utilized during 2011.

Shareholders’ Equity

Shareholders’ equity at September 30, 2011 was $114.8 million compared to $112.9 million at December 31, 2010.  The increase was primarily due to $2.1 million of net income for the year to date period less common stock dividends declared of $328,000.

Asset Quality and Allowance for Loan Losses

Non-performing Assets. The following table provides information relating to non-performing assets at the dates presented.

	September 30, 2011	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$571	$665	$228
Commercial real estate:
Owner occupied	12,296	14,852	9,119
Non-owner occupied	25,664	19,844	21,512
Multifamily	783	1,002	1,071
Commercial construction and land development	7,707	7,707	9,183
Commercial participations	6,442	8,191	9,499
Total commercial loans	53,463	52,261	50,612
Retail loans:
One-to-four family residential	4,908	4,194	2,955
Home equity lines of credit	795	589	718
Retail construction	169	169	203
Other	―	4	4
Total retail loans	5,872	4,956	3,880
Total non-performing loans	59,335	57,217	54,492
Other real estate owned, net	17,195	21,164	22,324

Total non-performing assets	76,530	78,381	76,816
90 days past due loans still accruing interest	96	405	2,469
Total non-performing assets plus 90 days past due
loans still accruing interest	$76,626	$78,786	$79,285
Non-performing assets to total assets	6.55%	6.95%	6.85%
Non-performing loans to total loans, net of deferred fees	8.18	7.76	7.44

Total non-performing loans increased $2.1 million to $59.3 million at September 30, 2011 from $57.2 million at June 30, 2011 and increased $4.8 million from $54.5 million at December 31, 2010.  During the third quarter of 2011, non-performing loans increased primarily due to four non-owner occupied commercial real estate loans totaling $6.1 million being transferred into non-accrual status.  Partially offsetting this increase, net charge-offs totaled $2.5 million during the third quarter of 2011.  Non-performing loans also decreased due to the payoff of a $771,000 owner occupied commercial real estate loan from the sale of the collateral and the transfers of an owner occupied commercial real estate loan totaling $979,000 and a commercial participation loan totaling $1.9 million being transferred to other real estate owned.

During the third quarter of 2011, the Bank sold $6.9 million of other real estate owned properties and recognized pre-tax net gains on the sales totaling $266,000.  We currently have contracts on six separate other real estate owned properties which we anticipate will reduce non-performing assets by an additional $597,000 during the fourth quarter of 2011 with no anticipated loss on sale, presuming the transactions close as scheduled and pursuant to the contractual terms.

Included in the non-performing loan totals are non-performing syndications and purchased participations as identified by loan category and states in the following tables.

	September 30, 2011	June 30, 2011	December 31, 2010	% Change from December 31 to September 30
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$5,302	$5,302	$5,302	—%
Commercial construction and land development	1,140	2,889	4,197	(72.8)
Total non-performing syndications and purchased participations	$6,442	$8,191	$9,499	(32.2)%

Illinois	$—	$1,749	$2,354	(100.0)%
Indiana	5,302	5,302	5,302	—
Florida	1,140	1,140	1,843	(38.1)
Total non-performing syndications and purchased participations	$6,442	$8,191	$9,499	(32.2)%

Percentage of total non-performing loans	10.9%	14.3%	17.4%
Percentage of total syndications and purchased participations	38.5	38.6	40.3

Potential Problem Assets. Potential problem assets, defined as loans classified substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, totaled $4.1 million at September 30, 2011 and $926,000 at December 31, 2010.

Allowance for Loan Losses. The following is a summary of changes in the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$17,039	$17,608	$17,179	$19,461
Loan charge-offs	(2,556)	(690)	(4,643)	(5,205)
Recoveries of loans previously charged-off	30	42	78	177
Net loan charge-offs	(2,526)	(648)	(4,565)	(5,028)
Provision for loan losses	2,673	525	4,572	3,052
Balance at end of period	$17,186	$17,485	$17,186	$17,485

	September 30, 2011	December 31, 2010	September 30, 2010
	(Dollars in thousands)
Allowance for loan losses	$17,186	$17,179	$17,485
Total loans receivable, net of unearned fees	725,467	732,584	724,137
Allowance for loan losses to total loans	2.37%	2.34%	2.41%
Allowance for loan losses to non-performing loans	28.96	31.53	31.17

At December 31, 2010, we determined that a shorter credit loss history was more appropriate and indicative of the current inherent losses within our loan portfolio and consistent with current allowance trends in the banking industry.  Prior to December 31, 2010, the allowance for loan losses was calculated using a static four year historical net charge-off factor for each loan category.  In addition, the allowance for loan losses was based on our regulatory reporting categories as opposed to loan type and did not segregate the commercial purchased participation loans into a separate loan and allowance for loss category.  Based on the nature of our purchased participation loans, we believe these loans have a higher degree of risk than the other loan categories due to the fact that we are not the lead lender, many of the purchased participations are outside of our market area, and the national and local economic conditions have impacted many of the projects collateralizing these participations.  We also had substantially modified our credit policy, underwriting standards, lending personnel, and lending strategy in 2007 and 2008.  In addition, in mid-2007, we ceased purchasing participation loans and substantially reduced the origination of commercial construction and land development loans.  As such, the balances in the purchased participation portfolio will continue to decrease, and we believe the significant losses incurred related to the purchased participation loans are not indicative of the losses inherent within the directly originated portfolio.  Segregation of these purchased participation loans as a separate loan category was appropriate at December 31, 2010.

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

The allowance for loan losses was relatively stable at $17.2 million at September 30, 2011 compared to $17.2 million at December 31, 2010 and $17.5 million at September 30, 2010.  The ratio of the allowance for loan losses to total loans was also relatively stable at 2.37% at September 30, 2011 compared to 2.34% and 2.41%, respectively, at December 31, 2010 and September 30, 2010.

The provision for losses on loans increased to $2.7 million for the third quarter of 2011 from $525,000 for the prior year quarter.  The increase during the third quarter of 2011 was primarily related to the higher level of net charge-offs in the current quarter.  Net charge-offs included $532,000 on two commercial and industrial loan relationships, $876,000 on an owner occupied commercial real estate loan relationship, $448,000 on a non-owner occupied commercial real estate loan, and $360,000 on eight home equity lines of credit.

When we determine that a non-performing collateral dependent loan has a collateral shortfall, we will immediately charge off the collateral shortfall.  As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans have been affected by cumulative partial charge-offs of $4.2 million recorded through September 30, 2011 on $7.3 million, net of charge-offs, of collateral dependent non-performing loans and specific impairment reserves totaling $8.7 million on other non-collateral dependent non-performing loans at September 30, 2011.

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

At September 30, 2011, we had cash and cash equivalents of $117.8 million, an increase from $61.8 million at December 31, 2010.  The increase was mainly the result of:

•	proceeds from sales, maturities, and paydowns of investment securities aggregating $84.0 million;
•	increases in deposit accounts totaling $40.5 million;
•	proceeds from the sale of other real estate owned totaling $13.4 million;
•	proceeds from one fixed-rate FHLB advance totaling $15.0 million; and
•	redemption of FHLB stock of $11.6 million.

The above cash inflows were partially offset by:

•	purchases of investment securities totaling $101.3 million and
•	repayment of FHLB advances totaling $15.3 million.

We use our sources of funds primarily to meet our ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain an investment securities portfolio.  We anticipate that we will continue to have sufficient funds to meet our current commitments.

Our liquidity needs consist primarily of operating expenses and dividend payments to shareholders.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  We are prohibited from repurchasing shares and incurring any debt at the parent company without the prior approval of the Office of the Comptroller of the Currency (the OCC) under our informal regulatory agreement.

We are currently prohibited from paying dividends without the prior approval of the OCC pursuant to our informal regulatory agreement.  Absent such restriction, regulations provide various standards under which the Bank may declare and pay dividends to the Company without prior approval.   The dividends from the Bank are limited to the extent of the Bank’s cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  At September 30, 2011, under current regulations, the Bank had $7.1 million of retained earnings available for dividend declarations.  At September 30, 2011, the parent company had $2.7 million in cash and cash equivalents.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations

The following table presents our contractual obligations to third parties at September 30, 2011 by maturity:

	Payments Due By Period
		Over One	Over Three	Over
	One Year	through	through	Five
	or less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Certificates of deposit	$280,051	$88,766	$20,126	$731	$389,674
FHLB advances (1)	351	16,750	15,815	7,024	39,940
Short-term borrowed funds (2)	16,175	—	—	—	16,175
Service bureau contract	1,666	3,332	3,332	—	8,330
Operating leases	401	556	268	1,902	3,127
Dividends payable on common stock	109	—	—	—	109
	$298,753	$109,404	$39,541	$9,657	$457,355

           ______________
           (1)   Does not include interest expense at the weighted-average contractual rate of 2.90% for the periods presented.
           (2)   Does not include interest expense at the weighted-average contractual rate of .30% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at September 30, 2011:

		Over One	Over Three	Over
	One Year	through	through	Five
	or Less	Three Years	Five Years	Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$17,659	$—	$—	$85	$17,744
Commercial real estate:
Owner occupied	6,038	—	135	—	6,173
Non-owner occupied	—	—	—	—	—
Multifamily	240	—	—	—	240
Commercial construction and land development	2,268	—	—	—	2,268
Commercial participations	—	48	—	—	48
Retail	6,856	—	—	—	6,856
Commitments to fund unused:
Equity lines of credit	15,976	—	—	40,356	56,332
Commercial business lines	54,064	7,197	150	100	61,511
Construction loans	2,303	—	2,908	—	5,211
Credit enhancements	3,893	—	4,307	9,225	17,425
Letters of credit	3,282	250	—	—	3,532
	$112,579	$7,495	$7,500	$49,766	$177,340

      The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  Credit enhancements expire at various dates through 2018.  Letters of credit expire at various dates through 2013.

We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act.  These commitments include $384,000 to be funded over three years.  The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.  These commitments are not included in the commitment table above.

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

Regulatory Capital

The Bank is subject to minimum capital adequacy guidelines as set forth in regulations previously adopted by the Office of Thrift Supervision (OTS) which are now enforced by the OCC.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material impact on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.

Quantitative measures previously established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets.  At September 30, 2011, the Bank exceeded all minimum regulatory capital ratios to be considered “well capitalized.”

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2011:
Tangible capital to adjusted total assets	$102,944	8.87%	$17,414	>=1.5%	$23,218	>=2.0%
Tier 1 (core) capital to adjusted total assets	102,944	8.87	46,437	>=4.0	58,046	>=5.0
Tier 1 (core) capital to risk-weighted assets	102,944	12.31	33,449	>=4.0	50,174	>=6.0
Total capital to risk-weighted assets	113,480	13.57	66,899	>=8.0	83,623	>=10.0

As of December 31, 2010:
Tangible capital to adjusted total assets	$101,144	9.07%	$16,719	>=1.5%	$22,292	>=2.0%
Tier 1 (core) capital to adjusted total assets	101,144	9.07	44,583	>=4.0	55,729	>=5.0
Tier 1 (core) capital to risk-weighted assets	101,144	12.26	33,005	>=4.0	49,508	>=6.0
Total capital to risk-weighted assets	109,869	13.32	66,011	>=8.0	82,514	>=10.0

As of September 30, 2011 and December 31, 2010, the Bank was categorized as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized,” the Bank must maintain a minimum core capital to adjusted total assets, core capital to risk-weighted assets, and total capital to risk-weighted asset ratios as set forth in the table above.

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at September 30, 2011:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$113,326	$113,326	$113,326
Disallowed deferred tax asset	(12,645)	(12,645)	(12,645)
Adjustment for unrealized losses on certain available-for-sale securities	3,104	3,104	3,104
Other	(841)	(841)	(841)
General allowance for loan losses	—	—	10,536
Regulatory capital of the Bank	$102,944	$102,944	$113,480

The increase in the Bank’s risk-based capital ratio from December 31, 2010 is primarily a result of an increase in the Bank’s shareholders’ equity from net income for 2011 coupled with an increase in other interest earning deposits that are in the 0% risk-weighting category.  In addition, the Bank reclassified its ASC 310-10 allowance on impaired loans into the general allowance for loan losses for regulatory reporting and risk-based capital calculation purposes.  In 2010, the Office of Thrift Supervision indicated that these reserves on non-collateral dependent loans should be classified as specific valuation allowances which would require that the ASC 310-10 allowance for non-collateral dependent impaired loans reduce the balance of loan receivables for regulatory reporting purposes and the allowance for loan losses which reduced the Bank’s total loans receivable, risk-based assets and the amount of risk-based capital.  Upon transition to the OCC as the Bank’s regulatory agency, the OCC has clarified that the ASC 310-10 allowance for non-collateral dependent impaired loans should be considered as part of the general allowance for loan losses for regulatory reporting purposes.  This change was made for the Bank’s regulatory report for the third quarter of 2011 and increased the Bank’s risk-based capital ratio by 21 basis points.

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

We maintain a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, interest rate risk (IRR), and liquidity.  The Asset/Liability Management Policy falls under the authority of the Board of Directors which in turn assigns its formulation, revision, and administration to the ALCO.  The ALCO schedules monthly meetings and consists of certain senior officers and one outside director.  The results of the meetings are reported to the Board of Directors.  The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor IRR, verify compliance with Board approved IRR tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor our capital position, review the current and prospective liquidity positions, and monitor alternative funding sources.  The policy requires management to measure overall IRR exposure using Net Present Value analysis and earnings-at-risk analysis.

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

Net Portfolio Value Analysis measures our interest rate risk by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a shock in interest rates ranging down 200 to up 300 basis points.  The following table shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of September 30, 2011 and December 31, 2010.

	Net Portfolio Value
	At September 30, 2011			At December 31, 2010
	$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
	(Dollars in thousands)
Assumed Change in Interest Rates
(Basis Points)
+300	$136,508	$16,166	13.4%	$135,273	$5,530	4.3%
+200	134,233	13,891	11.5	135,380	5,637	4.3
+100	129,254	8,912	7.4	132,500	2,757	2.1
0	120,342	—	—	129,743	—	—
-100	106,526	(13,816)	(11.5)	119,664	(10,079)	(7.8)
-200	100,561	(19,781)	(16.4)	111,927	(17,816)	(13.7)

Our reported earnings at risk analysis models the impact of instantaneous parallel shifts in yield curve changes in interest rates (assuming interest rates rise and fall in increments of 100 basis points), on anticipated net interest income over a twelve month horizon.  These models are modeling underlying cash flows in each of our interest-sensitive portfolios under these changing rate environments.  This includes adjusting anticipated prepayments, changing expected business volumes and mix as well as modeling anticipated changes in interest rates paid on core deposit accounts, whose rates do not necessarily move in any relationship to movements in Treasury rates.  We compare these results to our results assuming flat interest rates.

The following table presents the projected changes in net interest income over a twelve month period for the various interest rate change (rate shocks) scenarios at September 30, 2011 and December 31, 2010, respectively.

	Change in
	Net Interest Income
	Over a Twelve
	Month Period
	September 30, 2011		December 31, 2010
	$ Change	% Change	$ Change	% Change
Assumed Change in Interest Rates
(Basis Points)
+300	$1,997	5.5%	$(504)	(1.3)%
+200	1,291	3.6	(334)	(.9)
+100	582	1.6	(231)	(.6)
-100	192	0.5	1,276	3.4
-200	33	0.1	808	2.2

The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 3.6% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase .5% in year one.  Interest income projections for rates moving down 100 basis points are greater than for rates moving down 200 basis points as rates on short-term liabilities have limited room to reprice lower while rates on certain assets are at contractual or absolute floors.  The primary causes for the changes in net interest income over the twelve month period were a result of the changes in the composition of interest earning assets and interest-bearing liabilities, their repricing characteristics and frequencies, and related interest rates.  The net interest income projections for rising rates have improved since December 31, 2010 as the Bank has been growing low-cost core deposits, extending the maturities on fixed-rate borrowing liabilities, shifting the investment securities portfolio from fixed-rate bonds to floating-rate bonds, and growing interest-earning bank deposit assets.  Actual results will differ from the above model results due to timing, magnitude and frequency of interest rate changes, as well as changes in market conditions and management strategies.  The above table does not reflect any actions we might take in response to changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At September 30, 2011, we were in compliance with all of our tolerance limits with the exception of the NPV tolerance limit for a movement in rates down 200 basis points.  Given the current low level of interest rates, we do not believe this exception is material because this interest scenario is not probable.

The IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.        Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.       Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 (the 2010 Form 10-K), as updated in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the Form 10-Q), which could materially affect our business, financial condition, or future results.  There have been no material changes from the risk factors as disclosed in the 2010 Form 10-K and the Form 10-Q.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
We did not repurchase any shares of our common stock during the quarter ended September 30, 2011.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior approval pursuant to an informal regulatory agreement.

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
101.0
The following financial statements from the CFS Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 2, 2011, formatted in Extensive Business Reporting Language (XBRL):  (i) condensed consolidated statements of condition, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of changes in shareholders’ equity, (iv) condensed consolidated statements of cash flows, and (v) the notes to condensed consolidated financial statements (4)

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

CFS BANCORP, INC.

Date: November 2, 2011	By:	/s/ Thomas F. Prisby
Thomas F. Prisby, Chairman of the Board and
Chief Executive Officer

Date: November 2, 2011	By:	/s/ Jerry A. Weberling
Jerry A. Weberling, Executive Vice President
and Chief Financial Officer