Form 10-K
period 2011-12-31
CFS BANCORP INC
filed 2012-03-06
CIK 1058438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 0-24611
CFS Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-2042093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

707 Ridge Road
Munster, Indiana	46321
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (219) 836-2960

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	NASDAQ Global Market
(Title of Each Class)	(Name of Each Exchange of Which Registered)
Securities registered pursuant to Section 12(g) of the Act:
None
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☑
As of June 30, 2011, the aggregate value of the 10,867,802 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,718,170 shares held by affiliates of the Registrant as a group, was approximately $49.1 million. This figure is based on the closing sale price of $5.37 per share of the Registrant’s Common Stock reported on the NASDAQ Global Market on June 30, 2011.
Number of shares of Common Stock outstanding as of February 29, 2012: 10,879,833
DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant’s definitive proxy statement for its 2012 Annual Meeting of Shareholders are incorporated by reference into Part III.

CFS BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

Certain statements contained in this Annual Report on Form 10-K, in other filings with the United States Securities and Exchange Commission (SEC), and in the Company’s press releases or other shareholder communications are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements relate to our business plans or strategies; projections involving anticipated revenues, earnings, profitability, or other aspects of our operating results; or other future developments in our business or the industry in which we conduct our business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking language such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “intend,” “plan,” “should,” “would be,” “will,” “intend to,” “project,” or similar expressions or the negative thereof, as well as statements that include future events, tense or dates, or are not historical facts.

You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. Various factors, including regional and national economic conditions, changes in the levels and sufficiency of our current capital and equity ratios, legislative changes, changes in levels of market interest rates, changes in our provision for loan losses and other credit-related costs, non-performing loans and assets, charge-offs, and other risks which are inherent in our lending and investment activities, the sufficiency of our allowance for loan losses, changes in the cost of funds, demand for loan products and financial services, changes in accounting principles, ability to realize deferred tax assets, competitive and regulatory factors, our ability to diversify our loan portfolio and grow deposits, and successful execution of our strategy and our Strategic Growth and Diversification Plan could affect our financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, assumptions, and changes in circumstances. Forward-looking statements are not guarantees of future performance or outcomes, and actual results or events may differ materially from those included in these statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, unanticipated events, or circumstances after the date of such statements unless required to do so under the federal securities laws.

PART I.

ITEM 1.	BUSINESS

GENERAL

CFS Bancorp, Inc. (the Company), an Indiana corporation, was incorporated in March 1998 and is the holding company for Citizens Financial Bank (the Bank), our banking subsidiary. The Bank, which was organized as a federally chartered mutual savings and loan association and has been operating in Northwest Indiana since 1934 and the Southern suburbs of Chicago, Illinois since 1998, formed the holding company in connection with its conversion from a mutual to stock savings institution. We are currently subject to primary oversight and examination by the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Chicago. See “Regulation and Supervision of the Company and the Bank” below in this “Business” section.

       The Bank’s executive offices are located in Munster, Indiana, and it has 22 full service banking centers located in Lake and Porter counties in Northwest Indiana and Cook, DuPage, and Will counties in Illinois. We employed 303 full-time equivalent employees at December 31, 2011. Management strives to maintain excellent relations with its employees. Our executive officers and those of the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment, and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition, the Company utilizes the support staff of the Bank from time to time. The Company is responsible for the overall conduct, direction, safety and soundness, and performance of the Bank and provides various services, establishes company-wide policies and procedures, and provides other resources as needed, including capital, to the Bank.

In recent years, we have transitioned our business model from a traditional savings and loan engaged primarily in one-to-four family residential mortgage lending to a more diversified consumer and business bank while retaining our emphasis on high-performing, personalized client service.

Our 22 full service banking centers deliver retail and small- to medium-sized business loan and deposit products and services in the communities we serve. Banking center managers and their staffs utilize a market and relationship focused, client centric approach in identifying opportunities and meeting the needs and exceeding the expectations of our clients. By providing high-quality personalized client services and solutions, the Banking Centers enhance our ability to improve our market share.

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

We offer a wide variety of checking, savings, and other deposit accounts. We also offer investment services and securities brokerage targeted to individuals, families, and small- to medium-sized businesses in our primary market areas through a non-affiliated third-party provider. We have increased our business product offerings over the past few years to enhance our opportunity to serve the cash management needs of our client base. These products include public fund deposits, a full array of sweep products including repurchase sweep accounts, zero balance accounts, remote deposit capture, positive pay and merchant services, business overdraft protection, business online banking, and other cash management related services.

We periodically evaluate our overall market presence, and we target areas that we believe are not yet fully served by other banking organizations, offer an attractive deposit base or potential business growth opportunities, and complement our existing market territory. We also examine our cost structure in relation to our banking centers and look for opportunities to work more effectively and efficiently. During 2011, based on our analysis indicating a low probability of achieving the targeted goals necessary to justify the continued investment, we decided to close our Bolingbrook and Orland Park, Illinois, branches effective March 31, 2012. The clients served by those banking centers will be transferred to our Darien and Tinley Park banking centers, respectively. Also in 2011, we decided to not utilize certain parcels of land we own in Bolingbrook and Olympia Fields, Illinois, for future banking centers that had been previously planned for those sites.

The Bank’s revenue is largely dependent on net interest income, which is the difference between interest earned on interest-earning assets, such as loans, and the interest expense paid on interest-bearing liabilities, such as deposits, and fee-based income. The Bank’s operations are significantly impacted by current economic conditions, the regulations of the OCC, the monetary policy of the federal government, including the Board of Governors of the Federal Reserve System (FRB), and governmental tax policies and budgetary matters.

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

CORPORATE GOVERNANCE AND CODE OF CONDUCT AND ETHICS

      We have established certain committees of our Board of Directors, specifically Audit, Compensation, and Corporate Governance and Nominating Committees. The charters of the Audit, Compensation, and Corporate Governance and Nominating Committees as well as our Code of Conduct and Ethics can be found on our website listed above. The duties of the Executive Committee of the Bank are set forth in the Bank Board resolution that authorized the committee. The information is also available in printed form to any shareholder who requests it by writing to us in care of our Vice President – Corporate Secretary, 707 Ridge Road, Munster, Indiana 46321.

MARKET AREA AND COMPETITION

We currently operate 22 full service banking centers in Lake and Porter counties in Northwest Indiana and in Cook, DuPage, and Will counties in Illinois. All areas served are part of the Chicago Metropolitan Statistical Area. As previously discussed, effective March 31, 2012, we will operate 20 full service banking centers due to the planned closure of our Bolingbrook and Orland Park, Illinois, banking centers.

We have historically concentrated our efforts in the markets surrounding our banking centers. Our market area reflects diverse socio-economic factors. Historically, the market area in Northwest Indiana and the South-suburban areas of Chicago were heavily dependent on manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly more significant to the region in the last decade. The local economies are affected by the interrelation with Chicago as well as suburban business centers in the area. Prior to mid-2007, we had also invested in areas outside of our market through the direct origination of commercial loans and the purchase of commercial syndication and participation loans. Our investment in the areas outside of our market continues to decrease as we exit these loans.

       We face significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers, and the market for deposit funds is one of the most competitive in the United States. The competition for loans comes principally from commercial banks, other savings banks, savings associations, and to a lesser degree, mortgage-banking companies, conduit lenders, and insurance companies. The most direct competition for deposits has historically come from savings banks, commercial banks, and credit unions. We face additional competition for deposits from short-term money market funds, other corporate and government investment securities funds, and other non-depository financial institutions such as brokerage firms and insurance companies.

LENDING ACTIVITIES

General

We originate commercial and retail loans. Included in the commercial loan portfolio are commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), and construction and land development loans we directly originated as well as syndication and participation loans we purchased prior to mid-2007. The retail loan portfolio includes one-to-four family residential mortgage, construction and lot, and consumer loans including home equity loans, home equity lines of credit (HELOCs), auto loans, and other consumer loans. See the loans receivable composition table in “Loans” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our lending strategy seeks to diversify our portfolio in an effort to limit risks associated with any particular loan type or industry while building a quality loan portfolio. We have established specific collateral concentration limits in a manner we believe will not hamper our relationship managers in the pursuit of new business opportunities in a variety of sectors. Our commercial loan underwriting focuses on the cash flow from business operations, the financial strength of the borrower and guarantors, and the underlying collateral. We have tested and implemented loan grading matrices for commercial and industrial loans, commercial real estate owner occupied and non-owner occupied loans, and commercial real estate multifamily loans. The grading criteria is based on core credit attributes that emphasize cash flow, trends, collateral, and guarantor liquidity and removes subjective criteria and bias. Since late 2008, we have required the use of these matrices for all commercial loans.

We utilize secondary market standards for underwriting one-to-four family residential mortgage loans which facilitate our ability to sell these loans into the secondary market. Secondary market requirements place limitations on debt-to-income ratios and loan size among other factors. As part of the underwriting process, we evaluate, among other things, the applicant’s credit history, income, employment stability, repayment capacity, and collateral. We forward commit one-to-four family residential mortgage loans for sale on a best efforts basis through the secondary market. During 2011, we sold $16.0 million of loans to the Federal National Mortgage Association (FNMA). We plan on continuing to originate and sell fixed-rate one-to-four family residential mortgage loans as a part of our ongoing business strategy to increase non-interest income.

We utilize a risk-based lending approach for underwriting our home equity products and other consumer loans. This approach evaluates the applicant’s credit score, debt-to-income ratio, and collateral value and tiers the interest rates based upon the evaluation of these attributes.

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

A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $15.7 million in our case at December 31, 2011), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable investment securities.

We are also required to monitor our aggregate loans to corporate groups. These are loans that are made to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate properties and underwritten based on separate cash flows, the entities may all be owned or controlled by one individual or a group of individuals. We are required by regulation to limit our aggregate loans to any corporate group to 50% of Tier 1 capital. At December 31, 2011, Tier 1 capital was $94.5 million. Our largest corporate group relationship at December 31, 2011 equaled $20.7 million, well below the group lending limit of $47.3 million, and are performing in accordance with their terms.

COMMERCIAL LENDING

General

Our commercial lending portfolio includes commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), construction and land development loans, and participations purchased. The business banking group is responsible for growing our commercial loan portfolio by generating small- to medium-sized business relationships, which includes cross-selling all bank products and services. Our short-term and revolving commercial loans generally have variable interest rates indexed to the Wall Street Journal prime lending rate, the London Interbank Offered Rate (LIBOR), the Federal Home Loan Bank of Indianapolis (FHLB of Indianapolis) rate, or the three- or five-year U.S. Treasury rate. Our longer-term amortizing loans generally have balloon dates of three to five years, which allows us to reprice the loans based on current market conditions and changes in the asset quality.

Commercial and Industrial Loans

We continue our strategic shift from commercial real estate to commercial and industrial lending. Our focus is small- and medium-sized business relationships, which are generally secured by business assets including accounts receivable, inventory, and equipment and typically include the personal guarantees of the principals of the business. On occasion, these loans will include a borrowing base and/or additional real estate as collateral to enhance our security position as well as the borrower’s commitment to the loan. The commercial and industrial loans undergo an underwriting process similar to the other types of commercial lending we offer; however, these loans tend to have different risks associated with them since repayment is generally based on the cash flows generated from the borrower’s business. As of December 31, 2011, the total outstanding balance of our commercial and industrial loan portfolio was $85.2 million, or 12.0% of our total loans receivable, and the average loan size in this portfolio approximated $244,000.

Commercial Real Estate

 The commercial loan portfolio also includes loans secured by owner occupied, non-owner occupied, and multifamily real estate, generally with terms of three to ten years and an amortization period of 25 years or less. We offer fixed interest rate loans and variable rate loans with fixed interest rates for the initial three- or five-year period which then adjust at each three- or five-year interval, according to a designated index, such as the prime lending rate, LIBOR, FHLB of Indianapolis rate, or U.S. Treasury rate, plus a stipulated margin, for the remainder of the term. Commercial real estate loans generally have shorter terms to maturity and higher yields than our one-to-four family residential mortgage loans. Upon closing, we usually receive fees between .25% and 1% (subject to competitive conditions) of the principal loan balance. These loans may be subject to prepayment penalties. We generally obtain personal guarantees for commercial real estate loans from any principal owning 20% or more of the business.

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

Commercial real estate owner occupied loans are generally a borrower purchased building where the borrower occupies at least 50% of the space with the primary source of repayment dependent on sources other than the underlying collateral. These types of loans are secured by properties housing the owner’s business such as light industrial/warehouses, restaurants, single tenant office properties, multi-tenant office properties, and professional office properties. At December 31, 2011, the outstanding balance of our commercial real estate owner occupied loan portfolio was $93.8 million, or 13.2% of total loans receivable, and the average loan size in this portfolio approximated $458,000.

Commercial real estate non-owner occupied loans are generally loans collateralized by commercial income-producing properties such as office buildings, retail shopping centers, mixed-use commercial buildings, and properties used in the hospitality industry. We generally obtain the personal guarantee(s) of the borrower(s) to help mitigate the risk associated with this type of lending. At December 31, 2011, the outstanding balances of our commercial real estate non-owner occupied loan portfolio was $188.3 million, or 26.5% of total loans receivable, and the average loan size in this portfolio approximated $724,000.

Commercial real estate multifamily loans include loans to purchase or refinance residential rental properties with five or more units such as apartments, town homes, and nursing homes. Our emphasis is to originate multifamily loans collateralized by properties with 24 units or less. At December 31, 2011, the outstanding balance of our commercial real estate multifamily loan portfolio was $71.9 million, or 10.1% of total loans receivable, and the average loan size in this portfolio approximated $461,000.

Construction and Land Development Loans

We provide construction loans for various commercial real estate and multifamily residential projects. We also originate loans to developers for the purpose of developing the land (e.g., roads, sewer, and water) for sale. Due to the higher degree of risk and the current lack of activity in the housing and land development markets, we have deemphasized originations in this category over the last four years and continue to reduce our existing exposure to this type of lending.

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

In evaluating any new originations of construction and development loans, we generally consider evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and/or the general contractor, the amount of the borrower’s equity in the project, independent valuations and reviews of cost estimates, pre-construction sale or leasing information, and cash flow projections of the borrower. To reduce the inherent risks, we may require performance bonds in the amount of the construction contract and generally obtain personal guarantees from the principals of the borrower. At December 31, 2011, the outstanding balance of our commercial construction and land development loans was $22.0 million, or 3.1% of total loans receivable, and the average loan size in this portfolio approximated $630,000.

Commercial Participations

Our commercial purchased participation portfolio includes loans originated by other lenders and loan syndications that we have historically invested in on a participating basis to supplement the direct origination of our commercial and construction loan portfolio. During 2007, we experienced margin contraction and detected credit risks in excess of our risk tolerances in the opportunities being presented in this portion of our loan portfolio. As a result, we stopped purchasing new syndications and participations in the second quarter of 2007. We continue to reduce our exposure on these types of loans, which primarily include commercial construction and land development and commercial real estate loans. At December 31, 2011, purchased participation loans totaled $12.1 million, or 1.7% of total loans receivable.

RETAIL LENDING

General

The retail lending program includes one-to-four family residential loans, home equity loans, HELOCs, one-to-four family residential construction and lot loans, auto loans, and other consumer loans. We currently originate fixed-rate one-to-four family residential mortgage loans to sell to the secondary market. We employ mortgage loan originators to increase our volume of originations within our geographic footprint with the intention of selling, with servicing retained and without recourse, these fixed-rate loans to the secondary market. We currently retain all of the variable-rate one-to-four family residential loans we originate.

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

Our fixed-rate loans are originated under terms, conditions, and documentation which permit them to be sold in the secondary market. Prior to the third quarter of 2010, we were retaining all fixed-rate one-to-four family residential mortgage loans in our portfolio. Since then, we have generally sold a majority of our conforming fixed-rate one-to-four family residential mortgage loan originations with terms of 15, 20, and 30 years to FNMA on a servicing-retained basis. During 2011 and 2010, we sold $16.0 million and $6.0 million, respectively, of loans to FNMA. During 2012, we plan to become an approved FHA/VA lender with a commercial bank conduit to be able to originate and sell FHA/VA loan originations on a servicing-released basis. At December 31, 2011, $124.4 million, or 68.4%, of our one-to-four family residential mortgage loans were fixed-rate loans with a weighted-average rate of 4.96%.

The adjustable-rate one-to-four family residential mortgage (ARM) loans currently offered have interest rates which are fixed for the initial three- or five-year period and then adjust annually to the corresponding Constant Maturity Treasury index (CMT) plus a stipulated margin. ARMs generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate increases over the life of the loan. This cap is generally 6% above the initial rate. ARMs require that any payment adjustment resulting from a change in the interest rate of an adjustable-rate loan be sufficient to result in full amortization of the loan by the end of the loan term and do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. We do not have any interest-only adjustable rate one-to-four family residential loans in our portfolio. At December 31, 2011, $57.6 million, or 31.6%, of our one-to-four family residential mortgage loans were adjustable-rate loans with a weighted-average rate of 3.24%.

Home Equity Products

The majority of our home equity products are HELOCs which are structured as a variable-rate line of credit with terms up to 20 years including a 10-year repayment period. We also offer home equity loans with a 10-year term which have a fixed interest rate through maturity. Our home equity products are secured by the underlying equity in the borrower’s residence. These products currently require LTV ratios of 80% or less after taking into consideration any first mortgage loan. There is a higher level of risk associated with this type of lending since these products are typically secured by a second mortgage on the borrower’s residence. We look to the borrower’s credit score and a verification of the borrower’s debt-to-income ratio as an indication of their ability to pay and a factor in establishing the interest rate on the loan or line of credit. At December 31, 2011, the outstanding balance of HELOCs was $52.9 million, or 7.4% of total loans receivable.

Retail Construction

Our construction and lot loans for one-to-four family residences are typically loans on single lots for the construction of the borrower’s single family residence. Due to the current economic conditions and lack of activity in the housing and land development markets, we continue to reduce our exposure to this type of lending. At December 31, 2011, the outstanding balance of our retail construction loans was $1.0 million, or .1% of total loans receivable.

Other Loans

Other retail loans consist primarily of consumer loans, loans secured by deposit accounts, and auto loans. Historically, we have not actively marketed these types of loans. During 2011, we began to actively solicit these types of consumer loans to clients within our market areas.

INVESTMENT SECURITIES ACTIVITIES

Our investment policy, which has been approved by our Board of Directors, prescribes authorized investments and outlines our practices for managing risks involved with investment securities. The Asset/Liability Management Committee (ALCO) approves major policy guidelines and designates authority to make investments for the Bank to our Investment Committee. The Investment Committee consists of our President and Chief Executive Officer, Corporate Investment Officer, and Chief Financial Officer, who serves as the committee’s Chairman. The Corporate Investment Officer oversees the day-to-day operations of our investment portfolio in accordance with our investment policy. Our investments are managed to balance the following objectives:

•	provide liquidity for loan demand, deposit fluctuations, and other balance sheet changes;

•	preserve principal;

•	protect net interest income from the impact of changes in market interest rates;

•	meet pledging and liquidity requirements; and

•	maximize return on invested funds within acceptable risk guidelines.

Our investment policy permits investments in various types of investment securities including obligations of the U.S. Treasury, federal agencies, government sponsored enterprises (GSEs), corporate obligations, residential and commercial mortgage-backed and mortgage-derivative securities, pooled trust preferred investment securities, other equity investment securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors. We currently do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative instruments.

Under Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification at the time of purchase. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on investment securities. Debt investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and the ability to hold the investment securities to maturity. Investment securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized. Investment in FHLB stock is carried at cost. The Company has no trading account investment securities.

SOURCES OF FUNDS

General

Deposits are the primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds from loan principal repayments and borrowed funds. Loan repayments are historically a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by the general level of interest rates and money market conditions. We have used borrowed funds in the past, primarily Federal Home Loan Bank (FHLB) advances, to supplement our deposits as a source of funds, but have reduced our reliance on this funding source over the last few years.

Deposits

Our deposit products include a broad selection of deposit instruments, including checking accounts, money market accounts, savings accounts, and certificates of deposit, which we believe meet the needs of our clients within our market area. We consider our checking, money market, and savings accounts to be our core deposits. Deposit account terms may vary with principal differences including: (i) the minimum balance required; (ii) the time period the funds must remain on deposit; and (iii) the interest rate paid on the account.

We recently implemented a new checking deposit acquisition marketing program in all of our markets to attract both retail and business core deposits and anticipate that core deposits will continue to grow from the 2011 levels. We do not advertise for deposits outside of our market area and do not use the services of deposit brokers. We have developed public deposit products attractive to local municipalities. Due to the relatively large size of these balances and the cyclical nature of the municipalities’ cash flows, total deposits can fluctuate as a result of changes in these balances.

Borrowed funds

Although deposits are our primary source of funds, our policy has also been to utilize borrowed funds, including advances from the FHLB of Indianapolis. These advances are secured by our investment in the capital stock of the FHLB of Indianapolis, a pledge of certain of our mortgage loans, and time deposits with FHLB of Indianapolis. These advances are made in accordance with several different credit programs, each of which has its own interest rate and range of maturities. We utilize short-term federal funds purchased and borrowed funds from the FRB as other sources of funds when necessary. We also offer sales of investment securities under agreements to repurchase (Repo Sweeps). These Repo Sweeps are treated as financings, and the obligations to repurchase investment securities sold are reflected as borrowed funds in our consolidated statements of condition.

SUBSIDIARIES

During 2011, the Bank had two wholly-owned subsidiaries, CFS Holdings, Ltd. (CFS Holdings) and WHCC, LLC. CFS Holdings was approved by our former regulator, the Office of Thrift Supervision (OTS), in January 2001 and began operations in June 2001. This subsidiary is located in Hamilton, Bermuda. It was initially funded with approximately $140.0 million of the Bank’s investment securities and performs a significant amount of our investment securities investing activities. Certain of these activities are performed by a resident agent in Hamilton in accordance with the operating procedures and investment policy established for CFS Holdings and approved by Bank personnel. At December 31, 2011, CFS Holdings’ portfolio included $90.6 million of investment securities available-for-sale with net unrealized gains of $1.2 million. The revenues of CFS Holdings, primarily interest income, were $4.6 million for the year ended December 31, 2011 and $5.0 million for each of the years ended December 31, 2010 and 2009. Operating expenses of this subsidiary were $67,000, $63,000, and $65,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

WHCC, LLC was approved by the OTS and began operations in April 2011 as a land development subsidiary to hold other real estate owned land to disposition. It was initially funded with $15,000 in cash and $2.1 million of other real estate owned from the Bank. At December 31, 2011, WHCC, LLC included $3.5 million of other real estate owned property. The subsidiary did not recognize any income during 2011 and operating expenses totaled $10,000 for the nine months ended December 31, 2011.

REGULATION AND SUPERVISION OF THE COMPANY AND THE BANK

General

The Company and the Bank are extensively regulated under applicable federal and state laws and regulations. Pursuant to provisions contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Company, as a savings and loan holding company, and the Bank, as a federally-chartered savings association, are now currently supervised, examined, and regulated by the Board of Governors of the FRB and the OCC, respectively. Prior to July 21, 2011, both the Company and the Bank were supervised, examined, and regulated by the OTS. As a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (1934 Act), the Company is also subject to the regulations of the SEC and the periodic reporting, proxy solicitation, and other requirements under the 1934 Act. As an institution insured by the Federal Deposit Insurance Corporation (FDIC), the Bank’s deposits are insured by the FDIC through its Deposit Insurance Fund (DIF) and is subject to regulation by the FDIC. In addition, the Bank is a member of the Federal Home Loan Bank (FHLB) system. The Bank must file reports with the OCC concerning its activities and financial condition and obtain regulatory approval prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The FRB and the OCC also conduct periodic examinations of the Company and the Bank, respectively.

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

The Home Owners’ Loan Act, as amended (HOLA), and FRB regulations generally prohibit a savings and loan holding company from engaging in any activities that would constitute a serious risk to the safety and soundness of the Bank. Further, the HOLA and the FRB prohibit a savings and loan holding company, without prior FRB approval, from acquiring, directly or indirectly, the ownership or control, or all, or substantially all, of the assets or more than 5% of the voting shares, of any other savings association or savings and loan holding company.

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

Federal Savings Association Regulation

Business Activities. The Bank is a wholly-owned subsidiary of the Company. The Bank’s lending, investment, and other activities are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings associations may engage. The OCC, as successor to the OTS, now has responsibility for ensuring that the Bank complies with these laws and regulations.

Regulatory Capital Requirements and Prompt Corrective Action. OCC capital regulations require savings associations to satisfy three minimum capital standards: (i) a risk-based capital requirement, (ii) a leverage requirement, and (iii) a tangible capital requirement.

Under the risk-based capital requirements of the OCC, the Bank must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In determining the amount of risk-weighted assets, all assets are multiplied by a risk-weight factor ranging from 0% to 100%, as assigned by the OCC capital regulations based on the risks inherent in the type of asset. For purposes of the risk-based capital requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, the Bank is required to maintain Tier 1 (core) capital equal to at least 4% of adjusted total assets (3% if the Bank has received the highest composite rating under the Uniform Financial Institutions Ratings System). Under the tangible capital requirement, the Bank is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets. These capital requirements are viewed as minimum standards by the OCC, and most institutions are expected to maintain capital levels significantly above these minimums.

The prompt corrective action regulations, promulgated under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), require certain mandatory actions and authorize certain other discretionary actions to be taken by the OCC and the FDIC against a savings association that falls within certain undercapitalized capital categories specified in the regulations. The regulations establish five categories of capital classification: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, the ratios of total capital to risk-weighted assets and core capital to risk-weighted assets and the leverage ratio are used to determine a savings association’s capital classification.

The OCC and the FDIC may order savings associations which have insufficient capital to take prompt corrective actions. For example, a savings association that is not at least “adequately capitalized” is required to submit a capital restoration plan to the regulators and may not, among other restrictions, increase its assets, engage in certain activities, make any capital distributions, establish a new branch, or acquire another financial institution. In addition, a capital restoration plan of a savings association controlled by a holding company must include a guarantee by the holding company limited to the lesser of 5% of the association’s assets when it failed to meet the “adequately capitalized” standard or the amount needed to satisfy the plan. Additional and more stringent supervisory actions may be taken depending on the financial condition of the savings association and other circumstances, such as, for example, the removal and replacement of directors and senior executive officers. Savings associations deemed to be “critically undercapitalized” are subject to the appointment of the FDIC as a receiver or conservator for the association.

Savings associations that have a total risk-based capital ratio of at least 10%, a leverage ratio of at least 5%, and a Tier 1 risk-based capital ratio of at least 6% and that are not subject to any order or written directive to meet and maintain a specific capital level are considered “well-capitalized.” At December 31, 2011, the Bank had a total-risk based capital ratio of 12.65%, a leverage ratio of 8.26%, and a Tier 1 risk-based capital ratio of 11.40%. As such, the Bank was considered “well-capitalized” at December 31, 2011. For further discussion related to our capital ratios see “Note 11. Shareholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Dividends and Capital Distributions. OCC regulations impose limitations upon all capital distributions by a savings association. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the association’s own stock, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The regulations provide that an association must submit an application to the OCC to receive approval of any capital distribution if the association (i) is not eligible for expedited treatment; (ii) proposes capital distributions for the applicable calendar year that exceed in the aggregate its net income for that year to date plus its retained income for the preceding two years; (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation, or agreement between the institution and the OCC by performing the capital distribution. Under any other circumstances, the association is required to provide a written notice (rather than an application) to the OCC prior to the capital distribution. Based on its retained income for the preceding two years, the Bank is currently restricted from making any capital distributions without prior written approval from the OCC. During 2011, the Bank did not pay dividends to the Company. The Company relies on dividends from the Bank as its primary source of funds, including the funds needed to pay dividends, if any, to shareholders of the Company.

Informal Regulatory Agreements. Effective March 20, 2009, the Company and the Bank agreed to enter into informal agreements with the OTS, the Company’s and Bank’s former regulator, to address certain regulatory matters.  Specifically, under the agreements, the Company and the Bank previously submitted their capital and business plans to the OTS for its review and comment as well as its review of the Bank’s efforts in monitoring and reducing its nonperforming loans.  In addition, under the agreements, the Company must receive approval to pay dividends to its shareholders and the Bank must receive approval to pay dividends to the Company prior to the declaration of any future dividends.  The Company also agreed not to repurchase or redeem any shares of its common stock or incur or renew any debt without prior approval.  The Company does not currently have any debt outstanding. Compliance with the terms of the agreements is not expected to have a material effect on the financial condition or results of operations of the Company or the Bank. The Company and the Bank believe they in compliance with the terms of these agreements.

Insurance of Deposit Accounts. Pursuant to provisions contained in the Dodd-Frank Act, each depositor’s interest-bearing deposit accounts are insured up to $250,000 by the FDIC and non-interest bearing transaction accounts are subject to unlimited deposit coverage through December 31, 2012. The Dodd-Frank Act also authorizes the FDIC to guarantee senior secured debt of solvent institutions and their holding companies in a manner similar to the Debt Guarantee Program that the FDIC established in 2008 pursuant to its Temporary Liquidity Program; however, the FDIC and the FRB must make a determination that there is a liquidity event that threatens the financial stability of the United States, and the United States Department of the Treasury (Treasury Department) must approve the terms of the guarantee program.

The Bank’s deposits are insured up to the applicable limits under the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund. The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC was required to set a minimum DIF reserve ratio of 1.35% of estimated insured deposits to be achieved by September 30, 2020. The Dodd-Frank Act also eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits. Pursuant to the Dodd-Frank Act, the FDIC recently issued a rule setting a designated reserve ratio at 2.0% of insured deposits. Also, as required by the Dodd-Frank Act, the FDIC will now calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital). Institutions will be placed into one of four risk categories for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well-capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator) and then determine the applicable assessment rate. The FDIC assessment rates range from approximately 5 basis points to 35 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to applicable adjustments for unsecured debt and brokered deposits). If the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points, and if the prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points. The applicable assessment rate is then applied to the institution’s total average consolidated assets during the assessment period less average tangible equity to determine the amount of the assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

During 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $6.6 million. At December 31, 2011, the remaining prepaid FDIC insurance assessment totaled $3.4 million.

In addition to the FDIC insurance premiums, the Bank is required to make quarterly payments on bonds issued by the Financing Corporation (FICO), an agency of the Federal government established to recapitalize a predecessor deposit insurance fund. During 2011, the Bank’s FICO assessment totaled $90,000. These assessments will continue until the FICO bonds are repaid between 2017 and 2019.

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

Qualified Thrift Lender (QTL) Test. Federal law requires OCC-regulated savings associations to meet a QTL test to avoid certain restrictions on its operations. A savings association satisfies the QTL test if the savings association’s “qualified thrift investments” continue to equal or exceed 65% of the savings association’s “portfolio assets” on a monthly average basis in nine out of every twelve months. “Qualified thrift investments” mean primarily securities, mortgage loans, and other investments related to housing, home equity loans, credit card loans, education loans, and other consumer loans up to a certain percentage of assets. “Portfolio assets” generally mean total assets of a savings association less the sum of certain specified liquid assets, goodwill, and other intangible assets, and the value of property used in the conduct of the savings association’s business.

A savings association may also satisfy the QTL test by qualifying as a “domestic building and loan association” (DBLA) under the Internal Revenue Code of 1986. To satisfy the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings in conformity with OCC rules and regulations; and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA’s assets must consist of assets that savings associations normally hold, except for consumer loans that are not educational loans. The Bank met the requirements of the QTL test by maintaining 75.7% of its assets at December 31, 2011 in the foregoing asset base.

A savings association which fails to meet either test must either convert to a national bank or be subject to the following: (i) it may not enter into any new activity except for those permissible for both a national bank and for a savings association; (ii) its branching activities will be limited to those of a national bank; and (iii) it will be bound by regulations applicable to national banks respecting payment of dividends. Within three years of failing the QTL test or DBLA test, the savings association must dispose of any investment or activity not permissible for both a national bank and a savings association. If such a savings association is controlled by a savings and loan holding company, then the holding company must, within a prescribed time period, become registered as a bank holding company under the Bank Holding Company Act of 1956 (BHCA) and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

Loans to One Borrower. Federal law provides that savings associations are generally subject to certain limits on loans to one borrower or a related group of borrowers. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit on an unsecured basis to a single borrower or related group of borrowers in excess of 15% of its unimpaired capital and surplus. The Bank’s loans to one borrower limit at December 31, 2011 was $15.7 million. An additional amount may be loaned equal to 10% of unimpaired capital and surplus, if the loan is secured by specified readily-marketable collateral, which generally does not include real estate.

Transactions with Affiliates. Transactions between a savings association and its “affiliates” are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act, the implementing regulations contained in Regulation W, and additional regulations adopted by the OCC. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. In general, these restrictions limit the amount of the transactions between a savings association and its affiliates, as well as the aggregate amount of transactions between a savings association and all of its affiliates, impose collateral requirements (in some cases), and require transactions with affiliates to be on the same terms comparable to those with unaffiliated entities. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of an affiliate. The OCC has the discretion to further restrict transactions of a savings association with an affiliate on a case-by-case basis.

The Dodd-Frank Act also included specific changes to the law related to the definition of a “covered transaction” in Sections 23A and 23B and limitations on asset purchases from insiders. With respect to the definition of a “covered transaction,” the Dodd-Frank Act now defines that term to include the acceptance of debt obligations issued by an affiliate as collateral for an institution’s loan or extension of credit to another person or company. In addition, a “derivative transaction” with an affiliate is now deemed to be a “covered transaction” to the extent that such a transaction causes an institution or its subsidiary to have a credit exposure to the affiliate. A separate provision of the Dodd-Frank Act states that an insured depository institution may not “purchase an asset from, or sell an asset to” a bank insider (or their related interests) unless (i) the transaction is conducted on market terms between the parties and (ii) if the proposed transaction represents more than 10% of the capital stock and surplus of the insured institution, it has been approved in advance by a majority of the institution’s non-interested directors.

Change of Control. Subject to certain limited exceptions, no company can acquire control of a savings association without the prior approval of the FRB, and no individual may acquire control of a savings association if the OCC objects to such acquisition. Any company that acquires control of a savings association becomes a savings and loan holding company and is subject to regulation, examination, and supervision by the FRB. Conclusive control exists, among other ways, when an acquiring party acquires more than 25% of any class of voting stock of a savings association or savings and loan holding company, or controls in any manner the election of a majority of the directors of the savings association or holding company. In addition, a rebuttable presumption of control exists if, among other things, a person acquires more than 10% of any class of a savings association’s or savings and loan holding company’s voting stock (or 25% of any class of stock) and, in either case, any of certain additional control factors exist.

Safety and Soundness Guidelines. The OCC and the other federal banking regulators have established guidelines for safety and soundness for insured depository institutions. These standards relate to, among other matters, internal controls, information systems, audit systems, loan documentation, credit underwriting, interest rate exposure, compensation, and other operational and managerial matters. Institutions failing to meet these standards are required to submit compliance plans to their appropriate federal banking regulator. If the deficiency persists, the OCC and the other federal banking regulators may issue an order that requires the institution to correct the deficiency and may take other statutorily-mandated or discretionary actions.

Reserve Requirement. As an insured depository institution, the Bank is subject to FRB regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking accounts). Reserves are maintained in the form of vault cash or deposits with the FRB. The first $11.5 million of transaction accounts (subject to adjustments by the FRB) are exempted from the reserve requirements. The FRB regulations generally require 3% reserves on the next $59.5 million of transaction accounts. For transaction accounts totaling over $71.0 million, FRB regulations require reserves of $1.785 million plus 10% of the amount in excess of $71.0 million. The Bank is in compliance with the foregoing requirements.

Enforcement Powers. The OCC and the other federal banking regulators have the authority to assess civil and criminal penalties under certain circumstances against depository institutions and certain “institution-affiliated parties,” including controlling shareholders, directors, management, employees, and agents of a financial institution, as well as independent contractors and consultants, such as attorneys, accountants, and others who participate in the conduct of the financial institution’s affairs. In addition, the OCC and the other federal banking regulators have the authority to commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include, among others, issuance of capital directives, cease-and-desist orders, removal of directors and officers, termination of deposit insurance, and placing an institution into a receivership. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

Community Reinvestment Act. Savings associations have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The CRA requires the OCC to assess the Bank’s record of meeting the credit needs of its community, to assign the Bank one of four CRA ratings, and to take this record into account in the evaluation by the OCC of certain applications of the Bank, such as an application relating to a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC. The CRA also requires that all institutions make public disclosures of their CRA ratings. The Bank received a satisfactory rating during its latest CRA examination in 2008.

Consumer Protection Laws. We are subject to many federal consumer protection statutes and regulations including the Equal Credit Opportunity Act (Regulation B), the Fair Housing Act, the Truth in Lending Act (Regulation Z), the Truth in Savings Act (Regulation DD), the Real Estate Settlement Procedures Act, the Home Mortgage Disclosure Act (Regulation C) and the Fair and Accurate Credit Transactions Act. Among other things, these statutes and regulations:

•	require lenders to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;

•	require financial institutions to implement identity theft prevention programs and measures to protect the confidentiality of consumer financial information; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

The new Consumer Financial Protection Bureau (Bureau), an independent consumer compliance regulatory agency within the FRB, was created pursuant to the provisions of the Dodd-Frank Act. The Bureau has been given authority for amending existing consumer compliance regulations and implementing new such regulations. In addition, the Bureau is charged with examining the compliance of financial institutions with assets in excess of $10.0 billion with these consumer protection rules. The Bank’s compliance with consumer protection rules will not be examined by the OCC since the Bank does not meet this $10.0 billion asset level threshold.

Incentive-Based Compensation. The Dodd-Frank Act also required the appropriate federal regulatory agencies to jointly prescribe regulations or guidelines to (i) prohibit institutions with assets of $1 billion or more from utilizing incentive compensation arrangements that the applicable regulatory agency determines encourage excessive risk or that could lead to a material financial loss to the institution and (ii) require such institutions to disclose to their applicable regulatory agency the structure of all incentive-based compensation arrangements to enable the agency to determine whether such arrangements offer excessive compensation or could lead to a material financial loss to the institution. On April 14, 2011, the FRB and the OCC, along with the other federal regulators, published a proposed rule (Proposed Rule) in the Federal Register regarding incentive-based compensation arrangements. Among other things, the Proposed Rule requires covered institutions to submit an annual report to the appropriate regulator detailing the institution’s incentive-based compensation structure, prohibits excessive compensation, prohibits incentive-based compensation if it would encourage inappropriate risks by the covered institution, and establishes mandatory internal controls regarding incentive-based compensation. The Proposed Rule has not yet been finalized, but once the rule is finalized, the Company and the Bank will be subject to its provisions.

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

The Dodd-Frank Act also includes provisions that, among other things: direct the federal bank regulatory agencies to review and propose new capital requirements applicable to banking institutions; require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply; require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets; implement corporate governance revisions, including say on pay votes, proxy access by shareholders, and clawback policies; limit debit card fees charged by financial institutions with $10.0 billion or more in assets; and limit the hedging activities and private equity investments that may be made by various financial institutions.

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board, an independent federal agency, controls the FHLB system, including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Indianapolis, whichever is greater. At December 31, 2011, the Bank had advances from the FHLB of Indianapolis with aggregate outstanding principal balances of $39.9 million, and the Bank’s investment in FHLB of Indianapolis stock of $6.2 million was $1.7 million in excess of the Bank’s minimum requirement. FHLB advances must be secured by specified types of assets of the Bank and are available to member institutions primarily for the purpose of providing funds for residential housing finance. The FHLB of Indianapolis has certain requirements including a five-year notice period pursuant to their capital plan that must be met before they redeem their stock from member institutions. In 2011, $14.1 million of FHLB stock was redeemed in accordance with the Bank’s prior requests for redemption. The Bank has requested an additional redemption of $2.8 million of our investment in FHLB of Indianapolis stock, and the five-year notice period will end on this request in December 2012.

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

Our business, financial condition, and results of operations are subject to various risks, including those discussed below, which may affect the value of our stock. The risks discussed below are those that we believe are the most significant risks affecting us and our business, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition, and results of operations, perhaps materially. Before making a decision to invest in our common stock, you should carefully consider the risks and uncertainties described below and elsewhere in this report.

If economic conditions in our markets continue to deteriorate, our results of operations and financial condition could be adversely impacted if borrowers’ ability to repay their loans declines and the value of the collateral securing our loans decreases.

Our financial results and condition may be adversely affected by changes in prevailing economic conditions in our markets and generally, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government, and other significant external events. In addition, we have a significant amount of real estate loans. Accordingly, decreases in real estate values could adversely affect the value of collateral securing our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.

We are subject to lending risk and could suffer losses in our loan portfolio despite our underwriting practices.

There are inherent risks associated with our lending activities and in making any loan, including those related to dealing with individual borrowers, nonpayment, uncertainties as to the future value of collateral, and changes in economic and industry conditions. We attempt to closely manage our credit risk through prudent loan underwriting and approval procedures, careful monitoring of concentrations of our loans within specific industries, and periodic independent reviews of outstanding loans by third-party loan review specialists. We cannot assure that such approval and monitoring procedures will effectively reduce these credit risks.

A significant portion of our loan portfolio is comprised of commercial and industrial and owner occupied commercial real estate and other commercial loans, the repayment of which is largely dependent upon the financial success and viability of the borrowers and the state of the economy.

As of December 31, 2011, approximately 25% of our loan portfolio consisted of commercial and industrial and owner occupied commercial real estate loans. The repayment of these loans is dependent upon the financial success and viability of the borrowers, and the ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are typically made to small- or medium-sized businesses which may be more vulnerable to economic conditions and which may not have experienced a complete business or economic cycle. These types of loans are also typically larger than one-to-four family residential mortgage loans or consumer loans. If the economy remains weak for a prolonged period or experiences further deterioration or if the industry or market in which the borrowers operate weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Because our loan portfolio contains a significant number of these types of loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in our interest income and also could require us to increase the provision for loan losses and loan charge-offs, all of which would reduce our net income and could have a material adverse effect on our financial condition and results of operations.

Also, unlike commercial real estate loans, commercial and industrial loans are secured by different types of collateral related to the underlying business, such as accounts receivable, inventory, and equipment. Should a commercial and industrial loan require us to foreclose on the underlying collateral, the unique nature of the collateral may make it more difficult and costly to liquidate, thereby increasing the risk to us of not recovering the principal amount of the loan. Accordingly, our results of operation and financial condition may be adversely affected by defaults in this portfolio.

We have significant credit risk related to our non-owner occupied commercial real estate, construction and land development, and commercial participation loans.

At December 31, 2011, our non-owner occupied commercial real estate, construction and land development, and commercial participation loans totaled $188.3 million, $22.0 million, and $12.1 million, respectively, or approximately 27%, 3%, and 2%, respectively, of our total loan portfolio. We had $45.6 million in total non-performing loans at December 31, 2011, compared to $54.5 million at December 31, 2010. Approximately 49%, 7%, and 5% of our non-performing loans at December 31, 2011 were non-owner occupied commercial real estate, construction and land development, or commercial participation loans, respectively. At December 31, 2010, the non-owner occupied commercial real estate, construction and land development, and commercial participation loans approximated 39%, 17%, and 17%, respectively, of our nonperforming loans.

Our non-owner occupied commercial real estate, construction and land development, and commercial participation loan portfolios include loans with large principal amounts, and the repayment of these loans is generally dependent on the successful leasing or sale of the property, the successful operation of the business occupying the property, the cost and time frame of constructing or improving the property, and the availability of permanent financing. The repayment of these loans is particularly influenced by general conditions in the real estate markets or in the local economy where the property is located. Many of these loans do not fully amortize the balance over the loan period, but have balloon payments due at maturity. The borrower’s ability to make a balloon payment may depend on their ability to either refinance the loan or complete a timely sale of the underlying property. The borrower’s inability to use funds generated by a project to service a loan until a project is completed, and the more pronounced risk to interest rate movements and the real estate market that these borrowers face while a project is being completed or seeking a buyer, can also make construction loans more vulnerable to risk of default. On a non-owner occupied commercial property, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, that borrower’s ability to repay the loan may be impaired.

In the event of a default on a non-owner occupied commercial real estate, construction and land development, or commercial participation loan, we may be required to foreclose on the real estate securing the loan. The foreclosure process can be time consuming and costly, especially in the case of a commercial participation loan which is managed by a lead bank other than ourselves. Further, once we foreclose on the real estate, we may be unable to sell the property in a cost effective or timely manner which may result in increased losses and carrying costs. At December 31, 2011, our other real estate owned totaled $19.1 million compared to $22.3 million at December 31, 2010. During 2011, certain non-owner occupied commercial real estate, construction and land development, and commercial participation loans were transferred to other real estate owned. In addition, the balance in our other real estate owned was also impacted by sales of properties totaling $11.0 million and additional writedowns totaling $2.8 million.

The real estate market continues to experience a variety of difficulties and challenging economic conditions. In particular, market conditions in the Chicago metropolitan and Northwest Indiana area, in which we have a significant concentration of real estate collateral, showed minimal improvement during 2011 and remain stressed. Although certain commercial real estate assets such as multifamily, office, and retail have shown some signs of stabilization, the overall commercial real estate market remains depressed. Our non-owner occupied commercial real estate and construction and land development portfolios followed trends in the sector which included elevated commercial vacancy rates, sponsor bankruptcies, illiquid markets for real estate, and downward pressure on real estate values and leasing rates. If the economy generally, or the real estate market specifically, does not improve or experiences further deterioration, we may experience additional charge-offs and provisions for loan losses and/or increased other real estate owned levels which would have an adverse effect on our results of operations and financial condition.

Our allowance for loan losses may be insufficient to cover actual loan losses.

We maintain an allowance for loan losses at a level we believe adequate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses is a reserve established through a provision for loan losses charged to expense that represents our estimate of probable incurred losses within the existing loan portfolio. The level of the allowance for loan losses reflects our consideration of historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in the allowance for loan losses. Also, if charge-offs in future periods exceed the allowance for loan losses, we will need additional provisions to increase our allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on our financial condition and results of operations.

Declines in asset values may result in impairment charges and adversely affect the value of our investments, financial performance, and capital.

We maintain an investment securities portfolio that includes, but is not limited to, GSE securities, mortgage-backed securities, and pooled trust preferred securities. The market value of certain investments in our portfolio remains volatile. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate, and a lack of liquidity for resales of certain investment securities, as well as specific challenges which may arise in the secondary markets for such securities. We evaluate our investment securities and other assets quarterly for impairment indicators. We may be required to record impairment charges if our investment securities suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

Unexpected losses in future reporting periods may require us to increase our valuation allowance against our deferred tax assets.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. We periodically evaluate our deferred tax assets to determine if they are realizable based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results. Based on the results of our regular assessment of the ability to realize our deferred tax assets, we concluded that, based on all available evidence, both positive and negative, approximately $6.3 million of our deferred tax assets did not meet the “more likely than not” threshold for realization at December 31, 2011. Although realization of the remaining net deferred tax assets of $16.3 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized. In determining the “more likely than not” criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under applicable tax laws. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record additional adjustments to the valuation allowance in the near term if estimates of future taxable income during the carryforward period are reduced. Such a charge could have a material adverse effect on our results of operations, financial condition, and capital position.

The requirement to record certain assets and liabilities at fair value may adversely affect our financial results.

In accordance with U.S. generally accepted accounting principles (U.S. GAAP), we report certain assets, including investment securities, at fair value. Generally, for assets that are reported at fair value, we use quoted market prices or valuation models that utilize market data inputs to estimate fair value. Because we carry these assets on our books at their estimated fair value, we may incur losses even if the asset in question presents minimal credit risk. Given the continued volatility in the capital markets, we may be required to recognize other-than-temporary impairments in future periods with respect to investment securities in our portfolio. The amount and timing of any impairment recognized will depend on the severity and duration of the decline in fair value of our investment securities and our estimation of the anticipated recovery period.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

In addition to other factors, our earnings and cash flows are dependent upon our net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Fluctuations in interest rates may have an adverse effect on our business, financial condition, and results of operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the

FRB. Changes in monetary policy, including changes in interest rates, influence the amount of interest income that we receive on loans and investment securities and the amount of interest that we pay on deposits and borrowed funds. Changes in monetary policy and interest rates also can adversely affect:

•our ability to originate loans and obtain deposits;

•the fair value of our financial assets and liabilities; and

•the average duration of our investment securities portfolio.

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

We operate in a highly regulated industry and may be adversely affected by increased regulatory supervision and scrutiny and changes in laws, rules, and regulations affecting financial institutions.

We are, like other federally-charted savings banks, currently subject to extensive regulation, supervision, and examination by the OCC and by the FDIC, the insurer of our deposits. The Company, like other thrift holding companies, is currently subject to regulation and supervision by the FRB. This regulation and supervision governs the activities in which we may engage and are intended primarily for the protection of the DIF administered by the FDIC and our clients and depositors rather than our shareholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets, determination of the level of our allowance for loan losses, and maintenance of adequate capital levels. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law, and given the recent financial crisis in the United States, the trend has been toward increased and more active oversight by regulators. Recently, pursuant to an agreement among various federal financial institution regulators, the FDIC’s authority to investigate banks was significantly expanded. Under the terms of this agreement, the FDIC has unlimited authority to make a special examination of any insured depository institution as necessary to determine the condition of such depository institution for insurance purposes. Accordingly, we expect an active supervisory and regulatory environment to continue.

In addition, as a result of ongoing challenges facing the United States economy, new laws and regulations regarding lending and funding practices and liquidity standards have been and may continue to be promulgated, and bank regulatory agencies are expected to be active in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. Accordingly, the regulations applicable to the banking industry continue to change, and we cannot predict the effects of these changes on our business and profitability.

On July 21, 2010, the Dodd-Frank Act, a sweeping financial reform bill, was signed into law, which has and will result in new regulations that could significantly impact regulatory compliance costs and the operations of community banks. Pursuant to the Dodd-Frank Act, a Consumer Financial Protection Bureau was established, which has broad authority to develop and implement rules regarding most consumer financial products; provisions affecting corporate governance and executive compensation at all publicly-traded companies; provisions that broaden the base for FDIC insurance assessments and permanently increase FDIC deposit insurance to $250,000; and new restrictions on how mortgage brokers and loan originators may be compensated. The Dodd-Frank Act also eliminated the OTS, and transferred supervisory authority for all previous OTS-regulated savings banks, like the Bank, to the OCC, and for all thrift holding companies, such as the Company, to the FRB. These provisions, or any other aspects of current proposed regulatory or legislative changes to laws applicable to the financial industry, when or if enacted or adopted, may impact the profitability of our business activities or change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans, and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. These changes also may require us to invest significant management attention and resources to make any necessary changes to our operations in order to comply, and could therefore also materially adversely affect our business, financial condition, and results of operations.

In addition, like all U.S. companies who prepare their financial statements in accordance with U.S. GAAP, we are subject to changes in accounting rules and interpretations. We cannot predict what effect any presently contemplated or future changes in financial market regulation or accounting rules and interpretations will have on us. Any such changes may negatively affect our financial performance, our ability to expand our products and services, and our ability to increase the value of our business and, as a result, could be materially adverse to our shareholders. In addition, like other federally insured depository institutions, the Company and the Bank prepare and publicly report additional financial information under Regulatory Accounting Principles and are similarly subject to changes in these rules and interpretations.

Failure to comply with the restrictions and conditions in the informal regulatory agreements that the Company and the Bank entered into with the OTS, our former regulators, could result in additional enforcement action against us.

We previously entered into informal agreements with the OTS to address certain regulatory matters. Although we expect that these agreements will not have a material effect on our financial condition or results of operations, if we fail to comply with the terms and conditions of the agreements, the OCC (as successor to the OTS) could take additional enforcement action against us, including the imposition of further operating restrictions. Any additional regulatory enforcement agreements or action could harm our reputation and our ability to retain or attract clients or employees and impact the trading price of our common stock.

Our ability to pay dividends is restricted.

Although we have been paying quarterly dividends regularly since 1998, our ability to pay dividends to shareholders depends upon the prior approval of the FRB pursuant to the informal regulatory agreement we previously entered into with the OTS. Additionally, the Bank requires the prior approval of the OCC before paying dividends to the Company under its informal regulatory agreement. Accordingly, we may cease paying dividends to our shareholders, which could negatively affect the price of our common stock.

Negative conditions in the general economy and financial services industry may limit our access to additional funding and adversely affect our liquidity.

An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our business could be impaired by factors that affect us specifically or the financial services industry in general. General industry factors that could detrimentally affect our access to liquidity sources include severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole. Our ability to borrow could also be impaired by factors that are specific to us, such as a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.

We may not be able to attract and retain the key employees necessary for our business.

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

Our technology, operational, and security systems may experience an interruption, failure, or breach that could adversely affect our operations and our reputation.

We rely heavily on communications and information systems to conduct and manage our business. In some cases, we depend on third parties to provide or maintain these systems. We are subject to operating risks, including but not limited to, an interruption or breach in security of information systems, customer or employee fraud, and catastrophic failures. Our systems may also be affected by events that are outside our control, including computer viruses, cyber attacks, electrical or telecommunications outages, or other damage to our property or assets. Any failure, interruption, or breach in security of these systems could result in failures or disruptions in our client relationship management, financial reporting, and other business and related systems, as well as the exposure of sensitive and confidential client and business information and data. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, there can be no assurance that any such incidents will not occur or, if they do occur, that they will be adequately addressed. The occurrences of any failures, interruptions, or security breaches of our information systems could also damage our reputation, result in a loss of client business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

If we are required to raise additional capital in the future, capital may not be available.

Like other savings and loan holding companies, we are required by our regulatory authorities to maintain adequate levels of capital to support our operations. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company. Although we remain “well-capitalized” at December 31, 2011 for regulatory purposes and we have improved our liquidity position and expanded our funding capacity, the future cost and availability of capital may be adversely affected by volatile equity markets, illiquid credit markets, economic conditions both in the U.S. and abroad, and a number of other factors, many of which lie outside of our control. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

The trading volume in our common stock has been low, and the sale of a substantial number of shares of our common stock in the public market could depress the price of our common stock and make it difficult for you to sell your shares.

Our common stock is listed on the NASDAQ Global Market but is thinly traded. As a result, you may not be able to sell your shares of common stock on short notice. Additionally, thinly traded stock can be more volatile than stock trading in an active public market. The sale of a substantial number of shares of our common stock at one time could temporarily depress the market price of our common stock, making it difficult for you to sell your shares and impairing our ability to raise capital.

We may be required to pay significantly higher FDIC premiums or special assessments that could adversely affect our earnings.

Recent insured depository institution failures, as well as market developments, have significantly depleted the DIF of the FDIC and reduced the ratio of reserves to insured deposits. According to the FDIC’s 2011 restoration plan for the DIF, the current initial base assessment rates are not expected to be increased in the near future; however, there can be no assurance that the FDIC will not increase assessment rates in the future or that the Bank will not be subject to higher assessment rates as a result of a change in its risk category, which could have an adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We conduct our business through our main office and headquarters located at 707 Ridge Road, Munster, Indiana, 46321. In addition, we operate 22 full service banking centers in Cook, DuPage, and Will counties in Illinois and Lake and Porter counties in Indiana. We currently own 16 of our banking centers, lease five others, and lease the land for our St. John, Indiana, banking center. During the fourth quarter of 2011, we decided to close our Bolingbrook and Orland Park, Illinois, branches effective March 31, 2012 and transfer those client relationships to our Darien and Tinley Park, Illinois, banking centers, respectively. In addition, we transferred the two vacant lots in Illinois and one lot in Indiana that were to be used for future full-service banking centers to other real estate owned. The two vacant lots in Illinois will not be utilized as previously planned and are, along with our current Bolingbrook branch, listed for sale. The Orland Park, Illinois, branch is a leased facility with approximately two years remaining under the terms of the lease. We also maintain 34 automated teller machines (ATMs), 24 of which are located at our banking centers. The net book value of our property and leasehold improvements at December 31, 2011 totaled $15.2 million. See “Note 5. Office Properties and Equipment” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

We are, from time to time, involved in routine legal proceedings occurring in the ordinary course of our business, which, in the aggregate, are believed to be immaterial to our consolidated financial condition, results of operations, and cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “CITZ.” At February 29, 2012, there were 10,879,833 shares of common stock outstanding which were held by 1,843 shareholders of record. The table below sets forth the high and low sales price as reported by NASDAQ and cash dividends paid per share during each quarter of 2011 and 2010. Our ability to pay cash dividends depends largely on cash dividends the Company receives from the Bank. Dividends from the Bank are subject to various regulatory restrictions. Pursuant to an informal agreement previously entered into with the OTS, the Bank is prohibited from paying dividends to the Company without the prior approval from the OCC. In addition, pursuant to an informal regulatory agreement previously entered into with the OTS, we are prohibited from paying dividends to our shareholders without prior approval from the FRB. See “Regulation and Supervision of the Company and the Bank” in “Item 1. Business” and also “Note 11. Shareholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Share Price			Cash Dividend Paid Per Share

	High	Low	Close
2011
First Quarter	$5.85	$5.12	$5.58	$0.01
Second Quarter	6.10	5.25	5.37	0.01
Third Quarter	5.70	4.20	4.34	0.01
Fourth Quarter	4.95	4.11	4.31	0.01

2010
First Quarter	$5.00	$2.93	$4.43	$0.01
Second Quarter	6.25	4.36	4.88	0.01
Third Quarter	4.99	4.01	4.56	0.01
Fourth Quarter	5.85	4.35	5.23	0.01

Under our stock repurchase plan publicly announced on March 20, 2008, our Board of Directors authorized the purchase of up to 530,000 shares of our common stock. There are 448,612 shares that may still be purchased under that plan. We did not repurchase any shares of common stock during the quarter ended December 31, 2011. We are currently prohibited from repurchasing shares of our common stock without the prior approval of the FRB pursuant to our informal regulatory agreement with the FRB.

PERFORMANCE GRAPH

The following graph compares the cumulative total returns of our common stock to the total returns for the Standard & Poor’s 500 Index (S&P 500) and the NASDAQ Bank Index. The graph assumes that $100 was invested on December 31, 2006 in our common stock, the S&P 500 Index, and the NASDAQ Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes dividends are reinvested.

	December 31,
Index	2006	2007	2008	2009	2010	2011
CFS Bancorp, Inc.	$100.00	$103.62	$28.63	$24.09	$39.39	$32.72
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
NASDAQ Bank Index	100.00	80.09	62.84	52.60	60.04	53.74

ITEM 6.	SELECTED FINANCIAL DATA

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Selected Financial Condition Data:
Total assets	$1,148,950	$1,121,676	$1,081,515	$1,121,855	$1,150,278
Loans receivable	711,226	732,584	762,386	749,973	793,136
Allowance for loan losses	12,424	17,179	19,461	15,558	8,026
Investment securities, available-for-sale	234,381	197,101	188,781	251,270	224,594
Investment securities, held-to-maturity	16,371	17,201	5,000	6,940	3,940
Bank-owned life insurance	36,275	35,463	34,575	36,606	36,475
Other real estate owned	19,091	22,324	9,242	3,242	1,162
Deposits	977,424	945,884	849,758	824,097	863,272
Borrowed funds	54,200	53,550	111,808	172,937	135,459
Shareholders’ equity	103,248	112,928	110,373	111,809	130,414
Book value per share	$9.49	$10.41	$10.25	$10.47	$12.18
Tangible book value per share	9.49	10.41	10.25	10.47	12.18
Common shares outstanding	10,874,668	10,850,040	10,771,061	10,674,511	10,705,510

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Interest income	$43,704	$46,770	$51,308	$59,538	$72,203
Interest expense	7,853	10,187	13,715	24,656	38,134
Net interest income	35,851	36,583	37,593	34,882	34,069
Provision for loan losses	17,114	3,877	12,588	26,296	2,328
Net interest income after provision for loan losses	18,737	32,706	25,005	8,586	31,741
Non-interest income	12,851	9,236	11,470	5,622	11,553
Non-interest expense	41,117	37,775	39,280	34,176	33,459
Income (loss) before income tax expense (benefit)	(9,529)	4,167	(2,805)	(19,968)	9,835
Income tax expense (benefit)	945	707	(2,262)	(8,673)	2,310
Net income (loss)	$(10,474)	$3,460	$(543)	$(11,295)	$7,525

Net income (loss) per common share:
Basic earnings (loss) per share	$(.98)	$.33	$(.05)	$(1.10)	$.71
Diluted earnings (loss) per share	(.98)	.32	(.05)	(1.10)	.69
Average common and common equivalent shares outstanding:
Basic	10,684,133	10,635,939	10,574,623	10,307,879	10,547,853
Diluted	10,740,602	10,705,814	10,680,085	10,508,306	10,842,782

Pre-tax, pre-provision earnings, as adjusted (1)	$9,520	$10,175	$13,285	$12,664	$12,755
____________________

(1)
See “Results of Operations – Non-U.S. GAAP Financial Information” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions about non-U.S. GAAP information.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands except per share data)
Average Balance Data:
Average total assets	$1,146,118	$1,105,333	$1,097,511	$1,135,793	$1,210,327
Average interest-earning assets	1,032,346	995,864	1,010,519	1,051,311	1,130,957
Average interest-bearing liabilities	919,886	889,444	897,016	929,199	998,439
Average shareholders’ equity	115,096	112,601	112,358	126,539	130,098
Average loans to average deposits	74.85%	82.54%	89.46%	89.01%	91.22%
Average shareholders’ equity to average assets	10.04	10.19	10.24	11.14	10.75
Average interest-earning assets to average interest-bearing liabilities	112.23	111.96	112.65	113.14	113.27
Interest rate spread	3.38	3.55	3.55	3.01	2.56
Net interest margin	3.47	3.67	3.72	3.32	3.01

Selected Performance Ratios:
Return (loss) on average assets	(.91)%	.31%	(.05)%	(.99)%	.62%
Return (loss) on average equity	(9.10)	3.07	(.48)	(8.93)	5.78
Shareholders’ equity to total assets	8.99	10.07	10.21	9.97	11.34
Tangible shareholders’ equity to total assets	8.99	10.07	10.21	9.97	11.23
Tangible and core capital to total assets (Bank only)	8.26	9.07	8.88	9.07	10.50
Risk-based capital ratio (Bank only)	12.65	13.32	12.35	13.21	13.93
Non-interest expense to average total assets	3.59	3.42	3.58	3.01	2.76
Efficiency ratio (1)	87.51	83.70	81.88	76.34	74.21

Asset Quality Data (at year end):
Non-performing loans to total loans	6.41%	7.44%	7.74%	7.29%	3.73%
Non-performing assets to total assets	5.63	6.85	6.31	5.16	2.67
Allowance for loan losses to total loans receivable	1.75	2.34	2.55	2.07	1.01
Allowance for loan losses to non-performing loans	27.25	31.53	32.98	28.44	27.11

Other Data (at year end):
Number of full service banking centers	22	22	22	21	21
Number of full time equivalent employees	303	322	312	322	303

Stock Price and Dividend Information:
High	$5.90	$6.24	$4.80	$14.93	$15.12
Low	4.12	3.02	1.75	3.50	13.93
Close	4.31	5.23	3.23	3.90	14.69
Cash dividends declared per share	.04	.04	.04	.40	.48
Dividend payout ratio	NM	12.50%	NM	NM	69.57%
____________________

(1)
The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net (gains) losses on the sales of investment securities and net other-than-temporary impairments of investment securities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and analysis presents the more significant factors affecting our financial condition as of December 31, 2011 and 2010 and results of operations for the three-year period ending December 31, 2011. This discussion and analysis should be read in conjunction with our consolidated financial statements, notes thereto, and other financial information appearing elsewhere in this report.

We recorded a net loss of $10.5 million, or $.98 per share, for 2011 compared to net income of $3.5 million, or $.32 per share for 2010. The loss for 2011 was primarily related to a $17.1 million provision for loan losses, a non-cash charge of $6.3 million related to a valuation allowance we recorded for a portion of our deferred tax assets, and $1.4 million of retirement compensation expense as a result of the retirement of our former Chairman of the Board and Chief Executive Officer in December 2011.

Our net interest margin for 2011 decreased 20 basis points to 3.47% from 3.67% for 2010. The net interest margin for 2011 was impacted by lower yields on loans receivable and investment securities, as well as our higher levels of liquidity due to a combination of strong deposit growth and desired loan portfolio shrinkage. Partially offsetting the decrease in yields on interest-earning assets, our cost of funds decreased due to the lower interest rate environment, disciplined pricing of deposits, and a reduction in the average balance of FHLB advances.

During 2011, we charged-off $22.0 million in loans. These charge-offs were a direct result of our analysis of the fair values of our impaired loans. The analysis was negatively impacted, primarily during the fourth quarter, by the receipt of updated appraisals reflecting continued deterioration in commercial real estate and land values. We also obtained additional information about our borrowers, guarantors, or the operations of the property securing the loans which impacted our analysis. We believe that we will be able to restructure some of these loans based upon their current, albeit lower, cash flow streams, and with demonstrated compliance with the modified terms over time, be able to return these loans to performing status. We expect further improvement in our credit quality indicators as we progress through 2012.

Non-interest expense for 2011 increased to $41.1 million from $37.8 million for 2010. The increase was primarily related to an increase in net other real estate owned related expense of $2.6 million, which was primarily due to $2.8 million of writedowns, as well as increases in severance and retirement compensation expense of $830,000, primarily related to the above mentioned $1.4 million retirement compensation expense, and compensation and employee benefits of $718,000, primarily related to increased pension expense and medical and life benefits. Partially offsetting these increases, our professional fees expense decreased $898,000 primarily due to lower legal, strategic advisor, and investor relations fees, the absence of costs during 2011 relating to the 2010 annual meeting proxy contest, and decreased costs related to the SEC’s 2010 enhanced proxy statement disclosures. In addition, FDIC insurance premiums and regulatory assessments decreased $430,000 due to the new FDIC insurance premium assessment methodology that began in April 2011 which favors financial institutions with less reliance on wholesale funding sources.

During the regular assessment of our ability to realize our deferred tax assets in the fourth quarter of 2011, we concluded that, based on all available evidence, both positive and negative, approximately $6.3 million of our deferred tax assets did not meet the “more likely than not” threshold for realization as of December 31, 2011. Although realization of the remaining net deferred tax assets of $16.3 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced.

The Bank’s tangible, core, and risk-based capital ratios exceeded “minimum” and “well-capitalized” for regulatory capital requirements. Our tangible common equity at December 31, 2011 was $103.2 million, or 8.99% of tangible assets, compared to $112.9 million, or 10.07% of tangible assets, at December 31, 2010. The decrease in shareholders’ equity was primarily related to the net loss for the year and dividends paid on our common stock during the year, partially offset by a $1.0 million decrease in accumulated other comprehensive loss.

Progress on Strategic Growth and Diversification Plan

Although 2011 was a challenging year for us, especially the fourth quarter, we continued to make progress on our Strategic Growth and Diversification Plan which is built around four core objectives:

•decreasing non-performing assets;

•ensuring costs are appropriate given our targeted future asset base;

•growing while diversifying by targeting small- and mid-sized business owners for relationship-based opportunities; and

•expanding and deepening our relationships with our clients.

Improving credit quality was our number one objective for 2011. We continue to either restructure specific non-performing loans or foreclose, obtain title, and transfer the loan to other real estate owned where we can take control of and liquidate the underlying collateral. Our non-performing assets decreased 15.8% to $64.7 million at December 31, 2011 from $76.8 million at December 31, 2010. The ratio of non-performing assets to total assets declined to 5.63% at December 31, 2011 from 6.85% at December 31, 2010. Our ratio of non-performing loans to total loans also decreased to 6.41% at December 31, 2011 from 7.44% at December 31, 2010. The decreases were primarily the result of net charge-offs totaling $21.9 million combined with writedowns on other real estate owned totaling $2.8 million, and the sale of $11.0 million of other real estate owned, offset by net new non-accrual loans and other real estate owned of $23.6 million.

In addition, we continue to diversify our loan portfolio by growing targeted portfolio and reducing loans not meeting our current defined risk tolerance. Since December 31, 2010, we have increased our portfolio of commercial and industrial, owner occupied commercial real estate, and multifamily loans by $4.4 million, or 1.8%. These categories now represent 53.0% of our commercial loan portfolio at December 31, 2011 compared to 50.7% a year ago. In addition, our targeted contraction portfolios of commercial construction and land development and commercial participations purchased decreased by $13.8 million to 4.8% of our total loan portfolio at December 31, 2011 from 6.5% at December 31, 2010. Our commercial participations purchased exposure decreased during the year by $11.5 million, or 48.9%, to $12.1 million at December 31, 2011, through gross charge-offs of $5.0 million, repayments of $2.3 million, a loan sale to a third-party of $2.1 million, and transfers to other real estate owned of $2.5 million.

We also remain focused on reducing non-interest expense. We believe the implementation in 2011 of a hiring freeze and realignment of the retail banking center structure into three regions down from four has had a positive impact. The number of full-time equivalent (FTE) employees at December 31, 2011 was 303, down from 322 at December 31, 2010. In late December 2011, we filed the required notice with the OCC, our primary regulator, that we intend to close our Bolingbrook and Orland Park, Illinois, branches effective March 31, 2012. This decision was made based on our ongoing review of our cost structure and the low probability of achieving the targeted goals necessary to justify their continued operation. Client relationships in these banking centers will be transferred to our Darien and Tinley Park, Illinois, banking centers, respectively. In addition, in January 2012, we implemented a Voluntary Early Retirement Offering. This program will result in additional early retirement expenses in the first quarter of 2012 but will allow us to achieve further staffing efficiencies and cost reductions for the long term.

Our focus on deepening client relationships continues to emphasize core deposit growth. We increased our core deposits at December 31, 2011 by $58.0 million, or 10.8%, from December 31, 2010, and total core deposits as a percentage of total deposits increased to 61.1% at December 31, 2011 from 57.0% at December 31, 2010. We implemented a new High Performance Checking (HPC) deposit acquisition marketing program during the first quarter of 2012 to further enhance our core deposit growth and related fee income as well as to provide additional cross-selling opportunities. New account openings in the first few weeks of implementation of the HPC program significantly exceeded our expectations.

Pre-tax, Pre-Provision Earnings, as Adjusted

Our pre-tax, pre-provision earnings, as adjusted, totaled $9.5 million for 2011 compared to $10.2 million for 2010. The decrease in pre-tax, pre-provision earnings, as adjusted, in 2011 compared to 2010 is primarily due to a decrease in net interest income.

Non-U.S. GAAP Financial Information

Our accounting and reporting policies conform to U.S. GAAP and general practice within the banking industry. Management uses certain non-U.S. GAAP financial measures to evaluate our financial performance and has provided the non-U.S. GAAP financial measures of pre-tax, pre-provision earnings, as adjusted, and pre-tax, pre-provision earnings, as adjusted, to average assets. In these non-U.S. GAAP financial measures, the provision for loan losses, net other real estate owned related expense, loan collection expense, and certain other items, such as gains and losses on sales of investment securities and other assets, and severance and retirement compensation expense, are excluded. Management believes that these measures are useful because they provide a more comparable basis for evaluating financial performance excluding certain credit-related costs and other non-recurring items period to period and allows management and others to assess our ability to generate pre-tax earnings to cover our provision for loan losses and other credit-related costs. Although these non-U.S. GAAP financial measures are intended to enhance investors understanding of our business performance, these operating measures should not be considered as an alternative to U.S. GAAP.

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

The following table reconciles income (loss) before income tax expense (benefit) in accordance with U.S. GAAP to the non-U.S. GAAP measurement of pre-tax, pre-provision earnings, as adjusted, for the periods presented.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Reconciliation of Income (Loss) Before Income Tax Expense (Benefit) to Pre-Tax, Pre-Provision Earnings, as adjusted:
Income (loss) before income tax expense (benefit)	$(9,529)	$4,167	$(2,805)	$(19,968)	$9,835
Provision for loan losses	17,114	3,877	12,588	26,296	2,328
Pre-tax, pre-provision earnings	7,585	8,044	9,783	6,328	12,163

Add back (subtract):
Net (gain) loss on sale of:
Investment securities	(1,715)	(689)	(1,092)	(69)	(536)
Other real estate owned	(2,562)	154	9	(30)	(22)
Other real estate owned expense, net	4,123	1,483	2,976	261	343
Loan collection expense	714	638	1,077	655	164
Severance and retirement compensation expense	1,375	545	37	—	643
FDIC special insurance premium assessment	—	—	495	—	—
Other-than-temporary impairment of investment securities available-for-sale	—	—	—	4,334	—
Goodwill impairment	—	—	—	1,185	—
Pre-tax, pre-provision earnings, as adjusted	$9,520	$10,175	$13,285	$12,664	$12,755
Pre-tax, pre-provision earnings, as adjusted, to average assets	.83%	.92%	1.21%	1.11%	1.05%

CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements are prepared in accordance with U.S. GAAP, which require us to establish various accounting policies. Certain of these accounting policies require us to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. The estimates, judgments, and assumptions we use are based on historical experience, projected results, internal cash flow modeling techniques, and other factors which we believe are reasonable under the circumstances.

Significant accounting policies are presented in “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in our financial statements. We view critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. We currently view the determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income taxes to be critical accounting policies.

Allowance for Loan Losses. We maintain our allowance for loan losses at a level we believe is appropriate to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable incurred losses in our loan portfolio at each statement of condition date and is based on our review of available and relevant information.

The first component of the allowance for loan losses contains allocations for probable incurred losses that management has identified relating to impaired loans pursuant to Accounting Standards Codification (ASC) 310-10, Receivables. We individually evaluate for impairment all loans classified substandard and over $750,000. Loans are generally considered impaired when they are 90 days past due or when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement and the guarantors have failed to provide evidence that they are willing and able to fulfill the obligations under their personal guarantees. The analysis on each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan. Both borrower and guarantor factors may be taken into consideration to assist in determining the level of any impairment. Any impairment loss for non-collateral dependent loans is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. For a collateral-dependent loan, any impairment loss is generally the difference between the carrying value of the loan and the current appraisal value of the collateral securing the loan.

A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the liquidation of the underlying collateral or the cash flow from the operations of the property and there are no other available and reliable sources of repayment. When current appraisals are not available, management estimates the fair value of the collateral using an appraisal-like methodology, giving consideration to several factors including the price at which individual unit(s) could be sold in the current market, the period of time over which the unit(s) would be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and current market interest rates. If management determines a loan is collateral-dependent, any identified collateral shortfall is immediately charged-off against the allowance for loan losses. As such, each collateral-dependent impaired loan would not require a specific ASC 310-10 allowance as it would have already been charged-off.

The second component of our allowance for loan losses contains allocations for probable incurred losses within various pools of loans with similar characteristics pursuant to ASC 450-10, Contingencies. This component is based in part on certain loss factors applied to various stratified loan pools excluding loans evaluated individually for impairment. In determining the appropriate loss factors for these loan pools, we consider historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions. Our historical charge-offs are determined by evaluating the net charge-offs over the most recent eight quarters, including the current quarter. Prior to the fourth quarter of 2010, we evaluated our net charge-offs by using the four calendar years preceding the current year.

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

Investment Securities. Under ASC 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. We determine the appropriate classification at the time of purchase. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on investment securities. Debt investment securities are classified as held-to-maturity and carried at amortized cost when we have the positive intent and the ability to hold the investment securities to maturity. Investment securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized. Investment in FHLB stock is carried at cost. We have no trading account investment securities.

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

We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10. In evaluating the possible impairment of investment securities, consideration is given to many factors including the length of time and the extent to which the fair value has been less than cost, whether the market decline was affected by macroeconomic conditions, the financial conditions and near-term prospects of the issuer, and management’s ability and intent to retain our investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, we may consider whether the investment securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

If we determine that an investment experienced an OTTI, we must then determine the amount of the OTTI to be recognized in earnings. If we do not intend to sell the investment security and it is more likely than not that we will not be required to sell the investment security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If we intend to sell the investment security or it is more likely than not we will be required to sell the investment security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income [loss] in shareholders’ equity) and not recognized in income until the investment security is ultimately sold. From time to time, we may dispose of an impaired investment security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes current positive earning trends, the existence of taxes paid in available carryback years, and the probability that taxable income will continue to be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. At December 31, 2011, based on the results of our regular assessment of the ability to realize our deferred tax assets, we concluded that, based on all available evidence, both positive and negative, approximately $6.3 million of our deferred tax assets did not meet the “more likely than not” threshold for realization. Although realization of the remaining net deferred tax assets of $16.3 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized based on available tax planning strategies and our projections of future taxable income. We believe the positive evidence considered in our analysis of the remaining deferred tax assets was our long-term history of generating taxable income; the industry in which we operate is cyclical in nature; the fact that a portion of the losses in the current year were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, including the federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (19 years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois). The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets, which would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our results of operations and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at December 31, 2011 and 2010.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Income (Loss)

We reported a net loss of $10.5 million, or $.98 per share, for 2011 compared to net income of $3.5 million, or $.32 per diluted share, for 2010. Our loss for 2011 was primarily related to a $17.1 million provision for loan losses, a non-cash charge of $6.3 million related to a valuation allowance we recorded on a portion of our deferred tax assets, other real estate owned writedowns of $2.8 million, and $1.4 million of retirement compensation expense related to the retirement of our former Chairman of the Board and Chief Executive Officer. Our 2011 results of operations were favorably impacted by an increase in gains on sales of other real estate owned parcels of $2.6 million, gains on the sale of investment securities of $1.7 million, and a decrease in professional fees of $898,000.

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

Net interest income totaled $35.9 million for 2011 compared to $36.6 million for 2010. Our net interest margin (net interest income as a percentage of average interest-earning assets) for 2011 decreased 20 basis points to 3.47% from 3.67% for 2010. Net interest income and the net interest margin continued to be negatively impacted during 2011 by our higher levels of liquidity due to strong deposit growth, modest loan demand, our elevated level of non-performing assets, and larger investment securities portfolio.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED, AND RATES PAID

The following table reflects the average yield on assets and average cost of liabilities for the years indicated. Average balances are derived from average daily balances.

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$728,811	$35,315	4.85%	$747,768	$37,682	5.04%	$753,726	$39,277	5.21%
Investment securities (2)	249,953	7,894	3.11	208,450	8,605	4.07	227,999	11,334	4.90
Other interest-earning assets (3)	53,582	495.92		39,646	483	1.22	28,794	697	2.42
Total interest-earning assets	1,032,346	43,704	4.23	995,864	46,770	4.70	1,010,519	51,308	5.08
Non-interest earning assets	113,772			109,469			86,992
Total assets	$1,146,118			$1,105,333			$1,097,511
Interest-bearing liabilities:
Deposits:
Checking accounts	$162,891	$404.25%		$135,715	$259.19%		$128,037	$346.27%
Money market accounts	187,188	835.45		164,800	1,086.66		157,518	1,133.72
Savings accounts	128,937	280.22		119,124	349.29		117,539	399.34
Certificates of deposit	394,478	5,217	1.32	394,160	6,680	1.69	366,506	8,569	2.34
Total deposits	873,494	6,736.77		813,799	8,374	1.03	769,600	10,447	1.36
Borrowed funds:
Other short-term borrowed funds	14,969	57.38		14,916	75.50		14,653	101.69
FHLB advances	31,423	1,060	3.33	60,729	1,738	2.82	112,763	3,167	2.77
Total borrowed funds	46,392	1,117	2.37	75,645	1,813	2.36	127,416	3,268	2.53
Total interest-bearing liabilities	919,886	7,853.85		889,444	10,187	1.15	897,016	13,715	1.53
Non-interest bearing deposits	100,147			92,136			72,968
Non-interest bearing liabilities	10,989			11,152			15,169
Total liabilities	1,031,022			992,732			985,153
Shareholders’ equity	115,096			112,601			112,358
Total liabilities and shareholders’ equity	$1,146,118			$1,105,333			$1,097,511
Net interest-earning assets	$112,460			$106,420			$113,503
Net interest income / interest rate spread		$35,851	3.38%		$36,583	3.55%		$37,593	3.55%
Net interest margin			3.47%			3.67%			3.72%
Ratio of average interest-earning assets to average interest-bearing liabilities			112.23%			111.96%			112.65%
____________________

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning deposits.

RATE/VOLUME ANALYSIS

The following table shows the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated. Changes attributable to the combined impact of rate and volume have been allocated proportionally to the changes due to rate and changes due to volume.

	Year Ended December 31,			Year Ended December 31,
	2011 Compared to 2010			2010 Compared to 2009
	Change due to Rate	Change due to Volume	Total Change	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(1,427)	$(940)	$(2,367)	$(1,287)	$(308)	$(1,595)
Investment securities	(2,239)	1,528	(711)	(1,812)	(917)	(2,729)
Other interest-earning assets	(134)	146	12	(421)	207	(214)
Total	(3,800)	734	(3,066)	(3,520)	(1,018)	(4,538)

Interest expense:
Deposits:
Checking accounts	87	58	145	(107)	20	(87)
Money market accounts	(385)	134	(251)	(98)	51	(47)
Savings accounts	(96)	27	(69)	(55)	5	(50)
Certificates of deposit	(1,468)	5	(1,463)	(2,498)	609	(1,889)
Total deposits	(1,862)	224	(1,638)	(2,758)	685	(2,073)
Borrowed funds:
Other short-term borrowed funds	(18)	—	(18)	(28)	2	(26)
FHLB advances	270	(948)	(678)	49	(1,478)	(1,429)
Total borrowed funds	252	(948)	(696)	21	(1,476)	(1,455)
Total	(1,610)	(724)	(2,334)	(2,737)	(791)	(3,528)
Net change in net interest income	$(2,190)	$1,458	$(732)	$(783)	$(227)	$(1,010)

Interest Income

Interest income decreased to $43.7 million for 2011 from $46.8 million for 2010. The weighted-average yield on interest-earning assets decreased 47 basis points to 4.23% for 2011 from 4.70% for 2010. The decrease was primarily due to higher average balances of investment securities, lower average balance of loans receivable, and the current lower interest rate environment which reduced the yields on loans receivable and investment securities. The yield on loans receivable decreased due to a reduction in interest income related to the higher level of non-accrual loans during 2011. The yield on investment securities declined due to reinvesting maturing investment securities in lower yielding investments as market interest rates remained significantly low. In addition, we are currently holding higher levels of short-term liquid investments due to the lack of desirable investment alternatives in the current interest rate environment.

Interest Expense

Total interest expense decreased to $7.9 million for 2011 from $10.2 million for 2010. The average cost of interest-bearing liabilities decreased 30 basis points to .85% for 2011 from 1.15% for 2010. Interest expense continues to be positively affected by strong growth in low-cost core deposit balances and a reduction in higher cost certificates of deposit and FHLB advances.

Interest expense on interest-bearing deposits decreased to $6.7 million for 2011 from $8.4 million for 2010. The weighted-average cost of deposits decreased 26 basis points to .77% from 1.03% for 2010 as a result of disciplined pricing on deposits, the repricing of certificates of deposit at lower interest rates, and increases in the average balance of non-interest bearing deposits, which was partially offset by increases in the average balance of interest-bearing deposits and increases in the weighted-average cost of interest-bearing business deposit accounts.

Interest expense on borrowed funds decreased to $1.1 million for 2011 from $1.8 million for 2010 primarily as a result of a reduction in the average balance of borrowed funds of 38.7% during 2011 compared to 2010 as we continued to strengthen our balance sheet and enhance our liquidity position by replacing this funding source with core deposits. The weighted-average cost of borrowed funds was stable at 2.37% for 2011 when compared to 2010. The weighted-average cost of FHLB advances increased to 3.33% for 2011 compared to 2.82% for 2010 and was primarily due to having a larger proportion of amortizing advances with a weighted-average cost of 6.15%.

Provision for Loan Losses

The provision for loan losses increased to $17.1 million for 2011 from $3.9 million in 2010. For more information, see “Changes in Financial Condition – Asset Quality and Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following table identifies changes in our non-interest income for the periods presented:

	Year Ended December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Service charges and other fees	$4,667	$5,114	$(447)	(8.7)%
Card-based fees	2,035	1,867	168	9.0
Commission income	259	168	91	54.2
Subtotal fee based revenues	6,961	7,149	(188)	(2.6)
Income from bank-owned life insurance	812	893	(81)	(9.1)
Other income	471	481	(10)	(2.1)
Subtotal	8,244	8,523	(279)	(3.3)
Net gain on sale of:
Investment securities	1,715	689	1,026	148.9
Loans receivable	330	178	152	85.4
Other real estate owned	2,562	(154)	2,716	1,763.6
Total non-interest income	$12,851	$9,236	$3,615	39.1%

Service charges and other fees were impacted by a lower volume of non-sufficient funds transactions, which is an industry trend that is expected to continue due to regulatory changes affecting consumers’ behaviors regarding deposit account overdraft activity. Service charges and other fees were also impacted by lower credit enhancement fee income related to non-owner occupied commercial real estate lending as we continue to strategically reduce our exposure to these types of relationships. Higher gains on loans receivable, card-based fees, and commission income were partially offset by lower income from bank-owned life insurance and other income. During 2011, we sold $16.0 million of loans to FNMA compared to $6.0 million in 2010. The Company expects to continue to expand its residential lending and mortgage banking business in 2012. During 2011, we also sold $11.0 million of other real estate owned, recognizing gains of $2.6 million, of which $2.5 million was realized on the sale of two large commercial properties.

Non-Interest Expense

The following table identifies changes in our non-interest expense for the periods presented:

	Year Ended December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$16,358	$16,681	$(323)	(1.9)%
Retirement and stock related compensation	1,034	748	286	38.2
Medical and life benefits	1,982	1,215	767	63.1
Other employee benefits	49	61	(12)	(19.7)
Subtotal compensation and employee benefits	19,423	18,705	718	3.8
Net occupancy expense	2,818	2,832	(14)	(.5)
FDIC insurance premiums and regulatory assessments	2,121	2,551	(430)	(16.9)
Professional fees	1,385	2,283	(898)	(39.3)
Furniture and equipment expense	1,802	1,973	(171)	(8.7)
Data processing	1,740	1,754	(14)	(.8)
Marketing	914	781	133	17.0
Other real estate owned related expense, net	4,123	1,483	2,640	178.0
Loan collection expense	714	638	76	11.9
Severance and retirement compensation expense	1,375	545	830	152.3
Other general and administrative expenses	4,702	4,230	472	11.2
Total non-interest expense	$41,117	$37,775	$3,342	8.8%

Compensation and employee benefits expense increased during 2011 compared to 2010 primarily due to increases in pension expense and medical and life benefits due to higher medical claims. These increases were partially offset by lower compensation and mandatory benefits related to a reduction in FTEs and lower incentive compensation expense due to the 2011 net loss.

Our FDIC insurance premiums and regulatory assessments decreased $430,000 during 2011 primarily due to the new FDIC insurance premium assessment methodology that began April 1, 2011.

Professional fees decreased $898,000 during 2011 from 2010 primarily due to lower legal, strategic advisor, and investor relations fees, the absence of costs during 2011 relating to the 2010 annual meeting proxy contest, and decreased costs related to the SEC’s 2010 enhanced proxy statement disclosures.

Furniture and equipment expense decreased $171,000 during 2011 compared to 2010 primarily due to lower information systems- related equipment expense and lower depreciation expense.

Other real estate owned related expense, net, increased $2.6 million primarily due to $2.8 million of valuation allowances recognized on certain other real estate owned properties as well as a reduction in the sales price of a land development project acquired in the foreclosure of a commercial participation loan, which was partially offset by a decrease in property maintenance and operating expenses during 2011.

Severance and retirement compensation expense increased $830,000 due to $1.4 million of retirement compensation expense as a result of the retirement of our former Chairman of the Board and Chief Executive Officer.

Other non-interest expense increased $472,000 primarily due to the writedown of $413,000 of construction in progress costs related to future branch sites that were transferred, in accordance with regulatory rules, to other real estate owned during the first quarter of 2011 since we had not started construction within three years of acquiring the land. These land parcels located in Olympia Fields and Bolingbrook, Illinois, along with our current Bolingbrook banking center, are currently listed for sale with no additional loss expected.

Income Tax Expense

During 2011, our income tax expense totaled $945,000, which included a $6.3 million valuation allowance related to a portion of our deferred tax assets, compared to $707,000 for 2010. For more information, see “Critical Accounting Policies - Income Tax Accounting” above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Income (Loss)

Net income increased to $3.5 million, or $.32 per diluted share, for 2010 compared to a net loss of $543,000, or $.05 per share, for 2009. Our 2010 results of operations were positively impacted by decreases in the provision for loan losses of $8.7 million and lower non-interest expense of $1.5 million from 2009. Partially offsetting these favorable variances were decreases in net interest income of $1.0 million and non-interest income of $2.2 million from 2009.

Net Interest Income

Net interest income totaled $36.6 million for 2010 compared to $37.6 million for 2009. Net interest margin for 2010 decreased five basis points to 3.67% from 3.72% for 2009. The decreases in net interest income and net interest margin were primarily a result of lower yields on loans and investment securities as a result of the lower interest rate environment combined with a balance decrease in the higher yielding loan portfolio and higher levels of lower yielding investment securities and liquidity.

Interest Income

Interest income decreased to $46.8 million for 2010 from $51.3 million for 2009. The weighted-average yield on interest-earning assets decreased 38 basis points to 4.70% for 2010 from 5.08% for the comparable 2009 period. The yield on loans receivable decreased due to several large payoffs and a reduction in interest income related to new non-performing loans. The yield on investment securities declined due to reinvesting maturing investment securities and loan payoff proceeds in lower yielding investments as market interest rates declined significantly. In addition, the Bank held higher levels of short-term liquid investments due to the lack of desirable investment alternatives in the current interest rate environment.

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

Interest expense on borrowed funds is detailed in the table below for the periods indicated.

	Year Ended December 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Interest expense on short-term borrowed funds at contractual rates	$75	$101	$(26)	(25.7)%
Interest expense on FHLB advances at contractual rates	1,738	2,992	(1,254)	(41.9)
Amortization of deferred premium	—	175	(175)	NM
Total interest expense on borrowed funds	$1,813	$3,268	$(1,455)	(44.5)%

Provision for Loan Losses

The provision for loan losses decreased to $3.9 million for 2010 from $12.6 million in 2009. For more information, see “Changes in Financial Condition – Asset Quality and Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following table identifies changes in our non-interest income for the periods presented:

	Year Ended December 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Service charges and other fees	$5,114	$5,706	$(592)	(10.4)%
Card-based fees	1,867	1,664	203	12.2
Commission income	168	246	(78)	(31.7)
Subtotal fee based revenues	7,149	7,616	(467)	(6.1)
Income from bank-owned life insurance	893	2,183	(1,290)	(59.1)
Net gain on sale of loans receivable	178	—	178	NM
Other income	481	588	(107)	(18.2)
Subtotal	8,701	10,387	(1,686)	(16.2)
Net gain (loss) on sale of:
Investment securities	689	1,092	(403)	(36.9)
Other assets	(154)	(9)	(145)	NM
Total non-interest income	$9,236	$11,470	$(2,234)	(19.5)%

Service charges and other fees were impacted by lower volume of non-sufficient funds transactions. Service charges and other fees were also impacted by lower credit enhancement fee income related to non-owner occupied commercial real estate lending as we strategically reduce our exposure to these types of products. Higher card-based fees and a net gain on the sale of loans receivable was more than offset by lower income from bank-owned life insurance, other income, and net gains on the sale of investment securities and other assets. Income from bank-owned life insurance decreased $1.3 million, primarily due to the inclusion in 2009 of $1.4 million of income due to the death of an insured. Other income was down in 2010 primarily due to income recorded during 2009 related to certain viatical investments.

Non-Interest Expense

The following table identifies the changes in non-interest expense for the periods presented:

	Year Ended December 31,
	2010	2009	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$16,681	$16,257	$424	2.6%
Retirement and stock related compensation	748	968	(220)	(22.7)
Medical and life benefits	1,215	1,582	(367)	(23.2)
Other employee benefits	61	54	7	13.0
Subtotal compensation and employee benefits	18,705	18,861	(156)	(.8)
Net occupancy expense	2,832	3,022	(190)	(6.3)
FDIC insurance premiums and OTS assessments	2,551	2,145	406	18.9
Professional fees	2,283	1,907	376	19.7
Furniture and equipment expense	1,973	2,129	(156)	(7.3)
Data processing	1,754	1,670	84	5.0
Marketing	781	832	(51)	(6.1)
Other real estate owned related expense, net	1,483	2,976	(1,493)	(50.2)
Loan collection expense	638	1,077	(439)	(40.8)
Severance and retirement compensation expense	545	37	508	NM
FDIC special insurance premium assessment	—	495	(495)	NM
Other general and administrative expenses	4,230	4,129	101	2.4
Total non-interest expense	$37,775	$39,280	$(1,505)	(3.8)%

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

Professional fees increased $376,000 during 2010 compared to 2009 as a result of the SEC’s proxy statement disclosures effective in 2010, the Board of Director’s review of strategic alternatives, and costs associated with the 2010 proxy contest and annual meeting.

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

Aggregate severance and retirement compensation expense of $545,000 was incurred during 2010, a substantial portion of which related to the separation of our former Chief Financial Officer during the second quarter of 2010 and amounts payable to the daughter of our former Chairman of the Board and Chief Executive Officer, in connection with her agreed upon separation of employment and agreement to forego certain bonus and equity-based compensation, refrain from certain competitive activities, and release claims.

Income Tax Expense

Our income tax expense totaled $707,000 for 2010 which equaled an effective tax rate of 17.0%, compared to an income tax benefit of $2.3 million, or a tax benefit rate of 80.6%, for 2009. The increase in the effective income tax rate was primarily due to higher pretax income, lower bank-owned life insurance income, and decreased tax sheltering effect of the bank-owned life insurance income and available tax credits.

CHANGES IN FINANCIAL CONDITION IN 2011 COMPARED TO 2010

General

Our total assets at December 31, 2011 increased by $27.3 million, or 2.4%, to $1.15 billion from $1.12 billion at December 31, 2010, primarily as a result of an increase in investment securities available-for-sale and cash and cash equivalents, offset by decreases in loans receivable and FHLB stock. The growth in assets was funded by core deposit growth.

	December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$92,072	$61,754	$30,318	49.1%
Investment securities available-for-sale, at fair value	234,381	197,101	37,280	18.9
Investment securities held-to-maturity, at cost	16,371	17,201	(830)	(4.8)
Federal Home Loan Bank stock, at cost	6,188	20,282	(14,094)	(69.5)
Loans receivable, net	698,802	715,405	(16,603)	(2.3)
Bank-owned life insurance	36,275	35,463	812	2.3
Other real estate owned	19,091	22,324	(3,233)	(14.5)
Other	45,770	52,146	(6,376)	(12.2)
Total assets	$1,148,950	$1,121,676	$27,274	2.4%

Liabilities and Equity:
Deposits	$977,424	$945,884	$31,540	3.3%
Borrowed funds	54,200	53,550	650	1.2
Other liabilities	14,078	9,314	4,764	51.1
Total liabilities	1,045,702	1,008,748	36,954	3.7
Shareholders’ equity	103,248	112,928	(9,680)	(8.6)
Total liabilities and shareholders’ equity	$1,148,950	$1,121,676	$27,274	2.4%

LOANS

The following table sets forth by category the dollar amount of loans receivable and percentage of total loans receivable by category as of the dates indicated.

	2011		2010		2009		2008		2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$85,160	12.0%	$74,940	10.3%	$78,120	10.2%	$62,760	8.4%	$59,501	7.5%
Commercial real estate:
Owner occupied	93,833	13.2	99,435	13.6	99,552	13.1	85,628	11.4	82,489	10.4
Non-owner occupied	188,293	26.5	191,998	26.2	196,048	25.7	194,032	25.9	185,177	23.3
Multifamily	71,876	10.1	72,080	9.8	57,906	7.6	40,553	5.4	38,602	4.9
Commercial construction and land development	22,045	3.1	24,310	3.3	31,148	4.1	40,136	5.3	59,146	7.5
Commercial participations	12,053	1.7	23,594	3.2	52,365	6.9	60,048	8.0	82,059	10.3
Total commercial loans	473,260	66.6	486,357	66.4	515,139	67.6	483,157	64.4	506,974	63.9
Retail loans:
One-to-four family residential	181,698	25.6	185,321	25.3	186,009	24.4	204,011	27.2	212,768	26.8
Home equity lines of credit	52,873	7.4	56,177	7.7	56,882	7.5	58,892	7.8	60,308	7.6
Retail construction	1,022.1		3,176.4		3,411.4		2,660.4		11,149	1.4
Retail participations	—	—	—	—	—	—	489.1		495.1
Other	2,771.4		2,122.3		1,552.2		1,621.2		2,802.4
Total retail loans	238,364	33.5	246,796	33.7	247,854	32.5	267,673	35.7	287,522	36.3
Total loans receivable	711,624	100.1	733,153	100.1	762,993	100.1	750,830	100.1	794,496	100.2
Net deferred loan fees	(398)	(.1)	(569)	(.1)	(607)	(.1)	(857)	(.1)	(1,360)	(.2)
Total loans receivable, net of deferred fees	$711,226	100.0%	$732,584	100.0%	$762,386	100.0%	$749,973	100.0%	$793,136	100.0%

Loans receivable, net of deferred fees, totaled $711.2 million at December 31, 2011 compared to $732.6 million at December 31, 2010. Total loan fundings in 2011 were $98.4 million compared to $76.8 million in 2010, which reflects moderate increased loan demand during 2011. Total fundings for 2011 were more than offset by loan payoffs and repayments of $71.4 million, total loan sales of $15.9 million, transfers to other real estate owned of $9.7 million, and gross loan charge-offs of $22.0 million, including $8.4 million that had been previously identified as a specific ASC 310-10 allowance. During 2011, we sold $16.0 million of conforming one-to-four family fixed-rate held-for-sale mortgage loans to FNMA. We retained the servicing rights and recorded a gain on the sale of $330,000.

Commercial participation loans decreased 48.9% compared to December 31, 2010 due to gross charge-offs totaling $5.0 million, repayments of $2.3 million, a $2.1 million sale of a portion of one of our participations purchased, and transfers to other real estate owned totaling $2.5 million. In addition, commercial construction and land development and non-owner occupied commercial real estate loans decreased by $6.0 million, or 2.8%, since December 31, 2010 primarily due to gross charge-offs of $10.7 million, four loan payoffs aggregating $5.5 million, and transfers to other real estate owned of $3.7 million.

As discussed above, through the execution of our Strategic Growth and Diversification Plan, we continue to diversify our loan portfolio to reduce our focus on commercial real estate lending, including non-owner occupied, commercial construction and land development, and purchased participation and syndication loans. This shift in focus began in mid-2007 when we hired our then Chief Operating Officer, who is now our Chief Executive Officer, to develop and execute a business and lending strategy focused on different markets than those we had historically pursued. In connection with implementing this lending strategy, we also hired a new Senior Credit Officer, credit manager, and four new credit analysts. We developed and implemented a new credit policy, and we enhanced our underwriting standards and objective underwriting matrix. In addition, we have hired 14 experienced business banking relationship managers to replace the majority of the previous commercial lending officers. The current lending team is focused on building client relationships by providing small- to mid-market businesses with deposit and loan products to meet their needs.

As a result of the significant economic downturn that was occurring both in our markets and nationally at this time, it was necessary to redefine our credit and underwriting policies to better identify and evaluate the risks in the various categories of our loan portfolio. Based upon our current lending strategy and our defined risk tolerances, we continue to reduce our reliance on non-owner occupied commercial real estate loans, substantially reduced originations of commercial construction and land development loans, and stopped purchasing commercial participation and syndication loans. These loan portfolios carry a higher degree of risk due to the overall larger size of individual loans as well as repayment being dependent on the successful management of the project, the sale of the property securing the loan, or management of the participation by the lead lender.

In order to identify, segregate, and attempt to illustrate the remaining credit risk related to those deemphasized loan categories that were originated prior to our current risk tolerances, credit policy, and underwriting standards, we have segregated our loan portfolio by the loans initial origination date in the table below. Loans that were renewed or modified subsequent to their initial origination are included for disclosure purposes based on their initial loan origination date. The categories of the loan portfolio that we continue to focus on growing, which are commercial and industrial and commercial real estate - owner occupied and multifamily, comprised 53.0% of the commercial loan portfolio at December 31, 2011. Over 73% of the loans outstanding in these growth categories were originated after January 1, 2008 (Post-1/1/08). During 2011, these targeted growth categories grew by $4.4 million due to $39.7 million in new fundings which were partially offset by $29.1 million in loan payoffs, including two commercial and industrial loan payoffs of $5.1 million, four owner occupied commercial real estate loan payoffs of $9.1 million, and one multifamily loan payoff of $6.8 million. At December 31, 2011, our total loans outstanding originated prior to January 1, 2008 (Pre-1/1/08) decreased to 42.8% of our total loan portfolio primarily due to normal amortization and payoffs, loan charge-offs, the sale of a portion of a commercial participation loan, and transfers to other real estate owned. The following table presents the categories of our commercial loan portfolio at December 31, 2011 segregated by the origination date of the lending relationship, and highlights the shift in our lending focus to those growth categories in accordance with our strategic plan.

	December 31, 2011
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$11,878	$73,282	$85,160	13.9%
Commercial real estate:
Owner occupied	43,510	50,323	93,833	46.4
Non-owner occupied	118,956	69,337	188,293	63.2
Multifamily	10,453	61,423	71,876	14.5
Commercial construction and land development	6,280	15,765	22,045	28.5
Commercial participations	11,537	516	12,053	95.7
Total commercial loans	$202,614	$270,646	$473,260	42.8%

Total commercial participations by loan type and state where the collateral is located are presented in the following tables as of the dates indicated.

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$151	1.3%	$226	1.0%	(33.2)%
Commercial real estate:
Owner occupied	102.8		83.3		22.9
Non-owner occupied	11,193	92.9	19,064	80.8	(41.3)
Commercial construction and land development	607	5.0	4,221	17.9	(85.6)
Total commercial participations	$12,053	100.0%	$23,594	100.0%	(48.9)%

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$1,534	12.7%	$4,988	21.1%	(69.2)%
Indiana	2,203	18.3	5,774	24.5	(61.8)
Ohio	4,875	40.5	7,332	31.1	(33.5)
Florida	607	5.0	1,843	7.8	(67.1)
Colorado	1,338	11.1	2,075	8.8	(35.5)
Texas	1,496	12.4	1,582	6.7	(5.4)
Total commercial participations	$12,053	100.0%	$23,594	100.0%	(48.9)%

Loan Concentrations

Our lending activities are exposed to varying risks associated with concentrations of credit. Concentrations of credit include significant lending activities in specific geographic areas and large extensions of credit to individual borrowers. Our loan portfolio consists of loans secured by real estate within our market area. At December 31, 2011 and 2010, loans representing 47.5% and 49.0%, respectively, of our total loans receivable were secured by real estate located in the state of Indiana and 36.5% and 34.5%, respectively, were secured by real estate located in the state of Illinois. At December 31, 2011, we also had a concentration of loans secured by office and/or warehouse buildings totaling $213.9 million or 30.0% of our total loan portfolio, compared to $207.3 million or 28.3% of our total loan portfolio at December 31, 2010. Loans secured by these types of collateral involve higher principal amounts. The repayment of these loans generally is dependent, in large part, on the successful operation of the property or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate market or in the economy.

Contractual Principal Repayments and Interest Rates

The below table sets forth the contractual final maturities of our commercial loans at December 31, 2011, as well as the dollar amount of loans scheduled to mature after one year. Demand loans and loans having no scheduled repayments and no stated maturity are reported as due in one year or less. This table is not indicative of the timing of expected repayments on these loans.

	Total at December 31, 2011 (1)	Principal Repayments Contractually Due in One Year or Less	Due After One Through Five years	Due After Five Years	Total Due After One Year (2)
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$85,160	$53,608	$26,764	$4,788	$31,552
Commercial real estate:
Owner occupied	93,833	8,137	56,094	29,602	85,696
Non-owner occupied	188,293	48,100	113,649	26,544	140,193
Multifamily	71,876	3,265	25,010	43,601	68,611
Commercial construction and land development	22,045	12,966	8,737	342	9,079
Commercial participations	12,053	10,093	1,724	236	1,960
Total commercial loans	$473,260	$136,169	$231,978	$105,113	$337,091
____________________

(1)	Gross loans receivable does not include deferred fees and costs of $372,000 as of December 31, 2011.

(2)
Of the $337.1 million of loan principal repayments contractually due after December 31, 2012, $187.2 million have fixed interest rates and $149.9 million have variable interest rates, which reprice from one month up to five years.

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

ASSET QUALITY AND ALLOWANCE FOR LOAN LOSSES

General

All of our assets are subject to review under our classification system. See the discussion on “Potential Problem Assets” below. Impaired loans are reviewed quarterly by our Asset Management Committee. The Loan Committee and the Board of Directors reviews our classified assets (including impaired loans) at least on a quarterly basis. When a borrower fails to make a required loan payment, we attempt to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made prior to 30 days after a payment is due. Late charges are generally assessed after 15 days with additional efforts being made to collect the past due payments. While we generally prefer to work with borrowers to resolve delinquency problems, when the account becomes 90 days delinquent, we may initiate foreclosure or other proceedings, as deemed necessary, to minimize any potential loss.

Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest and principal is deemed to be insufficient to warrant further accrual. All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest subsequently received on non-performing loans is accounted for by using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual. We generally do not accrue interest on loans past due 90 days or more.

Real estate acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure and loans identified as in substance foreclosures are classified as other real estate owned until sold. A loan is classified as an in substance foreclosure when we take possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Other real estate owned is initially recorded at net realizable values, with any resulting writedown charged to the allowance for loan losses. Valuations are periodically performed by management, with any subsequent declines in estimated fair value charged to expense. After acquisition, all costs incurred in maintaining the property are expensed, and costs incurred for the improvement or development of the property are capitalized up to the extent of its net realizable value.

Non-Performing Assets

The following table provides information relating to our non-performing assets at the dates presented.

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$596	$228	$1,399	$2,551	$281
Commercial real estate:
Owner occupied	11,228	9,119	3,627	4,141	5,871
Non-owner occupied	22,294	21,512	11,945	11,983	3,506
Multifamily	91	1,071	623	342	229
Commercial construction and land development	3,378	9,183	9,488	9,455	3,388
Commercial participations	2,355	9,499	26,729	21,327	12,572
Total commercial loans	39,942	50,612	53,811	49,799	25,847
Retail loans:
One-to-four family residential	4,935	2,955	4,519	3,048	2,706
Home equity lines of credit	541	718	393	1,570	749
Retail construction	169	203	279	279	279
Other	—	4	7	5	19
Total retail loans	5,645	3,880	5,198	4,902	3,753
Total non-performing loans	45,587	54,492	59,009	54,701	29,600
Other real estate owned:
Commercial	17,688	21,503	8,759	3,016	822
Retail	1,403	821	483	226	340
Total other real estate owned	19,091	22,324	9,242	3,242	1,162
Total non-performing assets	64,678	76,816	68,251	57,943	30,762
90 days past due loans still accruing interest	5	2,469	640	605	—
Total non-performing assets plus 90 days past due loans still accruing interest	$64,683	$79,285	$68,891	$58,548	$30,762

Accruing troubled debt restructurings	$8,875	$9,754	$10,195	$—	$—

Non-performing assets to total assets	5.63%	6.85%	6.31%	5.16%	2.67%
Non-performing loans to total loans	6.41	7.44	7.74	7.29	3.73

Total non-performing loans decreased $8.9 million to $45.6 million at December 31, 2011 from $54.5 million at December 31, 2010. The ratio of non-performing loans to total loans decreased to 6.41% compared to 7.44% at December 31, 2010. The decrease in non-performing loans during 2011 was primarily due to gross loan charge-offs of $22.0 million, including $8.4 million of previously established specific ASC 310-10 allowances. Non-performing loans also decreased due to the transfer of $9.7 million of loans to other real estate owned, repayments totaling $2.1 million, and the transfer to accruing status of $1.7 million of loans that were brought current. The decreases to non-performing loans were partially offset by the transfer to non-accrual status of:

•	6 non-owner occupied commercial real estate loans totaling $10.5 million;

•	7 owner occupied commercial real estate loans totaling $8.3 million;

•	46 one-to-four family residential loans totaling $4.9 million;

•	9 commercial and industrial loans totaling $1.3 million;

•	2 commercial construction and land development loans totaling $598,000; and

•	2 multifamily loans totaling $287,000.

Included in the non-performing loan totals are non-performing commercial purchased participations as identified by loan category and states where the collateral is located in the following table.

	December 31,
	2011	2010	% change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$1,748	$5,302	(67.0)%
Commercial construction and land development	607	4,197	(85.5)
Total non-performing commercial participations	$2,355	$9,499	(75.2)%

Illinois	$—	$2,354	(100.0)%
Indiana	1,748	5,302	(67.0)
Florida	607	1,843	(67.1)
Total non-performing commercial participations	$2,355	$9,499	(75.2)%

Percentage of total non-performing loans	5.17%	17.43%
Percentage of total commercial participations	19.54	40.26

The interest income that would have been recorded during 2011, if all of our non-performing loans at the end of the year had been current in accordance with their terms during the year, was $3.0 million. The actual amount of interest recorded as income (on a cash basis) on these loans during the year totaled $60,000.

The disclosure required with respect to impaired loans and troubled debt restructurings is contained in “Note 4. Allowance for Loan Losses” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Non-performing assets decreased to $64.7 million at December 31, 2011 from $76.8 million at December 31, 2010 primarily due to the aforementioned loan charge-offs and increases in new non-performing loans as well as decreases in the balance of other real estate owned as set forth in the following table.

	Year ended December 31,
	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$22,324	$9,242
Transfers to other real estate owned	10,764	17,362
Net repayments and improvements of properties	(148)	—
Sales of other real estate owned	(11,024)	(3,518)
Valuation allowances for declines in net realizable value	(2,825)	(762)
Balance at end of period	$19,091	$22,324

The following table identifies our other real estate owned properties based on the loan category where they originated:

	December 31,
	2011	2010	% change
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Owner occupied	$1,275	$171	645.6%
Non-owner occupied	2,193	2,595	(15.5)
Multifamily	557	329	69.3
Commercial construction and land development	5,341	795	571.8
Commercial participations:
Commercial real estate – non-owner occupied	2,673	2,796	(4.4)
Commercial construction and land development	5,649	14,817	(61.9)
Total commercial loans	17,688	21,503	(17.7)
Retail loans:
One-to-four family residential	1,374	821	67.4
Home equity lines of credit	29	—	100.0
Total retail loans	1,403	821	70.9
Total other real estate owned	$19,091	$22,324	(14.5)%

We continue to explore ways to reduce our overall exposure in our non-performing assets through various alternatives, including the potential sale of certain of these non-performing assets. Any future impact on the allowance for loan losses in the event of such sales or other similar actions cannot be reasonably determined at this time.

As previously discussed above, we believe that our loans that were originated Pre-1/1/08 have a higher degree of risk of loss due to the nature of the types of these loans and the credit environment under which they were originated, particularly given the downturn in the economic environment over the last four years. The following tables illustrate that a large portion of our non-performing loans and other real estate owned were originated Pre-1/1/08 and that we have experienced a higher level of charge-offs and other real estate owned writedowns in the Pre-1/1/08 portfolios. As presented in the following table, 80.6% of our non-performing commercial loans and our entire commercial other real estate owned portfolio at December 31, 2011 were originated Pre-1/1/08.

	December 31, 2011
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Non-performing commercial loans:
Commercial and industrial	$562	$34	$596	94.3%
Commercial real estate:
Owner occupied	9,533	1,695	11,228	84.9
Non-owner occupied	16,294	6,000	22,294	73.1
Multifamily	91	—	91	100.0
Commercial construction and land development	3,378	—	3,378	100.0
Commercial participations	2,355	—	2,355	100.0
Total non-performing commercial loans	$32,213	$7,729	$39,942	80.6%

Total commercial loans outstanding at December 31, 2011	$202,614	$270,646	$473,260
Non-performing commercial loans to total commercial loans	15.90%	2.86%	8.44%

	December 31, 2011
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Other real estate owned – commercial:
Commercial real estate:
Owner occupied	$1,275	$—	$1,275	100.0%
Non-owner occupied	2,193	—	2,193	100.0
Multifamily	557	—	557	100.0
Commercial construction and land development	5,341	—	5,341	100.0
Commercial participations:
Commercial real estate – non-owner occupied	2,673	—	2,673	100.0
Commercial construction and land development	5,649	—	5,649	100.0
Total other real estate owned – commercial	$17,688	$—	$17,688	100.0%

During 2011, we recorded gross loan charge-offs related to our commercial loan portfolio totaling $20.8 million, of which 87.8% were originated Pre-1/1/08. During 2011, we also recorded other real estate owned writedowns on commercial properties totaling $2.8 million, all of which were related to the Pre-1/1/08 loan portfolio. During the five years ended December 31, 2011, we recorded gross loan charge-offs related to our commercial loan portfolio totaling $55.8 million, of which 95.5% were originated Pre-1/1/08. Writedowns on commercial other real estate owned recorded during the same five-year period totaled $6.3 million, all of which were related to loans made Pre-1/1/08. Over the past five years, 95.9% of our gross charge-offs on commercial loans and writedowns on commercial other real estate owned were related to the Pre-1/1/08 loan portfolio. Commercial loan charge-offs and other real estate owned writedowns for the five years ended December 31, 2011 that were related to the Pre-1/1/08 commercial construction and land development and commercial participations and syndications loan portfolios totaled $33.5 million, or 56.2% of the total commercial loan charge-offs and writedowns recorded in the Pre-1/1/08 loan portfolio. At December 31, 2011, the outstanding loan balances in these two categories totaled $17.8 million, or 8.8% of the total Pre-1/1/08 loan portfolio. The breakdown of gross charge-offs of commercial loans and other real estate owned writedowns on commercial properties are identified in the following tables for the periods indicated.

	For the Year Ended December 31, 2011
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loan charge-offs:
Commercial and industrial	$720	$216	$936	76.9%
Commercial real estate:
Owner occupied	3,873	—	3,873	100.0
Non-owner occupied	5,466	2,316	7,782	70.2
Multifamily	315	—	315	100.0
Commercial construction and land development	2,943	—	2,943	100.0
Commercial participations	4,971	—	4,971	100.0
Total commercial loan charge-offs	18,288	2,532	20,820	87.8

Writedowns on other real estate owned – commercial properties:
Commercial real estate:
Owner occupied	134	—	134	100.0
Non-owner occupied	402	—	402	100.0
Commercial construction and land development	80	—	80	100.0
Commercial participations – construction and land development	2,159	—	2,159	100.0
Total writedowns on other real estate owned – commercial properties	2,775	—	2,775	100.0
Total commercial loan charge-offs and writedowns on other real estate owned	$21,063	$2,532	$23,595	89.3%

	For the Five Years Ended December 31, 2011
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loan charge-offs:
Commercial and industrial	$3,155	$216	$3,371	93.6%
Commercial real estate:
Owner occupied	5,707	—	5,707	100.0
Non-owner occupied	15,276	2,316	17,592	86.8
Multifamily	461	—	461	100.0
Commercial construction and land development	7,010	—	7,010	100.0
Commercial participations	21,654	—	21,654	100.0
Total commercial loan charge-offs	53,263	2,532	55,795	95.5

Writedowns on other real estate owned – commercial properties:
Commercial real estate:
Owner occupied	134	—	134	100.0
Non-owner occupied	1,278	—	1,278	100.0
Commercial construction and land development	80	—	80	100.0
Commercial participations – construction and land development	4,839	—	4,839	100.0
Total writedowns on other real estate owned – commercial properties	6,331	—	6,331	100.0
Total commercial loan charge-offs and writedowns on other real estate owned	$59,594	$2,532	$62,126	95.9%

Potential Problem Assets

Our potential problem assets, defined as loans classified as substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, totaled $2.2 million at December 31, 2011 and $926,000 at December 31, 2010. The $1.2 million increase is primarily due to eight loans totaling $987,000 to one commercial and industrial relationship being downgraded to substandard from special mention and one non-owner occupied commercial real estate loan totaling $1.2 million being downgraded to substandard from special mention. Partially offsetting the increase is the charge-off of two commercial loans totaling $248,000, the transfer out of potential problem assets of two one-to-four family loans totaling $359,000 due to recent payments to bring them current, and the upgrade to pass/watch from substandard of a non-owner occupied commercial real estate loan totaling $211,000.

Allowance for Loan Losses

We maintain our allowance for loan losses at a level we believe is appropriate to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable incurred losses in our loan portfolio at each statement of condition date and is based on our review of available and relevant information.

Our quarterly evaluation of the adequacy of the allowance is based in part on historical charge-offs and recoveries; levels of and trends in delinquencies; impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolio; volume and type of lending; and current and anticipated economic conditions. In addition, we consider probable losses that we have identified relating to impaired loans. Our analysis of each impaired loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the projection of the amount and timing of future cash flows and collateral values.

Loan losses are charged-off against the allowance for loan losses when we believe that the loan balance or a portion of the loan balance is no longer realizable by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Recoveries of amounts previously charged-off are credited to the allowance. We assess the appropriateness of the allowance on a quarterly basis and adjust the allowance by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level we deem appropriate. While we believe the allowance was adequate at December 31, 2011, it is possible that further deterioration in the economy, declines in the value of collateral securing loans, or requirements of regulatory agencies may require us to make future provisions to the allowance. See further analysis in “Critical Accounting Policies” previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table sets forth the activity in the allowance for loan losses during the periods indicated:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Allowance at beginning of period	$17,179	$19,461	$15,558	$8,026	$11,184
Provision	17,114	3,877	12,588	26,296	2,328
Charge-offs:
Commercial loans:
Commercial and industrial	(936)	(848)	(1,313)	(74)	(200)
Commercial real estate:
Owner occupied	(3,873)	(82)	(53)	(1,699)	—
Non-owner occupied	(7,782)	(797)	(1,699)	(3,054)	(4,260)
Multifamily	(315)	(85)	(61)	—	—
Commercial construction and land development	(2,943)	(1)	(461)	(3,605)	—
Commercial participations	(4,971)	(3,378)	(2,848)	(9,650)	(807)
Total commercial loans	(20,820)	(5,191)	(6,435)	(18,082)	(5,267)
Retail loans:
One-to-four family residential	(648)	(773)	(271)	(376)	(1)
Home equity lines of credit	(423)	(310)	(2,156)	(243)	(208)
Other	(107)	(111)	(108)	(197)	(200)
Total retail loans	(1,178)	(1,194)	(2,535)	(816)	(409)
Total charge-offs	(21,998)	(6,385)	(8,970)	(18,898)	(5,676)
Recoveries:
Commercial loans:
Commercial and industrial	15	9	121	5	3
Commercial real estate:
Owner occupied	4	1	80	—	—
Non-owner occupied	43	19	40	14	102
Multifamily	1	17	—	—	—
Commercial construction and land development	18	82	13	61	18
Commercial participations	—	30	—	5	6
Total commercial loans	81	158	254	85	129
Retail loans:
One-to-four family residential	9	17	2	1	—
Home equity lines of credit	9	22	6	5	14
Other	30	29	23	43	47
Total retail loans	48	68	31	49	61
Total recoveries	129	226	285	134	190
Net loans charged-off to allowance for loan losses	(21,869)	(6,159)	(8,685)	(18,764)	(5,486)
Allowance at end of period	$12,424	$17,179	$19,461	$15,558	$8,026

Allowance for loan losses to total non-performing loans at end of period	27.25%	31.53%	32.98%	28.44%	27.11%
Allowance for loan losses to total loans at end of period	1.75	2.34	2.55	2.07	1.01
Ratio of net loans charged-off to average loans outstanding for the period	3.00	.82	1.15	2.49	.68

At December 31, 2010, we determined that utilizing a shorter credit loss history was more appropriate and indicative of the current inherent losses within our loan portfolio and consistent with current allowance trends in the banking industry. Prior to December 31, 2010, the allowance for loan losses was calculated using a static four-year historical net charge-off factor for each loan category. In addition, the allowance for loan losses was based on our regulatory reporting categories as opposed to loan type and did not segregate the commercial purchased participation loans into a separate loan and allowance for loss category. Based on the nature of our purchased participation loans, we believe these loans have a higher degree of risk than the other loan categories due to the fact that we are not the lead lender, many of the purchased participations are outside of our market area, and the national and local economic conditions have impacted many of the projects collateralizing these participations. We also had substantially modified our credit policy, underwriting standards, lending personnel, and lending strategy in 2007 and 2008. In addition, in mid-2007, we ceased purchasing participation loans and substantially reduced the origination of commercial construction and land development loans. As such, the balances in the purchased participation portfolio will continue to decrease, and we believe the significant losses incurred related to the purchased participation loans are not indicative of the losses inherent within the directly originated portfolio. We believe segregation of these purchased participation loans as a separate loan category was appropriate at December 31, 2010.
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

Our allowance for loan losses was $12.4 million at December 31, 2011 compared to $17.2 million at December 31, 2010. The ratio of the allowance to total loans decreased to 1.75% at December 31, 2011 compared to 2.34% at December 31, 2010. The provision for loan losses increased to $17.1 million in 2011 from $3.9 million in 2010. Net charge-offs for 2011 totaled $21.9 million, or 3.00% of average loans outstanding, compared to $6.2 million, or .82% of average loans outstanding, for 2010. Net charge-offs for 2011, exclusive of the previously established $8.4 million specific ASC 310-10 allowances, were $13.5 million, or 1.85% of average loans outstanding.

Our provision for loan losses and our net charge-offs increased during 2011 when compared to 2010. In 2011, we experienced a higher level of charge-offs related to lower collateral valuations on collateral-dependent non-performing loans. In addition, we increased our general reserves in 2011 as a result of deteriorating market conditions, overall declines in collateral values, and a lack of activity in residential housing and land development.

During 2011, charge-offs of non-owner occupied commercial real estate loans totaled $7.8 million, of which $4.4 million was previously identified as a specific allowance. Charge-offs of owner occupied commercial real estate loans totaled $3.9 million, of which $433,000 was previously identified as a specific allowance. Charge-offs of commercial construction and land development loans totaled $2.9 million and were related to two loans that were also transferred during 2011 to other real estate owned at their net realizable value. Charge-offs of commercial participation loans totaled $5.0 million, of which $3.5 million was previously identified as a specific allowance. These charge-offs related to commercial construction and land development, non-owner occupied commercial real estate, and commercial and industrial participations purchased.

When we evaluate a non-performing collateral-dependent loan and identify a collateral shortfall, we will charge-off the collateral shortfall. As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral). As such, the ratio of the allowance for loan losses to total loans, the reserve ratio, and the ratio of the allowance for loan losses to non-performing loans (the coverage ratio) have been affected by partial charge-offs of $15.1 million on $33.6 million of collateral-dependent non-performing loans through December 31, 2011 and specific ASC 310-10 allowances totaling $718,000 on other non-collateral dependent non-performing loans at December 31, 2011.

Allocation of the Allowance for Loan Losses

We allocate our allowance for loan losses by loan category. Various percentages are assigned to the loan categories based on their two-year average historical loss factors. These historical loss factors are adjusted for various qualitative factors including trends in delinquencies and impaired loans; charge-offs and recoveries; volume and terms of loans; underwriting practices; lending management and staff; economic trends and conditions; industry conditions; and credit concentrations. The allocation of the allowance for loan losses is reviewed and approved by our Loan Committee and Board of Directors.

Prior to December 31, 2010, we allocated our allowance for loan losses by loan type. In conjunction with the required disclosures under ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, we changed our classifications for the allowance on loan losses to correlate to our reported loan categories. As such, the allocation of the allowance for loan losses was reclassified at December 31, 2010 and 2009. It was not practical to reclassify the allocation of the allowance for loan losses for the years ended 2008 or 2007.

The following tables show the allocation of the allowance for loan losses by loan category for 2011, 2010, and 2009 and by loan type for 2008 and 2007:

	December 31,
	2011		2010		2009
	Allowance Allocation	Allowance as a % of Category	Allowance Allocation	Allowance as a % of Category	Allowance Allocation	Allowance as a % of Category
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$1,236	10.0%	$1,279	7.5%	$867	4.5%
Commercial real estate:
Owner occupied	2,129	17.1	1,090	6.4	1,589	8.2
Non-owner occupied	3,935	31.7	6,906	40.2	6,584	33.8
Multifamily	370	3.0	350	2.0	679	3.5
Commercial construction and land development	1,198	9.6	188	1.1	892	4.6
Commercial participations	1,467	11.8	4,559	26.5	6,410	32.9
Total commercial loans	10,335	83.2	14,372	83.7	17,021	87.5
Retail loans:
One-to-four family residential	1,521	12.2	1,356	7.9	1,727	8.9
Home equity lines of credit	442	3.6	1,309	7.6	531	2.7
Retail construction	3	NM	7	NM	117.6
Other	123	1.0	135.8		65.3
Total retail loans	2,089	16.8	2,807	16.3	2,440	12.5
Total allowance for loan losses	$12,424	100.0%	$17,179	100.0%	$19,461	100.0%

	December 31,
	2008		2007
	Allowance Allocation	Allowance as a % of Category	Allowance Allocation	Allowance as a % of Category
	(Dollars in thousands)
Residential real estate:
One-to-four family owner occupied	$1,744.68%		$1,266.46%
One-to-four family non-owner occupied	186.59		127.46
Multifamily	611	1.52	430	1.15
Business/Commercial real estate	10,894	3.75	3,944	1.33
Business/Commercial non-real estate	1,241	1.97	659	1.15
Developed lots	352.98		319.62
Land	252.58		1,069	2.12
Consumer non-real estate	278	4.60	212	4.35
Total allowance for loan losses	$15,558		$8,026

INVESTMENT SECURITIES

We manage our investment securities portfolio to adjust balance sheet interest rate sensitivity to help insulate net interest income against the impact of changes in market interest rates, to maximize the return on invested funds within acceptable risk guidelines, and to meet pledging and liquidity requirements.

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity. The amortized cost of investment securities with their par and fair values were as follows for the dates indicated:

	December 31,
	2011			2010			2009
	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,967	$15,414	$15,000	$14,975	$14,819	$—	$—	$—
Government sponsored entity (GSE) securities	46,800	46,967	48,382	30,800	30,717	31,020	40,450	40,374	41,457
Corporate bonds	5,420	5,022	5,027	4,000	3,629	3,586	—	—	—
Collateralized mortgage obligations	79,006	71,073	70,884	62,512	59,037	60,755	67,307	66,413	66,768
Commercial mortgage- backed securities	72,885	74,664	76,118	66,282	67,052	68,698	49,722	49,210	50,522
Mortgage-backed securities	—	—	—	—	—	—	9,527	9,426	9,835
Pooled trust preferred securities	27,398	24,804	18,555	29,409	26,473	18,125	30,223	27,093	20,012
GSE preferred stock	200	—	1	5,837	—	98	5,837	—	187
Total available-for-sale investment securities	$246,709	$237,497	$234,381	$213,840	$201,883	$197,101	$203,066	$192,516	$188,781

Held-to-maturity investment securities:
Asset backed securities	$8,201	$8,461	$8,746	$9,844	$10,261	$10,380	$—	$—	$—
Municipal securities	7,910	7,910	7,957	6,940	6,940	7,046	5,000	5,000	5,179
Total held-to-maturity investment securities	$16,111	$16,371	$16,703	$16,784	$17,201	$17,426	$5,000	$5,000	$5,179

At December 31, 2011, the amortized cost of our collateralized mortgage obligation portfolio totaled $71.1 million, with 98% of the portfolio comprised of A-rated or higher investment securities. The composition of this portfolio includes $4.8 million backed by Ginnie Mae. Of the collateralized mortgage obligation portfolio, $66.3 million are non-agency securities and mainly backed by floating-rate and fixed-rate residential mortgages originated prior to 2006. There are $51.1 million floating-rate bonds in the collateralized mortgage obligation portfolio with unaccreted discounts totaling $7.6 million.

Our commercial mortgage-backed investment securities portfolio consists mainly of short-term, senior tranches of seasoned issues with extensive subordination and limited balloon risk. All bonds are AAA-rated and were originated prior to 2006. We stress test all bonds in this sector on a quarterly basis. All of the bonds within this portfolio can withstand an annual default rate of 50% with recoveries of 50 cents on the dollar and not experience any losses.

Our corporate bond portfolio consists of three A-rated or better, floating-rate notes purchased at large discounts and maturing between 2014 and 2016.

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

We utilize extensive external and internal analysis on our pooled trust preferred investments.  Our internal model stress tests all underlying issuers in the pools to project probabilities of deferral or default. Our internal modeling runs multiple stress scenarios. The high-stress scenario utilizes immediate defaults for all deferring collateral.  Any collateral that we believe may be at risk for deferring or defaulting, based upon our review of the underlying issuers’ most recent financial and regulatory information, is assumed to default immediately.  Despite a recent trend of recoveries from previously defaulted trust preferred collateral, the high stress scenario assumes no recoveries on defaulted collateral.  All external and internal stress testing currently projects no loss of principal or interest on any of our pooled trust preferred investments.

All of our pooled trust preferred investments are Super Senior tranches and were purchased at large discounts. The Super Senior tranches are the most senior tranches. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the Super Senior tranches. If certain senior coverage tests are not met, all interest is diverted from subordinate classes to pay down principal on the Super Senior tranche. Four of the five issues of our investments are failing the senior coverage test. This test is structured to protect the holders of the Super Senior tranches if deferrals or defaults exceed a specific threshold as a percent of the outstanding senior tranches. As such, the proceeds of any early redemptions, successful tenders, or cures will be used to further pay down principal of the Super Senior tranches on these four issues. During 2011, we received $2.0 million in principal repayments, up from $813,000 in 2010. Based on the pace of and success of capital raises by underlying issuers and confirmed acquisition announcements of underlying issuers, we expect additional cure and redemption announcements in the near term.

An increasing number of previously deferring issuers are resuming payments. Of the deferring issues at December 31, 2010, 3.1% “cured,” or resumed payments, in the first quarter of 2011, and 6.9%, 4.8%, and 7.0% cured in the second, third, and fourth quarters of 2011, respectively. When a previously deferring issuer cures, all past interest and accrued interest on the past due interest is paid to the trust. In addition, new deferrals continue to decline and there were no new deferrals or defaults on the underlying collateral during the fourth quarter of 2011. Deferral rates continued to decrease in 2011 and represented 1.5% of the underlying collateral of our investments in pooled trust preferred securities, compared to 6.6% and 16.9% deferral rates in 2010 and 2009, respectively.

We are expecting redemption activity to continue over the next year as call windows open on the remaining securities, certain issuers reevaluate the impact of the Dodd-Frank Act on their Tier 1 capital treatment of these securities, and issuers consider the high cost of this capital in the current low interest rate market. Redemptions increased in 2011, and 3.3% of the original collateral was redeemed in 2011. Almost all of these redemptions occurred on investments where the senior coverage test is failing. As such, all of the redemption proceeds were used to pay down principal on our Super Senior tranches. Failing senior coverage tests and past defaults ensure all redemption proceeds will be diverted to pay down the principal on our Super Senior tranches until coverage tests once again pass. Four of our five investments saw senior coverage ratios improve this year. The fifth issue has seen a small level of deterioration, but it is the closest of the four failing issues to the passing threshold.

The opening of call windows has led to an increase in the principal pay downs on three of our pooled trust preferred investments. Our largest investment has an open window and has factored down to 74% of the original principal. Two other investments with call windows that opened in 2011 have factored down to 79% and 86% of the original principal. Our two remaining investments have call windows that open in 2012 and have factored down to 90% and 94% of the original principal.

Due to the current ratings on the pooled trust preferred securities being below investment grade, these investment securities are classified as substandard assets in accordance with regulatory requirements.

Fair Value of Investment Securities

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

The following tables set forth our financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the dates indicated.

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$15,414	$—	$15,414	$—
GSE securities	48,382	—	48,382	—
Corporate bonds	5,027	—	5,027	—
Collateralized mortgage obligations	70,884	—	70,884	—
Commercial mortgage-backed securities	76,118	—	76,118	—
Pooled trust preferred securities	18,555	—	—	18,555
GSE preferred stock	1	1	—	—

		Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$14,819	$—	$14,819	$—
GSE securities	31,020	—	31,020	—
Corporate bonds	3,586	—	3,586	—
Collateralized mortgage obligations	60,755	—	60,755	—
Commercial mortgage-backed securities	68,698	—	68,698	—
Pooled trust preferred securities	18,125	—	—	18,125
GSE preferred stock	98	98	—	—

Level 1 investment securities are valued using quoted prices in active markets for identical assets. We utilize Level 1 prices for our investment in GSE preferred stock.

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

We utilize a recognized third-party pricing service to obtain market values for our fixed income securities portfolio. Documentation is maintained as to the methodology and summary of inputs used by the pricing service for the various types of securities, and management notes that the servicer maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. We do not have access to all of the individual specific assumptions and inputs used for each security. The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

We validate the market values against fair market curves and other available pricing sources. Bloomberg pricing is used to compare the reasonableness of the third-party pricing service prices for U.S. Treasury securities and government sponsored entity (GSE) bonds. For all securities, our Corporate Investment Officer, who is in the market on a regular basis, monitors the market and is familiar with where similar securities are trading and where specific bonds in specific sectors should be priced. All monthly output from the third-party provider is reviewed against expectations as to pricing based on fair market curves, ratings, coupon, structure, and recent trade reports or offerings. Based on our review of the methodology and summary of inputs used, we have concluded these assets are properly classified as Level 2 assets.

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

We determined that Level 3 pricing models should be utilized for valuing our pooled trust preferred investment securities. The markets for these securities and for similar securities at December 31, 2011 were illiquid. There have been a limited number of observable transactions in the secondary market; however, a new issue market does not exist. We have determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

For our Level 3 pricing model, we utilize externally produced fair values from a third-party provider and compare them to other external pricing sources. Other external sources provided similar prices, both higher and lower, than those we used. The external model uses observed prices from limited transactions on similar securities to estimate liquidation values.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	2011	2010
	(Dollars in thousands)
Beginning balance	$18,125	$20,012
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	2,099	(1,267)
Principal repayments	(1,669)	(620)
Ending balance	$18,555	$18,125

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

The decline in value of our investment in collateralized mortgage obligations is minimal and primarily attributable to changes in market interest rates and macroeconomic conditions affecting liquidity and not necessarily the expected cash flows of the individual investment securities. The fair value of these investment securities is expected to recover as macroeconomic conditions improve, interest rates rise, and the investment securities approach their maturity date.

The decline in value of our investment in pooled trust preferred securities is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and the underlying financial condition of the companies within the pool and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as interest rates rise and as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because we do not have the intent to sell these securities and have the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity. We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, regulatory considerations, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. We concluded that the unrealized losses that existed at December 31, 2011 did not constitute other-than-temporary impairments.

The following table sets forth certain information regarding the maturities and weighted-average yield of investment securities as of December 31, 2011. The amounts and yields listed in the table are based on amortized cost.

	U.S. Treasury Securities		GSE Securities		Corporate Bonds (1)		Collateralized Mortgage Obligations (2)		Commercial Mortgage-Backed Securities (3)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturities:
Less than 1 year	$3,001.35%		$799	4.90%	$—	—%	$2,467	3.81%	$24,145	4.70%
1 to less than 5 years	11,966	2.38	46,168	1.82	5,022	2.51	51,073	4.83	50,519	3.91
5 to less than 10 years	—	—	—	—	—	—	17,533	3.44	—	—
10 years and over	—	—	—	—	—	—	—	—	—	—
Total investment securities	$14,967	1.97%	$46,967	1.87%	$5,022	2.51%	$71,073	4.46%	$74,664	4.17%
Average months to maturity	36		32		53		50		22

	Pooled Trust Preferred Securities (4)		Asset Backed Securities (5) (6)		State and Municipal Securities (6)		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturities:
Less than 1 year	$—	—%	$—	—%	$2,970	1.84%	$33,382	3.99%
1 to less than 5 years	—	—	8,461	5.15	4,940	1.30	178,149	3.48
5 to less than 10 years	—	—	—	—	—	—	17,533	3.44
10 years and over	24,804	1.43	—	—	—	—	24,804	1.43
Total investment securities	$24,804	1.43%	$8,461	5.15%	$7,910	1.51%	$253,868	3.34%
Average months to maturity	301		29		22
_______________

(1)	Floating-rate corporate bond yields are calculated using a constant yield curve.

(2)
Our collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these investment securities are average lives based on historical and estimated prepayment rates for the underlying mortgage collateral and were calculated using prepayment speeds based on the trailing three-month CPR (Constant Prepayment Rate), the trailing three-month CDR (Conditional Default Rate), and the trailing three-month severity.

(3)
Our commercial mortgage-backed investment securities are amortizing in nature. As such, the maturities presented in the table for these investment securities are average lives based on contractual payment assumptions for the underlying collateral and were calculated using a 0% prepayment speed.

(4)	Our pooled trust preferred investment securities have floating rates. The projected yields are calculated to the contractual maturity without any prepayment parameters.

(5)	Our asset backed investment securities are amortizing in nature. As such, the maturities presented in the table are average lives based on the estimated prepayment rates for the underlying collateral.

(6)	Our asset backed and state and municipal investment securities are classified as held-to-maturity.

DEPOSITS

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each deposit category offered at the dates indicated.

	December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$96,321	9.9%	$90,315	9.5%	$89,364	10.5%
Interest-bearing	175,150	17.9	149,948	15.9	129,305	15.2
Money market accounts	192,593	19.7	177,566	18.8	152,009	17.9
Savings accounts	133,292	13.6	121,504	12.8	113,865	13.4
Core deposits	597,356	61.1	539,333	57.0	484,543	57.0
Certificate of deposit accounts	380,068	38.9	406,551	43.0	365,215	43.0
Total deposits	$977,424	100.0%	$945,884	100.0%	$849,758	100.0%
We strive to grow deposits through many channels including enhancing our brand recognition within our communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding our experienced sales team accountable for growing deposits and relationships. Total deposits increased $31.5 million, or 3.3%, to $977.4 million at December 31, 2011 from $945.9 million at December 31, 2010 resulting from a $58.0 million, or 10.8%, increase in core deposits, offset by a $26.5 million decrease in certificates of deposit. This increase resulted from increases of $6.0 million in non-interest bearing checking deposits, $25.2 million in interest-bearing checking deposits, and $15.0 million in money market accounts. Savings accounts also increased $11.8 million due to new accounts opened in 2011. As previously discussed, increased core deposits are reflective of our continuing success in deepening our client relationships, one of our core strategic plan objectives. Total certificates of deposit decreased by $26.5 million, or 6.5%, at December 31, 2011 compared to December 31, 2010 as we continue to be disciplined about pricing these deposits and we saw client’s move proceeds of maturing certificates of deposit into more liquid core deposit accounts in the current low interest rate environment.

We maintain strong relationships with our municipal clients and municipal deposits continue to comprise an important funding source. Despite the current recession’s impact on municipalities and other government-related entities, municipal deposits increased $21.4 million, or 52.6%, to $62.1 million at December 31, 2011 from $40.7 million at December 31, 2010. These increases are included in the above table.

At December 31, 2011, the aggregate amount of outstanding certificates of deposit greater than $100,000 was $121.3 million. The following table presents the maturity schedules of these certificate of deposit accounts.

December 31, 2011
(Dollars in thousands)
3 months or less	$16,187
Over 3 months through 6 months	24,819
Over 6 months through 12 months	42,993
Over 12 months through 36 months	30,113
Over 36 months	7,142
$121,254

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own. The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative as compared to FHLB advances. At December 31, 2011, we had $14.3 million in Repo Sweeps compared to $13.4 million at December 31, 2010. The Repo Sweeps are included in the “Borrowed Funds” table and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds. The investment securities underlying these Repo Sweeps continue to be reflected as assets.

BORROWED FUNDS

Borrowed funds consisted of the following at the dates indicated:

	December 31,
	2011		2010
	Amount	Weighted-Average Contractual Rate	Amount	Weighted-Average Contractual Rate
	(Dollars in thousands)
Repo Sweeps	$14,334.20%		$13,352.50%
FHLB of Indianapolis advances	39,866	2.89	40,198	3.79
Total borrowed funds	$54,200	2.18%	$53,550	2.97%

During 2011, we entered into a new $15.0 million four-year, fixed-rate FHLB advance which was taken for interest rate risk management purposes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity, represented by cash and cash equivalents, is a product of operating, investing, and financing activities. Our primary sources of funds are:

•	deposits and Repo Sweeps;

•	scheduled payments of amortizing loans and mortgage-backed investment securities;

•	prepayments and maturities of outstanding loans and mortgage-backed investment securities;

•	maturities of investment securities and other short-term investments;

•	funds provided from operations;

•	federal funds lines of credit; and

•	borrowed funds from the FHLB and FRB.

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

At December 31, 2011, we had cash and cash equivalents of $92.1 million, an increase of $30.3 million, or 49.1%, from $61.8 million at December 31, 2010. The increase was mainly the result of:

•	proceeds from sales, maturities, and paydowns of investment securities aggregating $105.9 million;

•	increases in deposit accounts totaling $31.4 million;

•	proceeds from the sale of other real estate owned totaling $13.9 million;

•	proceeds from one fixed-rate FHLB advance totaling $15.0 million; and

•	redemption of FHLB stock of $14.1 million.

The above cash inflows were partially offset by:

•	purchases of investment securities totaling $139.1 million; and

•	repayment of FHLB advances totaling $15.3 million.

We use our sources of funds primarily to meet our ongoing commitments; fund loan commitments, maturing certificates of deposit, and savings withdrawals; and maintain an investment securities portfolio. We anticipate that we will continue to have sufficient funds to meet our current commitments.

The parent company’s liquidity needs consist primarily of operating expenses and dividend payments to shareholders. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. We are prohibited from repurchasing shares and incurring any debt at the parent company without the prior approval of the OCC under our informal regulatory agreement.

We are currently prohibited from paying dividends to our shareholders without the prior approval of the FRB pursuant to our informal regulatory agreement we previously entered into with the OTS. Additionally, the Bank requires the prior approval of the OCC before paying dividends to the Company under its informal regulatory agreement. Absent such restriction, OCC regulations provide various standards under which the Bank may declare and pay dividends to the parent company without prior approval. The dividends from the Bank are limited to the extent of its cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. At December 31, 2011, under current OCC regulations, the Bank had no net earnings available for dividend declarations. At December 31, 2011, the parent company had $2.4 million in cash and cash equivalents. See also “Note 11. Shareholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business – Regulation and Supervision of the Company and the Bank” of this Annual Report on Form 10-K for a further discussion of the Bank’s ability to pay dividends.

Contractual Obligations

The following table presents our contractual obligations to third parties at December 31, 2011 by maturity:

	Payments Due by Period
	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$271,434	$88,079	$19,556	$999	$380,068
FHLB advances (1)	356	16,761	15,828	6,921	39,866
Short-term borrowed funds (2)	14,334	—	—	—	14,334
Service bureau contract	1,634	3,266	3,266	—	8,166
Operating leases	407	608	272	1,877	3,164
Dividends payable on common stock	109	—	—	—	109
	$288,274	$108,714	$38,922	$9,797	$445,707
____________________

(1)	Does not include interest expense at the weighted-average contractual interest rate of 2.89% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual interest rate of .20% for the periods presented.

See the “Borrowed Funds” section for further discussion surrounding FHLB advances. The operating lease obligations reflected above include the future minimum rental payments, by year, required under the lease terms for premises and equipment. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. See also “Note 5. Office Properties and Equipment” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K for further discussion related to the operating leases.

Off-Balance-Sheet Obligations

We are party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our clients. These financial instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in our statement of condition. Our exposure to credit loss in the event of non-performance by the third-party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual notional amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance-sheet instruments.

The following table details the amounts and expected maturities of significant commitments at December 31, 2011.

	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$3,693	$—	$—	$675	$4,368
Commercial real estate:
Owner occupied	6,258	—	135	—	6,393
Non-owner occupied	1,011	—	—	—	1,011
Multifamily	2,755	—	—	—	2,755
Commercial construction and land development	856	—	—	—	856
Commercial participations	—	48	—	—	48
Retail	4,220	—	—	—	4,220
Commitments to fund unused:
Equity lines of credit	15,506	—	—	39,929	55,435
Commercial business lines	49,187	7,260	150	—	56,597
Construction loans	3,381	—	1,681	—	5,062
Credit enhancements	2,328	—	5,020	8,512	15,860
Letters of credit	3,177	136	—	—	3,313
	$92,372	$7,444	$6,986	$49,116	$155,918

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. Credit enhancements expire at various dates through 2018. Letters of credit expire at various dates through 2013.

We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the CRA. These commitments include $384,000 to be funded over three years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above. See additional disclosures in “Note 13. Variable Interest Entities” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Credit enhancements are related to the issuance by municipalities of taxable and nontaxable revenue bonds. The proceeds from the sale of such bonds are loaned to for-profit and not-for-profit companies for economic development projects. In order for the bonds to receive AAA ratings, which provide for a lower interest rate, the FHLB issues, in favor of the bond trustee, an Irrevocable Direct Pay Letter of Credit (IDPLOC) for our account. Since we, in accordance with the terms and conditions of a Reimbursement Agreement with the FHLB, would be required to reimburse the FHLB for draws against the IDPLOC, these facilities are analyzed, appraised, secured by real estate mortgages, and monitored as if we had funded the project initially.

Regulatory Capital

The Bank is subject to minimum capital adequacy guidelines as set forth in regulations previously adopted by the OTS which are now enforced by the OCC.  Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators, which could have a material impact on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must maintain capital amounts in excess of specified minimum ratios based on quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.

Quantitative measures previously established by the OTS to ensure capital adequacy require us to maintain minimum amounts and ratios (as set forth in the table below) of three capital requirements: tangible capital (as defined in the regulations) as a percentage of adjusted total assets, core capital (as defined) as a percentage of adjusted total assets, and risk-based capital (as defined) as a percentage of total risk-weighted assets.  At December 31, 2011, the Bank exceeded all minimum regulatory capital ratios to be considered “well-capitalized.”

The Bank’s actual capital amounts and ratios, as well as minimum amounts and ratios required for capital adequacy and prompt corrective action provisions are presented in the following table:

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Tangible capital to adjusted total assets	$94,502	8.26%	$17,151	>=	1.5%	$22,868	>=	2.0%
Tier 1 (core) capital to adjusted total assets	94,502	8.26	45,737	>=	4.0	57,171	>=	5.0
Tier 1 (core) capital to risk-weighted assets	94,502	11.40	33,168	>=	4.0	49,752	>=	6.0
Total capital to risk-weighted assets	104,892	12.65	66,336	>=	8.0	82,920	>=	10.0

As of December 31, 2010:
Tangible capital to adjusted total assets	$101,144	9.07%	$16,719	>=	1.5%	$22,292	>=	2.0%
Tier 1 (core) capital to adjusted total assets	101,144	9.07	44,583	>=	4.0	55,729	>=	5.0
Tier 1 (core) capital to risk-weighted assets	101,144	12.26	33,005	>=	4.0	49,508	>=	6.0
Total capital to risk-weighted assets	109,869	13.32	66,011	>=	8.0	82,514	>=	10.0

As of December 31, 2011 and 2010, the Bank was categorized as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain a minimum core capital to adjusted total assets, core capital to risk-weighted assets, and total capital to risk-weighted asset ratios as set forth in the table above.

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at December 31, 2011:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$102,058	$102,058	$102,058
Disallowed deferred tax asset	(8,638)	(8,638)	(8,638)
Adjustment for unrealized losses on available-for-sale securities	1,926	1,926	1,926
Other	(844)	(844)	(844)
General allowance for loan losses	—	—	10,390
Regulatory capital of the Bank	$94,502	$94,502	$104,892

The decrease in the Bank’s regulatory capital ratios from December 31, 2010 is primarily a result of the Bank’s net loss for 2011 partially offset by a decrease in the amount of unrealized losses on investment securities available-for-sale and a decrease in the disallowed deferred tax asset.

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

Our primary market risk is considered to be interest rate risk. Interest rate risk on our balance sheet arises from the maturity mismatch of interest-earning assets versus interest-bearing liabilities, as well as the potential for maturities to shorten or lengthen on our interest-earning assets, and to a lesser extent on our interest-bearing liabilities due to the exercise of options. The most common of these are prepayment options on mortgage loans and commercial mortgage-backed securities, and to a lesser extent rate jump features in certain of our certificates of deposit. Management’s goal, through policies established by the Asset/Liability Management Committee of the Bank’s Board of Directors (ALCO), is to maximize net interest income while achieving adequate returns on equity capital and managing our balance sheet within the established interest rate risk policy limits prescribed by the ALCO.

We maintain a written Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, interest rate risk, and liquidity. The Asset/Liability Management Policy falls under the authority of the Board of Directors which in turn assigns its formulation, revision, and administration to the ALCO. The ALCO meets monthly and consists of certain senior officers and one outside director. The results of the monthly meetings are reported to the Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor interest rate risk, verify compliance with Board approved interest rate risk tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor our capital position, review the current and prospective liquidity positions, and monitor alternative funding sources. The policy requires management to measure overall interest rate risk exposure using Net Present Value analysis and earnings-at-risk analysis.

We use Net Portfolio Value Analysis as the primary measurement of our interest rate risk. Under OTS Thrift Bulletin 13a, which will be rescinded on March 31, 2012, we are required to measure our interest rate risk assuming various increases and decreases in general interest rates and their effect on our market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value (NPV), (including limits regarding the change in net interest income discussed below), across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits. NPV is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance-sheet items.

Net Portfolio Value Analysis measures our interest rate risk by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a shock in interest rates ranging down 200 to up 300 basis points. The table below shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2011 and 2010.

		Net Portfolio Value At December 31,
		2011			2010
		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$128,623	$18,838	17.2%	$135,273	$5,530	4.3%
+	200	125,450	15,665	14.3	135,380	5,637	4.3
+	100	119,804	10,019	9.1	132,500	2,757	2.1
	0	109,785	—	—	129,743	—	—
-	100	95,325	(14,460)	(13.2)	119,664	(10,079)	(7.8)
-	200	91,269	(18,516)	(16.9)	111,927	(17,816)	(13.7)

Our earnings-at-risk analysis models the impact of instantaneous parallel shifts in yield curve changes in interest rates (assuming interest rates rise and fall in increments of 100 basis points), on anticipated net interest income over a twelve-month horizon. These models are modeling underlying cash flows in each of our interest-sensitive portfolios under these changing rate environments. This includes adjusting anticipated prepayments, changing expected business volumes and mix, as well as modeling anticipated changes in interest rates paid on core deposit accounts, whose rates do not necessarily move in any relationship to movements in U.S. Treasury rates. We compare these results to our results assuming flat interest rates.

The following table presents the projected changes in net interest income over a twelve-month period for the various interest rate change (rate shock) scenarios at December 31, 2011 and 2010, respectively.

		Change in Net Interest Income Over a Twelve-Month Period
		December 31,
		2011		2010
		$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$1,008	2.8%	$(504)	(1.3)%
+	200	678	1.9	(334)	(.9)
+	100	297.8		(231)	(.6)
-	100	155.4		1,276	3.4
-	200	1	—	808	2.2

The table above indicates that if interest rates were to move up 300 basis points, net interest income would be expected to increase 2.8% in year one; and if interest rates were to move down 200 basis points, net interest income would be expected to remain stable in year one. The primary causes for the changes in net interest income over the twelve-month period were a result of the changes in the composition of assets and liabilities along with changes in interest rates.

We manage our interest rate risk position by holding assets with various desired interest rate risk characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies. On a quarterly basis, the ALCO reviews the calculations of all interest rate risk measures for compliance with the Board approved tolerance limits. At December 31, 2011, we were in compliance with all of our tolerance limits.

The above interest rate risk analyses include the assets and liabilities of the Bank only. Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
CFS Bancorp, Inc.
Munster, Indiana

We have audited the accompanying consolidated statements of condition of CFS Bancorp, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFS Bancorp, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 6, 2012

CFS BANCORP, INC.
Consolidated Statements of Condition

	December 31,
	2011	2010
ASSETS	(Dollars in thousands)

Cash and amounts due from depository institutions	$32,982	$24,624
Interest-bearing deposits	59,090	37,130
Cash and cash equivalents	92,072	61,754
Investment securities available-for-sale, at fair value	234,381	197,101
Investment securities held-to-maturity, at cost	16,371	17,201
Federal Home Loan Bank stock, at cost	6,188	20,282
Loans receivable	711,226	732,584
Allowance for loan losses	(12,424)	(17,179)
Net loans	698,802	715,405
Loans held for sale	1,124	—
Bank-owned life insurance	36,275	35,463
Accrued interest receivable	3,011	3,162
Other real estate owned	19,091	22,324
Office properties and equipment	17,539	20,464
Net deferred tax assets	16,273	17,923
Other assets	7,823	10,597
Total assets	$1,148,950	$1,121,676

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$977,424	$945,884
Borrowed funds	54,200	53,550
Advance payments by borrowers for taxes and insurance	4,275	4,618
Other liabilities	9,803	4,696
Total liabilities	1,045,702	1,008,748

Commitments and contingencies (See Note 12)

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,874,668 and 10,850,040 shares outstanding	234	234
Additional paid-in capital	187,030	187,164
Retained earnings	72,683	83,592
Treasury stock, at cost; 12,548,638 and 12,573,266 shares	(154,773)	(155,112)
Accumulated other comprehensive loss, net of tax	(1,926)	(2,950)
Total shareholders’ equity	103,248	112,928
Total liabilities and shareholders’ equity	$1,148,950	$1,121,676

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands except per share data)
Interest income:
Loans receivable	$35,315	$37,682	$39,277
Investment securities	7,894	8,605	11,334
Other interest-earning assets	495	483	697
Total interest income	43,704	46,770	51,308
Interest expense:
Deposits	6,736	8,374	10,447
Borrowed funds	1,117	1,813	3,268
Total interest expense	7,853	10,187	13,715
Net interest income	35,851	36,583	37,593
Provision for loan losses	17,114	3,877	12,588
Net interest income after provision for loan losses	18,737	32,706	25,005
Non-interest income:
Service charges and other fees	4,667	5,114	5,706
Card-based fees	2,035	1,867	1,664
Commission income	259	168	246
Net gain (loss) on sale of:
Investment securities	1,715	689	1,092
Loans held for sale	330	178	—
Other real estate owned	2,562	(154)	(9)
Income from bank-owned life insurance	812	893	2,183
Other income	471	481	588
Total non-interest income	12,851	9,236	11,470
Non-interest expense:
Compensation and employee benefits	19,423	18,705	18,861
Net occupancy expense	2,818	2,832	3,022
FDIC insurance premiums and regulatory assessments	2,121	2,551	2,145
Furniture and equipment expense	1,802	1,973	2,129
Data processing	1,740	1,754	1,670
Professional fees	1,385	2,283	1,907
Marketing	914	781	832
Other real estate owned related expense, net	4,123	1,483	2,976
Loan collection expense	714	638	1,077
Severance and retirement compensation expense	1,375	545	37
FDIC special insurance premium assessment	—	—	495
Other general and administrative expenses	4,702	4,230	4,129
Total non-interest expense	41,117	37,775	39,280
Income (loss) before income tax expense (benefit)	(9,529)	4,167	(2,805)
Income tax expense (benefit)	945	707	(2,262)
Net income (loss)	$(10,474)	$3,460	$(543)
Per share data:
Basic earnings (loss) per share	$(.98)	$.33	$(.05)
Diluted earnings (loss) per share	(.98)	.32	(.05)
Cash dividends declared per share	.04	.04	.04
Weighted-average common and common share equivalents outstanding:
Basic	10,684,133	10,635,939	10,574,623
Diluted	10,740,602	10,705,814	10,680,085
See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Unallocated Common Stock Held by ESOP	Accumulated Other Comprehensive Income (Loss)		Total
	(Dollars in thousands)
Balance, December 31, 2008	$234	$189,211	$81,525	$(157,466)	$(832)	$(863)		$111,809
Net loss	—	—	(543)	—	—	—		(543)
Other comprehensive loss:
Change in unrealized depreciation on investment securities available-for-sale, net of reclassification and tax	—	—	—	—	—	(1,451)	—	(1,451)
Total comprehensive loss	—	—	—	—	—	—		(1,994)
Net distributions of Rabbi Trust shares	—	(414)	—	958	—	—		544
Net shares earned under ESOP	—	(634)	—	—	832	—		198
Amortization of award under restricted stock awards	—	1	—	—	—	—		1
Forfeiture of restricted stock awards	—	906	18	(906)	—	—		18
Grants of restricted stock awards	—	(373)	—	373	—	—		—
Tax benefit related to stock-based benefit plans	—	233	—	—	—	—		233
Dividends declared on common stock ($.04 per share)	—	—	(436)	—	—	—		(436)
Balance, December 31, 2009	234	188,930	80,564	(157,041)	—	(2,314)		110,373
Net income	—	—	3,460	—	—	—		3,460
Other comprehensive loss:
Change in unrealized depreciation on investment securities available-for-sale net of reclassification and tax	—	—	—	—	—	(636)		(636)
Total comprehensive income	—	—	—	—	—	—		2,824
Net distributions of Rabbi Trust shares	—	(447)	—	447	—	—		—
Forfeiture of restricted stock awards	—	433	4	(433)	—	—		4
Vesting of restricted stock awards	—	163	—	—	—	—		163
Grants of restricted stock awards	—	(484)	—	484	—	—		—
Reclassification of treasury stock issuances of restricted stock at average cost	—	(1,431)	—	1,431	—	—		—
Dividends declared on common stock ($.04 per share)	—	—	(436)	—	—	—		(436)
Balance, December 31, 2010	234	187,164	83,592	(155,112)	—	(2,950)		112,928
Net loss	—	—	(10,474)	—	—	—		(10,474)
Other comprehensive income:
Change in unrealized appreciation on investment securities available-for-sale, net of reclassification and tax	—	—	—	—	—	1,024		1,024
Total comprehensive loss	—	—	—	—	—	—		(9,450)
Net distributions of Rabbi Trust shares	—	(120)	—	120	—	—		—
Forfeiture of restricted stock awards	—	453	2	(453)	—	—		2
Vesting of restricted stock awards	—	205	—	—	—	—		205
Grants of restricted stock awards	—	(672)	—	672	—	—		—
Dividends declared on common stock ($.04 per share)	—	—	(437)	—	—	—		(437)
Balance, December 31, 2011	$234	$187,030	$72,683	$(154,773)	$—	$(1,926)		$103,248

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$(10,474)	$3,460	$(543)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	17,114	3,877	12,588
Depreciation and amortization	1,496	1,584	1,587
Premium amortization on the early extinguishment of debt	—	—	175
Net discount accretion on investment securities available-for-sale	(76)	(524)	(1,382)
Net premium amortization on investment securities held-to-maturity	157	195	—
Net (gain) loss on sale of:
Investment securities	(1,715)	(689)	(1,092)
Loans held for sale	(330)	(178)	—
Other real estate owned	(2,562)	154	9
Writedowns on other real estate owned	2,825	762	2,633
Writedowns on transfer of future branch sites to other real state owned	396	—	—
Writedowns on construction in process	413	—	—
Deferred income tax expense (benefit)	945	524	(1,592)
Amortization of cost of stock benefit plans	205	163	199
Tax benefit from stock-based benefits	—	—	(233)
Proceeds from sale of loans held for sale	15,996	5,967	—
Origination of loans held for sale	(16,684)	(5,607)	—
Increase in cash surrender value of bank-owned life insurance	(812)	(893)	(2,183)
Net change in other assets and liabilities	7,851	83	(5,986)
Net cash flows provided by operating activities	14,745	8,878	4,180
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	53,113	27,849	21,707
Loans and loan participations	2,088	5,125	—
Other real estate owned	13,938	3,365	679
Proceeds from maturities and paydowns of:
Investment securities, available-for-sale	48,184	84,740	83,195
Investment securities, held-to-maturity	4,613	2,806	1,940
Redemption of Federal Home Loan Bank stock	14,095	3,662	—
Purchases of:
Investment securities, available-for-sale	(135,121)	(120,744)	(42,339)
Investment securities, held-to-maturity	(3,940)	(15,202)	—
Properties and equipment	(491)	(1,666)	(2,179)
Net change in loans	(12,210)	889	(30,348)
Proceeds from bank-owned life insurance	—	—	4,214
Net cash flows provided by (used for) investing activities	(15,731)	(9,176)	36,869
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	31,434	96,022	25,556
Advance payments by borrowers for taxes and insurance	(343)	296	2
Short-term borrowed funds	982	(10,947)	(4,014)
Proceeds from Federal Home Loan Bank advances	15,000	18,000	161,000
Repayments of Federal Home Loan Bank advances	(15,332)	(65,311)	(218,290)
Tax benefit from stock-based benefits	—	—	233
Dividends paid on common stock	(437)	(436)	(758)
Net disposition of Rabbi Trust shares	—	—	544
Net cash flows provided by (used for) financing activities	31,304	37,624	(35,727)
Increase in cash and cash equivalents	30,318	37,326	5,322
Cash and cash equivalents at beginning of year	61,754	24,428	19,106
Cash and cash equivalents at end of year	$92,072	$61,754	$24,428
Supplemental disclosures:
Loans and land transferred to other real estate owned	$10,764	$17,363	$9,120
Cash paid for interest on deposits	6,735	8,381	10,616
Cash paid for interest on borrowed funds	1,134	1,845	3,154
Cash paid for income taxes	550	1,075	460

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and its wholly-owned subsidiary, the Bank. The Bank has two active subsidiaries, CFS Holdings, Ltd., which was funded through a portion of the Bank’s investment securities and performs investment securities activities for the Bank, and WHCC, LLC, which began operations in 2011 as a land development subsidiary to hold other real estate owned land. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Flows

Cash and cash equivalents include cash, non-interest and interest-bearing deposits in other financial institutions with terms of less than 90 days, and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods. Net cash flows are reported for client loan and deposit transactions, interest-bearing deposits in other financial institutions, and federal funds sold.

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank (FRB) of $749,000 and $816,000 was required to be maintained in order to meet regulatory reserve and clearing requirements as of December 31, 2011 and 2010, respectively.

Effective July 2010, the Federal Deposit Insurance Corporation’s (FDIC) limit on deposit insurance increased permanently to $250,000 for interest-bearing deposit accounts. At December 31, 2011, the Company had approximately $58.8 million on deposit with the FRB and the Federal Home Loan Bank (FHLB) of Indianapolis which are not insured by the FDIC. At December 31, 2011, the Company did not have any interest-bearing accounts in other institutions that exceeded federally insured limits.

Investment Securities

Under Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification at the time of purchase. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on investment securities. Debt investment securities are classified as held-to-maturity and carried at amortized cost when the

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Company has the positive intent and the ability to hold the investment securities to maturity. Investment securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized. Investment in FHLB stock is carried at cost. The Company has no trading account investment securities.

Interest income includes amortization/accretion of purchase premiums or discounts. The amortized cost of debt investment securities is adjusted for amortization of premiums and accretion of discounts to maturity, or in the case of mortgage-related investment securities, over the estimated life of the investment security using the level-yield method. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

The Company evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10. In evaluating the possible impairment of investment securities, consideration is given to many factors including the length of time and the extent to which the fair value has been less than cost, whether the market decline was affected by macroeconomic conditions, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the investment securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the investment security and it is more likely than not that the Company will not be required to sell the investment security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the investment security or it is more likely than not the Company will be required to sell the investment security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income [loss] in shareholders’ equity) and not recognized in income until the investment security is ultimately sold. From time to time, management may dispose of an impaired investment security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

Loans

Loans that the Company has the ability and intent to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and portions charged-off. Interest income on loans is accrued on the active unpaid principal balance. Loans held for sale, if any, are carried at the lower of aggregate cost or estimated market value.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest income is generally not accrued on loans which are delinquent 90 days or more, or on loans which management believes, after giving consideration to a number of factors, including economic and business conditions and collection efforts, collection of interest is doubtful. In all cases, loans are placed on non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest subsequently received on such loans is accounted for by using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual status.

Commercial loans are generally placed on non-accrual once they become 90 days past due. Management reviews all current financial information of the borrower(s) and guarantor(s) and action plans to bring the loan current before determining if the loan should be placed on non-accrual. Management requires appropriate justification to maintain a commercial loan on accrual status once 90 days past due. Occasionally commercial loans are placed on non-accrual status before the loan becomes significantly past due if current information indicates that future repayment of principal and interest may be questionable.

Commercial loans are returned to accrual status only when the loan has been in compliance with its contractual terms for a minimum of six months. A detailed analysis of the borrower and any guarantor’s ability to service the loan is completed and must meet the Company’s underwriting standards and conform to Company policy before the loan can be returned to accrual status.

Retail loans are returned to accrual status primarily based on the payment status of the loan. A retail loan is automatically placed on non-accrual status immediately upon becoming 90 days past due. The loan remains on non-accrual status, with interest income recognized on a cash basis when a payment is made, until the loan is paid current. Once current, the loan is automatically returned to accrual status. If management identifies other information that indicates future repayment of the loan balance and interest may still be questionable, the loan may be moved to non-accrual status until management determines otherwise.

Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment of the related loan’s yield over the contractual life of the related loans. Remaining deferred loan fees and costs are reflected in interest income upon sale or repayment of the loan.

Allowance for Loan Losses

The Company maintains an allowance for loan losses at a level management believes is appropriate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses represents the Company’s estimate of probable incurred losses in the loan portfolio at each statement of condition date and is based on management’s review of currently available relevant information.

The first component of the allowance for loan losses contains allocations for probable incurred losses that management has identified relating to impaired loans pursuant to ASC 310-10, Receivables. The Company individually evaluates for impairment all loans classified substandard and over $750,000. Loans are generally considered impaired when they are 90 days past due or when, based on current information and events, it is probable that the borrower will not be able to fulfill their obligation according to the contractual terms of the loan agreement and the guarantors have failed to provide evidence that they are willing and able to fulfill the obligations under their personal guarantees. The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan. Both borrower and guarantor factors may be taken into consideration to assist in determining the level of any impairment. Any impairment loss for non-collateral-dependent loans is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. For a collateral-dependent loan, any impairment loss is generally the difference between the carrying value of the loan and the current appraisal value of the collateral securing the loan.

A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the liquidation of the underlying collateral or the cash flow from operations of the property and there are no other available and reliable sources of repayment. When current appraisals are not available, management estimates the fair value of the collateral using an appraisal-like methodology, giving consideration to several factors including the price at which individual unit(s) could be sold in the current market, the period of time over which the unit(s) would be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and current market interest rates. If management

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

determines a loan is collateral-dependent, any identified collateral shortfall is immediately charged-off against the allowance for loan losses. As such, each collateral-dependent impaired loan would not require a specific ASC 310-10 allowance as it would have already been charged-off.

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

Prior to the quarter ended December 31, 2010, the allowance was calculated using a static four-year historical net charge-off factor for each regulatory reporting loan category without segregation of purchased participation loans. At December 31, 2010, management determined that a rolling eight quarter loss history ending with the current quarter was more indicative of the current inherent losses in the loan portfolio at December 31, 2010 and more consistent with trends in the banking industry. In addition, the purchased participation loans were segregated as a separate loan category. These changes in the allowance methodology resulted in a reduction in the historical loss factor percentages applied to most of the directly originated loan portfolio categories and a larger historical loss factor percentage applied to the purchased participation portfolio. The net effect of these changes was a decrease in the provision and the allowance for loan losses at December 31, 2010 of $1.2 million. The effect of the change in the methodology on the provision for loan losses for the year ended December 31, 2011 from the year ended December 31, 2010 was deemed to be immaterial.

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

Other Real Estate Owned

Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, loans identified as in substance foreclosures, and properties identified as potential future branch sites for which construction has not begun within the regulatory guideline of three years.  A loan is classified as an in substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Other real estate owned is initially recorded at fair value less estimated selling costs, with any resulting writedown charged to the allowance for loan losses. Valuations are periodically performed by management, with any subsequent declines in estimated fair value charged to other real estate owned related expense.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Office Properties and Equipment

Land is carried at cost. Office properties and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 30 to 40 years. Furniture, fixtures, and equipment are depreciated using the straight-line method with useful lives ranging from two to 15 years. Leasehold improvements are amortized over the life of the lease.

Long-Term Assets

Office properties and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value with the loss recorded in other non-interest expense.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit issued to meet client’s financing needs. The face amount for these items represents the exposure to loss, before considering the client’s collateral or their ability to repay. These financial instruments are recorded when they are funded.

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

The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the Company’s tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the consolidated statement of financial condition. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to “temporary differences.” Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not more likely than not to be realized, a valuation allowance shall be established against such asset. Deferred tax assets are recognized for net operating losses that expire between 2018 and 2025 because the benefit is more likely than not to be realized.

Positions taken in the Company's tax returns may be subject to challenge by the taxing authorities upon examination. The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Differences between the Company's position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect its future income tax expense.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Employee Stock Ownership Plan

The Bank sponsors the CFS Bancorp, Inc. Employee Stock Ownership Plan (ESOP) which is accounted for in accordance with ASC 718-40, Compensation – Employee Stock Ownership Plans. Compensation expense was recognized on shares committed to be released from the Bank’s contributions and from shares released from dividends on unallocated shares using the current market price of these shares. All shares of Company common stock held by the ESOP have been allocated to participants. Effective following the close of business on December 31, 2010, the ESOP was merged into the Bank’s 401(k) Retirement Plan.

Earnings Per Share

Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the year. Restricted stock shares which have not vested, and shares held in Rabbi Trust accounts are not considered to be outstanding for purposes of calculating basic EPS. Diluted EPS is computed by dividing net income by the average number of common shares outstanding during the year and includes the dilutive effect of stock options, unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts pursuant to deferred compensation plans. The dilutive effect of these items is not considered when the Company is in a net loss position because it would be anti-dilutive. The dilutive common stock equivalents are computed based on the treasury stock method using the average market price for the year.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands except per share data)
Net income (loss)	$(10,474)	$3,460	$(543)
Weighted-average common shares:
Outstanding	10,684,133	10,635,939	10,574,623
Equivalents (1)	56,469	69,875	105,462
Total	10,740,602	10,705,814	10,680,085
Earnings (loss) per share:
Basic	$(.98)	$.33	$(.05)
Diluted	(.98)	.32	(.05)
Number of anti-dilutive stock options excluded from the diluted earnings (loss) per share calculation	548,794	673,940	866,302
Weighted-average exercise price of anti-dilutive option shares	$13.86	$13.39	$12.77
____________________

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on investment securities available-for-sale, which are also recognized as separate components of equity.

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. ASU 2011-02 clarifies the guidance in ASC 310-40 Receivables: Troubled Debt Restructurings by Creditors. Creditors are required to identify a restructuring as a troubled debt restructuring if the restructuring constitutes a concession and the debtor is experiencing financial difficulties. ASU 2011-02 clarifies guidance on whether a creditor has granted a concession and clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. In addition, ASU 2011-02 also precludes the creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring constitutes a troubled debt restructuring. The effective date of ASU 2011-02

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

for public entities was effective for the first interim or annual period beginning on or after June 15, 2011, and should have been applied retrospectively to the beginning of the annual period of adoption. If, as a result of adoption, an entity identifies newly impaired receivables, an entity should apply the amendments for purposes of measuring impairment prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company adopted the methodologies prescribed by this ASU on July 1, 2011 with no material impact on its financial condition, results of operation, and cash flows or on the total troubled debt restructurings (TDRs) identified by the Company.

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

In September 2011, the FASB issued ASU No. 2011-09, Compensation – Retirement Benefits – Multiemployer Plans. ASU 2011-09 requires companies who participate in multiemployer benefit plans to provide additional separate quantitative and qualitative disclosures for multiemployer pension plans and multiemployer other postretirement benefit plans. For companies that participate in multiemployer pension plans, the ASU requires detailed information including the plan name and identifying number, level of an employer’s participation including the amount of an employer’s contributions, the financial health of a multiemployer plan including an indication of the funded status, pending changes in funding plans and surcharges on the contributions to the plan, and the nature of the employer commitments to the plan. In addition, if public information is not available outside of the employer’s financial statements about the plan, the employer is required to make additional disclosures including a description of the nature of the plan benefits, a qualitative description of the extent to which the employer could be responsible for the obligations of the plan, and other quantitative information, if available, about the plan such as total assets, actuarial present value of accumulated plan benefits, and total contributions received by the plan. The ASU is effective for public companies for annual periods for fiscal years ending after December 15, 2011. The Company participates in a multiemployer pension plan and was required to include additional disclosures in this Annual Report on Form 10-K. See Note 9. Share-Based Compensation for the Company’s multiemployer pension plan disclosures.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In December 2011, the FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of In Substance Real Estate - A Scope Clarification. This ASU requires a parent (reporting entity) that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt to apply the guidance in Subtopic 360-20 to determine whether the reporting entity should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. Even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. This ASU should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. This ASU is effective for public companies for fiscal years and interim periods beginning on or after June 15, 2012. This ASU is not expected to have a significant impact on the Company’s financial condition, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet. ASU 2011-11 requires enhanced disclosures to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The objective of this ASU is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosures required would include both gross information and net information about both instruments and transactions eligible for offset in the statement of condition and instruments and transactions subject to an agreement similar to a master netting agreement. The ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure for all comparative periods presented. This ASU impacts disclosures only, and it will have no impact on the Company’s financial condition, results of operations, or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-12 effectively defers only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU 2011-05 are not affected by this ASU, which is effective for interim periods beginning after December 15, 2011. This ASU has no impact on the Company’s financial condition, results of operations, or cash flows.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

Fair Value of Assets and Liabilities

Fair values of assets and liabilities are estimated using relevant market information and other assumptions, as more fully disclosed in Note 14 below. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.    INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values are summarized as follows:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At December 31, 2011:
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,967	$447	$—	$15,414
Government sponsored entity (GSE) securities	46,800	46,967	1,415	—	48,382
Corporate bonds	5,420	5,022	9	(4)	5,027
Collateralized mortgage obligations	79,006	71,073	1,178	(1,367)	70,884
Commercial mortgage-backed securities	72,885	74,664	1,520	(66)	76,118
Pooled trust preferred securities	27,398	24,804	—	(6,249)	18,555
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$246,709	$237,497	$4,570	$(7,686)	$234,381

Held-to-maturity investment securities:
Asset backed securities	$8,201	$8,461	$285	$—	$8,746
Municipal securities	7,910	7,910	47	—	7,957
Total held-to-maturity investment securities	$16,111	$16,371	$332	$—	$16,703

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At December 31, 2010:
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,975	$3	$(159)	$14,819
Government sponsored entity (GSE) securities	30,800	30,717	421	(118)	31,020
Corporate bonds	4,000	3,629	—	(43)	3,586
Collateralized mortgage obligations	62,512	59,037	2,071	(353)	60,755
Commercial mortgage-backed securities	66,282	67,052	1,804	(158)	68,698
Pooled trust preferred securities	29,409	26,473	—	(8,348)	18,125
GSE preferred stock	5,837	—	98	—	98
Total available-for-sale investment securities	$213,840	$201,883	$4,397	$(9,179)	$197,101

Held-to-maturity investment securities:
Asset backed securities	$9,844	$10,261	$126	$(7)	$10,380
Municipal securities	6,940	6,940	106	—	7,046
Total held-to-maturity investment securities	$16,784	$17,201	$232	$(7)	$17,426

The Company’s investments in collateralized mortgage obligations consisted of $5.2 million and $13.5 million, respectively, of GSE issued investment securities and $65.7 million and $47.3 million, respectively, of non-agency (private issued) residential investment securities at December 31, 2011 and 2010.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment securities with unrealized losses at December 31, 2011 and 2010, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, are presented in the following tables.

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate bonds	$3,969	$(4)	$—	$—	$3,969	$(4)
Commercial mortgage obligations	34,504	(983)	3,428	(384)	37,932	(1,367)
Commercial mortgage-backed securities	89	(1)	4,154	(65)	4,243	(66)
Pooled trust preferred securities	—	—	18,555	(6,249)	18,555	(6,249)
	$38,562	$(988)	$26,137	$(6,698)	$64,699	$(7,686)

	December 31, 2010
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$11,905	$(159)	$—	$—	$11,905	$(159)
GSE securities	5,870	(118)	—	—	5,870	(118)
Corporate bonds	3,586	(43)	—	—	3,586	(43)
Collateralized mortgage obligations	8,538	(323)	1,204	(30)	9,742	(353)
Commercial mortgage-backed securities	10,255	(158)	—	—	10,255	(158)
Pooled trust preferred securities	—	—	18,125	(8,348)	18,125	(8,348)
Asset backed securities	10,380	(7)	—	—	10,380	(7)
	$50,534	$(808)	$19,329	$(8,378)	$69,863	$(9,186)

Management evaluates all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an OTTI exists pursuant to guidelines established in ASC 320-10, Investments – Debt and Equity Securities. Current accounting guidance generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the investment securities must assess whether the impairment is other-than-temporary.

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

At December 31, 2011, the Company’s pooled trust preferred investment securities consisted of Super Senior securities backed by senior securities issued mainly by bank and thrift holding companies. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the Super Senior tranches. In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as interest rates rise and as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity. The Company may, from time to time, dispose of an impaired security in response to asset/liability management decisions, regulatory considerations, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. The Company concluded that the unrealized losses that existed at December 31, 2011 did not constitute other-than-temporary impairments.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The amortized cost and fair value of investment securities at December 31, 2011, by contractual maturity, are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasury securities:
Due in one year or less	$3,001	$3,002
Due after one year through five years	11,966	12,412
GSE securities:
Due in one year or less	799	822
Due after one year through five years	46,168	47,560
Corporate bonds — Due after one year through five years	5,022	5,027
Collateralized mortgage obligations — Due after five years	71,073	70,884
Commercial mortgage-backed securities — Due after five years	74,664	76,118
Pooled trust preferred securities — Due after ten years	24,804	18,555
GSE preferred stock	—	1
	$237,497	$234,381

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Asset backed securities — Due after five years	$8,461	$8,746
Municipal securities:
Due in one year or less	2,970	2,994
Due after one year through five years	4,940	4,963
	$16,371	$16,703

The Company realized gross gains on the sale of available-for-sale investment securities totaling $1.7 million, $689,000, and $1.1 million during 2011, 2010, and 2009, respectively.

The carrying value of investment securities pledged as collateral to secure public deposits and for other purposes was $54.4 million and $47.9 million at December 31, 2011 and 2010, respectively. At December 31, 2011 and 2010, there were no holdings of investment securities of any one issuer, other than the U.S. Government, its agencies, and GSEs, in an amount greater than 10% of shareholders’ equity.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$85,160	$74,940
Commercial real estate:
Owner occupied	93,833	99,435
Non-owner occupied	188,293	191,998
Multifamily	71,876	72,080
Commercial construction and land development	22,045	24,310
Commercial participations	12,053	23,594
Total commercial loans	473,260	486,357
Retail loans:
One-to-four family residential	181,698	185,321
Home equity lines of credit	52,873	56,177
Retail construction	1,022	3,176
Other	2,771	2,122
Total retail loans	238,364	246,796
Total loans receivable	711,624	733,153
Net deferred loan fees	(398)	(569)
Total loans receivable, net of deferred fees	$711,226	$732,584

The Bank’s lending activities are exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographic areas and large extensions of credit to individual borrowers. The Bank’s loan portfolio consists of loans secured by real estate within its primary market area. At December 31, 2011 and 2010, loans representing 47.6% and 49.0%, respectively, of the Bank’s total loans receivable were secured by real estate located in the state of Indiana and 36.3% and 34.5%, respectively, were secured by real estate located in the state of Illinois. At December 31, 2011, the Bank also had a concentration of loans secured by office and/or warehouse buildings totaling $212.3 million or 29.8% of its total loan portfolio compared to $207.3 million or 28.3% of its total loan portfolio at December 31, 2010.

At December 31, 2011 and 2010, the Company had loans held for sale of $1.1 million and $0, respectively.

At December 31, 2011, the Company serviced for others $20.9 million of one-to-four family residential mortgages and $20.0 million of commercial participations sold. At December 31, 2010, the Company serviced for others $5.7 million of one-to-four family residential mortgages and $20.2 million of commercial participations sold.

4.    ALLOWANCE FOR LOAN LOSSES

The Company maintains an allowance for loan losses at a level management believes is appropriate to absorb credit losses inherent in the loan portfolio. The allowance for loan losses represents the Company’s estimate of probable incurred losses in the loan portfolio at each statement of condition date and is based on management’s review of available and relevant information as identified below.

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Commercial Real Estate – Owner Occupied, Non-Owner Occupied, and Multifamily

These types of commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent upon the cash flows from the successful operation of the property securing the loan or the cash flows from the owner occupied business conducted on the property securing the loan. A borrower’s business and/or the property securing the loan may be adversely affected by general business conditions, and fluctuations in the real estate markets or in the general economy, which if adverse, can negatively affect the borrower’s ability to repay the loan. The value and cash flow of the property can be influenced by changes in market rental rates, changes in interest rates or investors’ required rates of return, the condition of the property, zoning, or environmental issues. The properties securing the commercial real estate portfolio are diverse in terms of type and are generally located in the Chicagoland/Northwest Indiana market. Owner occupied loans are generally a borrower purchased building where the borrower occupies at least 50% of the space with the primary source of repayment dependent on sources other than the underlying collateral. Non-owner occupied and single tenant properties may have higher risk than owner occupied loans since the primary source of repayment is dependent upon the ability to lease out the collateral as well as the financial stability of the businesses occupying the collateral. Multifamily loans can also be impacted by vacancy/collection losses and tenant turnover due to generally shorter term leases or even month-to-month leases. Management monitors and evaluates commercial real estate loan portfolio concentrations based upon cash flow, collateral, geography, and risk grade criteria. As a general rule, management avoids financing single purpose projects unless other underwriting factors mitigate the credit risk to an acceptable level. The Company’s loan policy generally requires lower loan-to-value ratios against these types of properties.

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Retail Loans

The Company’s retail loans include one-to-four family residential mortgage loans, home equity loans and lines of credit, retail construction, and other consumer loans. Management has established a maximum loan-to-value ratio (LTV) of 80% for one-to-four family residential mortgages and home equity loans and lines of credit that are secured by a first or second mortgage on owner and non-owner occupied residences. Loan applications exceeding 80% LTV require private mortgage insurance from a mortgage insurance company deemed acceptable by management. Residential construction loans are underwritten to the same standards and generally require an end loan financing commitment either from the Company or another financial institution acceptable to the Company. Other consumer loans are generally small dollar auto and personal loans based on the credit score and income of the applicant. These loans are very homogeneous in nature and are rated in pools based on similar characteristics.

Activity in the allowance for loan losses for 2011 is as follows:

		Commercial Real Estate —
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total Loans Receivable
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of year	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179
Provision for loan losses	878	4,908	4,768	334	3,935	1,879	804	(453)	(4)	65	17,114
Loans charged-off:
Current year charge-offs	(936)	(3,440)	(3,349)	(315)	(2,943)	(1,474)	(648)	(423)	—	(107)	(13,635)
Previously established specific reserves	—	(433)	(4,433)	—	—	(3,497)	—	—	—	—	(8,363)
Total loans charged-off	(936)	(3,873)	(7,782)	(315)	(2,943)	(4,971)	(648)	(423)	—	(107)	(21,998)
Recoveries	15	4	43	1	18	—	9	9	—	30	129
Balance at end of year	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424

Ending allowance balance:
Individually evaluated for impairment	$—	$—	$718	$—	$—	$—	$—	$—	$—	$—	$718
Collectively evaluated for impairment	1,236	2,129	3,217	370	1,198	1,467	1,521	442	3	123	11,706
Total evaluated for impairment at end of year	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424

Loans receivable:
Individually evaluated for impairment	$2,479	$11,203	$25,518	$673	$2,781	$2,355	$—	$—	$—	$—	$45,009
Collectively evaluated for impairment	82,681	82,630	162,775	71,203	19,264	9,698	181,698	52,873	1,022	2,771	666,615
Balance at end of year	$85,160	$93,833	$188,293	$71,876	$22,045	$12,053	$181,698	$52,873	$1,022	$2,771	$711,624

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Activity in the allowance for loan losses for 2010 is as follows:

		Commercial Real Estate —
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total Loans Receivable
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of year	$867	$1,589	$6,584	$679	$892	$6,410	$1,727	$531	$117	$65	$19,461
Provision for loan losses	1,251	(418)	1,100	(261)	(785)	1,497	385	1,066	(110)	152	3,877
Loans charged-off:
Current year charge-offs	(848)	(82)	(797)	(85)	(1)	(1,076)	(773)	(310)	—	(111)	(4,083)
Previously established specific reserves	—	—	—	—	—	(2,302)	—	—	—	—	(2,302)
Total loans charged-off	(848)	(82)	(797)	(85)	(1)	(3,378)	(773)	(310)	—	(111)	(6,385)
Recoveries	9	1	19	17	82	30	17	22	—	29	226
Balance at end of year	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179

Ending allowance balance:
Individually evaluated for impairment	$—	$433	$4,492	$—	$—	$3,497	$—	$—	$—	$—	$8,422
Collectively evaluated for impairment	1,279	657	2,414	350	188	1,062	1,356	1,309	7	135	8,757
Total evaluated for impairment at end of year	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179

Loans receivable:
Individually evaluated for impairment	$3,692	$11,135	$21,218	$264	$9,183	$9,499	$—	$—	$—	$—	$54,991
Collectively evaluated for impairment	71,248	88,300	170,780	71,816	15,127	14,095	185,321	56,177	3,176	2,122	678,162
Balance at end of year	$74,940	$99,435	$191,998	$72,080	$24,310	$23,594	$185,321	$56,177	$3,176	$2,122	$733,153

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Activity in the allowance for loan losses is summarized as follows for the year ended December 31, 2009:

Year Ended December 31, 2009

(Dollars in thousands)
Balance at beginning of year	$15,558
Loans charged-off:
Current year charge-offs	(8,528)
Previously established specific reserves	(442)
Total loans charged-off	(8,970)
Recoveries of loans previously charged-off	285
Net loans charged-off	(8,685)
Provision for loan losses	12,588
Balance at end of year	$19,461

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

•
Pass. Loans that meet the conservative underwriting guidelines that include core credit attributes noted above as measured by the loan grading matrices at levels that are in excess of the minimum amounts required to adequately service the loans.

•
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

•
Special Mention. Loans that have a potential weakness that will be closely monitored by management. A credit graded special mention does not expose the Company to elevated risk that would warrant an adverse classification.

•
Substandard. Loans that are inadequately protected by the current net worth and paying capacity of the borrower, guarantor, or the collateral pledged. Loans classified as substandard have a well-defined weakness or weaknesses, characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.

•
Doubtful. Loans that have the same weaknesses as those classified as substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s loans receivable portfolio is summarized by risk category as follows:

	Risk Rating at December 31, 2011
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$76,554	$6,534	$1,476	$596	$—	$85,160
Commercial real estate:
Owner occupied	69,029	12,036	1,540	11,228	—	93,833
Non-owner occupied	147,678	9,219	7,347	24,049	—	188,293
Multifamily	65,920	3,119	2,331	506	—	71,876
Commercial construction and land development	16,412	805	1,450	3,378	—	22,045
Commercial participations	9,698	—	—	2,355	—	12,053
Total commercial loans	385,291	31,713	14,144	42,112	—	473,260
Retail loans:
One-to-four family residential	176,763	—	—	4,935	—	181,698
Home equity lines of credit	52,332	—	—	541	—	52,873
Retail construction	853	—	—	169	—	1,022
Other	2,771	—	—	—	—	2,771
Total retail loans	232,719	—	—	5,645	—	238,364
Total loans	$618,010	$31,713	$14,144	$47,757	$—	$711,624

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$610,129	$29,528	$11,670	$9,310	$—	$660,637
Delinquent:
30-59 days	6,082	1,285	93	1,445	—	8,905
60-89 days	1,799	900	2,381	4,372	—	9,452
90 days or more	—	—	—	32,630	—	32,630
Total loans	$618,010	$31,713	$14,144	$47,757	$—	$711,624

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Risk Rating at December 31, 2010
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$62,969	$3,908	$7,813	$228	$22	$74,940
Commercial real estate:
Owner occupied	65,768	20,239	4,310	9,118	—	99,435
Non-owner occupied	142,636	25,191	2,448	21,723	—	191,998
Multifamily	61,822	8,238	708	1,312	—	72,080
Commercial construction and land development	10,138	4,989	—	9,183	—	24,310
Commercial participations	14,095	—	—	9,499	—	23,594
Total commercial loans	357,428	62,565	15,279	51,063	22	486,357
Retail loans:
One-to-four family residential	181,991	—	107	3,223	—	185,321
Home equity lines of credit	55,688	—	—	489	—	56,177
Retail construction	2,973	—	—	203	—	3,176
Other	2,118	—	—	4	—	2,122
Total retail loans	242,770	—	107	3,919	—	246,796
Total loans	$600,198	$62,565	$15,386	$54,982	$22	$733,153

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$589,067	$61,449	$11,857	$13,770	$22	$676,165
Delinquent:
30-59 days	5,347	457	415	540	—	6,759
60-89 days	5,322	536	768	321	—	6,947
90 days or more	462	123	2,346	40,351	—	43,282
Total loans	$600,198	$62,565	$15,386	$54,982	$22	$733,153

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s loan portfolio delinquency status is summarized as follows:

	Delinquency at December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days And Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$615	$24	$88	$727	$84,433	$85,160	$—
Commercial real estate:
Owner occupied	551	297	10,362	11,210	82,623	93,833	—
Non-owner occupied	1,622	5,197	12,153	18,972	169,321	188,293	5
Multifamily	1,856	1,732	91	3,679	68,197	71,876	—
Commercial construction and land development	—	502	3,378	3,880	18,165	22,045	—
Commercial participations	—	—	2,355	2,355	9,698	12,053	—
Total commercial loans	4,644	7,752	28,427	40,823	432,437	473,260	5
Retail loans:
One-to-four family residential	3,890	1,501	3,743	9,134	172,564	181,698	—
Home equity lines of credit	371	199	291	861	52,012	52,873	—
Retail construction	—	—	169	169	853	1,022	—
Other	—	—	—	—	2,771	2,771	—
Total retail loans	4,261	1,700	4,203	10,164	228,200	238,364	—
Total loans receivable	$8,905	$9,452	$32,630	$50,987	$660,637	$711,624	$5

	Delinquency at December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Total Loans > 90 Days And Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$448	$664	$180	$1,292	$73,648	$74,940	$—
Commercial real estate:
Owner occupied	678	3,691	11,464	15,833	83,602	99,435	2,346
Non-owner occupied	361	216	9,081	9,658	182,340	191,998	123
Multifamily	656	—	436	1,092	70,988	72,080	—
Commercial construction and land development	—	536	9,023	9,559	14,751	24,310	—
Commercial participations	—	—	9,660	9,660	13,934	23,594	—
Total commercial loans	2,143	5,107	39,844	47,094	439,263	486,357	2,469
Retail loans:
One-to-four family residential	4,229	1,832	2,589	8,650	176,671	185,321	—
Home equity lines of credit	386	8	642	1,036	55,141	56,177	—
Retail construction	—	—	203	203	2,973	3,176	—
Other	1	—	4	5	2,117	2,122	—
Total retail loans	4,616	1,840	3,438	9,894	236,902	246,796	—
Total loans receivable	$6,759	$6,947	$43,282	$56,988	$676,165	$733,153	$2,469

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Non-accrual loans are summarized as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$596	$228
Commercial real estate:
Owner occupied	11,228	9,119
Non-owner occupied	22,294	21,512
Multifamily	91	1,071
Commercial construction and land development	3,378	9,183
Commercial participations	2,355	9,499
Total commercial loans	39,942	50,612
Retail loans:
One-to-four family residential	4,935	2,955
Home equity lines of credit	541	718
Retail construction	169	203
Other	—	4
Total retail loans	5,645	3,880
Total non-accrual loans	$45,587	$54,492

The Company’s impaired loans are summarized as follows with the majority of the interest income recognized on a cash basis at the time the payment is received:

	At December 31, 2011				Twelve Months Ended December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial and industrial	$2,479	$2,700	$216	$—	$3,577	$152
Commercial real estate:
Owner occupied	11,203	14,557	2,694	—	13,531	62
Non-owner occupied	22,280	34,130	10,553	—	33,189	282
Multifamily	673	673	—	—	677	36
Commercial construction and land development	2,781	2,781	—	—	2,781	—
Commercial participations	607	1,796	1,189	—	607	—
Retail	7,911	8,303	391	—	8,131	187
Total	$47,934	$64,940	$15,043	$—	$62,493	$719

Loans with a specific valuation allowance:
Commercial real estate – non-owner occupied	$4,986	$4,986	$—	$718	$5,034	$—

Total impaired loans:
Commercial	$45,009	$61,623	$14,652	$718	$59,396	$532
Retail	7,911	8,303	391	—	8,131	187
Total	$52,920	$69,926	$15,043	$718	$67,527	$719

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At December 31, 2010				Twelve Months Ended December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial and industrial	$3,692	$3,976	$1,506	$—	$4,738	$128
Commercial real estate:
Owner occupied	5,041	5,082	—	—	5,059	—
Non-owner occupied	6,664	6,834	140	—	6,695	144
Multifamily	264	264	—	—	268	4
Commercial construction and land development	9,183	11,498	2,314	—	9,313	—
Commercial participations	4,197	8,012	3,753	—	4,397	—
Retail	2,847	2,891	90	—	2,758	122
Total	$31,888	$38,557	$7,803	$—	$33,228	$398

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$2,798	$3,168	$—	$433	$2,900	$—
Non-owner occupied	17,850	18,311	—	4,492	18,066	—
Commercial participations	5,302	5,443	—	3,497	5,302	—
Total	$25,950	$26,922	$—	$8,422	$26,268	$—

Total impaired loans:
Commercial	$54,991	$62,588	$7,713	$8,422	$56,738	$276
Retail	2,847	2,891	90	—	2,758	122
Total	$57,838	$65,479	$7,803	$8,422	$59,496	$398

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a troubled debt restructuring (TDR). The Company may modify loans through rate reductions, short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrower’s operations. Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral. TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

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

When a loan is restructured, the new terms often require a reduced monthly debt service payment. For commercial loans, management completes an analysis of the operating entity’s ability to repay the debt. If the operating entity is capable of servicing the new debt service requirements and the underlying collateral value is believed to be sufficient to repay the debt in the event of a

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

future default, the new loan is generally placed on accrual status after a minimum period of six months performance under the restructured terms. During 2011, two commercial TDRs totaling $549,000 were returned to accrual status upon meeting the performance time period requirement. To date, there have been no commercial loans restructured and immediately placed on accrual status after the execution of the TDR.

For retail loans, an analysis of the individual’s ability to service the new required payments is performed. If the borrower is capable of servicing the newly restructured debt and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan is generally placed on accrual status. The reason for the TDR is also considered, such as paying past due real estate taxes or payments caused by a temporary job loss, when determining whether a retail TDR loan could be returned to accrual status. Retail TDRs remain on non-accrual status until sufficient payments have been made to bring the past due principal and interest current, at which point the loan would be transferred to accrual status.

Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring. As a result of adopting the provisions of ASU 2011-02, the Company reassessed all loan modifications that occurred since January 1, 2011 for identification as TDRs, resulting in one newly identified one-to-four family residential TDR totaling $33,000.

The following table summarizes the loans that have been restructured as TDRs during 2011:

	Year Ended December 31, 2011
	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	5	$1,160	$1,160
Commercial real estate:
Owner occupied	4	2,864	2,832
Non-owner occupied	1	107	114
Total commercial loans	10	4,131	4,106

Retail loans:
One-to-four family residential	15	1,513	1,706
Total loans	25	$5,644	$5,812

The following table sets forth the Company’s TDRs that had payment defaults during 2011. Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring. Of the total, a one-to-four family residential loan totaling $248,000 was subsequently foreclosed and is included in other real estate owned at December 31, 2011. Also, one commercial and industrial loan totaling $204,000 and a one-to-four family residential loan totaling $33,000 were fully charged-off.

	Count	Default Balance
	(Dollars in thousands)
Commercial loans:
Commercial real estate - owner occupied	1	$297

Retail loans:
One-to-four family residential	5	573
Total troubled debt restructuring defaults	6	$870

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The tables below summarize the Company’s TDRs by loan category and accrual status:

	December 31, 2011			December 31, 2010
	Accruing	Non-accruing	Total	Accruing	Non-accruing	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$2,167	$259	$2,426	$3,575	$—	$3,575
Commercial real estate:
Owner occupied	369	2,272	2,641	—	3,051	3,051
Non-owner occupied	3,814	11,095	14,909	3,296	19,234	22,530
Multifamily	259	—	259	264	—	264
Commercial construction and land development	—	—	—	—	2,012	2,012
Commercial participations	—	1,748	1,748	—	5,302	5,302
Total commercial	6,609	15,374	21,983	7,135	29,599	36,734

Retail loans:
One-to-four family residential	2,266	1,600	3,866	2,619	228	2,847
Total troubled debt restructurings	$8,875	$16,974	$25,849	$9,754	$29,827	$39,581

At December 31, 2011, $7.9 million TDRs were performing in accordance with their agreements and accruing. The Company’s TDRs which are performing in accordance with their agreements and on non-accrual status totaled $12.5 million at December 31, 2011.

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. Of the various concessions noted, management predominantly utilizes rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure.

The following tables set forth the Company’s TDRs by portfolio segment to quantify the type of modification or concession provided:

	December 31, 2011
		Commercial Real Estate					Total
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Commercial Participations	One-to-four Family Residential
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$—	$—	$805	$805
Payment extension	2,426	2,297	2,210	—	—	948	7,881
Rate reduction and payment extension	—	—	542	259	—	1,858	2,659
Rate reduction and interest only	—	—	9,054	—	—	255	9,309
Payment extension and interest only	—	297	—	—	—	—	297
Forbearance	—	—	3,103	—	1,748	—	4,851
Rate reduction, payment extension, interest only, and forbearance	—	47	—	—	—	—	47
Total troubled debt restructurings	$2,426	$2,641	$14,909	$259	$1,748	$3,866	$25,849

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2010
		Commercial Real Estate						Total
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$—	$—	$—	$396	$396
Payment extension	3,575	3,051	2,113	—	—	—	1,043	9,782
Rate reduction and payment extension	—	—	566	264	—	—	1,408	2,238
Rate reduction and interest only	—	—	12,955	—	—	—	—	12,955
Forbearance	—	—	6,896	—	2,012	5,302	—	14,210
Total troubled debt restructurings	$3,575	$3,051	$22,530	$264	$2,012	$5,302	$2,847	$39,581

At December 31, 2011, TDRs decreased $13.7 million to $25.8 million from $39.6 million at December 31, 2010. The 2011 activity related to the Company’s TDRs is presented in the following table:

Year Ended December 31, 2011
(Dollars in thousands)
Beginning balance	$39,581
Restructured loans identified as TDRs	5,644
Protective advances and miscellaneous	369
Repayments and payoffs	(3,638)
Charge-offs	(13,781)
Transfers to other real estate owned	(2,326)
Ending balance	$25,849

5.    OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

		December 31,
	Estimated Useful Lives	2011	2010
		(Dollars in thousands)
Land	—	$3,588	$3,588
Land for future banking centers	—	—	1,507
Buildings	30-40 years	22,398	22,422
Leasehold improvements	2-5 years	1,156	1,129
Furniture and equipment	2-15 years	13,220	13,050
Construction in progress	—	77	484
		40,439	42,180
Less: accumulated depreciation and amortization		22,900	21,716
		$17,539	$20,464

Depreciation expense charged to operations for the years ended 2011, 2010, and 2009, was $1.5 million, $1.6 million, and $1.6 million, respectively. The land for future banking centers was transferred to other real estate owned in 2011 at fair value with a writedown of $396,000 recorded in other real estate owned related expense. During 2011, the Company wrote-off $413,000 of construction in progress costs related to future banking center locations it no longer intends to utilize.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    DEPOSITS

The following table is a summary of the Company’s deposits and weighted-average cost of deposits at December 31, 2011 and 2010.

	December 31,
	2011		2010
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$96,321	9.9%	$90,315	9.5%
Interest-bearing	175,150	17.9	149,948	15.9
Money market accounts	192,593	19.7	177,566	18.8
Savings accounts	133,292	13.6	121,504	12.8
Core deposits	597,356	61.1	539,333	57.0
Certificate of deposit accounts:
12 months or less	271,434	27.8	310,525	32.9
13 – 24 months	67,875	6.9	40,895	4.3
25 – 36 months	20,205	2.1	32,033	3.4
37 – 48 months	14,272	1.5	8,972.9
49 – 60 months	5,283.5		13,441	1.4
Over 60 months	999.1		685.1
Total certificates of deposit	380,068	38.9	406,551	43.0
Total deposits	$977,424	100.0%	$945,884	100.0%
Weighted-average cost of deposits	.65%		.92%

The aggregate amount of certificates of deposit in denominations of $100,000 or more was $123.4 million and $134.6 million at December 31, 2011 and 2010, respectively. The aggregate amount of certificates of deposit in denominations of $250,000 or more was $19.2 million and $24.0 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, the Company had Indiana municipal deposits totaling $44.9 million. The State of Indiana required at least 50% collateralization of these deposits at December 31, 2011, either by pledging investment securities owned by the Company or by obtaining an FHLB irrevocable letter of credit. At December 31, 2011, the Company had a letter of credit totaling $35.0 million to collateralize these deposits. Subsequent to December 31, 2011, the State of Indiana required 100% collateralization, and the Company's letter of credit increased to $45.0 million.

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest-bearing checking accounts	$404	$259	$346
Money market accounts	835	1,086	1,133
Savings accounts	280	349	399
Certificate of deposit accounts	5,217	6,680	8,569
	$6,736	$8,374	$10,447

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    BORROWED FUNDS

Borrowed funds are summarized as follows:

	December 31,
	2011		2010
	Amount	Weighted-Average Contractual Rate	Amount	Weighted-Average Contractual Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2011	$—	—%	$15,000	3.75%
2013	15,000	2.22	15,000	2.22
2014 (1)	1,069	6.71	1,096	6.71
2015	15,000	1.42	—	—
2018 (1)	2,439	5.54	2,513	5.54
2019 (1)	6,358	6.29	6,589	6.30
Total FHLB advances	39,866	2.89	40,198	3.79
Short-term variable-rate borrowed funds – Repo Sweep accounts	14,334.20		13,352.50
Total borrowed funds	$54,200	2.18%	$53,550	2.97%
____________________

(1)	These are amortizing advances and are listed by their contractual final maturity date.

Required principal payments of FHLB of Indianapolis advances are as follows:

(Dollars in thousands)
Year Ended December 31:
2012	$356
2013	15,381
2014	1,380
2015	15,400
2016	428
Thereafter	6,921
$39,866

Pursuant to collateral agreements, FHLB of Indianapolis advances are secured by the following assets:

Description of Collateral	Amount Pledged
(Dollars in thousands)
FHLB of Indianapolis stock	$6,188
Loans secured by residential first mortgage loans	163,689
Loans secured by commercial first mortgage loans	92,683
$262,560

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Repo Sweeps are treated as financings; the obligation to repurchase investment securities sold is reflected as short-term borrowed funds. The investment securities underlying these Repo Sweeps continue to be reflected as assets of the Company in the consolidated statements of financial condition. The average amount of Repo Sweeps outstanding during the years ended December 31, 2011 and 2010 was $15.0 million and $14.7 million, respectively, and the weighted-average rate paid was .38% and .50%, respectively. The maximum amount of Repo Sweeps outstanding during the years ended December 31, 2011 and 2010 was $19.6 million and $19.5 million, respectively.

Interest expense on borrowed funds totaled $1.1 million, $1.8 million, and $3.3 million for the years ended December 31, 2011, 2010, and 2009, respectively.

During the third quarter of 2011, the Bank entered into a new $15.0 million four-year, fixed-rate FHLB advance which was taken for interest rate risk purposes.

At December 31, 2011 and 2010, the Bank has a line of credit with a large commercial bank with a maximum of $15.0 million in secured overnight federal funds availability at the federal funds market rate at the time of any borrowing. This line was not utilized during 2011 or 2010.

The Bank also has a borrowing relationship with the FRB discount window. This line was not utilized during 2011. At December 31, 2010, the Bank did not have an outstanding balance with the FRB. During the year ended December 31, 2010, the average amount borrowed from the FRB was $191,000 and the weighted-average rate paid was .50%. During the year ended December 31, 2010, the maximum amount borrowed from the FRB was $8.6 million.

Pursuant to the Company’s informal regulatory agreement with the Office of the Comptroller of the Currency (OCC), formerly the OTS), the parent company is prohibited from incurring or issuing any debt, increasing any current lines of credit, or guaranteeing the debt of any entity, without approval from the OCC.

8. EMPLOYEE BENEFIT PLANS

401(k) Retirement Plan – The Bank’s 401(k) Retirement Plan allows employees to make pre-tax or after tax contributions to the plan, subject to certain limitations. All employees who have attained at least 21 years of age are eligible to participate in this Plan after three months of employment.

The Bank matches 100% of the employees’ contribution on the first 1% of the employees’ compensation, and 50% of the employees’ contribution on the next 5% of the employees’ compensation. The Company, at its discretion, may make additional contributions to the plan. Employees’ contributions vest immediately while the Bank’s matching contributions vest 100% after two years of service. Plan expense for the years ended December 31, 2011, 2010, and 2009 was $426,000, $411,000, and $422,000, respectively.

Employee Stock Ownership Plan – The CFS Bancorp, Inc. ESOP is a qualified benefit plan under Internal Revenue Service guidelines. It covers all full-time employees who have attained at least 21 years of age and completed one year of service. Upon formation in 1998, the ESOP borrowed $14.3 million from the Company and purchased 1,428,300 shares of common stock.

During 2009, the Bank made a $1.2 million contribution to fully repay the ESOP loan, and the remaining 83,519 shares were allocated to the participants. Compensation expense related to the Company’s ESOP was $235,000 for the year ended December 31, 2009.   At December 31, 2009, all shares of Company common stock held by the ESOP were allocated to participants. Effective following the close of business on December 31, 2010, the ESOP was merged with and into the Bank’s 401(k) Retirement Plan.

Defined Benefit Pension Plan – The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Plan), an industry-wide, tax-qualified defined-benefit pension plan. The Pentegra Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra Plan operates as a multiemployer plan for accounting purposes and as a multiple employer plan under the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra Plan.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra Plan, contributions made by a participating employer may be used to provide benefits to participants of other participating employers. If the Company chooses to stop participating in the Pentegra Plan, it may be required to pay an amount based on the underfunded status of the Pentegra Plan which is referred to as a withdrawal liability.

The Company froze the benefits in the Pentegra Plan effective March 1, 2003. Full-time employees of the Company who had attained at least 21 years of age and completed one year of service were eligible to participate in the Pentegra Plan. In addition, employees who would have been eligible after March 1, 2003 are not eligible to participate. No further benefits will accrue subsequent to the freeze, and the freeze does not reduce the benefits accrued up to the date of the freeze.

Calculations to determine full-funding status are made annually by the third-party plan administrator as of June 30. At June 30, 2011 and 2010, the funding target, which is defined as the market value of plan assets divided by the plan liabilities, of the Company’s portion of the Pentegra Plan was 80.9% and 87.2%, respectively, funded.

Total contributions by all employer participants in the Pentegra Plan, as reported on Form 5500, totaled $203.6 million and $133.9 million, respectively, for the plan years ended June 30, 2010 and 2009. The Company’s contributions to the Pentegra Plan totaled $604,825 and $115,284, respectively, for the years ended December 31, 2011 and 2010 and do not represent more than 5% of the total contributions made by all employer participants in the Pentegra Plan. Given the current interest rate environment, the lower asset valuations, and other factors impacting the operations of the Pentegra Plan, it is likely that our future funding obligations will increase. Pension expense for the years ended December 31, 2011, 2010, and 2009 was $302,000, $115,000, and $93,000, respectively.

9.    SHARE-BASED COMPENSATION

The Company accounts for its share-based compensation in accordance with ASC 718-10, Compensation – Stock Based Compensation. ASC 718-10 addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. ASC 718-10 requires all share-based payments to be recognized as expense, based upon their fair values, in the consolidated financial statements over the requisite service period of the awards.

Omnibus Equity Incentive Plan – The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock. In addition, there were 64,500 shares that had not yet been issued or were forfeited, canceled, or unexercised at the end of the option term under the 2003 Stock Option Plan when it was frozen. These shares and any other shares that may be forfeited, canceled, or expired are available for any type of stock-based awards in the future under the Equity Incentive Plan. At December 31, 2011, 166,818 shares were available for future grants under the Equity Incentive Plan.

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

Restricted Stock – During 2011, the Compensation Committee granted additional service- and performance-based awards under the Equity Incentive Plan. A total of 54,915 shares of restricted stock were granted to officers and key employees of the Company, of which 12,375 were shares of service-based and 42,540 were shares of performance-based awards. The weighted-average fair market value of the restricted stock awards granted during 2011 was $5.62 per share based on the fair market value on the grant dates and totaled $309,000. The 2011 service-based awards vest 33%, 33%, and 34% on May 1, 2013, 2014, and 2015, respectively, and the 2011 performance-based awards, if earned, will vest in the same manner.

The expense for the restricted stock awards is being recorded over their service period which is 50 months from the date of grant. The Company estimates the impact of forfeitures based on its historical experience with previously granted restricted stock and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted. The Company estimates the probable outcome of achieving its performance target related to the performance-based awards and revises the related expense accordingly. The Company reissued treasury shares to satisfy the restricted stock awards.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the restricted stock activity for the year ended December 31, 2011.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2010	188,027	$4.98
Granted	54,915	5.62
Vested	(30,160)	7.90
Forfeited	(37,143)	3.61
Unvested at December 31, 2011	175,639	$4.97

The compensation expense related to restricted stock for the years ended December 31, 2011, 2010, and 2009 totaled $306,000, $222,000, and $192,000, respectively. At December 31, 2011, the remaining unamortized cost of the restricted stock awards is reflected as a reduction in additional paid-in capital and totaled $873,000. This cost is expected to be recognized over a weighted-average period of 2.5 years.

Subsequent to December 31, 2011, 41,142 shares of performance-based restricted stock granted during 2011 were deemed unearned, and therefore, deemed forfeited by the Compensation Committee due to the Company not meeting its performance targets for the year ended December 31, 2011.

On February 27, 2012, the Compensation Committee and Chief Executive Officer, under authority delegated by the Compensation Committee, granted awards under the Equity Incentive Plan. A total of 46,277 shares of restricted stock were granted to officers and key employees of the Company. The grants included 38,531 shares of restricted stock as performance-based awards. These awards are subject to the achievement of diluted earnings per share targets of the Company for the year ended December 31, 2012. The grants also included 7,746 shares of restricted stock as service-based awards. Both the earned performance-based awards, if any, and the service-based awards will vest as follows:

Date	Cumulative Percent Vested
May 1, 2014	33%
May 1, 2015	66
May 1, 2016	100

Stock Options – The Company has two stock option plans (1998 Stock Option Plan and 2003 Stock Option Plan) under which shares of Company common stock were reserved for the grant of both incentive and non-qualified stock options to directors, officers, and employees. These plans were frozen in conjunction with the approval of the Equity Incentive Plan such that no new awards will be made under either of these plans. The stock option vesting periods and exercise and expiration dates were determined by the Compensation Committee of the Board of Directors at the time of the grant. The exercise price of the stock options is equal to the fair market value of the common stock on the grant date. All of the Company’s options under these plans are fully vested.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the activity related to options under the Company’s stock option plans for the year ended December 31, 2011.

	2011
	Number of Options	Weighted-Average Exercise Price
Outstanding at December 31, 2010	650,995	$13.44
Granted	—	—
Exercised	—	—
Forfeited	(2,000)	14.24
Expired unexercised	(133,000)	11.26
Outstanding at December 31, 2011	515,995	$14.01

At December 31, 2011, all of the Company’s outstanding stock options were out-of-the-money and the weighted-average contractual life of the outstanding stock options was 2.0 years. There were no stock options granted during 2011, 2010, or 2009. There were no options exercised during 2011, 2010, and 2009. The Company reissues treasury shares to satisfy option exercises.

On January 3, 2012, the Compensation Committee granted, under the Equity Incentive Plan, 20,000 non-qualified options to purchase shares of the Company’s common stock at an exercise price of $4.40 per share, the closing price of the Company’s common stock on that date, to its President and Chief Executive Officer, Daryl D. Pomranke. The options vest ratably over four years on each anniversary date of the award.

10.  INCOME TAXES

Income tax expense (benefit) was allocated as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income (loss) from operations	$945	$707	$(2,262)
Shareholders’ equity for compensation expense for tax purposes in excess of amounts recognized for financial reporting purposes	—	—	(233)
	$945	$707	$(2,495)

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$—	$183	$(670)
State	—	—	—
Deferred tax expense (benefit):
Federal	(3,440)	474	(1,414)
State	(1,922)	50	(178)
Change in valuation allowance	6,307	—	—
	$945	$707	$(2,262)

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of the differences between the federal income tax expense (benefit) recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income tax expense (benefit) at statutory rate (34%)	$(3,240)	$1,417	$(954)
Increase (decrease) from:
State taxes, net	(559)	(46)	(118)
Bank-owned life insurance	(276)	(304)	(742)
Low-income housing tax credits	(308)	(331)	(364)
Municipal bond interest	(46)	(53)	(71)
Change in federal deferred tax asset valuation allowance	5,296	—	—
Other	78	24	(13)
Tax expense (benefit)	$945	$707	$(2,262)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$4,855	$6,320
Specific reserves on other real estate owned	2,363	1,217
Deferred compensation	209	175
Deferred loan fees	184	246
Depreciation/amortization	523	461
Net operating loss carryforwards	6,323	1,399
Alternative minimum tax carryforwards	1,928	1,914
General business tax credits	3,630	3,322
Other-than-temporary impairments on investment securities available-for-sale	78	1,683
Other	1,672	616
	21,765	17,353
Deferred tax liabilities:
FHLB stock dividends	278	859
Other	184	403
	462	1,262
Net deferred tax assets before valuation allowance and adjustments	21,303	16,091
Valuation allowance	(6,307)	—
Tax effect of adjustment related to unrealized depreciation on investment securities available-for-sale	1,277	1,832
Total net deferred tax assets including adjustments	$16,273	$17,923
The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning the Company’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes current positive earnings trends, the existence of taxes paid in available carryback years, and the probability that taxable income will be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. The tax planning strategies the Company considered in its deferred tax asset analysis include, but are not limited to, the sale/leaseback of its owned office properties, the sale of its municipal securities with reinvestment of the proceeds in taxable securities, and the liquidation of the CFS Holdings, Inc. portfolio with reinvestment at the Bank to generate additional state taxable income.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

At December 31, 2011, based on the results of its regular assessment of the ability to realize its deferred tax assets, the Company concluded that, based on all available evidence, both positive and negative, approximately $6.3 million of its deferred tax assets did not meet the “more likely than not” threshold for realization. Of the $6.3 million valuation allowance recorded in 2011, $5.3 million was related to federal deferred tax assets and $1.0 million was related to state deferred tax assets. Although realization of the remaining net deferred tax assets of $16.3 million is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced.

Prior to 1988, the Bank qualified as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts, which differed from the provision for such losses charged to income. Retained earnings at December 31, 2011 and 2010 included approximately $12.5 million, for which no provision for income taxes has been made. If in the future this portion of retained earnings is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable rates. The unrecorded deferred tax liability at December 31, 2011 and 2010 would have been approximately $4.9 million.

At December 31, 2011, the Company had federal and state net operating losses of $11.4 million and $42.7 million, respectively, which are being carried forward to reduce future taxable income. The federal carryforward expires in 2031 and the state carryforwards expire between 2019 and 2026. At December 31, 2011, the Company had approximately $1.9 million of alternative minimum tax credits with no expiration date that are available to offset future federal income tax expense. At December 31, 2011, the Company also had approximately $3.6 million of low-income housing tax credits available to offset future federal income tax expense. These credits expire between 2022 and 2030.

11.  SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

In March 2008, the Company announced a share repurchase plan for up to an additional 530,000 shares. During 2008, the Company purchased a total of 81,388 shares at an average cost of $14.39 per share. Under the Company’s informal regulatory agreement, the Company is prohibited from repurchasing shares without prior approval from the FRB. As such, the Company did not repurchase any of its common stock during 2011 or 2010. Total shares available for repurchase under this plan remain at 448,612 at December 31, 2011.

OCC regulations impose limitations upon all capital distributions by a savings institution if the institution would not be “well- capitalized” after the distributions. Capital distributions include cash dividends, payments to repurchase or otherwise acquire its own stock, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The regulations provide that an institution must submit an application to the OCC to receive approval of the capital distributions if the institution (i) is not eligible for expedited treatment; or (ii) for which its total amount of capital distributions for the applicable calendar year exceeds its net income for that year to date plus its retained income for the preceding two years; or (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation, or agreement between the institution and the OCC by performing the capital distribution. Under any other circumstances, the institution would be required to provide a written notice to the OCC prior to the capital distribution. Based on its retained income for the preceding two years and under the terms of the Bank’s informal regulatory agreement with the OCC, the Bank is currently restricted from making any capital distributions without prior written approval from the OCC.

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the below table of the total risk-based, tangible, and core capital, as defined in the regulations. The Bank met all capital adequacy requirements to which it is subject as of December 31, 2011 and 2010.

At December 31, 2011, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the OCC. The total amount of deferred tax assets not included for regulatory capital purposes was $8.6 million and $11.9 million, respectively, at December 31, 2011 and 2010. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, management considers a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, tax planning strategies, and OCC limitations. Using all information available to management at each statement of condition date, these factors are reviewed and can and do vary from period to period.

The current regulatory capital requirements and the actual capital levels of the Bank at December 31, 2011 and 2010 are provided below. There are no conditions or events since December 31, 2011 that management believes have changed the Bank’s category. At December 31, 2011, the Bank’s adjusted total assets were $1.1 billion and its risk-weighted assets were $829.2 million.

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011:
Tangible capital to adjusted total assets	$94,502	8.26%	$17,151	>=	1.5%	$22,868	>=	2.0%
Tier 1 (core) capital to adjusted total assets	94,502	8.26	45,737	>=	4.0	57,171	>=	5.0
Tier 1 (core) capital to risk-weighted assets	94,502	11.40	33,168	>=	4.0	49,752	>=	6.0
Total capital to risk-weighted assets	104,892	12.65	66,336	>=	8.0	82,920	>=	10.0

As of December 31, 2010:
Tangible capital to adjusted total assets	$101,144	9.07%	$16,719	>=	1.5%	$22,292	>=	2.0%
Tier 1 (core) capital to adjusted total assets	101,144	9.07	44,583	>=	4.0	55,729	>=	5.0
Tier 1 (core) capital to risk-weighted assets	101,144	12.26	33,005	>=	4.0	49,508	>=	6.0
Total capital to risk-weighted assets	109,869	13.32	66,011	>=	8.0	82,514	>=	10.0

12.  COMMITMENTS AND CONTINGENCIES

The Bank is party to various financial instruments with off-balance-sheet risk in the normal course of business. These instruments include commitments to extend credit, letters of credit, and credit enhancements. These financial instruments carry varying degrees of credit and interest-rate risk in excess of amounts recorded in the consolidated financial statements. The contractual amounts of credit-related financial instruments, such as commitments to extend credit, letters of credit, and credit enhancements, represent the amounts of potential loss should the contract be fully drawn upon, the customer default, or the value of any existing collateral become worthless.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31,
	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$1,017	$3,351	$1,971	$11,297
Commercial real estate:
Owner occupied	6,393	—	2,764	880
Non-owner occupied	1,011	—	1,965	—
Multifamily	2,755	—	1,571	360
Commercial construction and land development	—	856	—	1,024
Commercial participations	48	—	48	—
Retail	3,005	1,215	1,962	750
Commitments to fund unused:
Equity lines of credit	24	39,929	32	40,881
Commercial business lines	4,000	48,399	128	33,475
Construction loans	2,783	2,279	2,255	775
Credit enhancements	15,860	—	21,411	—
Letters of credit	—	3,313	—	4,849

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. The fixed-rate loan commitments have interest rates ranging from 3.25% to 6.75%. Letters of credit expire at various times through 2013, and credit enhancements expire at various times through 2018.

The Bank also has commitments to fund community investments through investments in limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act. These commitments include $384,000 to be funded over three years. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above. See additional disclosures below in Note 13. Variable Interest Entities.

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

The letters of credit and credit enhancements provided by the Bank are considered financial guarantees under ASC 460-10, Guarantees, and were carried at a fair value of $126,000 and $157,000 in the aggregate as of December 31, 2011 and 2010, respectively.

At December 31, 2011, the Bank was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2029. Many of these leases contain renewal options, and certain leases provide options to purchase the leased property during or at the expiration of the lease period at specific prices. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2011, have initial or remaining noncancelable lease terms in excess of one year at the date indicated.

Year Ended December 31:	(Dollars in thousands)
2012	$407
2013	394
2014	214
2015	136
2016	136
Thereafter	1,877
$3,164

Rental expense charged to operations in 2011, 2010, and 2009, totaled $375,000, $434,000, and $557,000, respectively, including amounts paid under short-term cancelable leases.

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

13.  VARIABLE INTEREST ENTITIES

The Company has investments in nine low-income housing tax credit limited partnerships and one limited liability partnership for the development of shopping centers, for-sale housing, and the restoration of historic properties in low- and moderate-income areas. Although these partnerships generate operating losses, the Company realizes a return on its investment through reductions in income tax expense that result from tax credits and the deductibility of the entities’ operating losses. These investments were acquired at various times between 1996 and 2004 and are accounted for under the equity method. These entities are considered variable interest entities in accordance with ASC 810-10, Consolidations. Since the Company is not considered the primary beneficiary of these entities, it is not required to consolidate these investments. The Company’s exposure is limited to its current recorded investment of $1.1 million plus $384,000 that the Company is obligated to pay over the next three years but has not yet funded.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

14.  FAIR VALUE OF ASSETS AND LIABILITIES

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

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$15,414	$—	$15,414	$—
GSE securities	48,382	—	48,382	—
Corporate bonds	5,027	—	5,027	—
Collateralized mortgage obligations	70,884	—	70,884	—
Commercial mortgage-backed securities	76,118	—	76,118	—
Pooled trust preferred securities	18,555	—	—	18,555
GSE preferred stock	1	1	—	—

		Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$14,819	$—	$14,819	$—
GSE securities	31,020	—	31,020	—
Mortgage-backed securities	3,586	—	3,586	—
Collateralized mortgage obligations	60,755	—	60,755	—
Commercial mortgage-backed securities	68,698	—	68,698	—
Pooled trust preferred securities	18,125	—	—	18,125
GSE preferred stock	98	98	—	—

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Management validates the market values against fair market curves and other available pricing sources. Bloomberg pricing is used to compare the reasonableness of the third-party pricing service prices for U.S. Treasury securities and government sponsored entity (GSE) bonds. For all securities, the Company’s Corporate Investment Officer, who is in the market on a regular basis, monitors the market and is familiar with where similar securities are trading and where specific bonds in specific sectors should be priced. All monthly output from the third-party provider is reviewed against expectations as to pricing based on fair market curves, ratings, coupon, structure, and recent trade reports or offerings. Based on management’s review of the methodology and summary of inputs used, management has concluded these assets are properly classified as Level 2 assets.

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

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities. The markets for these securities and for similar securities at December 31, 2011 were illiquid. There have been a limited number of observable transactions in the secondary market; however, a new issue market does not exist. Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

For its Level 3 pricing model, the Company uses externally produced fair values provided by a third party and compares them to other external pricing sources. Other external sources provided similar prices, both higher and lower, than those used by the Company. The external model uses observed prices from limited transactions on similar securities to estimate fair values.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	2011	2010
	(Dollars in thousands)
Beginning balance	$18,125	$20,012
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	2,099	(1,267)
Principal repayments	(1,669)	(620)
Ending balance	$18,555	$18,125

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables set forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the dates indicated.

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$17,180	$—	$—	$17,180
Other real estate owned	2,462	—	—	2,462

		Fair Value Measurements at December 31, 2010
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans	$15,258	$—	$—	$15,258
Other real estate owned	4,837	—	—	4,837

Loans for which it is probable that the Company will not collect all principal and interest due according to contractual terms are measured for impairment. Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans. If the impaired loan is identified as collateral-dependent, then the fair value method of measuring the amount of impairment is utilized.

The Company generally obtains and reviews annual appraisals for collateral-dependent loans. Management had previously discounted older appraisals based on estimated changes in market values, but ceased utilizing this technique in early 2009 due to the continued softness in the real estate markets. For purchased participation loans, management is dependent upon the lead bank to order and provide appraisals, which occasionally are broker’s opinions.
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

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis. Certain impaired loans were partially charged-off or re-evaluated during 2011. These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors. The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $12.1 million and $4.1 million, respectively, for the years ended December 31, 2011 and 2010. These losses are not recorded directly as adjustments to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses. These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The fair value of the Company’s other real estate owned is determined using Level 3 inputs which include current and prior appraisals and estimated costs to sell. The reduction in fair value of other real estate owned was $2.8 million and $762,000, respectively, for the years ended December 31, 2011 and 2010. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

The Company has the option to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) according to ASC 825-10, Financial Instruments. The Company is not currently engaged in any hedging activities and, as a result, did not elect to measure any financial instruments at fair value under ASC 825-10.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate their value, is summarized below. The aggregate fair value amounts presented do not represent the underlying value of the Company.

The carrying amounts and fair values of financial instruments consist of the following:

	December 31,
	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$92,072	$92,072	$61,754	$61,754
Investment securities, available-for-sale	234,381	234,381	197,101	197,101
Investment securities, held-to-maturity	16,371	16,703	17,201	17,426
Federal Home Loan Bank stock	6,188	6,188	20,282	20,282
Loans receivable, including loans held for sale, net of allowance for loan losses	699,926	704,111	715,405	718,556
Interest receivable	3,011	3,011	3,162	3,162
Total financial assets	$1,051,949	$1,056,466	$1,014,905	$1,018,281

Financial Liabilities:
Deposits	$977,424	$979,483	$945,884	$948,804
Borrowed funds	54,200	57,241	53,550	55,572
Interest payable	90	90	106	106
Total financial liabilities	$1,031,714	$1,036,814	$999,540	$1,004,482

The carrying amount is the estimated fair value for cash and cash equivalents and accrued interest receivable and payable. the fair value of investment securities are based on quotes received from a third-party pricing source and discounted cash flow analysis models. The fair value of FHLB stock is based on its redemption value. The fair values for loans receivable are estimated using discounted cash flow analyses. Cash flows are adjusted for estimated prepayments where appropriate and are discounted using interest rates currently being offered for loans with similar terms and collateral to borrowers of similar credit quality.

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.  OTHER COMPREHENSIVE INCOME (LOSS)

The related income tax effect and reclassification adjustments to the components of other comprehensive income (loss) for the periods indicated are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Unrealized holding (gains) losses arising during the period:
Unrealized net gains (losses)	$3,381	$(358)	$(1,309)
Related income tax (expense) benefit	(1,257)	173	557
Net unrealized gains (losses)	2,124	(185)	(752)
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	1,715	689	1,092
Related income tax expense	(615)	(238)	(393)
Net realized gains	1,100	451	699
Change in other comprehensive income (loss)	$1,024	$(636)	$(1,451)

Accumulated other comprehensive income (loss) consists solely of net unrealized gains and losses on investments securities, net of tax.

16.  RELATED PARTY DISCLOSURES

In compliance with applicable banking regulations, the Company may extend credit to certain officers and directors of the Company and its subsidiaries in the ordinary course of business under substantially the same terms as comparable third-party lending arrangements. The Company had loans and commitments to extend credit to directors and executive officers of $821,000 and $1.5 million at December 31, 2011 and 2010. The Company’s related party loans decreased primarily due to the retirement of the Company’s former Chairman of the Board and Chief Executive Officer on December 30, 2011. Partially offsetting this decrease was the origination of a one-to-four family residential mortgage loan to an executive officer during 2011.

In conjunction with the above mentioned retirement, the Company recorded $1.4 million of severance and retirement compensation expense which will be paid in monthly installments of $100,000 beginning in January 2012 and ending in January 2013 as well as a $75,000 payment made in January 2012 to defray the cost of medical and certain other expenses.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

17.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following are the condensed financial statements of CFS Bancorp, Inc., the parent company, as of December 31, 2011 and 2010 and for the three years ended December 31, 2011 and should be read in conjunction with the other Notes to Consolidated Financial Statements.

Condensed Statements of Condition

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Cash on hand and in banks	$2,444	$3,357
Investment securities available-for-sale	1	4
Investment in subsidiary	102,059	110,994
Other assets	183	62
Total assets	$104,687	$114,417

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued taxes and other liabilities	$1,439	$1,489
Total shareholders’ equity	103,248	112,928
Total liabilities and shareholders’ equity	$104,687	$114,417

Condensed Statements of Operations

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Dividend income from subsidiary	$—	$—	$—
Interest income	5	9	22
Non-interest expense	(847)	(1,302)	(1,430)
Net loss before income tax benefit and equity in undistributed earnings (loss) of subsidiary	(842)	(1,293)	(1,408)
Income tax benefit	329	475	518
Net loss before equity in undistributed earnings (loss) of subsidiary	(513)	(818)	(890)
Equity in undistributed earnings (loss) of subsidiary	(9,961)	4,278	347
Net income (loss)	$(10,474)	$3,460	$(543)

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Operating activities:
Net income (loss)	$(10,474)	$3,460	$(543)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in undistributed (earnings) loss of subsidiary	9,961	(4,278)	(347)
(Increase) decrease in other assets	(121)	646	2,282
Increase (decrease) in other liabilities	158	212	(495)
Net cash provided by (used for) operating activities	(476)	40	897
Investing activities:
Principal payment on loan	—	—	1,153
Capital contribution to subsidiary	—	—	(1,750)
Net cash used for investing activities	—	—	(597)
Financing activities:
Net distributions of Rabbi Trust shares	—	—	544
Dividends paid on common stock	(437)	(436)	(758)
Net cash used for financing activities	(437)	(436)	(214)
Increase (decrease) in cash and cash equivalents	(913)	(396)	86
Cash and cash equivalents at beginning of year	3,357	3,753	3,667
Cash and cash equivalents at end of year	$2,444	$3,357	$3,753

18. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following reflects the consolidated results of operations on a quarterly basis:

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
Interest income	$11,009	$11,216	$10,745	$10,734
Interest expense	2,156	2,033	1,896	1,768
Net interest income	8,853	9,183	8,849	8,966
Provision for loan losses	903	996	2,673	12,542
Net interest income (loss) after provision for loan losses	7,950	8,187	6,176	(3,576)
Non-interest income	2,455	4,542	3,320	2,534
Non-interest expense	9,967	11,071	9,186	10,893
Income (loss) before income tax expense (benefit)	438	1,658	310	(11,935)
Income tax expense (benefit)	(34)	425	(84)	638
Net income (loss)	$472	$1,233	$394	$(12,573)

Basic earnings (loss) per share	$.04	$.12	$.04	$(1.17)
Diluted earnings (loss) per share	.04	.11	.04	(1.17)
Dividends declared per common share	.01	.01	.01	.01

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
Interest income	$12,015	$11,912	$11,465	$11,378
Interest expense	2,572	2,583	2,579	2,453
Net interest income	9,443	9,329	8,886	8,925
Provision for loan losses	1,710	817	525	825
Net interest income after provision for loan losses	7,733	8,512	8,361	8,100
Non-interest income	2,541	2,243	2,127	2,325
Non-interest expense	9,467	9,596	9,437	9,275
Income before income tax expense	807	1,159	1,051	1,150
Income tax expense	109	178	188	232
Net income	$698	$981	$863	$918

Basic earnings per share	$.07	$.09	$.08	$.09
Diluted earnings per share	.07	.09	.08	.09
Dividends declared per common share	.01	.01	.01	.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference to the sections of the Registrant’s proxy statement for its 2012 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2011 (Proxy Statement), titled Proposal 1 — Election of Directors, Director Nominees and Directors Continuing in Office, Other Board Members Continuing in Office, Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, and Audit Committee. Information related to the Company’s Code of Conduct and Ethics is incorporated by reference from the Proxy Statement under the heading Corporate Governance Guidelines and Code of Conduct and Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the sections of the Registrant’s Proxy Statement titled Executive Compensation (including Compensation Discussion and Analysis), Director Compensation, Compensation Committee Interlocks and Insider Participation, and Report of the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required herein by Item 403 of Regulation S-K is incorporated by reference to the section of the Registrant’s Proxy Statement titled Beneficial Ownership of Common Stock by Certain Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), under which equity securities of the Company are authorized for issuance at December 31, 2011.

Plan Category	Number of Shares to Be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options		Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	691,634	(1)	$14.01	(2)	166,818	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	691,634		$14.01		166,818
____________________

(1)	This amount includes 515,995 shares issuable upon the exercise of outstanding stock options and 175,639 shares of restricted stock that have been issued but not yet earned or vested.

(2)	Only outstanding stock options are included in this price. The outstanding restricted shares are not included in the weighted-average exercise price because these shares do not have an exercise price.

(3)	This amount represents the total number of shares available for issuance in the future pursuant to stock options and other stock-based awards under the 2008 Omnibus Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

(3)	The following exhibits are filed as part of this Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	Employment Agreement entered into between Citizens Financial Bank and Thomas F. Prisby (4)
10.2*	Employment Agreement entered into between CFS Bancorp, Inc. and Thomas F. Prisby (4)
10.3*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (5)
10.4*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (5)
10.5*	CFS Bancorp, Inc. 2003 Stock Option Plan (6)
10.6*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (7)
10.7*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (7)
10.8*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (8)
10.9*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank, and Daryl D. Pomranke (9)
10.10*	CFS Bancorp, Inc. 2010 Performance-based Cash Incentive Compensation Program (10)
10.11*	CFS Bancorp, Inc. 2009 Service Retention Program Agreement (11)
10.12*	Form of Indemnification Agreement, dated June 15, 2009, by and between CFS Bancorp, Inc. and each of Gene Diamond and Frank D. Lester (12)
10.13	Indemnification Agreement, dated June 15, 2009, by and between CFS Bancorp, Inc. and Lawrence T. Toombs (12)
10.14*	Amendment to the Employment Agreement between Citizens Financial Bank and Thomas F. Prisby (9)
10.15*	Amendment to the Employment Agreement between CFS Bancorp, Inc. and Thomas F. Prisby (9)
10.16*	Change in Control Agreement between Citizens Financial Bank and Dale S. Clapp (9)
10.17*	Change in Control Agreement between Citizens Financial Bank and Daniel J. Zimmer (9)
10.18*	CFS Bancorp, Inc. and Citizens Financial Bank Compensation Clawback Policy (13)
10.19*	2010 Long-Term Cash Award Agreement between CFS Bancorp, Inc. and Thomas F. Prisby (10)
10.20*	Separation Agreement between CFS Bancorp, Inc., Citizens Financial Bank, and Charles V. Cole (14)
10.21*	Change in Control Agreement between CFS Bancorp, Inc., Citizens Financial Bank, and Jerry A. Weberling (14)
10.22*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank, and Jerry A. Weberling (15)
10.23*	Retirement Agreement by and among CFS Bancorp, Inc., Citizens Financial Bank, and Thomas F. Prisby (16)
10.24*	Form of Non-qualified Stock Option Award Agreement
10.25*	Form of Service-based Restricted Stock Award Agreement
10.26*	Form of Performance-based Restricted Stock Award Agreement
21.1	Subsidiaries of CFS Bancorp, Inc.
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications

(1)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 25, 2005.

(2)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on December 17, 2010.

(3)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.

(4)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 filed with the SEC on May 5, 2008.

(5)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 23, 2001.

(6)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003.

(7)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

(8)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 17, 2008.

(9)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on December 30, 2009.

(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on April 28, 2010.

(11)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 4, 2009.

(12)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on June 19, 2009.

(13)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011.

(14)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on July 28, 2010.

(15)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on February 23, 2011.

(16)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on December 19, 2011.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date:	March 6, 2012	By:	/s/ DARYL D. POMRANKE
DARYL D. POMRANKE
President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Daryl D. Pomranke and Jerry A. Weberling, and each of them, the true and lawful attorney-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place, and stead of the undersigned, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully as to all intents and purposes as each of the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ DARYL D. POMRANKE	President and Chief Executive Officer	March 6, 2012
DARYL D. POMRANKE	(principal executive officer)

/s/ JERRY A. WEBERLING	Executive Vice President and Chief Financial Officer	March 6, 2012
JERRY A. WEBERLING	(principal financial and accounting officer)

/s/ ROBERT R. ROSS	Chairman of the Board	March 6, 2012
ROBERT R. ROSS

/s/ GREGORY W. BLAINE	Director	March 6, 2012
GREGORY W. BLAINE

/s/ GENE DIAMOND	Director	March 6, 2012
GENE DIAMOND

/s/ JOHN W. PALMER	Director	March 6, 2012
JOHN W. PALMER

/s/ JOYCE M. SIMON	Director	March 6, 2012
JOYCE M. SIMON