Form 10-Q
period 2012-03-31
CFS BANCORP INC
filed 2012-05-15
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number: 000-24611

CFS Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-2042093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

707 Ridge Road, Munster, Indiana	46321
(Address of principal executive offices)	(Zip code)

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

The Registrant had 10,874,978 shares of Common Stock issued and outstanding as of April 30, 2012.

CFS BANCORP, INC.
Form 10-Q

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$23,429	$32,982
Interest-bearing deposits	89,718	59,090
Cash and cash equivalents	113,147	92,072
Investment securities available-for-sale, at fair value	239,247	234,381
Investment securities held-to-maturity, at cost	15,911	16,371
Federal Home Loan Bank stock, at cost	6,188	6,188
Loans receivable	706,938	711,226
Allowance for loan losses	(11,768)	(12,424)
Net loans	695,170	698,802
Loans held for sale	1,198	1,124
Bank-owned life insurance	36,273	36,275
Accrued interest receivable	2,841	3,011
Other real estate owned	19,429	19,091
Office properties and equipment	16,466	17,539
Net deferred tax assets	16,621	16,273
Other assets	8,051	7,823
Total assets	$1,170,542	$1,148,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$1,004,441	$977,424
Borrowed funds	51,935	54,200
Advance payments by borrowers for taxes and insurance	4,550	4,275
Other liabilities	6,281	9,803
Total liabilities	1,067,207	1,045,702

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,877,788 and 10,874,668 shares outstanding	234	234
Additional paid-in capital	186,995	187,030
Retained earnings	73,066	72,683
Treasury stock, at cost; 12,545,518 and 12,548,638 shares	(154,735)	(154,773)
Accumulated other comprehensive loss, net of tax	(2,225)	(1,926)
Total shareholders’ equity	103,335	103,248
Total liabilities and shareholders’ equity	$1,170,542	$1,148,950

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$8,386	$8,811
Investment securities	2,130	2,045
Other interest-earning assets	93	157
Total interest income	10,609	11,013
Interest expense:
Deposits	1,390	1,894
Borrowed funds	296	262
Total interest expense	1,686	2,156
Net interest income	8,923	8,857
Provision for loan losses	1,050	903
Net interest income after provision for loan losses	7,873	7,954
Non-interest income:
Service charges and other fees	1,018	1,076
Card-based fees	533	475
Commission income	57	45
Net gain (loss) on sale of:
Investment securities	418	519
Loans held for sale	167	32
Other real estate owned	(47)	(5)
Income from bank-owned life insurance	540	206
Other income	138	103
Total non-interest income	2,824	2,451
Non-interest expense:
Compensation and employee benefits	4,713	5,239
Net occupancy expense	708	765
FDIC insurance premiums and regulatory assessments	488	653
Furniture and equipment expense	457	463
Data processing	438	442
Marketing	404	187
Professional fees	253	388
Other real estate owned related expense, net	618	592
Loan collection expense	118	120
Severance and early retirement expense	876	—
Other general and administrative expenses	1,134	1,118
Total non-interest expense	10,207	9,967
Income before income tax benefit	490	438
Income tax benefit	—	(34)
Net income	$490	$472
Per share data:
Basic earnings per share	.05	.04
Diluted earnings per share	.05	.04
Cash dividends declared per share	.01	.01
Weighted-average common and common share equivalents outstanding:
Basic	10,697,892	10,650,743
Diluted	10,746,398	10,706,677

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(Dollars in thousands)
Net income	$490	$472
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	(318)	1,250
Related income tax (expense) benefit	286	(449)
Net unrealized gains (losses)	(32)	801
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	418	519
Related income tax expense	(151)	(189)
Net realized gains	267	330
Other comprehensive income (loss)	(299)	471
Comprehensive income	$191	$943

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(Unaudited) (Dollars in thousands)
Balance at January 1, 2011	$234	$187,164	$83,592	$(155,112)	$(2,950)	$112,928
Net income	—	—	472	—	—	472
Other comprehensive income	—	—	—	—	471	471
Forfeiture of restricted stock awards	—	437	2	(437)	—	2
Grants of restricted stock awards	—	(672)	—	672	—	—
Dividends declared on common stock ($.01 per share)	—	—	(109)	—	—	(109)
Balance at March 31, 2011	$234	$186,929	$83,957	$(154,877)	$(2,479)	$113,764

Balance at January 1, 2012	$234	$187,030	$72,683	$(154,773)	$(1,926)	$103,248
Net income	—	—	490	—	—	490
Other comprehensive loss	—	—	—	—	(299)	(299)
Forfeiture of restricted stock awards	—	552	2	(552)	—	2
Grants of restricted stock awards	—	(587)	—	590	—	3
Dividends declared on common stock ($.01 per share)	—	—	(109)	—	—	(109)
Balance at March 31, 2012	$234	$186,995	$73,066	$(154,735)	$(2,225)	$103,335

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$490	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,050	903
Depreciation and amortization	396	380
Net discount accretion on investment securities available-for-sale	(303)	(83)
Net premium amortization on investment securities held-to-maturity	33	40
Net (gain) loss on sale of:
Loans held for sale	(167)	(32)
Investment securities	(418)	(519)
Other real estate owned	47	5
Properties and equipment	(8)	—
Writedowns on other real estate owned	485	21
Writedowns on transfer of future branch sites to other real estate owned	—	396
Writedown on construction in process	—	106
Deferred income tax expense	2	515
Proceeds from sale of loans held for sale	9,445	1,231
Origination of loans held for sale	(9,285)	(899)
Increase in cash surrender value of bank-owned life insurance	(540)	(206)
Decrease (increase) in other assets	84	(4,477)
Decrease in other liabilities	(3,532)	(125)
Net cash flows used in operating activities	(2,221)	(2,272)
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	13,458	6,405
Other real estate owned	674	402
Properties and equipment	26	—
Proceeds from maturities and pay downs of:
Investment securities, available-for-sale	11,053	21,086
Investment securities, held-to-maturity	427	397
Purchases of:
Investment securities, available-for-sale	(29,394)	(68,070)
Properties and equipment	(300)	(43)
Redemption of Federal Home Loan Bank stock	—	10,000
Net change in loans receivable	1,909	6,537
Proceeds from bank-owned life insurance	542	—
Net cash flows used in investing activities	(1,605)	(23,286)
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	27,000	34,606
Advance payments by borrowers for taxes and insurance	275	167
Short-term borrowed funds	(2,211)	2,158
Repayments of Federal Home Loan Bank advances	(54)	(15,050)
Dividends paid on common stock	(109)	(109)
Net cash flows provided by financing activities	24,901	21,772
Increase (decrease) in cash and cash equivalents	21,075	(3,786)
Cash and cash equivalents at beginning of period	92,072	61,754
Cash and cash equivalents at end of period	$113,147	$57,968
CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2012	2011
	(Unaudited) (Dollars in thousands)
Supplemental disclosures:
Loans and land transferred to other real estate owned	$1,544	$1,672
Cash paid for interest on deposits	1,395	1,890
Cash paid for interest on borrowed funds	297	289
Cash paid for income taxes	—	—

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.  The March 31, 2012 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)

Net income	$490	$472
Weighted-average common shares:
Outstanding	10,697,892	10,650,743
Equivalents (1)	48,506	55,934
Total	10,746,398	10,706,677
Earnings per share:
Basic	$.05	$.04
Diluted	.05	.04
Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	451,995	647,995
Weighted-average exercise price of anti-dilutive option shares	$14.06	$13.46

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

3.	Investment Securities

The amortized cost of investment securities and their fair values are as follows for the periods indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At March 31, 2012:
Available-for-sale investment securities:
U.S. Treasury securities	$17,500	$17,467	$399	$(1)	$17,865
Government sponsored entity (GSE) securities	44,800	44,947	1,280	—	46,227
Corporate bonds	5,420	5,046	89	—	5,135
Collateralized mortgage obligations	94,712	84,521	2,267	(707)	86,081
Commercial mortgage-backed securities	61,654	62,464	1,600	—	64,064
Asset backed securities	4,811	4,407	8	(9)	4,406
Pooled trust preferred securities	26,730	24,247	—	(8,780)	15,467
GSE preferred stock	200	—	2	—	2
Total available-for-sale investment securities	$255,827	$243,099	$5,645	$(9,497)	$239,247

Held-to-maturity investment securities:
Asset backed securities	$7,775	$8,001	$259	$—	$8,260
Municipal securities	7,910	7,910	50	—	7,960
Total held-to-maturity investment securities	$15,685	$15,911	$309	$—	$16,220

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At December 31, 2011:
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,967	$447	$—	$15,414
Government sponsored entity (GSE) securities	46,800	46,967	1,415	—	48,382
Corporate bonds	5,420	5,022	9	(4)	5,027
Collateralized mortgage obligations	79,006	71,073	1,178	(1,367)	70,884
Commercial mortgage-backed securities	72,885	74,664	1,520	(66)	76,118
Pooled trust preferred securities	27,398	24,804	—	(6,249)	18,555
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$246,709	$237,497	$4,570	$(7,686)	$234,381

Held-to-maturity investment securities:
Asset backed securities	$8,201	$8,461	$285	$—	$8,746
Municipal securities	7,910	7,910	47	—	7,957
Total held-to-maturity investment securities	$16,111	$16,371	$332	$—	$16,703

The Company’s investments in residential collateralized mortgage obligations consisted of $4.9 million and $5.2 million, respectively, of GSE issued investment securities and $81.2 million and $65.7 million, respectively, of non-agency (private issued) residential investment securities at March 31, 2012 and December 31, 2011, respectively.

Investment securities with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated.

	March 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$5,498	$(1)	$—	$—	$5,498	$(1)
Collateralized mortgage obligations	25,910	(619)	5,235	(88)	31,145	(707)
Commercial mortgage-backed securities	75	—	—	—	75	—
Asset backed securities	—	—	33	(9)	33	(9)
Pooled trust preferred securities	—	—	15,467	(8,780)	15,467	(8,780)
	$31,483	$(620)	$20,735	$(8,877)	$52,218	$(9,497)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate bonds	$3,969	$(4)	$—	$—	$3,969	$(4)
Collateralized mortgage obligations	34,504	(983)	3,428	(384)	37,932	(1,367)
Commercial mortgage-backed securities	89	(1)	4,154	(65)	4,243	(66)
Pooled trust preferred securities	—	—	18,555	(6,249)	18,555	(6,249)
	$38,562	$(988)	$26,137	$(6,698)	$64,699	$(7,686)

We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in the Financial Accounting Standards Board Accounting Standards Codification (ASC) 320-10, Investments - Debt and Equity Securities.  Current accounting guidance generally provides that if a marketable security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the investment securities must assess whether the impairment is other-than-temporary.

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

At March 31, 2012, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity.  We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at March 31, 2012 did not constitute other-than-temporary impairments.

The amortized cost and fair value of investment securities at March 31, 2012, by contractual maturity, are shown in the following tables.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasury securities:
Due in one year or less	$5,499	$5,498
Due after one year through five years	11,968	12,367
GSE securities:
Due in one year or less	799	814
Due after one year through five years	44,148	45,413
Corporate bonds — Due after one year through five years	5,046	5,135
Collateralized mortgage obligations — Due after five years	84,521	86,081
Commercial mortgage-backed securities — Due after five years	62,464	64,064
Asset backed securities — Due after five years	4,407	4,406
Pooled trust preferred securities — Due after ten years	24,247	15,467
GSE preferred stock	—	2
	$243,099	$239,247

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Asset backed securities — Due after five years	$8,001	$8,260
Municipal securities:
Due in one year or less	2,970	2,987
Due after one year through five years	4,940	4,973
	$15,911	$16,220

The Company realized gross gains on the sale of available-for-sale investment securities totaling $418,000 and $519,000, respectively, for the three months ended March 31, 2012 and 2011.

The carrying value of investment securities pledged as collateral to secure public deposits and for other purposes at March 31, 2012 and December 31, 2011 was $53.8 million and $54.4 million, respectively.  Other than the U.S. Government, its agencies, and GSEs, there were no other holdings of investment securities of any one issuer in an amount greater than 10% of shareholders’ equity.

4.   Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$86,807	$85,160
Commercial real estate:
Owner occupied	95,110	93,833
Non-owner occupied	185,070	188,293
Multifamily	75,864	71,876
Commercial construction and land development	22,691	22,045
Commercial participations	7,089	12,053
Total commercial loans	472,631	473,260
Retail loans:
One-to-four family residential	179,980	181,698
Home equity lines of credit	50,496	52,873
Retail construction	1,282	1,022
Other	2,942	2,771
Total retail loans	234,700	238,364
Total loans receivable	707,331	711,624
Net deferred loan fees	(393)	(398)
Total loans receivable, net of deferred loan fees	$706,938	$711,226

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

Loan losses for all portfolio segments are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the repayment capacity of the borrower based on an evaluation of available and projected cash resources and collateral value, while recoveries of amounts previously charged-off are credited to the allowance.  The Company assesses the appropriateness of the allowance for loan losses on a quarterly basis and adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level deemed appropriate by management.  The evaluation of the appropriateness of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from management’s estimates, an additional provision for loan losses could be required which could adversely affect earnings or the Company’s financial position in future periods.

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

Commercial Real Estate – Owner Occupied, Non-Owner Occupied, and Multifamily

These types of commercial real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent upon the cash flows from the successful operation of the property securing the loan or the cash flows from the owner occupied business conducted on the property securing the loan.  A borrower’s business and/or the property securing the loan may be adversely affected by business conditions generally, and fluctuations in the real estate markets or in the general economy, which if adverse, can negatively affect the borrowers’ ability to repay the loan.  The value and cash flow of the property can be influenced by changes in market rental rates, changes in interest rates or investors’ required rates of return, the condition of the property, zoning, or environmental issues.  The properties securing the commercial real estate portfolio are diverse in terms of type and are generally located in the Chicagoland/Northwest Indiana market.  Owner occupied loans are generally a borrower purchased building where the borrower occupies at least 51% of the space with the primary source of repayment dependent on sources other than the underlying collateral.  Non-owner occupied and single tenant properties may have higher risk than owner occupied loans since the primary source of repayment is dependent upon the ability to lease out the collateral as well as the financial stability of the businesses occupying the collateral.  Multifamily loans can also be impacted by vacancy/collection losses and tenant turnover due to generally shorter term leases or even month-to-month leases.  Management monitors and evaluates commercial real estate loan portfolio concentrations based upon cash flow, collateral, geography, and risk grade criteria.  As a general rule, management avoids financing single purpose projects unless other underwriting factors mitigate the credit risk to an acceptable level.  The Company’s loan policy generally requires lower loan-to-value ratios against these types of properties.

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

Commercial Participation Loans

Participation loans generally have larger principal balances, portions of which are sold to multiple participant banks in order to spread credit risk.  The collateral securing these loans is often real estate and is often located outside of the Company’s geographic footprint.  Loans outside of the Company’s geographical footprint pose additional risk due to the lack of knowledge of general economic conditions where the project is located along with various project specific risks regarding buyer demand and project specific risks regarding project competition risks.  The participant banks are required to underwrite these credits utilizing their own internal analysis techniques and their own credit standards.  However, the participant banks are reliant upon the information about the borrowers and the collateral provided by the lead bank.  These loans carry higher levels of risk due to the participant banks being dependent on the lead bank for monitoring and managing the credit relationship, including the workout and/or foreclosure process should the borrower default.

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

The following table presents the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011.

		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Three months ended March 31, 2012
Balance, at beginning of quarter	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424
Provision for loan losses	(67)	67	818	608	115	(516)	44	(17)	1	(3)	1,050
Loans charged-off:
Current year charge-offs	(119)	—	(361)	(378)	—	—	(114)	(52)	—	(17)	(1,041)
Previously established specific reserves	—	—	(718)	—	—	—	—	—	—	—	(718)
Total loans charged-off	(119)	—	(1,079)	(378)	—	—	(114)	(52)	—	(17)	(1,759)
Recoveries	13	—	23	—	—	—	8	1	—	8	53
Balance, at end of quarter	$1,063	$2,196	$3,697	$600	$1,313	$951	$1,459	$374	$4	$111	$11,768

Three months ended March 31, 2011
Balance, at beginning of quarter	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179
Provision for loan losses	(13)	(78)	(197)	315	(30)	863	(11)	65	2	(13)	903
Loans charged-off:
Current year charge-offs	—	—	—	(204)	(4)	(703)	(23)	(52)	—	(28)	(1,014)
Previously established specific reserves	—	—	—	—	—	—	—	—	—	—	—
Total loans charged-off	—	—	—	(204)	(4)	(703)	(23)	(52)	—	(28)	(1,014)
Recoveries	2	—	8	—	—	—	1	5	—	11	27
Balance, at end of quarter	$1,268	$1,012	$6,717	$461	$154	$4,719	$1,323	$1,327	$9	$105	$17,095

The following tables provide other information regarding the allowance for loan and lease losses and balances by portfolio segment and impairment method at the dates indicated.

	At March 31, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,063	2,196	3,697	600	1,313	951	1,459	374	4	111	11,768
Total evaluated for impairment	$1,063	$2,196	$3,697	$600	$1,313	$951	$1,459	$374	$4	$111	$11,768

Loans receivable:
Individually evaluated for impairment	$1,694	$11,546	$24,562	$2,021	$2,781	$2,082	$—	$—	$—	$—	$44,686
Collectively evaluated for impairment	85,113	83,564	160,508	73,843	19,910	5,007	179,980	50,496	1,282	2,942	662,645
Total loans receivable	$86,807	$95,110	$185,070	$75,864	$22,691	$7,089	$179,980	$50,496	$1,282	$2,942	$707,331

	At December 31, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$718	$—	$—	$—	$—	$—	$—	$—	$718
Collectively evaluated for impairment	1,236	2,129	3,217	370	1,198	1,467	1,521	442	3	123	11,706
Total evaluated for impairment	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424

Loans receivable:
Individually evaluated for impairment	$2,479	$11,203	$25,518	$673	$2,781	$2,355	$—	$—	$—	$—	$45,009
Collectively evaluated for impairment	82,681	82,630	162,775	71,203	19,264	9,698	181,698	52,873	1,022	2,771	666,615
Total loans receivable	$85,160	$93,833	$188,293	$71,876	$22,045	$12,053	$181,698	$52,873	$1,022	$2,771	$711,624

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

The Company’s loans receivable portfolio is summarized by risk rating category as follows:

	Risk Rating at March 31, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$72,926	$11,702	$1,635	$544	$—	$86,807
Commercial real estate:
Owner occupied	71,384	10,631	1,532	11,563	—	95,110
Non-owner occupied	146,037	9,356	6,901	22,776	—	185,070
Multifamily	70,539	2,872	600	1,853	—	75,864
Commercial construction and land development	17,070	793	1,450	3,378	—	22,691
Commercial participations	4,400	—	—	2,689	—	7,089
Total commercial loans	382,356	35,354	12,118	42,803	—	472,631

Retail loans:
One-to-four family residential	174,875	—	—	5,105	—	179,980
Home equity lines of credit	50,082	—	—	414	—	50,496
Retail construction	1,113	—	—	169	—	1,282
Other	2,942	—	—	—	—	2,942
Total retail loans	229,012	—	—	5,688	—	234,700
Total loans	$611,368	$35,354	$12,118	$48,491	$—	$707,331

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$605,105	$32,006	$10,168	$9,274	$—	$656,553
Delinquent:
30-59 days	5,142	2,651	1,646	281	—	9,720
60-89 days	1,121	697	223	1,284	—	3,325
90 days or more	—	—	81	37,652	—	37,733
Total loans	$611,368	$35,354	$12,118	$48,491	$—	$707,331

	Risk Rating at December 31, 2011
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$76,554	$6,534	$1,476	$596	$—	$85,160
Commercial real estate:
Owner occupied	69,029	12,036	1,540	11,228	—	93,833
Non-owner occupied	147,678	9,219	7,347	24,049	—	188,293
Multifamily	65,920	3,119	2,331	506	—	71,876
Commercial construction and land development	16,412	805	1,450	3,378	—	22,045
Commercial participations	9,698	—	—	2,355	—	12,053
Total commercial loans	385,291	31,713	14,144	42,112	—	473,260

Retail loans:
One-to-four family residential	176,763	—	—	4,935	—	181,698
Home equity lines of credit	52,332	—	—	541	—	52,873
Retail construction	853	—	—	169	—	1,022
Other	2,771	—	—	—	—	2,771
Total retail loans	232,719	—	—	5,645	—	238,364
Total loans	$618,010	$31,713	$14,144	$47,757	$—	$711,624

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$610,129	$29,528	$11,670	$9,310	$—	$660,637
Delinquent:
30-59 days	6,082	1,285	93	1,445	—	8,905
60-89 days	1,799	900	2,381	4,372	—	9,452
90 days or more	—	—	—	32,630	—	32,630
Total loans	$618,010	$31,713	$14,144	$47,757	$—	$711,624

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

Commercial loans are generally placed on non-accrual once they become 90 days past due.  Management reviews all current financial information of the borrower and guarantor(s) and action plans to bring the loan current before determining if the loan should be placed on non-accrual.  Management requires appropriate justification to maintain a commercial loan on accrual status once 90 days past due.  Occasionally commercial loans are placed on non-accrual status before the loan becomes significantly past due if current information indicates that future repayment of principal and interest may be doubtful.

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

The Company’s loan portfolio delinquency status is summarized as follows:

	Delinquency at March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans > 90 Days And Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$125	$48	$82	$255	$86,552	$86,807	$—
Commercial real estate:
Owner occupied	2,290	—	10,700	12,990	82,120	95,110	—
Non-owner occupied	2,111	2,390	15,251	19,752	165,318	185,070	81
Multifamily	1,591	—	1,440	3,031	72,833	75,864	—
Commercial construction and land development	407	—	3,378	3,785	18,906	22,691	—
Commercial participations	—	—	2,689	2,689	4,400	7,089	—
Total commercial loans	6,524	2,438	33,540	42,502	430,129	472,631	81

Retail loans:
One-to-four family residential	2,791	617	3,674	7,082	172,898	179,980	—
Home equity lines of credit	405	270	350	1,025	49,471	50,496	—
Retail construction	—	—	169	169	1,113	1,282	—
Other	—	—	—	—	2,942	2,942	—
Total retail loans	3,196	887	4,193	8,276	226,424	234,700	—
Total loans receivable	$9,720	$3,325	$37,733	$50,778	$656,553	$707,331	$81

	Delinquency at December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans Receivable	Loans > 90 Days And Accruing
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$615	$24	$88	$727	$84,433	$85,160	$—
Commercial real estate:
Owner occupied	551	297	10,362	11,210	82,623	93,833	—
Non-owner occupied	1,622	5,197	12,153	18,972	169,321	188,293	5
Multifamily	1,856	1,732	91	3,679	68,197	71,876	—
Commercial construction and land development	—	502	3,378	3,880	18,165	22,045	—
Commercial participations	—	—	2,355	2,355	9,698	12,053	—
Total commercial loans	4,644	7,752	28,427	40,823	432,437	473,260	5

Retail loans:
One-to-four family residential	3,890	1,501	3,743	9,134	172,564	181,698	—
Home equity lines of credit	371	199	291	861	52,012	52,873	—
Retail construction	—	—	169	169	853	1,022	—
Other	—	—	—	—	2,771	2,771	—
Total retail loans	4,261	1,700	4,203	10,164	228,200	238,364	—
Total loans receivable	$8,905	$9,452	$32,630	$50,987	$660,637	$711,624	$5

Non-accrual loans are summarized as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$544	$596
Commercial real estate:
Owner occupied	11,258	11,228
Non-owner occupied	21,278	22,294
Multifamily	1,440	91
Commercial construction and land development	3,378	3,378
Commercial participations	2,689	2,355
Total commercial loans	40,587	39,942

Retail loans:
One-to-four family residential	5,105	4,935
Home equity lines of credit	414	541
Retail construction	169	169
Total retail loans	5,688	5,645
Total non-accrual loans	$46,275	$45,587

The Company’s impaired loans are summarized as follows with the majority of the interest income recognized on a cash basis at the time the payment is received. The below tables include impaired loans that are individually reviewed for impairment as well as impaired loans that are below management’s scope for individual reviews due to immateriality.

	At March 31, 2012				Three Months Ended March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$1,694	$2,126	$420	$—	$2,106	$31
Commercial real estate:
Owner occupied	11,546	15,221	2,977	—	11,469	11
Non-owner occupied	24,562	31,233	5,724	—	25,643	82
Multifamily	2,021	2,402	378	—	2,395	13
Commercial construction and land development	2,781	2,781	—	—	2,781	—
Commercial participations	2,082	5,777	3,553	—	1,972	—
Retail loans:
One-to-four family residential	6,887	7,108	221	—	6,889	46
Home equity lines of credit	503	593	89	—	503	3
Retail construction	169	169	—	—	169	—
Total	$52,245	$67,410	$13,362	$—	$53,927	$186

Total impaired loans:
Commercial	$44,686	$59,540	$13,052	$—	$46,366	$137
Retail	7,559	7,870	310	—	7,561	49
Total	$52,245	$67,410	$13,362	$—	$53,927	$186

	At December 31, 2011				Three Months Ended March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$2,479	$2,700	$216	$—	$3,697	$—
Commercial real estate:
Owner occupied	11,203	14,557	2,694	—	9,641	—
Non-owner occupied	20,532	34,130	10,553	—	7,393	41
Multifamily	673	673	—	—	264	3
Commercial construction and land development	2,781	2,781	—	—	11,498	—
Commercial participations	2,355	1,796	1,189	—	7,881	—
Retail loans:
One-to-four family residential	7,202	7,504	302	—	6,887	48
Home equity lines of credit	540	630	89	—	610	2
Retail construction	169	169	—	—	169	—
Other	—	—	—	—	4	—
Total	$47,934	$64,940	$15,043	$—	$48,044	$94

Loans with a specific valuation allowance:
Owner occupied	$—	$—	$—	$—	$2,778	$—
Non-owner occupied	4,986	4,986	—	718	17,243	—
Commercial participations	—	—	—	—	5,443	—
Total	$4,986	$4,986	$—	$718	$25,464	$—

Total impaired loans:
Commercial	$45,009	$61,623	$14,652	$718	$65,838	$44
Retail	7,911	8,303	391	—	7,670	50
Total	$52,920	$69,926	$15,043	$718	$73,508	$94

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

The following table summarizes the loans that have been restructured as TDRs during the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Owner occupied	2	$259	$305
Non-owner occupied	1	66	83
Total commercial loans	3	325	388

Retail loans – one-to-four family residential	6	486	517
Total loans	9	$811	$905

Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.  The Company did not have any TDRs that defaulted during the three months ended March 31, 2012.

The tables below summarize the Company’s TDRs by loan category and accrual status:

	March 31, 2012			December 31, 2011
	Accruing	Non-accruing	Total	Accruing	Non-accruing	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$1,392	$250	$1,642	$2,167	$259	$2,426
Commercial real estate:
Owner occupied	671	2,253	2,924	369	2,272	2,641
Non-owner occupied	3,888	10,921	14,809	3,814	11,095	14,909
Multifamily	257	—	257	259	—	259
Commercial construction and land development	—	—	—	—	—	—
Commercial participations	—	2,083	2,083	—	1,748	1,748
Total commercial	6,208	15,507	21,715	6,609	15,374	21,983

Retail loans – one-to-four family residential	1,871	2,297	4,168	2,266	1,600	3,866
Total troubled debt restructurings	$8,079	$17,804	$25,883	$8,875	$16,974	$25,849

At March 31, 2012, TDRs totaled $25.9 million, of which $5.9 million were performing in accordance with their modified terms and accruing.  The Company’s TDRs which are performing in accordance with their agreements and on non-accrual status totaled $11.4 million at March 31, 2012.

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

The following tables set forth the Company’s TDRs by portfolio segment to quantify the type of modification or concession provided:

	March 31, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Commercial Participations	One-to-four Family Residential	Total
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$—	$—	$1,042	$1,042
Payment extension	1,642	2,283	2,225	—	—	784	6,934
Rate reduction and payment extension	—	305	623	257	—	1,300	2,485
Rate reduction and interest only	—	—	3,041	—	—	1,042	4,083
Payment extension and interest only	—	289	—	—	—	—	289
Forbearance	—	—	2,956	—	2,083	—	5,039
Rate reduction, payment extension, interest only, and forbearance	—	46	—	—	—	—	46
A/B note structure	—	—	5,965	—	—	—	5,965
Total troubled debt restructurings	$1,642	$2,923	$14,810	$257	$2,083	$4,168	$25,883

	December 31, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Commercial Participations	One-to-four Family Residential	Total
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$—	$—	$805	$805
Payment extension	2,426	2,297	2,210	—	—	948	7,881
Rate reduction and payment extension	—	—	542	259	—	1,858	2,659
Rate reduction and interest only	—	—	9,054	—	—	255	9,309
Payment extension and interest only	—	297	—	—	—	—	297
Forbearance	—	—	3,103	—	1,748	—	4,851
Rate reduction, payment extension, interest only, and forbearance	—	47	—	—	—	—	47
Total troubled debt restructurings	$2,426	$2,641	$14,909	$259	$1,748	$3,866	$25,849

At March 31, 2012, TDRs were relatively stable at $25.9 million from $25.8 million at December 31, 2011. The activity related to the Company’s TDRs is presented in the following table:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$25,849	$39,581
Restructured loans identified as TDRs	872	1,307
Protective advances and miscellaneous	489	57
Repayments and payoffs	(1,327)	(1,237)
Ending balance	$25,883	$39,708

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

		Fair Value Measurements at March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$17,865	$—	$17,865	$—
GSE securities	46,227	—	46,227	—
Corporate bonds	5,135	—	5,135	—
Collateralized mortgage obligations	86,081	—	86,081	—
Commercial mortgage-backed securities	64,064	—	64,064	—
Asset backed securities	4,406	—	4,406	—
Pooled trust preferred securities	15,467	—	—	15,467
GSE preferred stock	2	2	—	—

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$15,414	$—	$15,414	$—
GSE securities	48,382	—	48,382	—
Corporate bonds	5,027	—	5,027	—
Collateralized mortgage obligations	70,884	—	70,884	—
Commercial mortgage-backed securities	76,118	—	76,118	—
Pooled trust preferred securities	18,555	—	—	18,555
GSE preferred stock	1	1	—	—

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

Fair value determinations for Level 3 measurements of securities are the responsibility of the Corporate Investment Officer with review and approval by the Asset/Liability Management Committee. Level 3 models are utilized when quoted prices are not available for certain investment securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third party pricing services, management judgment is necessary to determine fair value.  As such, fair value is determined by using discounted cash flow analysis models, incorporating default rate assumptions, estimations of prepayment characteristics, and implied volatilities.

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities.  The markets for these securities and for similar securities at March 31, 2012 were illiquid.  There have been a limited number of observable transactions in the secondary market, however, a new issue market does not exist.  Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

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

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$18,555	$18,125
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	(2,531)	1,224
Principal repayments	(557)	(87)
Ending balance	$15,467	$19,262

The following table sets forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated.

		Fair Value Measurements at March 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$10,601	$—	$—	$10,601
Other real estate owned	2,932	—	—	2,932

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$17,180	$—	$—	$17,180
Other real estate owned	2,462	—	—	2,462

Loans for which it is probable that the Bank will not collect all principal and interest due according to contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.  If the impaired loan is identified as collateral-dependent, then the fair value method of measuring the amount of impairment is utilized. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy.

When the Bank determines a loan is collateral-dependent, the Bank’s Asset Management Committee (AMC) obtains appraisals on the underlying collateral securing the loan. The Senior Credit Officer (SCO) reviews the appraisals for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by the SCO with input from the Bank’s Loan Committee. For purchased participation loans, management is dependent upon the lead bank to order and provide appraisals, which occasionally are broker’s opinions.

In determining the estimated fair value of the real estate, senior liens such as unpaid and current real estate taxes and any perfected liens are subtracted from the appraised value.  In addition, the Company generally applies a 10% discount to the current appraisal to allow for reasonable selling expenses, including sales commissions and closing costs.

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the first quarter of 2012.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $811,000 and $779,000 for the three months ended March 31, 2012 and 2011, respectively.  These losses are not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The estimated fair value of other real estate owned is based on current or prior appraisals, less estimated costs to sell of 10%. Other real estate owned is classified within Level 3 of the fair value hierarchy. Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the AMC. The SCO reviews the appraisals for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by the SCO with input from the Bank’s Loan Committee. The reduction in fair value of other real estate owned was $485,000 and $496,000 for the three months ended March 31, 2012 and 2011, respectively.  The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

The following table sets forth quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at March 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Averages)
Pooled trust preferred securities	$15,467	Consensus pricing	Weighting of pricing	Varies by security 42.4% - 83.4% (57.9%)
Impaired loans	10,601	Market comparable properties	Marketability discount	10%
Other real estate owned	2,932	Market comparable properties	Marketability discount	10%

The value of the pooled trust preferred securities is determined using multiple pricing models or similar techniques from third-party sources as well as significant unobservable inputs such as judgment or estimations by the Company in the weighting of the models. The unobservable inputs used in the fair value measurement of the Company’s investment in pooled trust preferred securities are offered quotes and comparability adjustments.

Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, changes in either of those inputs will not affect the other input.

The Company has the option to measure financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the Fair Value Option) according to ASC 825-10, Financial Instruments.  The Company is not currently engaged in any hedging activities and, as a result, did not elect to measure any financial instruments at fair value under ASC 825-10.

Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated statement of condition, for which it is practicable to estimate their value, is summarized below and identified within the fair value hierarchy in which the fair value measurements fall at the dates indicated.  The aggregate fair value amounts presented do not represent the underlying value of the Company.

	March 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$113,147	$113,147	$—	$—
Investment securities, available-for-sale	239,247	2	223,778	15,467
Investment securities, held-to-maturity	15,911	—	16,220	—
Federal Home Loan Bank stock	6,188	6,188	—	—
Loans receivable, net of allowance for loan losses	695,170	—	—	699,999
Loans held for sale	1,198	—	1,198	—
Interest receivable	2,841	—	2,841	—
Total financial assets	$1,073,702	$119,337	$244,037	$715,466

Financial Liabilities:
Deposits	$1,004,441	$627,236	$—	$379,105
Borrowed funds	51,935	—	54,786	—
Advance payments by borrowers	4,550	—	4,550	—
Interest payable	85	—	85	—
Total financial liabilities	$1,061,011	$627,236	$59,421	$379,105

	December 31, 2011
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$92,072	$92,072
Investment securities, available-for-sale	234,381	234,381
Investment securities, held-to-maturity	16,371	16,703
Federal Home Loan Bank stock	6,188	6,188
Loans receivable, net of allowance for loan losses	698,802	702,987
Loans held for sale	1,124	1,124
Interest receivable	3,011	3,011
Total financial assets	$1,051,949	$1,056,466

Financial Liabilities:
Deposits	$977,424	$979,483
Borrowed funds	54,200	57,241
Advance payments by borrowers	4,275	4,275
Interest payable	90	90
Total financial liabilities	$1,035,989	$1,041,089

The carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, and advance payments by borrowers.  Investment securities fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models.  The fair value of Federal Home Loan Bank stock is based on its redemption value.  The fair values for loans receivable are estimated using discounted cash flow analyses. Cash flows are adjusted for estimated prepayments where appropriate and are discounted using interest rates currently being offered by the Bank for loans with similar terms and collateral to borrowers of similar credit quality. The carrying amount of loans held for sale is the amount funded and approximates fair value due to the insignificant time between origination and date of sale.

The fair value of checking, savings, and money market accounts is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities.  The fair value of borrowed funds is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Company’s off-balance sheet instruments, including lending commitments, letters of credit, and credit enhancements, approximates their book value and is not included in the above table.

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

For additional details on the Company’s share-based compensation plans and related disclosures, see “Note 9.  Share-Based Compensation” in the consolidated financial statements as presented in the Company’s 2011 Annual Report on Form 10-K.

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there were 64,500 shares that had not yet been issued or were forfeited, canceled, or unexercised at the end of the option term under the 2003 Stock Option Plan when it was frozen.  These shares and any other shares that may be forfeited, canceled, or expired are available for any type of stock-based awards in the future under the Equity Incentive Plan.  At March 31, 2012, 166,728 shares were available for future grants under the Equity Incentive Plan.

Restricted Stock

During the first quarter of 2012, the Compensation Committee and Chief Executive Officer, under authority delegated by the Compensation Committee, granted awards under the Equity Incentive Plan. A total of 48,186 shares of restricted stock were granted to officers and key employees of the Company. The grants included 40,439 of performance-based and 7,746 of service-based shares awards. The Company reissued treasury shares to satisfy the granting of restricted stock awards.

The weighted-average fair market value of the restricted stock awards granted in the first quarter of 2012 was $5.96 per share and totaled $287,000. These awards vest 33%, 33%, and 34% on May 1, 2014, 2015, and 2016, respectively. The expense for these awards is being recorded over their requisite service period from the grant date. The Company estimates that the impact of forfeitures based on its historical experience with previously granted restricted stock awards and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted.

During the first quarter of 2012, 41,142 shares of performance-based restricted stock granted during 2011 were deemed unearned by the Compensation Committee of the Board of Directors and, accordingly, were forfeited. At the time of forfeiture, the Company reversed $47,000 of compensation expense related to these awards.

The following table presents the activity for restricted stock for the three months ended March 31, 2012.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	175,639	$4.97
Granted	48,186	5.96
Vested	—	—
Forfeited	(45,096)	5.42
Unvested as of March 31, 2012	178,729	$5.12

The compensation expense related to restricted stock for the three months ended March 31, 2012 and 2011 totaled $21,000 and $66,000, respectively.  At March 31, 2012, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $916,000.  This cost is expected to be recognized over a weighted-average period of 3.1 years which is subject to the actual number of shares earned and vested.

Stock Options

The Company’s 2008 Equity Incentive Plan allows for the grant of both incentive and non-qualified stock options to directors, officers, and employees.  The stock option vesting periods and exercise and expiration dates are determined by the Compensation Committee at the time of the grant.  The exercise price of the stock options is equal to the fair market value of the common stock on the grant date.

On January 3, 2012, the Compensation Committee granted 20,000 non-qualified options to purchase shares of the Company’s common stock at an exercise price of $4.40 per share, which was the closing price of the Company’s common stock on that date, to its President and Chief Executive Officer. The options vest ratably over four years on each anniversary date of the award and have a ten-year term. The fair value of the options granted was $2.42 and was estimated using the Black-Scholes option value model with the following assumptions:

2012
Dividend yield	.91%
Expected volatility %	57.33
Risk-free interest rate	1.58
Original expected life	7.9 years

The following table presents the activity under the Company’s stock option plans for the three months ended March 31, 2012.

	2012
	Number of Options	Weighted-Average Exercise Price
Options outstanding and exercisable at December 31, 2011	515,995	$14.01
Granted	20,000	4.40
Exercised	—	—
Forfeited	(23,000)	14.00
Expired unexercised	(41,000)	13.49
Options outstanding at March 31, 2012	471,995	$13.65

For stock options outstanding at March 31, 2012, the range of exercise prices was $4.40 to $14.76 and the weighted-average remaining contractual term was 2.3 years.  At March 31, 2012, 451,995 of the Company’s outstanding stock options were out-of-the-money, had no intrinsic value, and fully vested.  The remaining 20,000 were in-the-money with an intrinsic value of $26,000, which represents the difference between the Company’s closing stock price on the last day of trading for the first quarter of 2012 and the exercise price multiplied by the number of in-the-money options, assuming all option holders had exercised their stock options on the last day of trading for the same period. Stock option expense for the three months ended March 31, 2012 was $3,000. There was no stock option expense for the same 2011 period. There were no stock options exercised during the three months ended March 31, 2012 and 2011.  The Company reissues treasury shares to satisfy option exercises.

8.	Adoption of New Accounting Standards

In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-12 effectively deferred only those changes in ASU 2011-05, Comprehensive Income (Topic 22): Presentation of Comprehensive Income, that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities. All other requirements in ASU 2011-05 are not affected by this ASU. Effective January 1, 2012, the Company adopted the other requirements of ASU 2011-05 with the components of comprehensive income presented in a separate statement.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820):  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.  ASU 2011-04 is intended to result in convergence between United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS) requirements for measurement of and disclosures about fair value.  The amendments are not expected to have a significant impact on companies applying U.S. GAAP.  Key provisions of the amendment include:  a prohibition on grouping financial instruments for purposes of determining fair value, except when an entity manages market and credit risks on the basis of the entity’s net exposure to the group; an extension of the prohibition against the use of a blockage factor to all fair value measurements (that prohibition currently applies only to financial instruments with quoted prices in active markets); and a requirement that for recurring Level 3 fair value measurements, entities disclose quantitative information about unobservable inputs, a description of the valuation process used, and qualitative details about the sensitivity of the measurements.  In addition, for items not carried at fair value but for which fair value is disclosed, entities will be required to disclose the level within the fair value hierarchy that applies to the fair value measurement disclosed.  The Company adopted this ASU effective January 1, 2012 with no impact on the Company’s fair value measurements, financial condition, results of operations, or cash flows.

In April 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860):  Reconsideration of Effective Control for Repurchase Agreements.  ASU 2011-03 amends the sale accounting requirement concerning a transferor’s ability to repurchase transferred financial assets even in the event of default by the transferee, which typically is facilitated in a repurchase agreement by the presence of a collateral maintenance provision.  Specifically, the level of cash collateral received by a transferor will no longer be relevant in determining whether a repurchase agreement constitutes a sale.  As a result of this amendment, more repurchase agreements will be treated as secured financings rather than sales.  The Company adopted this ASU effective January 1, 2012 for new transfers and existing transactions that are modified.  Because essentially all repurchase agreements entered into by the Company have historically been deemed to constitute secured financing transactions, this amendment had no impact on the Company’s characterization of such transactions and therefore did not have any impact on the Company’s financial condition, results of operation, or cash flows.

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

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  These forward-looking statements include but are not limited to statements regarding our ability to successfully execute our strategy and Strategic Growth and Diversification Plan, the level and sufficiency of our current regulatory capital and equity ratios, our ability to continue to diversify the loan portfolio, our efforts at deepening client relationships, increasing our levels of core deposits, lowering our non-performing asset levels, managing and reducing our credit-related costs, increasing our revenue growth and levels of earning assets, the effects of general economic and competitive conditions nationally and within our core market area, the sufficiency of the levels of provision for the allowance for loan losses and amounts of charge-offs, loan and deposit growth, interest on loans, asset yields and cost of funds, net interest income, net interest margin, non-interest income, non-interest expense, interest rate environment, and other factors.   For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part I. Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  Such forward-looking statements are not guarantees of future performance.  We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements unless required to do so under the federal securities laws.

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

During the first quarter of 2012, we recorded an income tax benefit of $166,000 primarily related to the lower pre-tax income and the tax sheltering impact of the increased income from bank-owned life insurance due to a benefit related to the death of an insured. In addition, we increased the deferred tax valuation allowance by $166,000 resulting in no income tax benefit for the first quarter. At March 31, 2012, based on the results of our regular assessment of the ability to realize our deferred tax assets, we concluded that, based on all available evidence, both positive and negative, approximately $6.5 million of our deferred tax assets did not meet the “more likely than not” threshold for realization. Although realization of the remaining net deferred tax assets of $16.6 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized based on available tax planning strategies and our projections of future taxable income. We believe the positive evidence considered in our analysis of the remaining deferred tax assets was our long-term history of generating taxable income; the industry in which we operate is cyclical in nature; the fact that a portion of the losses in the current year were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, including the federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (19 years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois). The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets, which would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our results of operations and the carrying value of our assets. We believe our tax liabilities and assets are adequate and are properly recorded in the consolidated financial statements at March 31, 2012.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

Performance Overview

The following table provides selected financial information and performance information for the three months ended March 31, 2012 and March 31, 2011.

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net income	$490	$472
Diluted earnings per share	.05	.04
Pre-tax, pre-provision earnings, as adjusted (1)	2,781	1,539
Return on average assets (2)	.17%	.17%
Return on average equity (2)	1.89	1.69
Average interest-earning assets	$1,045,778	$1,012,431
Net interest income	8,923	8,857
Net interest margin	3.43%	3.55%
Non-interest income	$2,824	$2,451
Non-interest expense	10,207	9,967
Efficiency ratio (3)	90.10%	92.38%

(1)	See “Non-U.S. GAAP Financial Information” on page 46.

(2)	Annualized.

(3)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sales of investment securities.

	March 31, 2012	December 31, 2011	March 31, 2011
Book value per share	$9.50	$9.49	$10.47
Shareholders’ equity to total assets	8.83%	8.99%	9.94%
Tangible capital ratio (Bank only)	8.11	8.26	8.94
Core capital ratio (Bank only)	8.11	8.26	8.94
Risk based capital ratio (Bank only)	13.23	12.65	13.22

The following discussion and analysis presents the more significant factors affecting our financial condition as of March 31, 2012 and results of operations for the three months ended March 31, 2012.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

During the first quarter of 2012, we recorded net income of $490,000, or $.05 per diluted share.  Our earnings were impacted by several cost cutting initiatives taken during the first quarter of 2012 which included the Voluntary Early Retirement Offering (VERO), the closing of our Bolingbrook and Orland Park, Illinois, branches, and the outsourcing of certain support functions. These initiatives required us to record $876,000 of severance and early retirement expense. In addition, we recorded a $1.05 million provision for loan losses. Partially offsetting these items, we recorded pre-tax gains on the sale of investment securities totaling $418,000 and gains on the sale of loans held for sale totaling $167,000. We also recognized $378,000 of income from bank-owned life insurance due to the death of an insured.

Our net interest margin decreased 12 basis points to 3.43% for the first quarter of 2012 from 3.55% for the first quarter of 2011.  Our net interest margin continued to be pressured by the higher levels of liquidity due to strong core deposit growth, modest loan demand, and the elevated level of non-performing assets. These factors resulted in a 33 basis point decline in our yield on average interest-earning assets, which was partially offset by a 24 basis point decrease in the cost of interest-bearing liabilities from the first quarter of 2011.

We remain focused on reducing non-interest expense. Non-interest expense for the first quarter of 2012 increased slightly to $10.2 million from $10.0 million for the first quarter of 2011. Excluding the severance and early retirement compensation expense recorded during the first quarter of 2012 related to our cost cutting initiatives, non-interest expense for the first quarter decreased to $9.3 million compared to $10.0 million for the first quarter of 2011. Through the above mentioned VERO, branch closings, and outsourcing, the number of full-time equivalent (FTE) employees decreased to 273 at March 31, 2012 from 303 at December 31, 2011 and 320 at March 31, 2011. The number of FTE employees is projected to further decrease to 262 at June 30, 2012 when all employees electing the VERO have retired, as well as normal attrition. Although these initiatives resulted in severance and early retirement expense of $876,000, these actions will generate future annual savings of approximately $1.1 million in compensation and employee benefits expense and approximately $115,000 in lower other non-interest expenses.

Improving credit quality also remains a priority in 2012.  We continue to focus our efforts on reducing the level of non-performing loans, seeking to either restructure specific non-performing credits or foreclose, obtain title, and transfer the loan to other real estate owned where management can take control of and liquidate the underlying collateral. Our non-performing loans increased modestly to $46.3 million at March 31, 2012 compared to $45.6 million at December 31, 2011 primarily due to the transfer of a $2.2 million commercial and multifamily real estate lending relationship to non-accrual status which were partially offset by $1.7 million of gross charge-offs.  The ratio of non-performing loans to total loans increased to 6.55% during the first quarter of 2012 compared to 6.41% at December 31, 2011 primarily due to an increase in non-performing loans combined with a decrease in total loans.

Our loan portfolio mix continues to improve as the higher risk, targeted contraction portfolios of commercial construction and land development and commercial participations decreased $4.3 million during the quarter.  Our targeted loan growth portfolio, including commercial and industrial, owner occupied commercial real estate, and multifamily loans, comprised 54.5% of the total commercial loan portfolio at March 31, 2012, up from 53.0% at December 31, 2011 and 51.0% from March 31, 2011.

During the first quarter, we transferred our Bolingbrook banking center to other real estate owned. We also sold seven other real estate owned properties aggregating $722,000 and recognized a net loss of $47,000 on these sales. We continue to explore ways to reduce our overall exposure in our non-performing assets through various alternatives, including the potential sale of certain of these assets. We currently have contracts for the sale of five separate other real estate owned properties which will reduce non-performing assets by $1.0 million with no anticipated loss on sale, presuming the transactions close as scheduled and pursuant to the contract terms.

We continue to grow deposits through many channels including enhancing our brand recognition within our communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding our experienced sales team accountable for growing deposits and relationships. During the first quarter of 2012, we implemented our High Performance Checking (HPC) deposit acquisition marketing program that targets both retail and business clients. The program is designed to attract a younger demographic and enhance growth in core deposits and related fee income as well as to provide additional cross-selling opportunities. Our core deposits grew $29.9 million, or 5.0%, during the first quarter of 2012 and core deposits represent 62.4% of total deposits compared to 61.1% at December 31, 2011. The increase is primarily due to clients moving maturing certificates of deposit into money market accounts as a result of the current low interest rate environment, increased municipal deposits, and the impact of our new HPC program, which generated approximately $3.0 million in new core deposit growth during the quarter.

At March 31, 2012, our tangible common equity was $103.3 million, or 8.83% of assets, compared to $103.2 million, or 8.99% of assets at December 31, 2011. At March 31, 2012, the Bank’s Tier 1 core capital ratio was 8.11% and the total risk-based capital ratio was 13.23%, both of which exceeded “minimum” and “well capitalized” regulatory capital requirements.

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

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Reconciliation of Income Before Income Taxes to Pre-Tax, Pre-Provision Earnings, as adjusted:
Income before income taxes	$490	$438
Provision for loan losses	1,050	903
Pre-tax, pre-provision earnings	1,540	1,341

Add back (subtract):
Net (gain) loss on sale of:
Investment securities	(418)	(519)
Other real estate owned	47	5
Other real estate owned related expense, net	618	592
Loan collection expense	118	120
Severance and early retirement expense	876	—
Pre-tax, pre-provision earnings, as adjusted	$2,781	$1,539

Pre-tax, pre-provision earnings, as adjusted, to average assets	.96%	.55%

Our pre-tax, pre-provision earnings, as adjusted, increased $1.2 million, or 80.7%, to $2.8 million for the first quarter of 2012 from $1.5 million for the first quarter of 2011 primarily due to increases in gains on sales of loans held for sale of $135,000 and income from bank-owned life insurance of $334,000 due to the death of an insured. In addition, the pre-tax, pre-provision earnings, as adjusted, also benefited from decreases in compensation and employee benefits expense of $526,000, FDIC insurance premiums and regulatory assessments of $165,000, and professional fees of $135,000. Partially offsetting these favorable variances was a $217,000 increase in marketing expense due to the HPC product promotion during the first quarter of 2012.

Average Balances/Rates

The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated.  Average balances are derived from average daily balances.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$708,713	$8,386	4.76%	$727,422	$8,811	4.91%
Investment securities (2)	258,882	2,130	3.25	239,070	2,045	3.42
Other interest-earning assets (3)	78,183	93.48		45,939	157	1.39
Total interest-earning assets	1,045,778	10,609	4.08	1,012,431	11,013	4.41
Non-interest earning assets	113,419			117,646
Total assets	$1,159,197			$1,130,077
Interest-bearing liabilities:
Deposits:
Checking accounts	$178,370	$83.19%		$157,782	$112.29%
Money market accounts	196,117	171.35		183,431	249.55
Savings accounts	136,109	67.20		124,096	76.25
Certificates of deposit	378,047	1,069	1.14	404,475	1,457	1.46
Total deposits	888,643	1,390.63		869,784	1,894.88
Borrowed funds:
Other short-term borrowed funds	13,339	5.15		14,199	18.51
FHLB advances	39,821	291	2.89	25,657	244	3.80
Total borrowed funds	53,160	296	2.20	39,856	262	2.63
Total interest-bearing liabilities	941,803	1,686.72		909,640	2,156.96
Non-interest bearing deposits	101,645			95,596
Non-interest bearing liabilities	11,464			11,451
Total liabilities	1,054,912			1,016,687
Shareholders’ equity	104,285			113,390
Total liabilities and shareholders’ equity	$1,159,197			$1,130,077
Net interest-earning assets	$103,975			$102,791
Net interest income / interest rate spread		$8,923	3.36%		$8,857	3.45%
Net interest margin			3.43%			3.55%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.04%			111.30%

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

Rate/Volume Analysis

The following tables show the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated.  Changes attributable to the combined impact of rate and volume have been allocated proportionally to the changes due to rate and changes due to volume.

	Three Months Ended March 31,
	2012 Compared to 2011
	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(201)	$(224)	$(425)
Investment securities	(80)	165	85
Other interest-earning assets	(137)	73	(64)
Total	(418)	14	(404)

Interest expense:
Deposits:
Checking accounts	(43)	14	(29)
Money market accounts	(94)	16	(78)
Savings accounts	(16)	7	(9)
Certificates of deposit	(298)	(90)	(388)
Total deposits	(451)	(53)	(504)
Borrowed funds:
Other short-term borrowed funds	(12)	(1)	(13)
FHLB advances	(66)	113	47
Total borrowed funds	(78)	112	34
Total	(529)	59	(470)
Net change in net interest income	$111	$(45)	$66

Net Interest Income

Net Interest Income. Net interest income was stable at $8.9 million for the three months ended March 31, 2012 and 2011.  The net interest margin for the three months ended March 31, 2012 decreased 12 basis points to 3.43% from 3.55% for the comparable 2011 period.  Our net interest margin continued to be pressured by the higher levels of liquidity due to strong core deposit growth, modest loan demand, and elevated level of non-performing assets.

Interest Income.  Interest income decreased to $10.6 million for the three months ended March 31, 2012 compared to $11.0 million for the comparable 2011 period.  The weighted-average rate on interest-earning assets decreased to 4.08% for the three months ended March 31, 2012 from 4.41% for the comparable 2011 period.  The yield on investment securities declined during the first quarter of 2012 due to reinvesting maturing investment securities in lower yielding investments as market interest rates remained significantly low. The level of non-performing loans continues to negatively affect the yield on loans receivable.

Interest Expense.  Interest expense decreased 21.8% to $1.7 million for the three months ended March 31, 2012 from $2.2 million for the 2011 period.  The average cost of interest-bearing liabilities decreased 24 basis points to .72% for the three months ended March 31, 2012 from .96% for the 2011 period.  Interest expense continues to be positively affected by strong growth in low-cost core deposit balances and a reduction in higher cost certificates of deposit and FHLB advances.

Interest expense on interest-earning deposits decreased to $1.4 million for the three month period ended March 31, 2012 from $1.9 million for the comparable 2011 period.  The weighted-average cost of deposits decreased 25 basis points to .63% for the three month period ended March 31, 2012 from .88% for the comparable 2011 period as a result of disciplined pricing on deposits, the repricing of certificates of deposit at lower interest rates, and increases in the average balance of non-interest bearing deposits, which was partially offset by increases in the average balance of interest bearing deposits.

Interest expense on borrowed funds increased to $296,000 for the three months ended March 31, 2012 from $262,000 for the 2011 period primarily as a result of increases in the average balance of borrowed funds during the first quarter 2012 compared to the 2011 period.  The weighted-average cost of borrowed funds decreased 43 basis points during the three months ended March 31, 2012 to 2.20% from 2.63% for the same period 2011 due to a decrease of 36 basis points in the cost of Repo Sweeps and the schedule payments of higher cost FHLB advances.

Provision for Loan Losses

The Company’s provision for loan losses was $1.05 million for the three months ended March 31, 2012 compared to $903,000 for the 2011 period.  For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following table identifies the changes in non-interest income for the period presented:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,018	$1,076	$(58)	(5.4)%
Card-based fees	533	475	58	12.2
Commission income	57	45	12	26.7
Subtotal fee based revenues	1,608	1,596	12.8
Income from bank-owned life insurance	540	206	334	162.1
Other income	138	103	35	34.0
Subtotal	2,286	1,905	381	20.0
Net gain on sale of:
Investment securities	418	519	(101)	(19.5)
Loans receivable	167	32	135	421.9
Other real estate owned	(47)	(5)	(42)	840.0
Total non-interest income	$2,824	$2,451	$373	15.2%

Service charges and other fees were impacted by a lower volume of non-sufficient funds transactions which is an industry trend that is expected to continue due to regulatory changes affecting deposit account overdraft activity.  Service charges and other fees were also impacted by lower credit enhancement fee income related to non-owner occupied commercial real estate letters of credit as we continue to strategically reduce our exposure to these types of relationships.  The $334,000 increase in income from bank-owned life insurance was primarily due to a benefit related to the death of an insured. The increase in net gain on the sale of loans receivable in gains on the sale of loans held for sale related to our expanded residential loan origination and mortgage banking activities. We hired four additional seasoned mortgage loan originators in the last year to expand mortgage loan originations to generate additional income from our mortgage banking activities. For information related to net gains on sale of investment securities, see “Changes in Financial Condition – Investment Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Expense

The following table identifies changes in our non-interest expense for the period presented:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$4,003	$4,469	$(466)	(10.4)%
Retirement and stock related compensation	272	213	59	27.7
Medical and life benefits	425	547	(122)	(22.3)
Other employee benefits	13	10	3	30.0
Subtotal compensation and employee benefits	4,713	5,239	(526)	(10.0)
Net occupancy expense	708	765	(57)	(7.5)
FDIC insurance premiums and regulatory assessments	488	653	(165)	(25.3)
Furniture and equipment expense	457	463	(6)	(1.3)
Data processing	438	442	(4)	(.9)
Marketing	404	187	217	116.0
Professional fees	253	388	(135)	(34.8)
Other real estate owned related expense, net	618	592	26	4.4
Loan collection expense	118	120	(2)	(1.7)
Severance and early retirement expense	876	—	876	NM
Other general and administrative expenses	1,134	1,118	16	1.4
Total non-interest expense	$10,207	$9,967	$240	2.4%

Compensation and employee benefits was positively impacted by lower incentive compensation, lower medical costs, and a reduction of 47, or 14.7%, FTE employees from March 31, 2011. FDIC insurance premiums and regulatory assessments expense decreased due to the FDIC premium assessment methodology implemented in April 2011. Professional fees were favorably impacted by lower legal fees, and marketing expense increased due to the implementation of our new HPC direct mail checking deposit acquisition program. Net other real estate owned related expense increased due to the higher valuation allowances of $464,000 partially offset by an increase in income on other real estate owned properties of $413,000.

Income Tax Expense

During the current quarter, the Company recorded an income tax benefit of $166,000 primarily related to the lower pre-tax income and the tax sheltering impact of the increased income from bank-owned life insurance. In addition, the Company increased its deferred tax valuation allowance by $166,000 resulting in no income tax benefit for the first quarter. The Company’s deferred tax asset valuation allowance totaled $6.5 million at March 31, 2012. Although realization of the current net deferred tax assets of $16.6 million is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced.

Changes in Financial Condition

Our total assets increased to $1.17 billion at March 31, 2012 from $1.15 billion at December 31, 2011 primarily as a result of an increase in cash and cash equivalents which was funded by deposit growth.

	March 31, 2012	December 31, 2011	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$113,147	$92,072	$21,075	22.9%
Investment securities available-for-sale, at fair value	239,247	234,381	4,866	2.1
Investment securities held-to-maturity, at cost	15,911	16,371	(460)	(2.8)
Federal Home Loan Bank stock, at cost	6,188	6,188	—	—
Loans receivable, net	695,170	698,802	(3,632)	(.5)
Bank-owned life insurance	36,273	36,275	(2)	—
Other real estate owned	19,429	19,091	338	1.8
Other assets	45,177	45,770	(593)	(1.3)
Total assets	$1,170,542	$1,148,950	$21,592	1.9%

Liabilities and Equity:
Deposits	$1,004,441	$977,424	$27,017	2.8%
Borrowed funds	51,935	54,200	(2,265)	(4.2)
Other liabilities	10,831	14,078	(3,247)	(23.1)
Total liabilities	1,067,207	1,045,702	21,505	2.1
Shareholders’ equity	103,335	103,248	87.1
Total liabilities and equity	$1,170,542	$1,148,950	$21,592	1.9%

Loans Receivable

The following table provides the balance and the percentage of loans by category at the dates indicated.

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$86,807	12.3%	$85,160	12.0%	1.9%
Commercial real estate:
Owner occupied	95,110	13.5	93,833	13.2	1.4
Non-owner occupied	185,070	26.2	188,293	26.5	(1.7)
Multifamily	75,864	10.7	71,876	10.1	5.5
Commercial construction and land development	22,691	3.2	22,045	3.1	2.9
Commercial participations	7,089	1.0	12,053	1.7	(41.2)
Total commercial loans	472,631	66.9	473,260	66.6	(.1)

Retail loans:
One-to-four family residential	179,980	25.5	181,698	25.6	(.9)
Home equity lines of credit	50,496	7.1	52,873	7.4	(4.5)
Retail construction	1,282.2		1,022.1		25.4
Other	2,942.4		2,771.4		6.2
Total retail loans	234,700	33.2	238,364	33.5	(1.5)
Total loans receivable	707,331	100.1	711,624	100.1	(.6)
Net deferred loan fees	(393)	(.1)	(398)	(.1)	(1.3)
Total loans receivable, net of deferred loan fees	$706,938	100.0%	$711,226	100.0%	(.6)%

 Loan fundings during the three months ended March 31, 2012 totaled $32.7 million, stable compared to the three months ended December 31, 2011. Loan fundings during the first quarter of 2012 were offset by loan payoffs and amortization of $25.4 million, mortgage loan sales of $9.2 million, and transfers to other real estate owned totaling $586,000. In addition, loans decreased due to gross charge-offs of $1.8 million, including $718,000 that had been previously identified as a specific ASC 310-10 allowance.

Commercial participations decreased 41.2% compared to December 31, 2011 through net paydowns totaling $500,000 and the payoff of one non-owner occupied commercial real estate participation totaling $4.8 million. In addition, non-owner occupied commercial real estate loans decreased by $3.2 million, or 1.7%, since December 31, 2011 primarily due to gross charge-offs of $1.1 million and two loan payoffs aggregating $1.5 million. Partially offsetting this decrease, multifamily loans increased by $4.0 million, or 5.5%, since December 31, 2011 primarily due to fundings of $4.4 million partially offset by gross charge-offs of $377,000.

     As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, we began a shift in mid-2007 to diversify our loan portfolio to reduce our focus on commercial real estate lending, including non-owner occupied, commercial construction and land development, and purchased participation and syndication loans. We have identified and segregated the remaining credit risk related to our deemphasized loan categories that were originated prior to our current risk tolerances, credit policy, and underwriting standards, by segregating our loan portfolio based upon each loan’s initial origination date. Loans that were renewed or modified subsequent to their initial origination are included for disclosure purposes based on their initial loan origination date. The categories of the loan portfolio that we continue to focus on growing, which are commercial and industrial and commercial real estate - owner occupied and multifamily, comprised 54.5% of the commercial loan portfolio at March 31, 2012 compared to 51.0% at March 31, 2011. Over 74% of the loans outstanding at March 31, 2012 in these growth categories were originated after January 1, 2008 (Post-1/1/08). During 2012, these targeted growth categories grew by $6.9 million due to $9.5 million in new fundings which were partially offset by $2.3 million in loan payoffs. At March 31, 2012, our total loans outstanding originated prior to January 1, 2008 (Pre-1/1/08) decreased to 41.1% of our total loan portfolio primarily due to normal amortization, charge-offs, and repayments, including the full repayment of a $4.8 million performing participation loan.

The following tables present the categories of our commercial loan portfolio at the dates indicated segregated by the origination date of the lending relationship, and highlights the shift in our lending focus to those growth categories in accordance with our strategic plan.

	March 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$12,376	$74,431	$86,807	14.3%
Commercial real estate:
Owner occupied	43,141	51,969	95,110	45.4
Non-owner occupied	115,158	69,912	185,070	62.2
Multifamily	10,333	65,531	75,864	13.6
Commercial construction and land development	6,191	16,500	22,691	27.3
Commercial participations	6,824	265	7,089	96.3
Total commercial loans	$194,023	$278,608	$472,631	41.1%

	December 31, 2011
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$11,878	$73,282	$85,160	13.9%
Commercial real estate:
Owner occupied	43,510	50,323	93,833	46.4
Non-owner occupied	118,956	69,337	188,293	63.2
Multifamily	10,453	61,423	71,876	14.5
Commercial construction and land development	6,280	15,765	22,045	28.5
Commercial participations	11,537	516	12,053	95.7
Total commercial loans	$202,614	$270,646	$473,260	42.8%

Total commercial participations by loan type and state where the collateral is located are presented in the following tables as of the dates indicated.

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$139	2.0%	$151	1.3%	(7.9)%
Commercial real estate:
Owner occupied	100	1.4	102.8		(2.0)
Non-owner occupied	6,243	88.0	11,193	92.9	(44.2)
Commercial construction and land development	607	8.6	607	5.0	—
Total commercial participations	$7,089	100.0%	$12,053	100.0%	(41.2)%

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$1,277	18.0%	$1,534	12.7%	(16.8)%
Indiana	2,530	35.7	2,203	18.3	14.8
Ohio	—	—	4,875	40.5	(100.0)
Florida	607	8.6	607	5.0	—
Colorado	1,215	17.1	1,338	11.1	(9.2)
Texas	1,460	20.6	1,496	12.4	(2.4)
Total commercial participations	$7,089	100.0%	$12,053	100.0%	(41.2)%

Asset Quality and Allowance for Loan Losses

Non-performing Assets. The following table provides information relating to non-performing assets at the dates presented.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$544	$596
Commercial real estate:
Owner occupied	11,258	11,228
Non-owner occupied	21,278	22,294
Multifamily	1,440	91
Commercial construction and land development	3,378	3,378
Commercial participations	2,689	2,355
Total commercial loans	40,587	39,942

Retail loans:
One-to-four family residential	5,105	4,935
Home equity lines of credit	414	541
Retail construction	169	169
Total retail loans	5,688	5,645
Total non-performing loans	46,275	45,587

Other real estate owned:
Commercial	18,022	17,688
Retail	1,407	1,403
Total other real estate owned	19,429	19,091
Total non-performing assets	65,704	64,678

90 days past due loans still accruing interest	81	5
Total non-performing assets plus 90 days past due loans still accruing interest	$65,785	$64,683

Accruing troubled debt restructurings	$8,079	$8,875

Non-performing assets to total assets	5.61%	5.63%
Non-performing loans to total loans, net of deferred fees	6.55	6.41

Total non-performing loans increased $688,000 to $46.3 million at March 31, 2012 from $45.6 million at December 31, 2011.  During the first quarter of 2012, non-performing loans increased primarily due to the transfer of one non-owner occupied and multifamily commercial real estate relationship totaling $2.2 million and 11 one-to-four family residential loans totaling $1.4 million to non-accrual status.  Non-performing commercial participation loans increased by $334,000 due to a protective advance for real estate taxes, that was reimbursed by the borrower subsequent to March 31, 2012. Partially offsetting these increases, 11 one-to-four family residential loans totaling $475,000 and three home equity lines of credit totaling $233,000 became current and were returned to accrual status. Non-performing loans also decreased due to charge-offs for the quarter totaling $1.7 million, a $209,000 repayment of one non-owner occupied commercial real estate loan, a $200,000 repayment of a one-to-four family residential loan, and the transfer of two one-to-four family residential loans totaling $516,000 and one HELOC totaling $70,000 to other real estate owned.

Included in the non-performing loan totals are non-performing syndications and purchased participations as identified by loan category and states in the following table.

	March 31, 2012	December 31, 2011	% change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$2,082	$1,748	19.1%
Commercial construction and land development	607	607	—
Total non-performing commercial participations	$2,689	$2,355	14.2%

Indiana	$2,082	$1,748	19.1%
Florida	607	607	—
Total non-performing commercial participations	$2,689	$2,355	14.2%

Percentage of total non-performing loans	5.81%	5.17%
Percentage of total commercial participations	37.93	19.54

The disclosure required with respect to impaired loans and troubled debt restructurings is contained in “Note 5. Allowance for Loan Losses” in the notes to the condensed consolidated financial statements in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Non-performing assets increased to $65.7 million at March 31, 2012 from $64.7 million at December 31, 2011 primarily due to the aforementioned increases in new non-performing loans and transfers to other real estate owned. The activity for our other real estate owned is set forth in the following table.

Three Months Ended March 31, 2012
(Dollars in thousands)
Balance at beginning of period	$19,091
Transfers to other real estate owned	1,545
Net repayments and improvements of properties	—
Sales of other real estate owned	(722)
Valuation allowances for declines in net realizable value	(485)
Balance at end of period	$19,429

The following table identifies our other real estate owned properties based on the loan category in which they were originated:

	March 31, 2012	December 31, 2011	% change
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Owner occupied	$1,275	$1,275	—%
Non-owner occupied	2,963	2,193	35.1
Multifamily	477	557	(14.4)
Commercial construction and land development	5,145	5,341	(3.7)
Commercial participations:
Commercial real estate – non-owner occupied	2,673	2,673	—
Commercial construction and land development	5,489	5,649	(2.8)
Total commercial loans	18,022	17,688	1.9

Retail loans:
One-to-four family residential	1,337	1,374	(2.7)
Home equity lines of credit	70	29	141.4
Total retail loans	1,407	1,403.3
Total other real estate owned	$19,429	$19,091	1.8%

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, we believe that our loans that were originated Pre-1/1/08 have a higher degree of risk of loss due to the nature of the types of these loans and the credit environment under which they were originated, particularly given the downturn in the economic environment over the last four years. During the one year and five years ended December 31, 2011, $18.3 million and $53.3 million, respectively, or 87.8% and 95.5% of total commercial charge-offs were from the Pre-1/1/08 portfolio. The following tables illustrate that a large portion of our non-performing loans and other real estate owned were originated Pre-1/1/08 and that we have experienced a higher level of charge-offs and other real estate owned writedowns in the Pre-1/1/08 portfolios. As presented in the following tables, 76.7% of our non-performing commercial loans and our entire commercial other real estate owned portfolio at March 31, 2012 were originated Pre-1/1/08.

	March 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Non-performing commercial loans:
Commercial and industrial	$510	$34	$544	93.8%
Commercial real estate:
Owner occupied	9,570	1,688	11,258	85.0
Non-owner occupied	14,913	6,365	21,278	70.1
Multifamily	90	1,350	1,440	6.3
Commercial construction and land development	3,378	—	3,378	100.0
Commercial participations	2,689	—	2,689	100.0
Total non-performing commercial loans	$31,150	$9,437	$40,587	76.7%

Total commercial loans outstanding at March 31, 2012	$194,023	$278,608	$472,631
Non-performing commercial loans to total commercial loans	16.05%	3.39%	8.59%

	March 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Other real estate owned – commercial:
Commercial real estate:
Owner occupied	$1,275	$—	$1,275	100.0%
Non-owner occupied	2,963	—	2,963	100.0
Multifamily	477	—	477	100.0
Commercial construction and land development	5,145	—	5,145	100.0
Commercial participations:
Commercial real estate – non-owner occupied	2,673	—	2,673	100.0
Commercial construction and land development	5,489	—	5,489	100.0
Total other real estate owned – commercial	$18,022	$—	$18,022	100.0%

During 2012, we recorded gross loan charge-offs related to our commercial loan portfolio totaling $1.6 million, of which 73.5% were originated Pre-1/1/08. During 2012, we also recorded other real estate owned writedowns on commercial properties totaling $455,000, all of which were related to the Pre-1/1/08 loan portfolio. The breakdown of gross charge-offs of commercial loans and other real estate owned writedowns on commercial properties are identified in the following table.

	For the Three Months Ended March 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loan charge-offs:
Commercial and industrial	$120	$—	$120	100.0%
Commercial real estate:
Non-owner occupied	1,038	41	1,079	96.2
Multifamily	—	377	377	—
Total commercial loan charge-offs	1,158	418	1,576	73.5

Writedowns on other real estate owned – commercial properties:
Commercial real estate:
Owner occupied	—	—	—	—
Non-owner occupied	157	—	157	100.0
Multifamily	80	—	80	100.0
Commercial construction and land development	196	—	196	100.0
Commercial participations – construction and land development	22	—	22	100.0
Total writedowns on other real estate owned – commercial properties	455	—	455	100.0
Total commercial loan charge-offs and writedowns on other real estate owned	$1,613	$418	$2,031	79.4%

Potential Problem Assets. Potential problem assets, defined as loans classified substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, were stable at $2.2 million at March 31, 2012 and December 31, 2011.

Allowance for Loan Losses. The following is a summary of changes in the allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$12,424	$17,179
Loan charge-offs:
Current period loan charge-offs	(1,041)	(1,014)
Previously established specific reserves	(718)	—
Total loan charge-offs	(1,759)	(1,014)
Recoveries of loans previously charged-off	53	27
Net loan charge-offs	(1,706)	(987)
Provision for loan losses	1,050	903
Balance at end of period	$11,768	$17,095

	March 31, 2012	December 31, 2011	March 31, 2011
	(Dollars in thousands)
Allowance for loan losses	$11,768	$12,424	$17,095
Total loans receivable, net of unearned fees	706,938	711,226	724,223
Allowance for loan losses to total loans	1.66%	1.75%	2.36%
Allowance for loan losses to non-performing loans	25.43	27.25	28.65
Ratio of net loans charged-off to average loans outstanding for the quarter ended, annualized	.97	9.47	.54

The allowance for loan losses decreased $656,000 to $11.8 million at March 31, 2012 compared to $12.4 million at December 31, 2011 and $5.3 million from $17.1 million at March 31, 2011.  The ratio of the allowance for loan losses to total loans decreased to 1.66% at March 31, 2012 compared to 1.75% and 2.36%, respectively, at December 31, 2011 and March 31, 2011.

The provision for losses on loans increased to $1.05 million for the first quarter of 2012 from $903,000 for the prior year quarter.  The increase was primarily related to the higher level of net charge-offs in the current quarter.  Net charge-offs included $936,000 on a non-owner occupied commercial real estate loan and $418,000 on a non-owner occupied and multifamily commercial real estate lending relationship.

When we determine that a non-performing collateral dependent loan has a collateral shortfall, we will immediately charge off the collateral shortfall.  As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans has continued to be negatively affected by cumulative partial charge-offs of $13.7 million recorded through March 31, 2012 on $27.2 million (net of charge-offs) of non-performing collateral dependent loans. At March 31, 2012, the ratio of the allowance for loan losses to non-performing loans, excluding the $27.2 million of non-performing collateral dependent loans with partial charge-offs, was 61.6%.

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

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity.  The amortized cost of investment securities available-for-sale and their fair values were as follows at the dates indicated:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At March 31, 2012:
Available-for-sale investment securities:
U.S. Treasury securities	$17,500	$17,467	$399	$(1)	$17,865
Government sponsored entity (GSE) securities	44,800	44,947	1,280	—	46,227
Corporate bonds	5,420	5,046	89	—	5,135
Collateralized mortgage obligations	94,712	84,521	2,267	(707)	86,081
Commercial mortgage-backed securities	61,654	62,464	1,600	—	64,064
Asset backed securities	4,811	4,407	8	(9)	4,406
Pooled trust preferred securities	26,730	24,247	—	(8,780)	15,467
GSE preferred stock	200	—	2	—	2
Total available-for-sale investment securities	$255,827	$243,099	$5,645	$(9,497)	$239,247

Held-to-maturity investment securities:
Asset backed securities	$7,775	$8,001	$259	$—	$8,260
Municipal securities	7,910	7,910	50	—	7,960
Total held-to-maturity investment securities	$15,685	$15,911	$309	$—	$16,220

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At December 31, 2011:
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,967	$447	$—	$15,414
Government sponsored entity (GSE) securities	46,800	46,967	1,415	—	48,382
Corporate bonds	5,420	5,022	9	(4)	5,027
Collateralized mortgage obligations	79,006	71,073	1,178	(1,367)	70,884
Commercial mortgage-backed securities	72,885	74,664	1,520	(66)	76,118
Pooled trust preferred securities	27,398	24,804	—	(6,249)	18,555
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$246,709	$237,497	$4,570	$(7,686)	$234,381

Held-to-maturity investment securities:
Asset backed securities	$8,201	$8,461	$285	$—	$8,746
Municipal securities	7,910	7,910	47	—	7,957
Total held-to-maturity investment securities	$16,111	$16,371	$332	$—	$16,703

The fair value of investment securities available-for-sale totaled $239.2 million at March 31, 2012 compared to $234.4 million at December 31, 2011.  Our investment securities portfolio increased since December 31, 2011 due to investing the proceeds from both our deposit growth and redemption of Federal Home Loan Bank stock as the demand for loans remains constrained by our local economic conditions.

At March 31, 2012, our collateralized mortgage obligation portfolio totaled $86.1 million, with 98% of the portfolio maintaining a lowest credit rating of A or better.  The portfolio is mainly backed by residential mortgages originated prior to 2005.  Of our collateralized mortgage obligation portfolio, $67.3 million consists of floating-rate bonds with unaccreted discounts totaling $9.9 million.  The composition of this portfolio includes $4.9 million backed by Ginnie Mae.

Our commercial mortgage-backed investment securities portfolio consists mainly of senior tranches of issues originated prior to 2006 with extensive subordination.  All bonds were AAA-rated at March 31, 2012.

Our corporate bond portfolio consists of three A-rated to AA-rated, floating-rate notes purchased at large discounts with maturities ranging from 2014 to 2016.

At March 31, 2012, management believed the unrealized losses in our investment securities portfolio are primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities.  The fair value of these securities is expected to recover as the economy recovers, as interest rates rise, and as the performance of the underlying collateral improves.

All of our pooled trust preferred investments were AAA-rated when they were purchased in late 2007 and early 2008 at discounts in excess of 10%.  In 2009, the market for this type of investment was severely impacted by the credit crisis leading to increased deferrals and defaults.  Credit ratings were also negatively affected in 2009, and all of these securities in our portfolio have at least one rating below investment grade.  One tranche with an amortized cost of $7.1 million holds recently updated ratings of both A and CCC-. One issue had one of its ratings upgraded to A3 in the first quarter of 2012. During the second quarter of 2012, the same issue had its other rating upgraded from CCC+ to BB+, which is now its lowest rating. The rating agency that places the lowest rating on all of our issues placed all of them on watch for upgrade in mid-April 2012.

We utilize extensive external and internal analysis on the pooled trust preferred holdings.  Our internal model stress tests all underlying issuers in the pools to project probabilities of deferral or default.  Management’s internal modeling runs multiple stress scenarios.  The high-stress scenario utilizes immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring or defaulting, based upon its review of the underlying issuers’ most recent financial and regulatory information, is assumed to default immediately.  Despite a recent trend of recoveries from previously defaulted trust preferred collateral, the high-stress scenario assumes no recoveries on defaulted collateral.  All external and internal stress testing at March 31, 2012 currently projects no loss of principal or interest on any of our pooled trust preferred holdings.

All of our pooled trust preferred holdings are Super Senior tranches and were purchased at large discounts.  The Super Senior tranches are the most senior tranches.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the Super Senior tranches.  If certain senior coverage tests are not met, all interest is diverted from subordinate classes to pay down principal on the Super Senior tranche.  Four of the five issues we own are failing the senior coverage test.  This test is structured to protect the holders of the Super Senior tranches if deferrals or defaults exceed a specific threshold as a percent of the outstanding senior tranches.  As such, the proceeds of any early redemptions, successful tenders, or cures will be used to further pay down principal of the Super Senior tranches on these issues.  The annualized principal pay down rates on our pooled trust preferred holdings was 9.0% for the past four quarters.  Based on the pace of and success of planned capital raises by underlying issuers and confirmed acquisition announcements of underlying issuers, management expects additional cure and redemption announcements in the near term.  During the first quarter of 2012, the percentage of original collateral backing the pools deemed at risk by management declined.

An increasing number of previously deferring issuers of our pooled trust preferred holdings are resuming payments.  Of the previously deferring issues, 8.4% “cured,” or resumed payments, in the fourth quarter of 2011 and an additional 8.3% cured in the first quarter of 2012.  When a previously deferring company cures, all past interest and accrued interest on the past due interest is paid to the trust.

Management is expecting redemption activity to remain strong this year as call windows open on the remaining securities, certain issuers reevaluate the impact of Dodd-Frank changes to Tier 1 capital treatment for these securities, and because of the high cost of this capital in the current low interest rate market.  The call window is open on four of our five pooled trust preferred holdings, and the call window on the remaining security we hold will open later this year.

Due to the current ratings on the pooled trust preferred securities being below investment grade, our investments in pooled trust preferred securities with an aggregate amortized cost of $28.4 million are classified as substandard in accordance with regulatory requirements.

Deposits

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$105,177	10.5%	$96,321	9.9%	9.2%
Interest-bearing	179,366	17.8	175,150	17.9	2.4
Money market accounts	202,668	20.2	192,593	19.7	5.2
Savings accounts	140,025	13.9	133,292	13.6	5.1
Core deposits	627,236	62.4	597,356	61.1	5.0
Certificates of deposit accounts	377,205	37.6	380,068	38.9	(.8)
Total deposits	$1,004,441	100.0%	$977,424	100.0%	2.8%

We strive to grow deposits through many channels including enhancing our brand recognition within our communities, offering attractive deposit products, bringing in new client relationships by meeting all of their banking needs, and holding our experienced sales team accountable for growing deposits and relationships. During the first quarter of 2012, we implemented our HPC deposit acquisition marketing program that targets both retail and business clients. The program is designed to attract a younger demographic and enhance growth in core deposits and related fee income as well as to provide additional cross-selling opportunities. The $29.9 million increase in core deposits during the first quarter of 2012 is primarily related to clients moving maturing certificates of deposit into money market accounts due to the current low interest rate environment, increased municipal deposits, and the impact of the new HPC program which generated approximately $3.0 million in new core deposit growth during the quarter.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative as compared to FHLB advances.  At March 31, 2012, we had $12.1 million in Repo Sweeps compared to $14.3 million at December 31, 2011.  The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds.  The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds

Borrowed funds consisted of the following at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Weighted-Average Contractual Rate	Amount	Weighted-Average Contractual Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2013	$15,000	2.22%	$15,000	2.22%
2014 (1)	1,069	6.71	1,069	6.71
2015	15,000	1.42	15,000	1.42
2018 (1)	2,439	5.54	2,439	5.54
2019 (1)	6,304	6.30	6,358	6.29
Total FHLB advances	39,812	2.89	39,866	2.89
Short-term variable-rate borrowed funds - Repo Sweep accounts	12,123.15		14,334.20
Total borrowed funds	$51,935	2.25%	$54,200	2.18%

(1)	These are amortizing advances and are listed by their contractual final maturity date.

At March 31, 2012 and December 31, 2011, the Bank had a line of credit with a large commercial bank with a maximum of $15.0 million in secured overnight federal funds availability at the federal funds market rate at the time of any borrowing.  The Bank also has a borrowing relationship with the Federal Reserve Bank (FRB) discount window.  These lines were not utilized during the three months ended March 31, 2012.

Shareholders’ Equity

Shareholders’ equity at March 31, 2012 was relatively stable at $103.3 million compared to $103.2 million at December 31, 2011. The increase in shareholders’ equity during the first quarter of 2012 was primarily related to net income of $490,000 for the quarter, partially offset by a $299,000 increase in accumulated other comprehensive loss and dividends declared of $109,000.

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

At March 31, 2012, we had cash and cash equivalents of $113.1 million, an increase from $92.1 million at December 31, 2011.  The increase was mainly the result of proceeds from sales, maturities, and paydowns of investment securities aggregating $24.5 million and increases in deposit accounts totaling $27.0 million. These cash inflows were partially offset by purchases of investment securities totaling $29.4 million.

We use our sources of funds primarily to meet our ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain an investment securities portfolio.  We anticipate that we will continue to have sufficient funds to meet our current commitments.

The parent company’s liquidity needs consist primarily of operating expenses and dividend payments to shareholders.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  We are prohibited from repurchasing shares and incurring any debt at the parent company without the prior approval of the Office of the Comptroller of the Currency (OCC) under our informal regulatory agreement.

We are currently prohibited from paying dividends to our shareholders without the prior approval of the Federal Reserve Bureau (FRB) pursuant to our informal regulatory agreement we previously entered into with the Office of Thrift Supervision (OTS).  Additionally, the Bank requires the prior approval of the OCC before paying dividends to the Company under its informal regulatory agreement. Absent such restriction, OCC regulations provide various standards under which the Bank may declare and pay dividends to the parent company without prior approval. The dividends from the Bank are limited to the extent of its cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  At March 31, 2012, under current regulations, the Bank had no net earnings available for dividend declarations.  At March 31, 2012, the parent company had $2.1 million in cash and cash equivalents.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations

The following table presents our contractual obligations to third parties at March 31, 2012 by maturity:

	Payments Due By Period
	One Year or less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$276,520	$82,753	$16,784	$1,148	$377,205
FHLB advances (1)	360	16,770	15,837	6,845	39,812
Short-term borrowed funds (2)	12,123	—	—	—	12,123
Service bureau contract	1,639	3,278	3,278	—	8,195
Operating leases	423	553	259	1,838	3,073
Dividends payable on common stock	109	—	—	—	109
	$291,174	$103,354	$36,158	$9,831	$440,517

(1)	Does not include interest expense at the weighted-average contractual rate of 2.89% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of .15% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at March 31, 2012:

	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$7,654	$159	$—	$350	$8,163
Commercial real estate:
Owner occupied	11,094	285	—	—	11,379
Non-owner occupied	1,510	4,000	—	—	5,510
Multifamily	5,750	21	—	—	5,771
Commercial construction and land development	2,621	—	—	—	2,621
Commercial participations	48	—	—	—	48
Retail	3,927	—	—	—	3,927
Commitments to fund unused:
Equity lines of credit	24	—	—	39,984	40,008
Commercial business lines	46,541	3,060	—	—	49,601
Construction loans	—	—	28	—	28
Credit enhancements	2,328	—	4,514	8,512	15,354
Letters of credit	1,535	137	—	—	1,672
	$83,032	$7,662	$4,542	$48,846	$144,082

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.  Credit enhancements expire at various dates through 2018.  Letters of credit expire at various dates through 2013.

We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act.  These commitments include $376,000 to be funded over two years.  The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.  These commitments are not included in the commitment table above.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the below table of total risk-based, tangible, and core capital, as defined in the regulations. The Bank met all capital adequacy requirements to which it is subject as of March 31, 2012 and December 31, 2011.

At March 31, 2012, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the OCC. The total amount of deferred tax assets not included for regulatory capital purposes was $9.6 million and $8.6 million, respectively, at March 31, 2012 and December 31, 2011. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, management considers a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, tax planning strategies, and OCC limitations. Using all information available to management at each statement of condition date, these factors are reviewed and can and do vary from period to period.

The current regulatory capital requirements and the actual capital levels of the Bank at March 31, 2012 and December 31, 2011 are presented in the following table. There are no conditions or events since March 31, 2012 that management believes have changed the Bank’s category. At March 31, 2012, the Bank’s adjusted total assets were $1.2 billion and its risk-weighted assets were $786.6 million.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2012:
Tangible capital to adjusted total assets	$94,224	8.11%	$17,435	>= 1.5	$23,246	>= 2.0
Tier 1 (core) capital to adjusted total assets	94,224	8.11	46,492	>= 4.0	58,115	>= 5.0
Tier 1 (core) capital to risk-weighted assets	94,224	11.98	31,464	>= 4.0	47,196	>= 6.0
Total capital to risk-weighted assets	104,081	13.23	62,928	>= 8.0	78,660	>= 10.0

As of December 31, 2011:
Tangible capital to adjusted total assets	$94,502	8.26%	$17,151	>= 1.5	$22,868	>= 2.0
Tier 1 (core) capital to adjusted total assets	94,502	8.26	45,737	>= 4.0	57,171	>= 5.0
Tier 1 (core) capital to risk-weighted assets	94,502	11.40	33,168	>= 4.0	49,752	>= 6.0
Total capital to risk-weighted assets	104,892	12.65	66,336	>= 8.0	82,920	>= 10.0

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at March 31, 2012:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$102,379	$102,379	$102,379
Disallowed deferred tax asset	(9,552)	(9,552)	(9,552)
Adjustment for unrealized losses on certain available-for-sale securities	2,227	2,227	2,227
Other	(830)	(830)	(830)
General allowance for loan losses	—	—	9,857
Regulatory capital of the Bank	$94,224	$94,224	$104,081

The increase in the Bank’s risk-based capital ratio from December 31, 2011 is primarily a result of an increase in the Bank’s shareholders’ equity from net income for the quarter ended March 31, 2012 coupled with an increase in other interest earning deposits that are in the 0% risk-weighting category. In addition, during the first quarter of 2012, the Bank began calculating its risk-based capital ratio in accordance with OCC standards which could vary from the former OTS standards. As such, management identified specific multifamily commercial real estate loans that it deemed to be more appropriately included in the 50% risk-weighting category rather than the 100% risk-weighting category.

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

Net Portfolio Value Analysis measures our interest rate risk by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a shock in interest rates ranging down 200 to up 300 basis points.  The following table shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of March 31, 2012 and December 31, 2011.

		Net Portfolio Value
		At March 31, 2012			At December 31, 2011
		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$134,112	$20,648	18.2%	$128,623	$18,838	17.2%
+	200	130,032	16,568	14.6	125,450	15,665	14.3
+	100	123,840	10,376	9.1	119,804	10,019	9.1
	0	113,464	—	—	109,785	—	—
-	100	98,452	(15,012)	(13.2)	95,325	(14,460)	(13.2)
-	200	93,911	(19,553)	(17.2)	91,269	(18,516)	(16.9)

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

The following table presents the projected changes in net interest income over a twelve-month period for the various interest rate change (rate shocks) scenarios at March 31, 2012 and December 31, 2011, respectively.

		Change in Net Interest Income Over a Twelve Month Period
		March 31, 2012		December 31, 2011
		$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$2,153	6.1%	$1,008	2.8%
+	200	1,383	3.9	678	1.9
+	100	430	1.2	297.8
-	100	(454)	(1.3)	155.4
-	200	(550)	(1.6)	1	—

The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 3.9% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to decrease 1.3% in year one.  The primary causes for the changes in net interest income over the twelve-month period were a result of the changes in the composition of interest-earning assets and interest-bearing liabilities, their repricing characteristics and frequencies, and related interest rates.  The net interest income projections for rising rates have improved since December 31, 2011 as the Bank has been growing low-cost core deposits, shifting the investment securities portfolio from fixed-rate bonds to floating-rate bonds, and growing interest-earning bank deposit assets. Actual results will differ from the above model results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.  The above table does not reflect any actions we might take in response to changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At March 31, 2012, we were in compliance with all of our tolerance limits.

The IRR analyses include the assets and liabilities of the Bank only.  Inclusion of Company-only assets and liabilities would not have a material impact on the results presented.

Item 4.        Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.       Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 (the 2011 Form 10-K), which could materially affect our business, financial condition, or future results.  There have been no material changes from the risk factors as disclosed in the 2011 Form 10-K.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
We did not repurchase any shares of our common stock during the quarter ended March 31, 2012.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior approval pursuant to an informal regulatory agreement.

Item 3.          Defaults Upon Senior Securities

(a)	None.

(b)	Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

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
101.0
The following financial statements from the CFS Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012, formatted in Extensive Business Reporting Language (XBRL):  (i) condensed consolidated statements of condition, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of changes in shareholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements (4)

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

CFS BANCORP, INC.

Date:	May 15, 2012	By:	/s/ Daryl D. Pomranke
Daryl D. Pomranke, Chief Executive Officer and President

Date:	May 15, 2012	By:	/s/ Jerry A. Weberling
Jerry A. Weberling, Executive Vice President and Chief Financial Officer