Form 10-Q
period 2012-06-30
CFS BANCORP INC
filed 2012-08-09
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

The Registrant had 10,866,613 shares of Common Stock issued and outstanding as of August 7, 2012.

CFS BANCORP, INC.
Form 10-Q

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$33,846	$32,982
Interest-bearing deposits	51,687	59,090
Cash and cash equivalents	85,533	92,072
Investment securities available-for-sale, at fair value	226,625	234,381
Investment securities held-to-maturity, at cost	13,965	16,371
Federal Home Loan Bank stock, at cost	6,188	6,188
Loans receivable	713,596	711,226
Allowance for loan losses	(12,062)	(12,424)
Net loans	701,534	698,802
Loans held for sale	610	1,124
Bank-owned life insurance	36,435	36,275
Accrued interest receivable	2,801	3,011
Other real estate owned	19,223	19,091
Office properties and equipment	16,225	17,539
Net deferred tax assets	16,281	16,273
Other assets	6,674	7,823
Total assets	$1,132,094	$1,148,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$967,154	$977,424
Borrowed funds	51,306	54,200
Advance payments by borrowers for taxes and insurance	4,243	4,275
Other liabilities	4,794	9,803
Total liabilities	1,027,497	1,045,702

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,867,357 and 10,874,668 shares outstanding	234	234
Additional paid-in capital	187,379	187,030
Retained earnings	74,420	72,683
Treasury stock, at cost; 12,555,949 and 12,548,638 shares	(154,824)	(154,773)
Accumulated other comprehensive loss, net of tax	(2,612)	(1,926)
Total shareholders’ equity	104,597	103,248
Total liabilities and shareholders’ equity	$1,132,094	$1,148,950

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$8,243	$9,016	$16,629	$17,827
Investment securities	2,186	2,040	4,316	4,085
Other interest-earning assets	103	164	196	321
Total interest income	10,532	11,220	21,141	22,233
Interest expense:
Deposits	1,294	1,777	2,684	3,670
Borrowed funds	294	256	590	519
Total interest expense	1,588	2,033	3,274	4,189
Net interest income	8,944	9,187	17,867	18,044
Provision for loan losses	1,150	996	2,200	1,899
Net interest income after provision for loan losses	7,794	8,191	15,667	16,145
Non-interest income:
Service charges and other fees	1,087	1,174	2,105	2,250
Card-based fees	577	520	1,110	995
Commission income	75	78	132	123
Net gain on sale of:
Investment securities	305	173	723	692
Loans held for sale	200	26	359	58
Other real estate owned	86	2,238	39	2,233
Income from bank-owned life insurance	162	210	702	416
Other income	151	119	297	222
Total non-interest income	2,643	4,538	5,467	6,989
Non-interest expense:
Compensation and employee benefits	4,467	5,047	9,180	10,286
Net occupancy expense	679	670	1,387	1,435
FDIC insurance premiums and regulatory assessments	490	504	978	1,157
Furniture and equipment expense	468	454	925	917
Data processing	445	441	883	883
Marketing	322	270	726	457
Professional fees	198	334	451	722
Other real estate owned related expense, net	316	2,011	934	2,603
Loan collection expense	119	233	237	353
Severance and early retirement expense	—	—	876	—
Other general and administrative expenses	1,038	1,107	2,172	2,225
Total non-interest expense	8,542	11,071	18,749	21,038
Income before income tax expense	1,895	1,658	2,385	2,096
Income tax expense	541	425	541	391
Net income	$1,354	$1,233	$1,844	$1,705

Per share data:
Basic earnings per share	.13	.12	.17	.16
Diluted earnings per share	.13	.11	.17	.16
Cash dividends declared per share	—	.01	.01	.02
Weighted-average common and common share equivalents outstanding:
Basic	10,750,313	10,691,424	10,724,103	10,671,196
Diluted	10,806,555	10,759,332	10,776,476	10,733,149

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Net income	$1,354	$1,233	$1,844	$1,705
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period:
Unrealized net gains (losses)	(291)	1,859	(609)	3,109
Related income tax (expense) benefit	90	(675)	376	(1,124)
Net unrealized gains (losses)	(201)	1,184	(233)	1,985
Less: reclassification adjustment for net gains realized during the period:
Realized net gains	305	173	723	692
Related income tax expense	(119)	(64)	(270)	(253)
Net realized gains	186	109	453	439
Other comprehensive income (loss)	(387)	1,075	(686)	1,546
Comprehensive income	$967	$2,308	$1,158	$3,251

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(Unaudited) (Dollars in thousands)
Balance at January 1, 2011	$234	$187,164	$83,592	$(155,112)	$(2,950)	$112,928
Net income	—	—	1,705	—	—	1,705
Other comprehensive income	—	—	—	—	1,546	1,546
Forfeiture of restricted stock awards	—	437	2	(437)	—	2
Vesting of restricted stock awards	—	204	—	—	—	204
Grants of restricted stock awards	—	(672)	—	672	—	—
Dividends declared on common stock ($.02 per share)	—	—	(219)	—	—	(219)
Balance at June 30, 2011	$234	$187,133	$85,080	$(154,877)	$(1,404)	$116,166

Balance at January 1, 2012	$234	$187,030	$72,683	$(154,773)	$(1,926)	$103,248
Net income	—	—	1,844	—	—	1,844
Other comprehensive loss	—	—	—	—	(686)	(686)
Amortization of stock based compensation	—	6	—	—	—	6
Forfeiture of restricted stock awards	—	615	2	(615)	—	2
Vesting of restricted stock awards	—	318	—	(26)	—	292
Grants of restricted stock awards	—	(590)	—	590	—	—
Dividends declared on common stock ($.01 per share)	—	—	(109)	—	—	(109)
Balance at June 30, 2012	$234	$187,379	$74,420	$(154,824)	$(2,612)	$104,597

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2011
	(Unaudited) (Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$1,844	$1,705
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,200	1,899
Depreciation and amortization	760	755
Net discount accretion on investment securities available-for-sale	(881)	(52)
Net premium amortization on investment securities held-to-maturity	66	81
Net gain on sale of:
Loans held for sale	(359)	(58)
Investment securities	(723)	(692)
Other real estate owned	(39)	(2,233)
Properties and equipment	(8)	—
Writedowns on other real estate owned	684	1,785
Writedowns on transfer of future branch sites to other real estate owned	—	396
Writedown on construction in process	—	106
Deferred income tax expense	554	334
Proceeds from sale of loans held for sale	20,790	2,434
Origination of loans held for sale	(19,689)	(2,299)
Increase in cash surrender value of bank-owned life insurance	(702)	(416)
Decrease in other assets	1,525	2,879
Increase (decrease) in other liabilities	(4,694)	109
Net cash flows provided by operating activities	1,328	6,733
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	22,343	19,463
Other real estate owned	1,950	6,130
Properties and equipment	26	—
Proceeds from maturities and paydowns of:
Investment securities, available-for-sale	31,715	29,644
Investment securities, held-to-maturity	2,340	2,283
Purchases of:
Investment securities, available-for-sale	(46,032)	(82,965)
Properties and equipment	(423)	(67)
Redemption of Federal Home Loan Bank stock	—	11,645
Increase in loans receivable	(6,854)	(10,550)
Proceeds from bank-owned life insurance	542	—
Net cash flows provided by (used in) investing activities	5,607	(24,417)
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	(10,330)	18,593
Advance payments by borrowers for taxes and insurance	(32)	(231)
Short-term borrowed funds	(2,794)	378
Repayments of Federal Home Loan Bank advances	(100)	(15,093)
Dividends paid on common stock	(218)	(219)
Net cash flows provided by (used in) financing activities	(13,474)	3,428
Decrease in cash and cash equivalents	(6,539)	(14,256)
Cash and cash equivalents at beginning of period	92,072	61,754
Cash and cash equivalents at end of period	$85,533	$47,498

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2012	2011
	(Unaudited) (Dollars in thousands)
Supplemental disclosures:
Loans and land transferred to other real estate owned	$2,719	$4,522
Cash paid for interest on deposits	2,687	3,670
Cash paid for interest on borrowed funds	594	549

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.  The June 30, 2012 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)

Net income	$1,354	$1,233	$1,844	$1,705
Weighted-average common shares:
Outstanding	10,750,313	10,691,424	10,724,103	10,671,196
Equivalents (1)	56,242	67,908	52,373	61,953
Total	10,806,555	10,759,332	10,776,476	10,733,149
Earnings per share:
Basic	$.13	$.12	$.17	$.16
Diluted	.13	.11	.17	.16
Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	399,795	516,495	425,895	581,882
Weighted-average exercise price of anti-dilutive option shares	$14.06	$14.01	$14.06	$13.71

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

3.	Investment Securities

The amortized cost of investment securities and their fair values are as follows for the periods indicated:

	June 30, 2012
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$14,500	$14,469	$436	$—	$14,905
Government sponsored entity (GSE) securities	37,800	37,826	939	—	38,765
Corporate bonds	5,420	5,069	100	—	5,169
Collateralized mortgage obligations	96,052	86,071	1,937	(884)	87,124
Commercial mortgage-backed securities	58,969	60,155	1,340	—	61,495
Asset backed securities	4,599	4,226	—	(9)	4,217
Pooled trust preferred securities	25,588	23,257	—	(8,311)	14,946
GSE preferred stock	200	—	4	—	4
Total available-for-sale investment securities	$243,128	$231,073	$4,756	$(9,204)	$226,625

Held-to-maturity investment securities:
Asset backed securities	$7,331	$7,525	$183	$—	$7,708
Municipal securities	6,440	6,440	46	—	6,486
Total held-to-maturity investment securities	$13,771	$13,965	$229	$—	$14,194

	December 31, 2011
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,967	$447	$—	$15,414
Government sponsored entity (GSE) securities	46,800	46,967	1,415	—	48,382
Corporate bonds	5,420	5,022	9	(4)	5,027
Collateralized mortgage obligations	79,006	71,073	1,178	(1,367)	70,884
Commercial mortgage-backed securities	72,885	74,664	1,520	(66)	76,118
Pooled trust preferred securities	27,398	24,804	—	(6,249)	18,555
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$246,709	$237,497	$4,570	$(7,686)	$234,381

Held-to-maturity investment securities:
Asset backed securities	$8,201	$8,461	$285	$—	$8,746
Municipal securities	7,910	7,910	47	—	7,957
Total held-to-maturity investment securities	$16,111	$16,371	$332	$—	$16,703

The Company’s investments in residential collateralized mortgage obligations consisted of $4.6 million and $5.2 million, respectively, of GSE issued investment securities and $82.5 million and $65.7 million, respectively, of non-agency (private issued) residential investment securities at June 30, 2012 and December 31, 2011.

Investment securities with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated.

	June 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$37,501	$(791)	$2,286	$(93)	$39,787	$(884)
Asset backed securities	4,186	(1)	31	(8)	4,217	(9)
Pooled trust preferred securities	—	—	14,946	(8,311)	14,946	(8,311)
	$41,687	$(792)	$17,263	$(8,412)	$58,950	$(9,204)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate bonds	$3,969	$(4)	$—	$—	$3,969	$(4)
Collateralized mortgage obligations	34,504	(983)	3,428	(384)	37,932	(1,367)
Commercial mortgage-backed securities	89	(1)	4,154	(65)	4,243	(66)
Pooled trust preferred securities	—	—	18,555	(6,249)	18,555	(6,249)
	$38,562	$(988)	$26,137	$(6,698)	$64,699	$(7,686)

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

At June 30, 2012, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal for the “Super Senior” tranches.  In management’s belief, the continued decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity.  We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at June 30, 2012 did not constitute other-than-temporary impairments.

The amortized cost and fair value of investment securities at June 30, 2012, by contractual maturity, are shown in the following tables.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasury securities:
Due in one year or less	$2,500	$2,500
Due after one year through five years	11,969	12,405
GSE securities:
Due in one year or less	800	805
Due after one year through five years	37,026	37,960
Corporate bonds — Due after one year through five years	5,069	5,169
Collateralized mortgage obligations:
Due after five years through ten years	8,940	9,423
Due after ten years	77,131	77,701
Commercial mortgage-backed securities — Due after ten years	60,155	61,495
Asset backed securities — Due after ten years	4,226	4,217
Pooled trust preferred securities — Due after ten years	23,257	14,946
GSE preferred stock	—	4
	$231,073	$226,625

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Asset backed securities — Due after five years through ten years	$7,525	$7,708
Municipal securities:
Due in one year or less	2,500	2,512
Due after one year through five years	3,940	3,974
	$13,965	$14,194

The Company realized gross gains on the sale of available-for-sale investment securities for the three months ended June 30, 2012 and 2011 totaling $305,000 and $173,000, respectively. Gross gains realized for the six months ended June 30, 2012 and 2011 totaled $723,000 and $692,000, respectively.

The carrying value of investment securities pledged as collateral to secure public deposits and for other purposes at June 30, 2012 and December 31, 2011 was $40.3 million and $54.4 million, respectively.

At June 30, 2012, other than the U.S. Government, its agencies, and GSEs, the Company had holdings of investment securities from three separate issuers in an amount greater than 10% of shareholders’ equity as identified in the table below.

Issuer	Book Value	Market Value	# of Underlying Pools
	(Dollars in thousands)
Homestar Mortgage Acceptance Corp	$14,001	$14,278	4
IMPAC CMB Trust	10,989	10,987	3
JP Morgan Chase Commercial Mortgage Securities Corp	18,398	18,811	5

There are seven different pools of collateral backing eight collateralized mortgage obligation securities issued by Homestar Mortgage Acceptance Corp and IMPAC CMB Trust. These pools consist primarily of floating-rate, first lien mortgages originated prior to 2005 on single-family properties in multiple states. There are five different collateral pools of geographically diversified commercial real estate loans backing five commercial mortgage-backed securities issued by JP Morgan Chase Commercial Mortgage Securities Corp. Four of the five collateral pools consist of commercial real estate loans originated prior to 2006 and one collateral pool consists of loans originated in 2010.

4.   Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$89,479	$85,160
Commercial real estate:
Owner occupied	102,149	93,833
Non-owner occupied	184,284	188,293
Multifamily	76,647	71,876
Commercial construction and land development	23,353	22,045
Commercial participations	6,453	12,053
Total commercial loans	482,365	473,260

Retail loans:
One-to-four family residential	177,830	181,698
Home equity lines of credit	49,476	52,873
Retail construction	1,518	1,022
Other	2,724	2,771
Total retail loans	231,548	238,364
Total loans receivable	713,913	711,624
Net deferred loan fees	(317)	(398)
Total loans receivable, net of deferred loan fees	$713,596	$711,226

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

The first component of the allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables.  The Company individually evaluates for impairment all loans classified substandard and over $375,000, which decreased from $750,000 during the second quarter of 2012, to enable management to proactively identify potential losses over a larger cross section of the loan portfolio.  We also individually evaluate for impairment all loans for which we have initiated foreclosure proceedings. For all portfolio segments, loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If management determines a loan is collateral-dependent, management will charge-off any identified collateral shortfall against the allowance for loan losses.

If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral.  The fair value of the collateral is generally obtained from the evaluation of the collateral, and one of the methods of evaluation is an independent third-party appraisal. When current appraisals are not available, management utilizes other evaluation methods to estimate the fair value of the collateral giving consideration to several factors including the price at which individual unit(s) could be sold in the current market, the period of time over which the unit(s) could be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and the current market interest rates.  The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

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

Loan losses for all portfolio segments are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the repayment capacity of the borrower based on an evaluation of available and projected cash resources and collateral value. Recoveries of amounts previously charged-off are credited to the allowance.  The Company assesses the appropriateness of the allowance for loan losses on a quarterly basis and adjusts the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level deemed appropriate by management.  The evaluation of the appropriateness of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur.  To the extent that actual outcomes differ from management’s estimates, an additional provision for loan losses could be required which could adversely affect earnings or the Company’s financial position in future periods.

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Industrial Loans (C&I)

C&I loans are primarily based on the identified historic and/or the projected cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, do fluctuate based on changes in the company’s internal and external environment including management, human and capital resources, economic conditions, competition, regulation, and product innovation/obsolescence.  The collateral securing these loans may also fluctuate in value and generally has advance rates between 50-80% of the collateral value.  Most C&I loans are secured by business assets being financed such as equipment, accounts receivable, and/or inventory and generally incorporate a secured or unsecured personal guarantee.  Occasionally, some loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable and/or inventory, the collateral securing the advances is generally monitored through a borrowing base certificate submitted by the borrower which may identify deterioration in collateral value.  The ability of the borrower to collect amounts due from its customers may be affected by its customers’ economic and financial condition.  The availability of funds for the repayment of these loans may be substantially dependent on each of the factors described above.

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

Retail Loans

The Company’s retail loans include one-to-four family residential mortgage loans, home equity loans and lines of credit, retail construction, and other consumer loans.  Management has established a maximum loan-to-value ratio (LTV) of 80% for one-to-four family residential mortgages and home equity loans and lines of credit that are secured by a first or second mortgage on owner and non-owner occupied residences.  Loan applications exceeding 80% LTV require private mortgage insurance (PMI) from a mortgage insurance company deemed acceptable by management.  Residential construction loans are underwritten to the same standards and generally require an end loan financing commitment either from the Company or another financial institution acceptable to the Company.  Other consumer loans are generally small dollar auto and personal loans based on the credit score and income of the applicant.  These loans are homogeneous in nature and are rated in pools based on similar characteristics.

The following tables present the activity in the allowance for loan losses for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Balance at beginning of period	$1,063	$2,196	$3,697	$600	$1,313	$951	$1,459	$374	$4	$111	$11,768
Provision for loan losses	645	151	163	—	129	(275)	(43)	334	—	46	1,150
Loans charged-off:
Current period charge-offs	(436)	—	(75)	—	—	(25)	(70)	(243)	—	(43)	(892)
Previously established specific reserves	—	—	—	—	—	—	—	—	—	—	—
Total loans charged-off	(436)	—	(75)	—	—	(25)	(70)	(243)	—	(43)	(892)
Recoveries	12	—	14	—	—	—	2	3	—	5	36
Balance at end of period	$1,284	$2,347	$3,799	$600	$1,442	$651	$1,348	$468	$4	$119	$12,062

	Six Months Ended June 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Balance at beginning of period	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424
Provision for loan losses	578	218	981	608	244	(791)	1	317	1	43	2,200
Loans charged-off:
Current period charge-offs	(555)	—	(436)	(378)	—	(25)	(184)	(295)	—	(60)	(1,933)
Previously established specific reserves	—	—	(718)	—	—	—	—	—	—	—	(718)
Total loans charged-off	(555)	—	(1,154)	(378)	—	(25)	(184)	(295)	—	(60)	(2,651)
Recoveries	25	—	37	—	—	—	10	4	—	13	89
Balance at end of period	$1,284	$2,347	$3,799	$600	$1,442	$651	$1,348	$468	$4	$119	$12,062

	Three Month Ended June 30, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Balance at beginning of period	$1,268	$1,012	$6,717	$461	$154	$4,719	$1,323	$1,327	$9	$105	$17,095
Provision for loan losses	435	(58)	(208)	(20)	(61)	673	230	(44)	(4)	53	996
Loans charged-off:
Current period charge-offs	(153)	(125)	—	—	—	(605)	(168)	—	—	(22)	(1,073)
Previously established specific reserves	—	—	—	—	—	—	—	—	—	—	—
Total loans charged-off	(153)	(125)	—	—	—	(605)	(168)	—	—	(22)	(1,073)
Recoveries	4	—	6	—	—	—	2	1	—	8	21
Balance at end of period	$1,554	$829	$6,515	$441	$93	$4,787	$1,387	$1,284	$5	$144	$17,039

	Six Months Ended June 30, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Balance at beginning of period	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179
Provision for loan losses	422	(136)	(405)	295	(91)	1,536	219	21	(2)	40	1,899
Loans charged-off:
Current period charge-offs	(153)	(125)	—	(204)	(4)	(1,308)	(191)	(52)	—	(50)	(2,087)
Previously established specific reserves	—	—	—	—	—	—	—	—	—	—	—
Total loans charged-off	(153)	(125)	—	(204)	(4)	(1,308)	(191)	(52)	—	(50)	(2,087)
Recoveries	6	—	14	—	—	—	3	6	—	19	48
Balance at end of period	$1,554	$829	$6,515	$441	$93	$4,787	$1,387	$1,284	$5	$144	$17,039

The following tables provide other information regarding the allowance for loan and lease losses and balances by portfolio segment and impairment method at the dates indicated.

	At June 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$195	$—	$148	$—	$—	$—	$—	$—	$343
Collectively evaluated for impairment	1,284	2,347	3,604	600	1,294	651	1,348	468	4	119	11,719
Total evaluated for impairment	$1,284	$2,347	$3,799	$600	$1,442	$651	$1,348	$468	$4	$119	$12,062

Loans receivable:
Individually evaluated for impairment	$1,240	$11,783	$31,032	$3,691	$4,766	$2,330	$2,890	$483	$169	$—	$58,384
Collectively evaluated for impairment	88,239	90,366	153,252	72,956	18,587	4,123	174,940	48,993	1,349	2,724	655,529
Total loans receivable	$89,479	$102,149	$184,284	$76,647	$23,353	$6,453	$177,830	$49,476	$1,518	$2,724	$713,913

	At December 31, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$718	$—	$—	$—	$—	$—	$—	$—	$718
Collectively evaluated for impairment	1,236	2,129	3,217	370	1,198	1,467	1,521	442	3	123	11,706
Total evaluated for impairment	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424

Loans receivable:
Individually evaluated for impairment	$2,479	$11,203	$25,518	$673	$2,781	$2,355	$—	$—	$—	$—	$45,009
Collectively evaluated for impairment	82,681	82,630	162,775	71,203	19,264	9,698	181,698	52,873	1,022	2,771	666,615
Total loans receivable	$85,160	$93,833	$188,293	$71,876	$22,045	$12,053	$181,698	$52,873	$1,022	$2,771	$711,624

The Company, as a matter of good risk management practices, utilizes objective loan grading matrices to assign risk ratings to all commercial loans.  The risk rating criteria is supported by core credit attributes that emphasize debt service coverage, operating trends, collateral, and guarantor liquidity, and further removes subjective criteria and bias from the analysis.  Retail loans are rated pass until they become 90 days or more delinquent, put on non-accrual status, and generally rated substandard.  The Company uses the following definitions for risk ratings:

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

The Company’s loans receivable portfolio is summarized by risk rating category as follows:

	Risk Rating at June 30, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$75,420	$7,692	$5,857	$510	$—	$89,479
Commercial real estate:
Owner occupied	76,866	11,760	1,727	11,796	—	102,149
Non-owner occupied	131,996	5,643	17,916	28,585	144	184,284
Multifamily	69,340	3,184	599	3,524	—	76,647
Commercial construction and land development	17,296	1,290	—	4,160	607	23,353
Commercial participations	4,114	9	—	2,330	—	6,453
Total commercial loans	375,032	29,578	26,099	50,905	751	482,365

Retail loans:
One-to-four family residential	172,267	—	—	5,563	—	177,830
Home equity lines of credit	48,927	—	—	549	—	49,476
Retail construction	1,199	—	—	319	—	1,518
Other	2,724	—	—	—	—	2,724
Total retail loans	225,117	—	—	6,431	—	231,548
Total loans	$600,149	$29,578	$26,099	$57,336	$751	$713,913

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$595,119	$25,384	$25,199	$1,739	$607	$648,048
Delinquent:
30-59 days	3,685	2,182	900	1,183	—	7,950
60-89 days	1,345	1,157	—	2,717	—	5,219
90 days or more	—	846	—	—	—	846
Non-accrual	—	9	—	51,697	144	51,850
Total loans	$600,149	$29,578	$26,099	$57,336	$751	$713,913

	Risk Rating at December 31, 2011
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$76,554	$6,534	$1,476	$596	$—	$85,160
Commercial real estate:
Owner occupied	69,029	12,036	1,540	11,228	—	93,833
Non-owner occupied	147,678	9,219	7,347	24,049	—	188,293
Multifamily	65,920	3,119	2,331	506	—	71,876
Commercial construction and land development	16,412	805	1,450	3,378	—	22,045
Commercial participations	9,698	—	—	2,355	—	12,053
Total commercial loans	385,291	31,713	14,144	42,112	—	473,260

Retail loans:
One-to-four family residential	176,763	—	—	4,935	—	181,698
Home equity lines of credit	52,332	—	—	541	—	52,873
Retail construction	853	—	—	169	—	1,022
Other	2,771	—	—	—	—	2,771
Total retail loans	232,719	—	—	5,645	—	238,364
Total loans	$618,010	$31,713	$14,144	$47,757	$—	$711,624

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$610,127	$29,528	$11,670	$1,568	$—	$652,893
Delinquent:
30-59 days	6,083	1,285	93	597	—	8,058
60-89 days	1,800	900	2,381	—	—	5,081
90 days or more	—	—	—	5	—	5
Non-accrual	—	—	—	45,587	—	45,587
Total loans	$618,010	$31,713	$14,144	$47,757	$—	$711,624

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

Commercial loans are returned to accrual status when management, based on a thorough analysis of the borrower, can expect the full repayment of principal and interest. The analysis will reflect the borrower’s capacity to service the debt and/or the guarantor’s ability and willingness to make the required debt service payments, either under the original note agreement and terms, or, in the case of an A/B note structure, under the terms of the new A note. Analysis may also include the proceeds from the disposition of the collateral as a potential repayment source based upon the net realizable value of the property.

In addition, a note may be considered for return to accrual status when payments (equal to or greater than those required in the final A note structure) have been made by the borrower for a minimum of six months and the borrower is in compliance with all other terms of the applicable agreement.

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

The Company’s loan portfolio delinquency status and its non-accrual loans are presented in the tables below at the dates indicated. The Company’s loans that are current and in non-accrual status include loans that have been restructured as troubled debt restructurings (TDRs) and have not yet met the required six months of payments under the restructured terms to be returned to accrual status.

	Delinquency at June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Current Non-accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$300	$917	$130	$510	$1,857	$87,622	$89,479	$264
Commercial real estate:
Owner occupied	1,894	553	716	11,492	14,655	87,494	102,149	779
Non-owner occupied	1,903	1,423	—	24,791	28,117	156,167	184,284	9,687
Multifamily	312	1,590	—	1,521	3,423	73,224	76,647	—
Commercial construction and land development	827	—	—	4,766	5,593	17,760	23,353	1,450
Commercial participations	—	—	—	2,339	2,339	4,114	6,453	—
Total commercial loans	5,236	4,483	846	45,419	55,984	426,381	482,365	12,180

Retail loans:
One-to-four family residential	2,572	736	—	5,562	8,870	168,960	177,830	1,516
Home equity lines of credit	141	—	—	550	691	48,785	49,476	214
Retail construction	—	—	—	319	319	1,199	1,518	—
Other	1	—	—	—	1	2,723	2,724	—
Total retail loans	2,714	736	—	6,431	9,881	221,667	231,548	1,730
Total loans receivable	$7,950	$5,219	$846	$51,850	$65,865	$648,048	$713,913	$13,910

	Delinquency at December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Current Non-accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$369	$24	$—	$596	$989	$84,171	$85,160	$262
Commercial real estate:
Owner occupied	551	—	—	11,228	11,779	82,054	93,833	569
Non-owner occupied	1,622	1,173	5	22,294	25,094	163,199	188,293	6,122
Multifamily	1,856	1,732	—	91	3,679	68,197	71,876	—
Commercial construction and land development	—	502	—	3,378	3,880	18,165	22,045	—
Commercial participations	—	—	—	2,355	2,355	9,698	12,053	—
Total commercial loans	4,398	3,431	5	39,942	47,776	425,484	473,260	6,953

Retail loans:
One-to-four family residential	3,439	1,501	—	4,935	9,875	171,823	181,698	741
Home equity lines of credit	221	149	—	541	911	51,962	52,873	50
Retail construction	—	—	—	169	169	853	1,022	—
Other	—	—	—	—	—	2,771	2,771	—
Total retail loans	3,660	1,650	—	5,645	10,955	227,409	238,364	791
Total loans receivable	$8,058	$5,081	$5	$45,587	$58,731	$652,893	$711,624	$7,744

The Company’s impaired loans are summarized as follows with the majority of the interest income recognized on a cash basis at the time the payment is received. The below tables include impaired loans that are individually reviewed for impairment as well as $4.3 million of impaired retail loans at June 30, 2012 that have not had foreclosure proceedings initiated and are below management’s scope for individual impairment review due to immateriality.

	At June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$1,240	$2,116	$855	$—
Commercial real estate:
Owner occupied	11,783	15,488	2,977	—
Non-owner occupied	28,441	35,564	5,901	—
Multifamily	3,691	4,092	377	—
Commercial construction and land development	3,316	3,316	—	—
Commercial participations	2,330	7,239	4,768	—
Retail loans:
One-to-four family residential	7,013	7,236	222	—
Home equity lines of credit	550	639	90	—
Retail construction	319	319	—	—
Total	$58,683	$76,009	$15,190	$—

Loans with a specific valuation allowance:
Commercial real estate - non-owner occupied	$2,591	$2,591	$—	$195
Commercial construction and land development	1,450	1,450	—	148
Total	$4,041	$4,041	$—	$343

Total impaired loans:
Commercial	$54,842	$71,856	$14,878	$343
Retail	7,882	8,194	312	—
Total	$62,724	$80,050	$15,190	$343

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$2,479	$2,700	$216	$—
Commercial real estate:
Owner occupied	11,203	14,557	2,694	—
Non-owner occupied	20,532	34,130	10,553	—
Multifamily	673	673	—	—
Commercial construction and land development	2,781	2,781	—	—
Commercial participations	2,355	1,796	1,189	—
Retail loans:
One-to-four family residential	7,202	7,504	302	—
Home equity lines of credit	540	630	89	—
Retail construction	169	169	—	—
Total	$47,934	$64,940	$15,043	$—

Loans with a specific valuation allowance:
Commercial real estate - non-owner occupied	4,986	4,986	—	718
Total	$4,986	$4,986	$—	$718

Total impaired loans:
Commercial	$45,009	$61,623	$14,652	$718
Retail	7,911	8,303	391	—
Total	$52,920	$69,926	$15,043	$718

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the periods indicated.

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$1,835	$20	$3,208	$44	$2,066	$47	$3,574	$90
Commercial real estate:
Owner occupied	11,811	13	13,092	—	11,792	21	13,130	—
Non-owner occupied	28,547	113	7,557	98	29,179	182	7,695	145
Multifamily	3,703	10	678	13	3,890	21	678	17
Commercial construction and land development	3,316	—	7,171	—	3,316	—	7,171	—
Commercial participations	2,450	—	3,487	—	2,515	—	3,833	—
Retail loans:
One-to-four family residential	7,086	79	6,892	60	7,103	118	6,905	105
Home equity lines of credit	550	5	589	1	550	7	589	1
Retail construction	320	—	169	—	321	—	169	—
Other	—	—	4	—	—	—	4	—
Total	$59,618	$240	$42,847	$216	$60,732	$396	$43,748	$358

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$—	$—	$2,639	$—	$—	$—	$2,709	$—
Non-owner occupied	2,592	—	17,102	—	2,593	—	17,172	—
Commercial construction and land development	1,450	—	—	—	1,450	—	—	—
Commercial participations	—	—	5,302	—	—	—	5,302	—
Total	$4,042	$—	$25,043	$—	$4,043	$—	$25,183	$—

Total impaired loans:
Commercial	$55,704	$156	$60,236	$155	$56,801	$271	$61,264	$252
Retail	7,956	84	7,654	61	7,974	125	7,667	106
Total	$63,660	$240	$67,890	$216	$64,775	$396	$68,931	$358

The Company may grant a concession or modification for economic or legal reasons related to a borrower’s financial condition that it would not otherwise consider resulting in a modified loan which is then identified as a TDR.  The Company may modify loans through rate reductions, short-term extensions of maturity, interest only payments, or payment modifications to better match the timing of cash flows due under the modified terms with the cash flows from the borrowers’ operations.  Loan modifications are intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  TDRs are considered impaired loans for purposes of calculating the Company’s allowance for loan losses.

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

For one-to-four family residential loans and home equity lines of credit, a restructure often occurs with past due loans and may be offered as an alternative to foreclosure.  There are other situations where borrowers, who are not past due, experience a sudden job loss, become over-extended with credit obligations, or other problems, have indicated that they will be unable to make the required monthly payment and request payment relief.

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

The following table summarizes the loans that have been restructured as TDRs during the three and six months ended June 30, 2012:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Owner occupied	—	$—	$—	2	$259	$305
Non-owner occupied	—	—	—	1	66	83
Total commercial loans	—	—	—	3	325	388

Retail loans – one-to-four family residential	2	386	389	8	872	906
Total loans	2	$386	$389	11	$1,197	$1,294

Default occurs when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.  The Company had a one-to-four family residential TDR totaling $69,000 that defaulted during the three and six months ended June 30, 2012.

The tables below summarize the Company’s TDRs by loan category and accrual status at the dates indicated:

	June 30, 2012			December 31, 2011
	Accruing	Non-accruing	Total	Accruing	Non-accruing	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$946	$242	$1,188	$2,167	$259	$2,426
Commercial real estate:
Owner occupied	665	2,242	2,907	369	2,272	2,641
Non-owner occupied	3,879	10,718	14,597	3,814	11,095	14,909
Multifamily	256	—	256	259	—	259
Commercial participations	—	1,748	1,748	—	1,748	1,748
Total commercial	5,746	14,950	20,696	6,609	15,374	21,983

Retail loans – one-to-four family residential	1,451	3,021	4,472	2,266	1,600	3,866
Total troubled debt restructurings	$7,197	$17,971	$25,168	$8,875	$16,974	$25,849

At June 30, 2012, TDRs totaled $25.2 million, of which $11.1 million were performing in accordance with their agreements and on non-accrual status.

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

	June 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Commercial Participations	One-to-four Family Residential	Total
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$—	$—	$1,181	$1,181
Payment extension	1,188	2,268	2,221	—	—	772	6,449
Rate reduction and payment extension	—	304	619	256	—	2,265	3,444
Rate reduction and interest only	—	—	3,018	—	—	254	3,272
Payment extension and interest only	—	289	—	—	—	—	289
Forbearance	—	—	2,879	—	1,748	—	4,627
Rate reduction, payment extension, interest only, and forbearance	—	46	—	—	—	—	46
A/B note structure	—	—	5,860	—	—	—	5,860
Total troubled debt restructurings	$1,188	$2,907	$14,597	$256	$1,748	$4,472	$25,168

	December 31, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Commercial Participations	One-to-four Family Residential	Total
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$—	$—	$805	$805
Payment extension	2,426	2,297	2,210	—	—	948	7,881
Rate reduction and payment extension	—	—	542	259	—	1,858	2,659
Rate reduction and interest only	—	—	9,054	—	—	255	9,309
Payment extension and interest only	—	297	—	—	—	—	297
Forbearance	—	—	3,103	—	1,748	—	4,851
Rate reduction, payment extension, interest only, and forbearance	—	47	—	—	—	—	47
Total troubled debt restructurings	$2,426	$2,641	$14,909	$259	$1,748	$3,866	$25,849

At June 30, 2012, TDRs were relatively stable at $25.2 million compared to $25.8 million at December 31, 2011. The activity related to the Company’s TDRs is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance	$25,883	$39,708	$25,849	$39,581
Restructured loans identified as TDRs	389	—	1,294	1,307
Protective advances and miscellaneous	10	101	459	158
Repayments and payoffs	(1,067)	(990)	(2,387)	(2,227)
Charge-offs	(47)	(42)	(47)	(42)
Transfers to other real estate owned	—	(2,326)	—	(2,326)
Ending balance	$25,168	$36,451	$25,168	$36,451

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

		Fair Value Measurements at June 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$14,905	$—	$14,905	$—
GSE securities	38,765	—	38,765	—
Corporate bonds	5,169	—	5,169	—
Collateralized mortgage obligations	87,124	—	87,124	—
Commercial mortgage-backed securities	61,495	—	61,495	—
Asset backed securities	4,217	—	4,217	—
Pooled trust preferred securities	14,946	—	—	14,946
GSE preferred stock	4	4	—	—

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$15,414	$—	$15,414	$—
GSE securities	48,382	—	48,382	—
Corporate bonds	5,027	—	5,027	—
Collateralized mortgage obligations	70,884	—	70,884	—
Commercial mortgage-backed securities	76,118	—	76,118	—
Pooled trust preferred securities	18,555	—	—	18,555
GSE preferred stock	1	1	—	—

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

Management uses a recognized third-party pricing service to obtain market values for the Company’s fixed-income securities portfolio.  Documentation is maintained as to the methodology and summary of inputs used by the pricing service for the various types of securities, and management notes that the servicer maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs.  Management does not have access to all of the individual specific assumptions and inputs used for each security.  The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

Management validates the market values against fair market curves and other available pricing sources. Bloomberg pricing is used to compare the reasonableness of the third-party pricing service prices for U.S. Treasury securities and GSE bonds.  For all securities, the Company’s Investment Officer, who is in the market on a regular basis, monitors the market and is familiar with where similar securities are trading and where specific bonds in specific sectors should be priced.  All monthly output from the third-party provider is reviewed against expectations as to pricing based on fair market curves, ratings, coupon, structure, and recent trade reports or offerings.

Based on management’s review of the methodology and summary of inputs used, management has concluded these assets are properly classified as Level 2 assets.

Fair value determinations for Level 3 measurements of securities are the responsibility of the Company’s Investment Officer with review and approval by the Asset/Liability Management Committee. Level 3 models are utilized when quoted prices are not available for certain investment securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third-party pricing services, management judgment is necessary to determine fair value.  As such, fair value is determined using discounted cash flow analysis models, incorporating default rate assumptions, estimations of prepayment characteristics, and implied volatilities.

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities.  The markets for these securities and for similar securities at June 30, 2012 were illiquid.  There have been a limited number of observable transactions in the secondary market, however, a new issue market does not exist.  Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique.

For its Level 3 pricing model, the Company uses externally produced fair values provided by a third-party pricing service and compares them to other external pricing sources. Other external sources provided similar prices, both higher and lower, than those used by the Company.  The external model uses observed prices from limited transactions on similar securities to estimate liquidation values.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance	$15,467	$19,262	$18,555	$18,125
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	469	99	(2,062)	1,322
Principal repayments	(1,141)	(1,126)	(1,810)	(1,250)
Discount accretion	151	136	263	174
Ending balance	$14,946	$18,371	$14,946	$18,371

The following table sets forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated.

		Fair Value Measurements at June 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$11,836	$—	$—	$11,836
Other real estate owned	2,356	—	—	2,356

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$17,180	$—	$—	$17,180
Other real estate owned	2,462	—	—	2,462

Loans for which it is probable that the Bank will not collect all principal and interest due according to their contractual terms are measured for impairment.  Allowable methods for determining the amount of impairment include estimating fair value using the fair value of the collateral for collateral-dependent loans.  If the impaired loan is identified as collateral-dependent, then the fair value method of measuring the amount of impairment is utilized. Impaired loans that are collateral-dependent are classified within Level 3 of the fair value hierarchy.

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

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the second quarter of 2012.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $880,000 and $771,000 for the three months ended June 30, 2012 and 2011, respectively, and $1.7 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.  These losses are not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The estimated fair value of other real estate owned is based on current or prior appraisals, less estimated costs to sell of 10%. Other real estate owned is classified within Level 3 of the fair value hierarchy. Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the AMC. The SCO reviews the appraisals for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by the SCO with input from the Bank’s Loan Committee. The reduction in fair value of other real estate owned was $199,000 and $1.8 million, respectively, for the three months ended June 30, 2012 and 2011 and $684,000 and $2.2 million, respectively, for the six months ended June 30, 2012 and 2011.  The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

The following table sets forth quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at June 30, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Averages)
Pooled trust preferred securities	$14,946	Consensus pricing	Weighting of pricing	Varies by security 42.4% - 83.4% (57.9%)
Impaired loans (collateral-dependent)	11,836	Market comparable properties	Marketability discount	10%
Other real estate owned	2,356	Market comparable properties	Marketability discount	10%

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

Disclosure of fair value information about financial instruments for which it is practicable to estimate their value, whether or not recognized in the condensed consolidated statements of condition, is summarized below and identified within the fair value hierarchy at the dates indicated.  The aggregate fair value amounts presented do not represent the underlying value of the Company.

	June 30, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$85,533	$85,533	$—	$—
Investment securities, available-for-sale	226,625	4	211,675	14,946
Investment securities, held-to-maturity	13,965	—	14,194	—
Federal Home Loan Bank stock	6,188	6,188	—	—
Loans receivable, net of allowance for loan losses	701,534	—	—	707,434
Loans held for sale	610	—	610	—
Interest receivable	2,801	—	2,801	—
Total financial assets	$1,037,256	$91,725	$229,280	$722,380

Financial Liabilities:
Deposits	$967,154	$604,504	$—	$364,325
Borrowed funds	51,306	—	54,270	—
Advance payments by borrowers	4,243	—	4,243	—
Interest payable	84	—	84	—
Total financial liabilities	$1,022,787	$604,504	$58,597	$364,325

	December 31, 2011
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$92,072	$92,072
Investment securities, available-for-sale	234,381	234,381
Investment securities, held-to-maturity	16,371	16,703
Federal Home Loan Bank stock	6,188	6,188
Loans receivable, net of allowance for loan losses	698,802	702,987
Loans held for sale	1,124	1,124
Interest receivable	3,011	3,011
Total financial assets	$1,051,949	$1,056,466

Financial Liabilities:
Deposits	$977,424	$979,483
Borrowed funds	54,200	57,241
Advance payments by borrowers	4,275	4,275
Interest payable	90	90
Total financial liabilities	$1,035,989	$1,041,089

The carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, and advance payments by borrowers.  Investment securities fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models.  The fair value of Federal Home Loan Bank stock is based on its redemption value.  The fair values for loans receivable are estimated using discounted cash flow analyses. Cash flows are adjusted for estimated prepayments, where appropriate, and are discounted using interest rates currently being offered by the Bank for loans with similar terms and collateral to borrowers of similar credit quality. The carrying amount of loans held for sale is the amount funded and approximates fair value due to the insignificant time between origination and date of sale.

The fair value of core deposits (checking, savings, and money market accounts) is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered by the Bank for deposits of similar remaining maturities.  The fair value of borrowed funds is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Company’s off-balance sheet instruments, including lending commitments, letters of credit, and credit enhancements, approximates their book value and is not included in the above table.

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

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there were 64,500 shares that had not yet been issued or were forfeited, canceled, or unexercised at the end of the option term under the 2003 Stock Option Plan when it was frozen.  These shares and any other shares that may be forfeited, canceled, or expired are available for any type of share-based awards in the future under the Equity Incentive Plan.  At June 30, 2012, shares available for future grants under the Equity Incentive Plan totaled 209,501 shares.

Restricted Stock

The following table presents the activity for restricted stock for the six months ended June 30, 2012.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	175,639	$4.97
Granted	48,186	5.96
Vested	(52,596)	6.18
Forfeited	(50,242)	5.21
Unvested at June 30, 2012	120,987	$4.72

The compensation expense related to restricted stock for the three months ended June 30, 2012 and 2011 totaled $49,000 and $79,000, respectively.  The compensation expense related to restricted stock for the six months ended June 30, 2012 and 2011 totaled $70,000 and $145,000, respectively. At June 30, 2012, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $572,000.  This cost is expected to be recognized over a weighted-average period of 3.0 years, which is subject to the actual number of shares earned and vested.

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

The following table presents the activity under the Company’s stock option plans for the six months ended June 30, 2012.

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2011	515,995	$14.01
Granted	20,000	4.40
Exercised	—	—
Forfeited	(56,000)	13.91
Expired unexercised	(60,200)	13.73
Options outstanding at June 30, 2012	419,795	$13.60

For stock options outstanding at June 30, 2012, the range of exercise prices was $4.40 to $14.76, and the weighted-average remaining contractual term was 2.1 years.  At June 30, 2012, 399,795 of the Company’s outstanding stock options were fully vested and out-of-the-money with no intrinsic value.  The remaining 20,000 stock options were not yet exercisable and were in-the-money with an intrinsic value of $11,600, which represents the difference between the Company’s closing stock price on the last day of trading for the second quarter of 2012 and the exercise price multiplied by the number of in-the-money options, assuming all option holders had exercised their stock options on the last day of trading for the same period. Stock option expense for the three and six months ended June 30, 2012 was $3,000 and $6,000, respectively. There was no stock option expense for the same 2011 periods. There were no stock options exercised during the three and six months ended June 30, 2012 and 2011.  The Company reissues treasury shares to satisfy option exercises.

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

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  These forward-looking statements include but are not limited to statements regarding our ability to continue to successfully execute our strategy and Strategic Growth and Diversification Plan; the level and sufficiency of our current regulatory capital and equity ratios; our ability to continue to diversify the loan portfolio; our efforts at deepening client relationships, increasing our levels of core deposits, lowering our non-performing asset levels, managing and reducing our credit-related costs, and increasing our revenue growth and levels of earning assets; the effects of general economic and competitive conditions nationally and within our core market area; the sufficiency of the levels of provision for the allowance for loan losses and amounts of charge-offs; loan and deposit growth; interest on loans; asset yields and cost of funds; net interest income; net

interest margin; non-interest income; non-interest expense; interest rate environment; and other factors.   For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part I. Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  Such forward-looking statements are not guarantees of future performance.  We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements unless required to do so under the federal securities laws.

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

Significant accounting policies are presented in “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of our December 31, 2011 Annual Report on Form 10-K. These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in our financial statements. We view critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. We currently view the determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income taxes to be critical accounting policies.

Allowance for Loan Losses. We maintain our allowance for loan losses at a level we believe is appropriate to absorb credit losses inherent in our loan portfolio. The allowance for loan losses represents our estimate of probable incurred losses in our loan portfolio at each statement of condition date and is based on our review of available and relevant information.

The first component of the allowance for loan losses contains allocations for probable incurred losses that management has identified relating to impaired loans pursuant to Accounting Standards Codification (ASC) 310-10, Receivables. We individually evaluate for impairment all loans classified substandard and over $375,000, which decreased from $750,000 during the second quarter of 2012, to enable management to proactively identify potential losses over a larger cross section of the loan portfolio.  We also individually evaluate for impairment all loans for which we have initiated foreclosure proceedings. For all portfolio segments, loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If we determine a loan is collateral-dependent, we will charge-off any identified collateral shortfall against the allowance for loan losses.

If foreclosure is probable, we are required to measure the impairment based on the fair value of the collateral.  The fair value of the collateral is generally obtained from the evaluation of the collateral, and one of the methods of evaluation is an independent third-party appraisal. When current appraisals are not available, we utilize other evaluation methods to estimate the fair value of the collateral giving consideration to several factors including the price at which individual unit(s) could be sold in the current market, the period of time over which the unit(s) could be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and the current market interest rates.  The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

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

Loan losses are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the repayment capacity of the borrower based on an evaluation of available and projected cash resources and collateral value. Recoveries of amounts previously charged-off are credited to the allowance. We assess the appropriateness of the allowance for loan losses on a quarterly basis and adjust the allowance for loan losses by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the appropriateness of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur. To the extent that actual outcomes differ from our estimates, an additional provision for loan losses could be required which could adversely affect earnings or our financial position in future periods.

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

At June 30, 2012, based on the results of our regular assessment of the ability to realize our deferred tax assets, we concluded that, based on all available evidence, both positive and negative, approximately $6.5 million of our deferred tax assets did not meet the “more likely than not” threshold for realization. Although realization of the remaining net deferred tax assets of $16.3 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized based on available tax planning strategies and our projections of future taxable income. The positive evidence considered in our analysis of the remaining deferred tax assets included our long-term history of generating taxable income; the cyclical nature of the industry in which we operate; the fact that a portion of the losses realized in 2011 were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, including the federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (19 years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois). The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets, which would result in additional income tax expense in the period and could have a significant impact on our future earnings.

Positions taken in our tax returns may be subject to challenge upon examination by the taxing authorities. The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the taxing authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the taxing authority, assuming full knowledge of the position and all relevant facts. Differences between our position and the position of taxing authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect our future income tax expense.

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our results of operations and the carrying value of our assets. We believe our tax assets and liabilities are adequate and are properly recorded in the condensed consolidated financial statements at June 30, 2012.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

Performance Overview

The following tables provide selected financial and performance information for the periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Net income	$1,354	$1,233	$1,844	$1,705
Diluted earnings per share	.13	.11	.17	.16
Pre-tax, pre-provision earnings, as adjusted (1)	3,089	2,487	5,870	4,026
Return on average assets (2)	.47%	.43%	.32%	.30%
Return on average equity (2)	5.25	4.27	3.56	3.00
Average interest-earning assets	$1,052,039	$1,026,940	$1,048,907	$1,019,726
Net interest income	8,944	9,187	17,867	18,044
Net interest margin	3.42%	3.59%	3.43%	3.57%
Non-interest income	$2,643	$4,538	$5,467	$6,989
Non-interest expense	8,542	11,071	18,749	21,038
Efficiency ratio (3)	75.71%	81.69%	82.92%	86.43%

	June 30, 2012	December 31, 2011	June 30, 2011
Book value per share	$9.62	$9.49	$10.69
Tangible book value per share	9.62	9.49	10.69
Shareholders’ equity to total assets	9.24%	8.99%	10.30%
Tangible common shareholders’ equity to total assets	9.24	8.99	10.30
Tangible capital ratio (Bank only)	8.56	8.26	9.17
Tier 1 core capital ratio (Bank only)	8.56	8.26	9.17
Risk-based capital ratio (Bank only)	13.35	12.65	13.29

(1)	See “Non-U.S. GAAP Financial Information” on page 47.

(2)	Annualized.

(3)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sale of investment securities.

The following discussion and analysis presents the more significant factors affecting our financial condition as of June 30, 2012 and results of operations for the three and six months ended June 30, 2012.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

During the second quarter of 2012, we recorded net income of $1.4 million, or $.13 per diluted share.  Our earnings were favorably impacted by a $2.5 million, or 23%, decrease in non-interest expenses to $8.5 million from $11.1 million for the second quarter of 2011 as we continue our focus to reduce non-interest expense. The reduction is primarily due to decreases of $1.8 million, or 80.6%, in credit related non-interest expense and $580,000, or 11.4%, in compensation and employee benefit expense resulting from our first quarter Voluntary Early Retirement Offering (VERO), the closing of our Bolingbrook and Orland Park, Illinois, branches, and the outsourcing of certain support functions. The number of FTE employees decreased to 261 at June 30, 2012 from 303 at December 31, 2011 and 315 at June 30, 2011.

Our net interest margin decreased 17 basis points to 3.42% for the second quarter of 2012 from 3.59% for the second quarter of 2011.  Our net interest margin continued to be pressured by the higher levels of liquidity, modest loan demand, and elevated levels of non-performing assets. These factors resulted in a 35 basis point decline in our yield on average interest-earning assets, which was partially offset by a 21 basis point decrease in the cost of interest-bearing liabilities from the second quarter of 2011.

We continue to focus our efforts on reducing the level of non-performing loans, seeking to either restructure specific non-performing loans or foreclose, obtain title, and transfer the loan to other real estate owned where management can take control of and liquidate the underlying collateral. Our ratio of non-performing loans to total loans increased to 7.27% at June 30, 2012 from 6.41% at December 31, 2011, primarily due to transfers to non-accrual status of $4.4 million of non-owner occupied commercial real estate loans, $1.5 million of commercial construction and land development loans, and $840,000 of one-to-four family residential loans. Of the loans transferred to non-accrual status during the second quarter of 2012, $5.8 million are current and performing in accordance with their agreements. The ratio of non-performing assets to total assets increased to 6.28% at June 30, 2012 compared to 5.63% at December 31, 2011.

We continue to target specific segments in our loan portfolio for growth, including commercial and industrial and owner occupied and multifamily commercial real estate, which in the aggregate comprised 55.6% of the commercial loan portfolio at June 30, 2012, up from 53.0% at December 31, 2011 and 53.1% at June 30, 2011. Our focus on deepening client relationships continues to emphasize core deposit growth. Total core deposits as a percentage of total deposits increased to 62.5% at June 30, 2012 from 61.1% at December 31, 2011 and 59.2% at June 30, 2011. The increase was primarily related to clients transferring maturing certificates of deposit to money market accounts given the current low interest rate environment. In addition, the Bank’s High Performance Checking (HPC) deposit acquisition marketing program implemented during the first quarter of 2012 further enhanced growth in core deposits while attracting a younger demographic with 66% of the new retail accounts in the 20-49 age group, which will continue to provide additional cross-sell opportunities. During the second quarter of 2012, the Bank opened 1,880 new core deposit accounts compared to 768 accounts opened in the same period a year ago, with 50% of the accounts being new relationships. The HPC program has generated $2.8 million in new core deposit growth during the three months ended June 30, 2012.

At June 30, 2012, our tangible common shareholders’ equity was $104.6 million, or 9.24% of assets, compared to $103.2 million, or 8.99%, of assets at December 31, 2011 and $116.2 million, or 10.30% of assets, at June 30, 2011. At June 30, 2012, the Bank’s Tier 1 core capital ratio was 8.56% compared to 8.26% at December 31, 2011 and 9.17% at June 30, 2011. The Bank’s total risk-based capital ratio increased to 13.35% at June 30, 2012 from 12.65% at December 31, 2011 and 13.29% at June 30, 2011.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Reconciliation of Income Before Income Taxes to Pre-Tax, Pre-Provision Earnings, as adjusted:
Income before income taxes	$1,895	$1,658	$2,385	$2,096
Provision for loan losses	1,150	996	2,200	1,899
Pre-tax, pre-provision earnings	3,045	2,654	4,585	3,995

Add back (subtract):
Net gain on sale of:
Investment securities	(305)	(173)	(723)	(692)
Other real estate owned	(86)	(2,238)	(39)	(2,233)
Other real estate owned related expense, net	316	2,011	934	2,603
Loan collection expense	119	233	237	353
Severance and early retirement expense	—	—	876	—
Pre-tax, pre-provision earnings, as adjusted	$3,089	$2,487	$5,870	$4,026

Pre-tax, pre-provision earnings, as adjusted, to average assets (annualized)	1.07%	.87%	1.02%	.71%

Pre-tax, pre-provision earnings, as adjusted, increased $602,000, or 24.2%, to $3.1 million for the second quarter of 2012 compared to $2.5 million for the second quarter of 2011. These increases were primarily due to increases in gain on sale of loans held for sale along with decreases in compensation and employee benefits expense and professional fees. Partially offsetting these positives was a modest decrease in net interest income.

The pre-tax, pre-provision earnings, as adjusted, for the six months ended June 30, 2012 increased $1.8 million, or 45.8%, to $5.9 million compared to $4.0 million for the 2011 period primarily due to increases in gain on sale of loans held for sale; income from bank-owned life insurance from the first quarter 2012 death of an insured; and decreases in compensation and employee benefits, professional fees, and FDIC insurance premiums and regulatory assessments. These favorable variances were partially offset by an increase in marketing expenses due to the HPC program and a decrease in net interest income.

Average Balances/Rates

The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated.  Average balances are derived from average daily balances.

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$705,410	$8,243	4.70%	$732,746	$9,016	4.94%
Investment securities (2)	252,698	2,186	3.42	267,984	2,040	3.01
Other interest-earning assets (3)	93,931	103.44		26,210	164	2.51
Total interest-earning assets	1,052,039	10,532	4.03	1,026,940	11,220	4.38
Non-interest earning assets	110,060			114,987
Total assets	$1,162,099			$1,141,927
Interest-bearing liabilities:
Deposits:
Checking accounts	$181,584	$76.17%		$160,299	$107.27%
Money market accounts	195,382	139.29		189,307	227.48
Savings accounts	142,827	70.20		128,609	72.22
Certificates of deposit	371,021	1,009	1.09	399,080	1,371	1.38
Total deposits	890,814	1,294.58		877,295	1,777.81
Borrowed funds:
Other short-term borrowed funds	10,810	4.15		13,378	15.45
FHLB advances	39,774	290	2.88	25,112	241	3.81
Total borrowed funds	50,584	294	2.30	38,490	256	2.64
Total interest-bearing liabilities	941,398	1,588.68		915,785	2,033.89
Non-interest bearing deposits	105,927			99,941
Other non-interest bearing liabilities	10,947			10,434
Total liabilities	1,058,272			1,026,160
Shareholders’ equity	103,827			115,767
Total liabilities and shareholders’ equity	$1,162,099			$1,141,927
Net interest-earning assets	$110,641			$111,155
Net interest income / interest rate spread		$8,944	3.35%		$9,187	3.49%
Net interest margin			3.42%			3.59%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.75%			112.14%

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$707,061	$16,629	4.73%	$730,099	$17,827	4.92%
Investment securities (2)	255,789	4,316	3.34	253,607	4,085	3.20
Other interest-earning assets (3)	86,057	196.46		36,020	321	1.80
Total interest-earning assets	1,048,907	21,141	4.05	1,019,726	22,233	4.40
Non-interest earning assets	111,737			116,308
Total assets	$1,160,644			$1,136,034
Interest-bearing liabilities:
Deposits:
Checking accounts	$179,977	$159.18%		$159,047	$219.28%
Money market accounts	195,749	310.32		186,386	476.52
Savings accounts	139,468	137.20		126,365	148.24
Certificates of deposit	374,534	2,078	1.12	401,762	2,827	1.42
Total deposits	889,728	2,684.61		873,560	3,670.85
Borrowed funds:
Other short-term borrowed funds	12,074	9.15		13,786	33.48
FHLB advances	39,797	581	2.89	25,383	486	3.81
Total borrowed funds	51,871	590	2.25	39,169	519	2.64
Total interest-bearing liabilities	941,599	3,274.70		912,729	4,189.93
Non-interest bearing deposits	103,786			97,781
Other non-interest bearing liabilities	11,207			10,939
Total liabilities	1,056,592			1,021,449
Shareholders’ equity	104,052			114,585
Total liabilities and shareholders’ equity	$1,160,644			$1,136,034
Net interest-earning assets	$107,308			$106,997
Net interest income / interest rate spread		$17,867	3.35%		$18,044	3.47%
Net interest margin			3.43%			3.57%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.40%			111.72%

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

Rate/Volume Analysis

The following tables show the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated.  Changes attributable to the combined impact of rate and volume have been allocated proportionally to the changes due to rate and changes due to volume.

	Three Months Ended June 30,			Six Months Ended June 30,
	2012 Compared to 2011			2012 Compared to 2011
	Change due to Rate	Change due to Volume	Total Change	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(444)	$(329)	$(773)	$(645)	$(553)	$(1,198)
Investment securities	267	(121)	146	196	35	231
Other interest-earning assets	(221)	160	(61)	(355)	230	(125)
Total	(398)	(290)	(688)	(804)	(288)	(1,092)

Interest expense:
Deposits:
Checking accounts	(44)	13	(31)	(86)	26	(60)
Money market accounts	(95)	7	(88)	(189)	23	(166)
Savings accounts	(10)	8	(2)	(25)	14	(11)
Certificates of deposit	(271)	(91)	(362)	(567)	(182)	(749)
Total deposits	(420)	(63)	(483)	(867)	(119)	(986)
Borrowed funds:
Other short-term borrowed funds	(8)	(3)	(11)	(20)	(4)	(24)
FHLB advances	(68)	117	49	(134)	229	95
Total borrowed funds	(76)	114	38	(154)	225	71
Total	(496)	51	(445)	(1,021)	106	(915)
Net change in net interest income	$98	$(341)	$(243)	$217	$(394)	$(177)

Net Interest Income

Net Interest Income. Net interest income totaled $8.9 million for the three months ended June 30, 2012 compared to $9.2 million for the three months ended June 30, 2011. Net interest income totaled $17.9 million for the six months ended June 30, 2012 compared to $18.0 million for the six months ended June 30, 2011.  The net interest margin for the three months ended June 30, 2012 decreased 17 basis points to 3.42% from 3.59% for the comparable 2011 period and for the six months ended June 30, 2012 decreased 14 basis points to 3.43% from 3.57% for the 2011 period. Our net interest margin continued to be pressured by the higher levels of liquidity, modest loan demand, and elevated level of non-performing assets.

Interest Income.  Interest income decreased to $10.5 million for the three months ended June 30, 2012 from $11.2 million for the comparable 2011 period. For the six months ended June 30, 2012, interest income decreased to $21.1 million from $22.2 million for the comparable 2011 period.  The weighted-average rate on interest-earning assets decreased to 4.03% and 4.05%, respectively, for the three and six months ended June 30, 2012 from 4.38% and 4.40%, respectively, for the comparable 2011 periods.  The yield decrease was affected by the smaller loan portfolio as a percentage of earning assets, the elevated levels of non-performing assets, and the higher levels of short-term liquid investments maintained due to the lack of suitable higher yielding investment alternatives in the current low interest rate environment combined with modest loan demand.

Interest Expense.  Interest expense decreased 21.9% to $1.6 million for the three months ended June 30, 2012 from $2.0 million for the comparable 2011 period.  The average cost of interest-bearing liabilities decreased 21 basis points to .68% for the three months ended June 30, 2012 from .89% for the 2011 period.  For the six months ended June 30, 2012, interest expense decreased 21.8% to $3.3 million from $4.2 million for the 2011 period. The average cost of interest-bearing liabilities decreased 23 basis points to .70% for the six months ended June 30, 2012 from .93% for the 2011 period. Interest expense continues to be positively affected by strong growth in low-cost core deposit balances, a reduction in higher cost certificates of deposit, and a new $15.0 million fixed-rate FHLB advance in the third quarter of 2011 that lowered the average cost of borrowed funds.

Interest expense on interest-earning deposits decreased to $1.3 million and $2.7 million, respectively, for the three and six month periods ended June 30, 2012 from $1.8 million and $3.7 million, respectively, for the comparable 2011 periods.  The weighted-average cost of deposits decreased 23 basis points to .58% and .61%, respectively, for the three and six month periods ended June 30, 2012 from .81% and .85%, respectively, for the comparable 2011 periods as a result of disciplined pricing on deposits and the repricing of certificates of deposit at lower interest rates.

Interest expense on borrowed funds increased to $294,000 and $590,000, respectively, for the three and six months ended June 30, 2012 from $256,000 and $519,000, respectively, for the 2011 periods primarily as a result of increases in the average balance of FHLB advances during 2012 compared to 2011.  The weighted-average cost of borrowed funds decreased 34 and 39 basis points, respectively, during the three and six months ended June 30, 2012 to 2.30% and 2.25%, respectively, from 2.64% for both of the 2011 periods due to decreases in the cost of Repo Sweeps, the aforementioned $15.0 million FHLB advance, and the scheduled repayments of higher cost amortizing FHLB advances.

Provision for Loan Losses

The Company’s provision for loan losses was $1.15 million for the three months ended June 30, 2012 compared to $1.0 million for the 2011 period. The provision for loan losses was $2.2 million compared to $1.9 million, respectively, for the six months ended June 30, 2012 and 2011.  For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following tables identify the changes in non-interest income for the periods presented:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$1,087	$1,174	$(87)	(7.4)%
Card-based fees	577	520	57	11.0
Commission income	75	78	(3)	(3.8)
Subtotal fee-based revenues	1,739	1,772	(33)	(1.9)
Income from bank-owned life insurance	162	210	(48)	(22.9)
Other income	151	119	32	26.9
Subtotal	2,052	2,101	(49)	(2.3)
Net gain on sale of:
Investment securities	305	173	132	76.3
Loans receivable	200	26	174	669.2
Other real estate owned	86	2,238	(2,152)	(96.2)
Total non-interest income	$2,643	$4,538	$(1,895)	(41.8)%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Service charges and other fees	$2,105	$2,250	$(145)	(6.4)%
Card-based fees	1,110	995	115	11.6
Commission income	132	123	9	7.3
Subtotal fee-based revenues	3,347	3,368	(21)	(.6)
Income from bank-owned life insurance	702	416	286	68.8
Other income	297	222	75	33.8
Subtotal	4,346	4,006	340	8.5
Net gain on sale of:
Investment securities	723	692	31	4.5
Loans receivable	359	58	301	519.0
Other real estate owned	39	2,233	(2,194)	(98.3)
Total non-interest income	$5,467	$6,989	$(1,522)	(21.8)%

Service charges and other fees for the three and six months ended June 30, 2012 were impacted by a decrease in business deposit service charges due to the loss of one large business depositor during 2012 combined with lower credit enhancement fee income related to non-owner occupied commercial real estate letters of credit as we continue to strategically reduce our exposure to these types of relationships. Card-based fees for the three and six months ended June 30, 2012 increased modestly from the 2011 periods due to the success of the HPC program growing checking accounts in a younger demographic that is more prone to debit card usage. The increases for the 2012 periods in net gain on the sale of loans receivable related to our expanded residential loan origination and mortgage banking activities. The decreases from the 2011 periods in net gain on the sale of other real estate owned was primarily due to the gain recognized during the quarter ended June 30, 2011 on the sale of a large commercial other real estate owned property. For the six months ended June 30, 2012, income from bank-owned life insurance increased $286,000 primarily due to a benefit related to the death of an insured realized during the first quarter of 2012. For information related to net gain on sale of investment securities, see “Changes in Financial Condition – Investment Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Expense

The following tables identify changes in our non-interest expense for the periods presented:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,716	$4,194	$(478)	(11.4)%
Retirement and stock related compensation	309	216	93	43.1
Medical and life benefits	425	620	(195)	(31.5)
Other employee benefits	17	17	—	—
Subtotal compensation and employee benefits	4,467	5,047	(580)	(11.5)
Net occupancy expense	679	670	9	1.3
FDIC insurance premiums and regulatory assessments	490	504	(14)	(2.8)
Furniture and equipment expense	468	454	14	3.1
Data processing	445	441	4.9
Marketing	322	270	52	19.3
Professional fees	198	334	(136)	(40.7)
Other real estate owned related expense, net	316	2,011	(1,695)	(84.3)
Loan collection expense	119	233	(114)	(48.9)
Severance and early retirement expense	—	—	—	—
Other general and administrative expenses	1,038	1,107	(69)	(6.2)
Total non-interest expense	$8,542	$11,071	$(2,529)	(22.8)%

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$7,719	$8,663	$(944)	(10.9)%
Retirement and stock related compensation	581	429	152	35.4
Medical and life benefits	850	1,167	(317)	(27.2)
Other employee benefits	30	27	3	11.1
Subtotal compensation and employee benefits	9,180	10,286	(1,106)	(10.8)
Net occupancy expense	1,387	1,435	(48)	(3.3)
FDIC insurance premiums and regulatory assessments	978	1,157	(179)	(15.5)
Furniture and equipment expense	925	917	8.9
Data processing	883	883	—	—
Marketing	726	457	269	58.9
Professional fees	451	722	(271)	(37.5)
Other real estate owned related expense, net	934	2,603	(1,669)	(64.1)
Loan collection expense	237	353	(116)	(32.9)
Severance and early retirement expense	876	—	876	100.0
Other general and administrative expenses	2,172	2,225	(53)	(2.4)
Total non-interest expense	$18,749	$21,038	$(2,289)	(10.9)%

Total non-interest expense decreased $2.5 million, or 22.8%, for the three months ended June 30, 2012 and $2.3 million, or 10.9%, for the six months ended June 30, 2012 from the 2011 periods as we continue to make progress in decreasing our cost structure. Compensation and employee benefits expense decreased for the three and six months ended June 30, 2012 from the 2011 periods as a result of our VERO program, branch closings, and outsourcing during 2012. These cost reduction initiatives resulted in a 17.1% decrease of full-time equivalent employees to 261 at June 30, 2012 from 315 at June 30, 2011. In addition, medical and life benefits were significantly lower during the 2012 periods due to the lack of several individual large claims experienced in the 2011 periods. FDIC insurance premiums and regulatory assessments expense decreased during 2012 from the 2011 periods due to the premium assessment methodology implemented in April 2011. Professional fees also decreased during 2012 primarily due to lower legal, strategic adviser, and investor relations fees. Net other real estate owned related expense decreased due to significantly lower valuation allowances during the 2012 periods. Partially offsetting the favorable variances, marketing expense increased in 2012 due to the implementation of our new HPC direct mail checking deposit acquisition program and VERO severance and retirement compensation expense totaled $876,000 during the six months ended June 30, 2012.

Income Tax Expense

Income tax expense for both the three and six months ended June 30, 2012 totaled $541,000, which was equal to effective tax rates of 28.5% and 22.7%, respectively, compared to effective tax rates of 25.6% and 18.7%, respectively, for the comparable 2011 periods. The increases in the effective income tax rate during the 2012 periods were due to the increased level of income before income taxes partially offset by the tax sheltering impact of income from bank-owned life insurance and other tax credits.

Changes in Financial Condition

Our total assets decreased to $1.13 billion at June 30, 2012 from $1.15 billion at December 31, 2011 primarily as a result of our proactive efforts to review the pricing and cross-sell potential of some of our larger single-service deposit relationships which enabled us to decrease the level of excess liquidity in this low interest rate environment while at the same time, improve our Tier 1 core capital ratios.

	June 30, 2012	December 31, 2011	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$85,533	$92,072	$(6,539)	(7.1)%
Investment securities available-for-sale, at fair value	226,625	234,381	(7,756)	(3.3)
Investment securities held-to-maturity, at cost	13,965	16,371	(2,406)	(14.7)
Federal Home Loan Bank stock, at cost	6,188	6,188	—	—
Loans receivable, net	701,534	698,802	2,732.4
Bank-owned life insurance	36,435	36,275	160.4
Other real estate owned	19,223	19,091	132.7
Other assets	42,591	45,770	(3,179)	(6.9)
Total assets	$1,132,094	$1,148,950	$(16,856)	(1.5)%

Liabilities and Equity:
Deposits	$967,154	$977,424	$(10,270)	(1.1)%
Borrowed funds	51,306	54,200	(2,894)	(5.3)
Other liabilities	9,037	14,078	(5,041)	(35.8)
Total liabilities	1,027,497	1,045,702	(18,205)	(1.7)
Shareholders’ equity	104,597	103,248	1,349	1.3
Total liabilities and equity	$1,132,094	$1,148,950	$(16,856)	(1.5)%

Loans Receivable

The following table provides the balance and percentage of loans by category at the dates indicated.

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$89,479	12.6%	$85,160	12.0%	5.1%
Commercial real estate:
Owner occupied	102,149	14.3	93,833	13.2	8.9
Non-owner occupied	184,284	25.8	188,293	26.5	(2.1)
Multifamily	76,647	10.7	71,876	10.1	6.6
Commercial construction and land development	23,353	3.3	22,045	3.1	5.9
Commercial participations	6,453.9		12,053	1.7	(46.5)
Total commercial loans	482,365	67.6	473,260	66.6	1.9

Retail loans:
One-to-four family residential	177,830	24.9	181,698	25.6	(2.1)
Home equity lines of credit	49,476	6.9	52,873	7.4	(6.4)
Retail construction	1,518.2		1,022.1		48.5
Other	2,724.5		2,771.4		(1.7)
Total retail loans	231,548	32.5	238,364	33.5	(2.9)
Total loans receivable	713,913	100.1	711,624	100.1	.3
Net deferred loan fees	(317)	(.1)	(398)	(.1)	(20.4)
Total loans receivable, net of deferred loan fees	$713,596	100.0%	$711,226	100.0%	.3%

 Total loans receivable increased $2.3 million at June 30, 2012 from December 31, 2011 primarily due to an increase of $9.1 million in total commercial loans. Loan fundings during the six months ended June 30, 2012 totaled $64.0 million compared to loan fundings of $45.4 million for the six months ended June 30, 2011 which reflects an increase in loan demand during 2012. Loan fundings in 2012 were partially offset by loan payoffs and amortization of $37.7 million, mortgage loan sales of $20.2 million, and transfers to other real estate owned totaling $1.8 million. In addition, loans decreased due to gross charge-offs totaling $2.6 million for the six months ended June 30, 2012.

Commercial participations decreased 46.5% compared to December 31, 2011 through net paydowns totaling $777,000 and the payoff of one non-owner occupied commercial real estate participation totaling $4.8 million. In addition, non-owner occupied commercial real estate loans decreased by $4.0 million, or 2.1%, since December 31, 2011 primarily due to three loan payoffs aggregating $2.3 million and gross charge-offs of $1.2 million. Partially offsetting this decrease, owner occupied commercial real estate loans increased by $8.3 million, or 8.9%, since December 31, 2011 primarily due to fundings of $11.9 million. In addition, commercial and industrial and multifamily loans increased by $4.3 million and $4.8 million, respectively, due to fundings of $5.3 million and $5.8 million, respectively, partially offset by gross charge-offs of $555,000 and $377,000, respectively.

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, we began a shift in mid-2007 to diversify our loan portfolio to reduce our focus on commercial real estate lending, including non-owner occupied, commercial construction and land development, and purchased participation and syndication loans. We have identified and segregated the remaining credit risk related to our deemphasized loan categories that were originated prior to our current risk tolerances, credit policy, and underwriting standards, by segregating our loan portfolio based upon each loan’s initial origination date. Loans that were renewed or modified subsequent to their initial origination are included for disclosure purposes based on their initial loan origination date. The categories of the loan portfolio that we continue to focus on growing, which are commercial and industrial and commercial real estate - owner occupied and multifamily, comprised 55.6% of the commercial loan portfolio at June 30, 2012 compared to 53.0% at December 31, 2011 and 53.1% at June 30, 2011. Over 77% of the loans outstanding at June 30, 2012 in these growth categories were originated after January 1, 2008 (Post-1/1/08). During 2012, these targeted growth categories grew by $17.4 million due to $23.0 million in new fundings which were partially offset by $5.0 million in loan payoffs. At June 30, 2012, our total commercial loans outstanding originated prior to January 1, 2008 (Pre-1/1/08) decreased to 38.9% of our total commercial loan portfolio primarily due to normal amortization, charge-offs, and repayments, including the full repayment of a $4.8 million performing participation loan.

The following tables present the categories of our commercial loan portfolio at the dates indicated segregated by the origination date of the lending relationship, and highlights the shift in our lending focus to those growth categories in accordance with our strategic plan.

	June 30, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$8,447	$81,032	$89,479	9.4%
Commercial real estate:
Owner occupied	41,917	60,232	102,149	41.0
Non-owner occupied	115,209	69,075	184,284	62.5
Multifamily	10,001	66,646	76,647	13.0
Commercial construction and land development	5,950	17,403	23,353	25.5
Commercial participations	6,354	99	6,453	98.5
Total commercial loans	$187,878	$294,487	$482,365	38.9%

	December 31, 2011
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$11,878	$73,282	$85,160	13.9%
Commercial real estate:
Owner occupied	43,510	50,323	93,833	46.4
Non-owner occupied	118,956	69,337	188,293	63.2
Multifamily	10,453	61,423	71,876	14.5
Commercial construction and land development	6,280	15,765	22,045	28.5
Commercial participations	11,537	516	12,053	95.7
Total commercial loans	$202,614	$270,646	$473,260	42.8%

Total commercial participations by loan type and state where the collateral is located are presented in the following tables as of the dates indicated.

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$78	1.2%	$151	1.3%	(48.3)%
Commercial real estate:
Owner occupied	99	1.5	102.8		(2.9)
Non-owner occupied	5,694	88.3	11,193	92.9	(49.1)
Commercial construction and land development	582	9.0	607	5.0	(4.1)
Total commercial participations	$6,453	100.0%	$12,053	100.0%	(46.5)%

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$1,106	17.2%	$1,534	12.7%	(27.9)%
Indiana	2,194	34.0	2,203	18.3	(.4)
Ohio	—	—	4,875	40.5	(100.0)
Florida	582	9.0	607	5.0	(4.1)
Colorado	1,196	18.5	1,338	11.1	(10.6)
Texas	1,375	21.3	1,496	12.4	(8.1)
Total commercial participations	$6,453	100.0%	$12,053	100.0%	(46.5)%

Asset Quality and Allowance for Loan Losses

Non-performing Assets. The following table provides information relating to non-performing assets at the dates presented.

	June 30, 2012	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$510	544	$596
Commercial real estate:
Owner occupied	11,492	11,258	11,228
Non-owner occupied	24,791	21,278	22,294
Multifamily	1,521	1,440	91
Commercial construction and land development	4,766	3,378	3,378
Commercial participations	2,339	2,689	2,355
Total commercial loans	45,419	40,587	39,942

Retail loans:
One-to-four family residential	5,562	5,105	4,935
Home equity lines of credit	550	414	541
Retail construction	319	169	169
Total retail loans	6,431	5,688	5,645
Total non-performing loans	51,850	46,275	45,587

Other real estate owned:
Commercial	17,666	18,022	17,688
Retail	1,557	1,407	1,403
Total other real estate owned	19,223	19,429	19,091
Total non-performing assets	71,073	65,704	64,678

90 days past due loans still accruing interest	846	81	5
Total non-performing assets plus 90 days past due loans still accruing interest	$71,919	65,785	$64,683

Accruing troubled debt restructurings	$7,197	$8,079	$8,875

Non-performing assets to total assets	6.28%	5.61%	5.63%
Non-performing loans to total loans, net of deferred fees	7.27	6.55	6.41

Total non-performing loans increased $5.6 million to $51.9 million at June 30, 2012 from $46.3 million at March 31, 2012.  Non-performing commercial loans increased $4.8 million primarily due to the transfer of $4.4 million of non-owner occupied commercial real estate loans, $1.5 million of commercial construction and land development loans, and $436,000 of commercial and industrial loans to non-accrual, which was charged-off prior to June 30, 2012. Non-performing retail loans increased $743,000 primarily due to the transfer of 16 one-to-four family residential loans totaling $840,000 and three home equity lines of credit totaling $372,000 to non-accrual status.  Partially offsetting these increases, four one-to-four family residential loans totaling $237,000 became current and were returned to accrual status along with total retail charge-offs of $260,000. Non-performing loans also decreased due to the transfer of a non-owner occupied commercial real estate loan totaling $860,000, one non-owner occupied commercial real estate and commercial construction and land development relationship totaling $283,000, and a one-to-four family residential loan totaling $32,000 to other real estate owned.

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

	June 30, 2012	March 31, 2012	December 31, 2011	% change from December 31 to June 30
	(Dollars in thousands)
Commercial and industrial	$9	—	$—	100.0%
Commercial real estate – non-owner occupied	1,748	2,082	1,748	—
Commercial construction and land development	582	607	607	(4.1)
Total non-performing commercial participations	$2,339	2,689	$2,355	(.7)%

Illinois	$9	—	$—	100.0%
Indiana	1,748	2,082	1,748	—
Florida	582	607	607	(4.1)
Total non-performing commercial participations	$2,339	2,689	$2,355	(.7)%

Percentage of total non-performing loans	4.51%	5.81%	5.17%
Percentage of total commercial participations	36.25	37.93	19.54

The following tables present additional information about the balances of our non-accrual loans outstanding at the dates indicated.

	June 30, 2012
	Unpaid Principal Balance	Partial Charge-offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$778	$216	$52	$510	$—	$510	65.6%
Commercial real estate:
Owner occupied	14,983	2,694	797	11,492	—	11,492	76.7
Non-owner occupied	31,789	5,901	1,097	24,791	195	24,596	78.0
Multifamily	1,937	377	39	1,521	—	1,521	78.5
Commercial construction and land development	4,766	—	—	4,766	148	4,618	100.0
Commercial participations	7,265	4,785	141	2,339	—	2,339	32.2
Total commercial loans	61,518	13,973	2,126	45,419	343	45,076	73.8

Retail loans:
One-to-four family residential	5,784	222	—	5,562	—	5,562	96.2
Home equity lines of credit	639	89	—	550	—	550	86.1
Retail construction	319	—	—	319	—	319	100.0
Total retail loans	6,742	311	—	6,431	—	6,431	95.4
Total non-performing loans	$68,260	$14,284	$2,126	$51,850	$343	$51,507	76.0%

	December 31, 2011
	Unpaid Principal Balance	Partial Charge-offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$841	$216	$29	$596	$—	$596	70.9%
Commercial real estate:
Owner occupied	14,638	2,694	716	11,228	—	11,228	76.7
Non-owner occupied	30,825	7,403	1,128	22,294	718	21,576	72.3
Multifamily	105	—	14	91	—	91	86.7
Commercial construction and land development	3,378	—	—	3,378	—	3,378	100.0
Commercial participations	7,239	4,742	142	2,355	—	2,355	32.5
Total commercial loans	57,026	15,055	2,029	39,942	718	39,224	70.0

Retail loans:
One-to-four family residential	5,180	245	—	4,935	—	4,935	95.3
Home equity lines of credit	630	89	—	541	—	541	85.9
Retail construction	169	—	—	169	—	169	100.0
Total retail loans	5,979	334	—	5,645	—	5,645	94.4
Total non-performing loans	$63,005	$15,389	$2,029	$45,587	$718	$44,869	72.4%

Non-performing assets increased to $71.1 million at June 30, 2012 from $64.7 million at December 31, 2011 primarily due to the aforementioned increases in new non-performing loans and transfers to other real estate owned. The activity for the three and six months ended June 30, 2012 for our other real estate owned is set forth in the following table.

	June 30, 2012
	Three Months Ended	Six Months Ended
	(Dollars in thousands)
Balance at beginning of period	$19,429	$19,091
Transfers to other real estate owned	1,174	2,719
Net repayments and improvements of properties	8	8
Sales of other real estate owned	(1,189)	(1,911)
Valuation allowances for declines in net realizable value	(199)	(684)
Balance at end of period	$19,223	$19,223

The following table identifies our other real estate owned properties based on the loan category in which they were originated:

	June 30, 2012	December 31, 2011	% Change
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Owner occupied	$927	$1,275	(27.3)%
Non-owner occupied	3,257	2,193	48.5
Multifamily	476	557	(14.5)
Commercial construction and land development	5,013	5,341	(6.1)
Commercial participations:
Commercial real estate – non-owner occupied	2,673	2,673	—
Commercial construction and land development	5,320	5,649	(5.8)
Total commercial loans	17,666	17,688	(.1)

Retail loans:
One-to-four family residential	1,204	1,374	(12.4)
Home equity lines of credit	353	29	NM
Total retail loans	1,557	1,403	11.0
Total other real estate owned	$19,223	$19,091.7%

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, we believe that our loans that were originated Pre-1/1/08 have a higher degree of risk of loss due to the nature of the types of these loans and the credit environment under which they were originated, particularly given the downturn in the economic environment over the last four years. During the one year and five years ended December 31, 2011, $18.3 million and $53.3 million, respectively, or 87.8% and 95.5%, of total commercial charge-offs were from the Pre-1/1/08 portfolio. The following tables illustrate that a large portion of our non-performing loans and other real estate owned were originated Pre-1/1/08 and that we have experienced a higher level of charge-offs and other real estate owned writedowns in the Pre-1/1/08 portfolios. As presented in the following tables, 72.0% of our non-performing commercial loans and our entire commercial other real estate owned portfolio at June 30, 2012 were originated Pre-1/1/08.

	June 30, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Non-performing commercial loans:
Commercial and industrial	$476	$34	$510	93.3%
Commercial real estate:
Owner occupied	9,531	1,961	11,492	82.9
Non-owner occupied	16,828	7,963	24,791	67.9
Multifamily	192	1,329	1,521	12.6
Commercial construction and land development	3,316	1,450	4,766	69.6
Commercial participations	2,339	—	2,339	100.0
Total non-performing commercial loans	$32,682	$12,737	$45,419	72.0%

Total commercial loans outstanding at June 30, 2012	$187,878	$294,487	$482,365
Non-performing commercial loans to total commercial loans	17.40%	4.33%	9.42%

	June 30, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Other real estate owned – commercial:
Commercial real estate:
Owner occupied	$927	$—	$927	100.0%
Non-owner occupied	3,257	—	3,257	100.0
Multifamily	476	—	476	100.0
Commercial construction and land development	5,013	—	5,013	100.0
Commercial participations:
Commercial real estate – non-owner occupied	2,673	—	2,673	100.0
Commercial construction and land development	5,320	—	5,320	100.0
Total other real estate owned – commercial	$17,666	$—	$17,666	100.0%

During 2012, we recorded gross loan charge-offs related to our commercial loan portfolio totaling $2.1 million, of which 59.6% were related to loans originated Pre-1/1/08. During 2012, we also recorded other real estate owned writedowns on commercial properties totaling $654,000, all of which were related to the Pre-1/1/08 loan portfolio. The breakdown of gross charge-offs of commercial loans and other real estate owned writedowns on commercial properties are identified in the following table.

	Six Months Ended June 30, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loan charge-offs:
Commercial and industrial	$120	$435	$555	21.6%
Commercial real estate:
Non-owner occupied	1,114	40	1,154	96.5
Multifamily	—	378	378	—
Commercial participations	25	—	25	100.0
Total commercial loan charge-offs	1,259	853	2,112	59.6

Writedowns on other real estate owned – commercial properties:
Commercial real estate:
Owner occupied	3	—	3	100.0
Non-owner occupied	193	—	193	100.0
Multifamily	80	—	80	100.0
Commercial construction and land development	196	—	196	100.0
Commercial participations – construction and land development	182	—	182	100.0
Total writedowns on other real estate owned – commercial properties	654	—	654	100.0
Total commercial loan charge-offs and writedowns on other real estate owned	$1,913	$853	$2,766	69.2%
Potential Problem Assets. Potential problem assets, defined as loans classified substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, increased to $6.2 million at June 30, 2012 from $2.2 million at December 31, 2011. This increase is due to the substandard classification of ten loans to a multifamily and non-owner occupied commercial real estate loan relationship totaling $3.1 million, and a non-owner occupied commercial real estate loan totaling $952,000.

Allowance for Loan Losses. The following is a summary of changes in the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$11,768	$17,095	$12,424	$17,179
Loan charge-offs:
Current period loan charge-offs	(892)	(1,073)	(1,933)	(2,087)
Previously established specific reserves	—	—	(718)	—
Total loan charge-offs	(892)	(1,073)	(2,651)	(2,087)
Recoveries of loans previously charged-off	36	21	89	48
Net loan charge-offs	(856)	(1,052)	(2,562)	(2,039)
Provision for loan losses	1,150	996	2,200	1,899
Balance at end of period	$12,062	$17,039	$12,062	$17,039

	June 30, 2012	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Allowance for loan losses	$12,062	$12,424	$17,039
Total loans receivable, net of unearned fees	713,596	711,226	737,516
Allowance for loan losses to total loans	1.69%	1.75%	2.31%
Allowance for loan losses to non-performing loans	23.26	27.25	29.78
Ratio of net loans charged-off to average loans outstanding for the quarter ended, annualized	.49	9.47	.58

The allowance for loan losses decreased $362,000 to $12.1 million at June 30, 2012 compared to $12.4 million at December 31, 2011 and $5.0 million from $17.0 million at June 30, 2011.  The large decrease in the allowance for loan losses compared to June 30, 2011 was primarily due to the charge-offs during 2011 of previously established ASC 310-10 impairment reserves. The ratio of the allowance for loan losses to total loans decreased to 1.69% at June 30, 2012 compared to 1.75% and 2.31%, respectively, at December 31, 2011 and June 30, 2011.

The provision for losses on loans increased to $1.15 million for the second quarter of 2012 from $996,000 for the prior year quarter.  The increase was primarily related to the establishment of a $343,000 ASC 310-10 reserve during the 2012 quarter.  Net charge-offs included $436,000 on a commercial and industrial loan and $243,000 on four home equity lines of credit.

When we determine that a non-performing collateral-dependent loan has a collateral shortfall, we will immediately charge off the collateral shortfall.  As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans has continued to be negatively affected by cumulative partial charge-offs of $17.4 million recorded through June 30, 2012 on $32.6 million (net of charge-offs) of non-performing collateral-dependent loans. At June 30, 2012, the ratio of the allowance for loan losses to non-performing loans, excluding the $32.6 million of non-performing collateral-dependent loans with partial charge-offs, was 62.8%.

Investment Securities

We manage our investment securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, maximize the return on invested funds within acceptable risk guidelines, and meet pledging and liquidity requirements.

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity.  The amortized cost of investment securities available-for-sale and their fair values were as follows at the dates indicated:

	June 30, 2012
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$14,500	$14,469	$436	$—	$14,905
Government sponsored entity (GSE) securities	37,800	37,826	939	—	38,765
Corporate bonds	5,420	5,069	100	—	5,169
Collateralized mortgage obligations	96,052	86,071	1,937	(884)	87,124
Commercial mortgage-backed securities	58,969	60,155	1,340	—	61,495
Asset backed securities	4,599	4,226	—	(9)	4,217
Pooled trust preferred securities	25,588	23,257	—	(8,311)	14,946
GSE preferred stock	200	—	4	—	4
Total available-for-sale investment securities	$243,128	$231,073	$4,756	$(9,204)	$226,625

Held-to-maturity investment securities:
Asset backed securities	$7,331	$7,525	$183	$—	$7,708
Municipal securities	6,440	6,440	46	—	6,486
Total held-to-maturity investment securities	$13,771	$13,965	$229	$—	$14,194

	December 31, 2011
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,967	$447	$—	$15,414
Government sponsored entity (GSE) securities	46,800	46,967	1,415	—	48,382
Corporate bonds	5,420	5,022	9	(4)	5,027
Collateralized mortgage obligations	79,006	71,073	1,178	(1,367)	70,884
Commercial mortgage-backed securities	72,885	74,664	1,520	(66)	76,118
Pooled trust preferred securities	27,398	24,804	—	(6,249)	18,555
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$246,709	$237,497	$4,570	$(7,686)	$234,381

Held-to-maturity investment securities:
Asset backed securities	$8,201	$8,461	$285	$—	$8,746
Municipal securities	7,910	7,910	47	—	7,957
Total held-to-maturity investment securities	$16,111	$16,371	$332	$—	$16,703

The fair value of investment securities available-for-sale totaled $226.6 million at June 30, 2012 compared to $234.4 million at December 31, 2011.  Our investment securities portfolio decreased since December 31, 2011 as proceeds from repayments, prepayments, and sales were utilized for loan fundings and deposit outflows.

At June 30, 2012, our collateralized mortgage obligation portfolio totaled $87.1 million, with 83% of the portfolio maintaining a lowest credit rating of A or better.  The composition of this portfolio includes $4.6 million backed by Ginnie Mae. The portfolio is mainly backed by residential mortgages originated prior to 2005. Included in our collateralized mortgage obligation portfolio is $71.6 million of floating-rate bonds with unaccreted discounts totaling $9.5 million.

Our commercial mortgage-backed investment securities portfolio consists mainly of senior tranches of issues that were originated prior to 2006 and have extensive subordination.  All bonds in this portfolio were AAA-rated at June 30, 2012.

Our corporate bond portfolio consists of three A-rated to AA-rated, floating-rate notes purchased at large discounts with maturities ranging from 2014 to 2016.

At June 30, 2012, management believed the unrealized losses in our investment securities portfolio are primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities.  The fair value of these securities is expected to recover as the economy recovers, as interest rates rise, and as the performance of the underlying collateral improves.

All of our pooled trust preferred investments were AAA-rated when they were purchased in late 2007 and early 2008 at discounts in excess of 10%.  In 2009, the market for this type of investment was severely impacted by the credit crisis leading to increased deferrals and defaults.  Credit ratings were also negatively affected in 2009, and all of these securities in our portfolio have at least one rating below investment grade.  Rating agencies have started to note the improving collateral statistics, limited number of new deferrals, number of cures, lack of defaults, and rapidly increasing redemptions and coverage ratios. Additionally, rating agencies are increasingly analyzing deferring issuers for probability of default instead of treating all, or nearly all, deferring issuers as defaulted issuers. All of the Bank’s holdings have received ratings upgrades by at least one rating agency in 2012. Two of our investments, representing approximately 45% of our pooled trust preferred investments, were upgraded during the first half of 2012 and now have an overall composite investment-grade rating.

We utilize extensive external and internal analysis on the pooled trust preferred investments.  Our internal model stress tests all underlying issuers in the pools to project probabilities of deferral or default.  Management’s internal modeling runs multiple stress scenarios.  The high-stress scenario utilizes immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring or defaulting, based upon its review of the underlying issuers’ most recent financial and regulatory information, is assumed to default immediately.  Despite a recent trend of recoveries from previously defaulted trust preferred collateral, the high-stress scenario assumes no recoveries on defaulted collateral.  All external and internal stress testing at June 30, 2012 currently projects no loss of principal or interest on any of our pooled trust preferred investments.

All of our pooled trust preferred investments are “Super Senior” tranches purchased at large discounts.  The “Super Senior” tranches are the most senior tranches.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  If certain senior coverage tests are not met, all interest is diverted from subordinate classes to pay down principal on the “Super Senior” tranche.  Four of the five issues we own are failing the senior coverage test.  This test is structured to protect the holders of the “Super Senior” tranches if deferrals or defaults exceed a specific threshold as a percent of the outstanding senior tranches.  As such, the proceeds of any early redemptions, successful tenders, or cures will be used to further pay down principal of the “Super Senior” tranches on these issues.  In the second quarter of 2012, the amount of principal returned at par was at the highest level since we purchased the pooled trust preferred investments. The annualized principal pay down rates on these investments increased to 17.1% in the second quarter of 2012 and has averaged 9.4% for the past four quarters.  Management expects additional cure and redemption announcements in the near term.  In addition, the percentage of original collateral backing the investments deemed at risk by management declined during the second quarter of 2012.

A number of previously deferring issuers of our pooled trust preferred investments are resuming payments.  Of the previously deferring issues, 8.34% “cured,” or resumed payments, in the first quarter of 2012 and an additional 2.3% cured in the second quarter of 2012.  When a previously deferring issuer cures, all past interest and accrued interest on the past due interest is paid to the trust. In addition, 2.1% of the original collateral backing our investments was redeemed during the second quarter of 2012 with the proceeds of these redemptions being directed to the “Super Senior” tranches. The combination of contractual cash flows, cures, and redemptions resulted in an annualized paydown rate of 17.1% during the second quarter of 2012.

Management is expecting redemption activity to remain strong this year as call windows open on the remaining securities, certain issuers reevaluate the impact of Dodd-Frank changes to Tier 1 capital treatment for these securities, and issuers consider the high cost of this capital in the current low interest rate market.  The call window is open on four of our five pooled trust preferred investments, and the call window on the remaining investment is expected to open in the third quarter of 2012.

Due to the current ratings on the pooled trust preferred investments being below investment grade, the aggregate amortized cost of $14.9 million of these investments is classified as substandard in accordance with regulatory requirements.

Deposits

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$97,435	10.1%	$96,321	9.9%	1.2%
Interest-bearing	179,842	18.5	175,150	17.9	2.7
Money market accounts	182,522	18.9	192,593	19.7	(5.2)
Savings accounts	144,705	15.0	133,292	13.6	8.6
Core deposits	604,504	62.5	597,356	61.1	1.2
Certificates of deposit accounts	362,650	37.5	380,068	38.9	(4.6)
Total deposits	$967,154	100.0%	$977,424	100.0%	(1.1)%

During the first quarter of 2012, we initiated our HPC deposit acquisition marketing program that targets both retail and business clients. This ongoing program is designed to attract a younger demographic and enhance growth in core deposits and related fee income as well as to provide additional cross-selling opportunities. The HPC program has generated approximately $5.8 million in new core deposit growth since the inception of the program. In addition, core deposits also benefited during 2012 from clients moving maturing certificates of deposit into money market accounts due to the current low interest rate environment. During the second quarter of 2012, we proactively reviewed the pricing and cross-sell potential of some of our larger single-service deposit relationships which enabled us to decrease the level of excess liquidity in this low interest rate environment, while at the same time improve our Tier 1 core capital ratios.

Total deposits decreased $10.3 million, or 1.1%, to $967.2 million at June 30, 2012 from $977.4 million at December 31, 2011. This decrease was primarily due to a $17.4 million, or 4.6%, decrease in certificates of deposit as management continues to be disciplined about pricing these deposits coupled with a $10.1 million, or 5.2%, decrease in money market accounts. Partially offsetting these decreases was an $11.4 million, or 8.6%, increase in savings accounts.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative to FHLB advances.  At June 30, 2012, we had $11.5 million in Repo Sweeps compared to $14.3 million at December 31, 2011.  The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds.  The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds

Borrowed funds consisted of the following at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Weighted-Average Contractual Rate	Amount	Weighted-Average Contractual Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2013	$15,000	2.22%	$15,000	2.22%
2014 (1)	1,069	6.71	1,069	6.71
2015	15,000	1.42	15,000	1.42
2018 (1)	2,439	5.54	2,439	5.54
2019 (1)	6,258	6.30	6,358	6.29
Total FHLB advances	39,766	2.88	39,866	2.89
Short-term variable-rate borrowed funds - Repo Sweep accounts	11,540.15		14,334.20
Total borrowed funds	$51,306	2.27%	$54,200	2.18%

(1)	These are amortizing advances and are listed by their contractual final maturity date.

At June 30, 2012 and December 31, 2011, the Bank had a line of credit with a large commercial bank with a maximum of $15.0 million in secured overnight federal funds availability at the federal funds market rate at the time of any borrowing.  The Bank also has a borrowing relationship with the Federal Reserve Bank (FRB) discount window.  These lines were not utilized during the six months ended June 30, 2012 and 2011.

Shareholders’ Equity

Shareholders’ equity increased at June 30, 2012 to $104.6 million from $103.2 million at December 31, 2011. The increase in shareholders’ equity during the six months ended June 30, 2012 was primarily related to net income of $1.8 million for the period, partially offset by a $686,000 increase in accumulated other comprehensive loss and dividends declared of $109,000.

Subsequent to June 30, 2012, the Company declared a cash dividend of $.01 per share to shareholders of record on July 16, 2012. The dividends were distributed on July 31, 2012 and totaled $109,000.

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

The Asset/Liability Management Committee is responsible for measuring and monitoring our liquidity profile.  We manage our liquidity to ensure stable, reliable, and cost-effective sources of funds to satisfy demand for credit, deposit withdrawals, and investment opportunities.  Our general approach to managing liquidity involves preparing a monthly “funding gap” report which forecasts cash inflows and outflows over various time horizons and rate scenarios to identify potential cash imbalances.  We supplement our funding gap report with the monitoring of several liquidity ratios to assist in identifying any trends that may have an effect on available liquidity in future periods.

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

At June 30, 2012, we had cash and cash equivalents of $85.5 million, a $6.5 million, or 7.1%, decrease from $92.1 million at December 31, 2011.  The decrease was mainly the result of a decrease in deposit accounts totaling $10.3 million due to management’s proactive efforts to review the pricing and cross-sell potential of some of our larger single-service deposit relationships combined with $46.0 million of purchases of investment securities and $6.9 million of net loan fundings. These cash outflows were partially offset by proceeds received from sales and paydowns within our investment securities portfolio totaling $56.4 million.

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

We are currently prohibited from paying dividends to our shareholders without the prior approval of the FRB pursuant to our informal regulatory agreement we previously entered into with the Office of Thrift Supervision (OTS).  Additionally, the Bank requires the prior approval of the OCC before paying dividends to the Company under its informal regulatory agreement. Absent such restriction, OCC regulations provide various standards under which the Bank may declare and pay dividends to the parent company without prior approval. The dividends from the Bank are limited to the extent of its cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  At June 30, 2012, under current regulations, the Bank had no net earnings available for dividend declarations to the parent company.  At June 30, 2012, the parent company had $2.3 million in cash and cash equivalents.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations

The following table presents our contractual obligations to third parties at June 30, 2012 by maturity:

	Payments Due By Period
	One Year or less	Over One through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$273,748	$73,559	$14,208	$1,135	$362,650
FHLB advances (1)	363	16,777	15,845	6,781	39,766
Short-term borrowed funds (2)	11,540	—	—	—	11,540
Service bureau contract	1,644	3,288	3,288	—	8,220
Operating leases	418	474	259	1,805	2,956
	$287,713	$94,098	$33,600	$9,721	$425,132

(1)	Does not include interest expense at the weighted-average contractual rate of 2.88% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of .15% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at June 30, 2012:

	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$7,703	$—	$—	$100	$7,803
Commercial real estate:
Owner occupied	14,104	285	—	—	14,389
Non-owner occupied	232	4,000	—	—	4,232
Multifamily	6,163	21	—	—	6,184
Commercial construction and land development	1,885	—	—	—	1,885
Commercial participations	48	—	—	—	48
Retail	4,646	—	—	—	4,646
Commitments to fund unused:
Equity lines of credit	—	—	—	38,525	38,525
Commercial business lines	35,640	8,059	—	—	43,699
Construction loans	500	—	—	—	500
Consumer overdraft lines	97	—	—	—	97
Credit enhancements	2,328	—	4,514	8,512	15,354
Letters of credit	1,572	7	—	—	1,579
	$74,918	$12,372	$4,514	$47,137	$138,941

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the below table of total risk-based, tangible, and core capital, as defined in the regulations. The Bank met all capital adequacy requirements to which it is subject as of June 30, 2012 and December 31, 2011.

At June 30, 2012, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the OCC. The total amount of deferred tax assets not included for regulatory capital purposes was $8.9 million and $8.6 million, respectively, at June 30, 2012 and December 31, 2011. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, management considers a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book/tax differences, projected future taxable income within one year, tax planning strategies, and OCC limitations. Using all information available to management at each statement of condition date, these factors are reviewed and can and do vary from period to period.

The current regulatory capital requirements and the actual capital levels of the Bank at June 30, 2012 and December 31, 2011 are presented in the following table. There are no conditions or events since June 30, 2012 that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At June 30, 2012:
Tangible capital to adjusted total assets	$96,290	8.56%	$16,878	>= 1.5	$22,505	>= 2.0
Tier 1 (core) capital to adjusted total assets	96,290	8.56	45,009	>= 4.0	56,261	>= 5.0
Tier 1 (core) capital to risk-weighted assets	96,290	12.10	31,842	>= 4.0	47,764	>= 6.0
Total capital to risk-weighted assets	106,267	13.35	63,685	>= 8.0	79,606	>= 10.0

At December 31, 2011:
Tangible capital to adjusted total assets	$94,502	8.26%	$17,151	>= 1.5	$22,868	>= 2.0
Tier 1 (core) capital to adjusted total assets	94,502	8.26	45,737	>= 4.0	57,171	>= 5.0
Tier 1 (core) capital to risk-weighted assets	94,502	11.40	33,168	>= 4.0	49,752	>= 6.0
Total capital to risk-weighted assets	104,892	12.65	66,336	>= 8.0	82,920	>= 10.0

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at June 30, 2012:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$103,445	$103,445	$103,445
Disallowed deferred tax asset	(8,938)	(8,938)	(8,938)
Adjustment for unrealized losses on certain available-for-sale securities	2,615	2,615	2,615
Other	(832)	(832)	(832)
General allowance for loan losses	—	—	9,977
Regulatory capital of the Bank	$96,290	$96,290	$106,267

Total adjusted assets for Tangible and Tier 1 (Core) capital purposes	$1,125,225	$1,125,225
Total risk-weighted assets for capital purposes			$796,062

The increase in the Bank’s risk-based capital ratio from December 31, 2011 is primarily a result of an increase in the Bank’s shareholders’ equity from net income for the six months ended June 30, 2012 coupled with a decrease in total risk-based assets due to a decrease in cash and cash equivalents.

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

On June 7, 2012, the U.S. banking regulators released a notice of proposed rule-making that would substantially revise the regulatory risk-based capital rules currently applicable to the Company and the Bank. The proposed rules implement the “Basel III” international regulatory capital reforms and certain changes required by the Dodd-Frank Act. The proposed rules are subject to a comment period ending on September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in beginning in 2013 through 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements. The new capital conservation buffer requirement would be phased in beginning in January 2016 until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The proposed rules also set forth certain changes to the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015. Risk-weighted assets would be calculated using new and expanded risk-weighting categories, including higher risk-weightings assigned to certain commercial real estate loans, past due or non-accrual loans, certain residential mortgage loans, unfunded commitments of less than one year, and portions of deferred tax assets exceeding certain limits.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

We continue to evaluate the impact of the proposed rules, and based on our current capital and balance sheet composition, we expect to meet the requirements as set forth in the proposed rules if adopted by U.S. banking regulators within the specified timelines. However, until the proposals are finalized and the timing of the implementation of the rules is determined, some uncertainty exists with respect to the ultimate impact on the Company and the Bank.

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

We use Net Portfolio Value Analysis as the primary measurement of our IRR.  Under prior OTS regulations in Thrift Bulletin 13a, we are required to measure our IRR assuming various increases and decreases in general interest rates and their effect on our market value of portfolio equity.  The Board of Directors has established limits to changes in Net Portfolio Value (NPV), (including limits regarding the change in net interest income discussed below), across a range of hypothetical interest rate changes.  If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its IRR within Board limits.  NPV is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance-sheet items.

NPV analysis measures our IRR by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a shock in interest rates ranging down 200 to up 300 basis points.  The following table shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of June 30, 2012 and December 31, 2011.

		Net Portfolio Value
		At June 30, 2012			At December 31, 2011
		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$125,818	$19,228	18.0%	$128,623	$18,838	17.2%
+	200	121,394	14,804	13.9	125,450	15,665	14.3
+	100	114,202	7,612	7.1	119,804	10,019	9.1
	0	106,590	—	—	109,785	—	—
-	100	89,693	(16,897)	(15.9)	95,325	(14,460)	(13.2)
-	200	86,919	(19,671)	(18.5)	91,269	(18,516)	(16.9)

Our reported earnings at risk analysis models the impact of instantaneous parallel shifts in yield curve changes in interest rates (assuming interest rates rise and fall in increments of 100 basis points), on anticipated net interest income over a twelve-month horizon.  These models are modeling underlying cash flows in each of our interest-sensitive portfolios under these changing rate environments.  This includes adjusting anticipated prepayments as well as modeling anticipated changes in interest rates paid on core deposit accounts, whose rates do not necessarily move in any relationship to movements in U.S. Treasury rates.  We compare these results to our results assuming flat interest rates.

The following table presents the projected changes in net interest income over a twelve-month period for the various interest rate change (rate shocks) scenarios at June 30, 2012 and December 31, 2011, respectively.

		Change in Net Interest Income Over a Twelve Month Period
		June 30, 2012		December 31, 2011
		$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$2,050	6.3%	$1,008	2.8%
+	200	1,360	4.2	678	1.9
+	100	596	1.8	297.8
-	100	36.1		155.4
-	200	(27)	(.1)	1	—

The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 4.2% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase .1% in year one.  The primary causes for the changes in net interest income over the twelve-month period were a result of the changes in the composition of interest-earning assets and interest-bearing liabilities, their repricing characteristics and frequencies, and related interest rates.  The net interest income projections for rising rates have improved since December 31, 2011 as the Bank has been growing low-cost core deposits, shifting the investment securities portfolio from fixed-rate bonds to floating-rate bonds, and growing interest-earning bank deposit assets. Actual results will differ from the above model results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.  The above table does not reflect any actions we might take in response to changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At June 30, 2012, we were in compliance with all of our tolerance limits.

The IRR analyses include the assets and liabilities of the Bank only.  Inclusion of the parent company assets and liabilities would not have a material impact on the results presented.

Item 4.        Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
We did not repurchase any shares of our common stock during the quarter ended June 30, 2012.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior approval of the FRB of Chicago pursuant to an informal regulatory agreement with the FRB of Chicago.

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
101.0
The following financial statements from the CFS Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 8, 2012, formatted in Extensive Business Reporting Language (XBRL):  (i) condensed consolidated statements of condition, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of changes in shareholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements (4)

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

CFS BANCORP, INC.

Date:	August 8, 2012	By:	/s/ Daryl D. Pomranke
Daryl D. Pomranke President and Chief Executive Officer

Date:	August 8, 2012	By:	/s/ Jerry A. Weberling
Jerry A. Weberling Executive Vice President and Chief Financial Officer