Form 10-Q
period 2012-09-30
CFS BANCORP INC
filed 2012-11-02
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

The Registrant had 10,875,514 shares of Common Stock issued and outstanding as of October 31, 2012.

CFS BANCORP, INC.
Form 10-Q

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS	(Dollars in thousands)
Cash and amounts due from depository institutions	$31,611	$32,982
Interest-bearing deposits	76,972	59,090
Cash and cash equivalents	108,583	92,072
Investment securities available-for-sale, at fair value	202,498	234,381
Investment securities held-to-maturity, at cost	13,490	16,371
Federal Home Loan Bank stock, at cost	6,188	6,188
Loans receivable	703,907	711,226
Allowance for loan losses	(12,359)	(12,424)
Net loans	691,548	698,802
Loans held for sale	2,199	1,124
Bank-owned life insurance	36,586	36,275
Accrued interest receivable	2,697	3,011
Other real estate owned	17,447	19,091
Office properties and equipment	16,121	17,539
Net deferred tax assets	13,801	16,273
Other assets	7,523	7,823
Total assets	$1,118,681	$1,148,950

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$951,061	$977,424
Borrowed funds	50,018	54,200
Advance payments by borrowers for taxes and insurance	4,075	4,275
Other liabilities	5,468	9,803
Total liabilities	1,010,622	1,045,702

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,876,151 and 10,874,668 shares outstanding	234	234
Additional paid-in capital	187,254	187,030
Retained earnings	75,461	72,683
Treasury stock, at cost; 12,547,155 and 12,548,638 shares	(154,695)	(154,773)
Accumulated other comprehensive loss, net of tax	(195)	(1,926)
Total shareholders’ equity	108,059	103,248
Total liabilities and shareholders’ equity	$1,118,681	$1,148,950

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$8,237	$8,881	$24,866	$26,708
Investment securities	1,923	1,794	6,239	5,879
Other interest-earning assets	88	80	284	401
Total interest income	10,248	10,755	31,389	32,988
Interest expense:
Deposits	1,102	1,602	3,786	5,272
Borrowed funds	297	294	887	813
Total interest expense	1,399	1,896	4,673	6,085
Net interest income	8,849	8,859	26,716	26,903
Provision for loan losses	1,160	2,673	3,360	4,572
Net interest income after provision for loan losses	7,689	6,186	23,356	22,331
Non-interest income:
Deposit related fees	1,662	1,675	4,709	4,708
Commission income	55	100	187	223
Net gain on sale of:
Investment securities	194	758	917	1,450
Loans held for sale	327	66	686	124
Other real estate owned	425	266	464	2,499
Income from bank-owned life insurance	151	216	853	632
Other income	218	229	683	663
Total non-interest income	3,032	3,310	8,499	10,299
Non-interest expense:
Compensation and employee benefits	4,182	4,818	13,362	15,104
Net occupancy expense	697	706	2,084	2,141
FDIC insurance premiums and regulatory assessments	475	481	1,453	1,638
Data processing	462	424	1,345	1,307
Furniture and equipment expense	417	436	1,342	1,353
Marketing	283	213	1,009	670
Professional fees	177	309	628	1,031
Other real estate owned related expense, net	1,074	614	2,008	3,217
Loan collection expense	170	117	407	470
Severance and early retirement expense	—	—	876	—
Other general and administrative expenses	1,032	1,068	3,204	3,293
Total non-interest expense	8,969	9,186	27,718	30,224
Income before income tax expense (benefit)	1,752	310	4,137	2,406
Income tax expense (benefit)	493	(84)	1,034	307
Net income	$1,259	$394	$3,103	$2,099

Per share data:
Basic earnings per share	.12	.04	.29	.20
Diluted earnings per share	.12	.04	.29	.20
Cash dividends declared per share	.02	.01	.03	.03
Weighted-average common and common share equivalents outstanding:
Basic	10,747,974	10,693,724	10,732,118	10,678,788
Diluted	10,806,861	10,753,386	10,786,679	10,739,969

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)
	(Dollars in thousands)
Net income	$1,259	$394	$3,103	$2,099
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to investment securities available-for-sale:
Unrealized net gains (losses)	3,962	(1,873)	3,353	1,236
Related income tax (expense) benefit	(1,426)	663	(1,050)	(462)
Net unrealized gains (losses)	2,536	(1,210)	2,303	774
Less: reclassification adjustment for net gains realized during the period on investment securities available-for-sale:
Realized net gains	194	758	917	1,450
Related income tax expense	(75)	(272)	(345)	(525)
Net realized gains	119	486	572	925
Other comprehensive income (loss)	2,417	(1,696)	1,731	(151)
Comprehensive income (loss)	$3,676	$(1,302)	$4,834	$1,948

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(Unaudited) (Dollars in thousands)
Balance at January 1, 2011	$234	$187,164	$83,592	$(155,112)	$(2,950)	$112,928
Net income	—	—	2,099	—	—	2,099
Other comprehensive income (loss)	—	—	—	—	(151)	(151)
Net distribution of Rabbi Trust shares	—	(119)	—	119	—	—
Forfeiture of restricted stock awards	—	445	2	(445)	—	2
Vesting of restricted stock awards	—	205	—	—	—	205
Grants of restricted stock awards	—	(672)	—	672	—	—
Dividends declared on common stock ($.03 per share)	—	—	(328)	—	—	(328)
Balance at September 30, 2011	$234	$187,023	$85,365	$(154,766)	$(3,101)	$114,755

Balance at January 1, 2012	$234	$187,030	$72,683	$(154,773)	$(1,926)	$103,248
Net income	—	—	3,103	—	—	3,103
Other comprehensive income	—	—	—	—	1,731	1,731
Net distribution of Rabbi Trust shares	—	(129)	—	129	—	—
Amortization of stock based compensation	—	10	—	—	—	10
Forfeiture of restricted stock awards	—	615	2	(615)	—	2
Vesting of restricted stock awards	—	318	—	(26)	—	292
Grants of restricted stock awards	—	(590)	—	590	—	—
Dividends declared on common stock ($.03 per share)	—	—	(327)	—	—	(327)
Balance at September 30, 2012	$234	$187,254	$75,461	$(154,695)	$(195)	$108,059

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2011
	(Unaudited) (Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$3,103	$2,099
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,360	4,572
Depreciation and amortization	1,115	1,121
Net discount accretion on investment securities available-for-sale	(1,374)	(7)
Net premium amortization on investment securities held-to-maturity	98	120
Net gain on sale of:
Loans held for sale	(686)	(124)
Investment securities	(917)	(1,450)
Other real estate owned	(464)	(2,499)
Properties and equipment	(8)	—
Writedowns on other real estate owned	1,694	2,101
Writedowns on transfer of future branch sites to other real estate owned	—	396
Writedown on construction in process	—	106
Deferred income tax expense	1,652	408
Proceeds from sale of loans held for sale	38,850	5,680
Origination of loans held for sale	(38,722)	(6,139)
Increase in cash surrender value of bank-owned life insurance	(853)	(632)
Net change in other assets and liabilities	(2,989)	3,250
Net cash flows provided by operating activities	3,859	9,002
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	31,898	42,136
Loan participations	—	2,088
Other real estate owned	8,896	13,409
Properties and equipment	26	—
Proceeds from maturities and paydowns of:
Investment securities, available-for-sale	52,746	39,127
Investment securities, held-to-maturity	2,783	2,694
Purchases of:
Investment securities, available-for-sale	(48,032)	(101,336)
Properties and equipment	(674)	(323)
Redemption of Federal Home Loan Bank stock	—	11,645
Increase in loans receivable	(4,340)	(6,397)
Proceeds from bank-owned life insurance	542	—
Net cash flows provided by investing activities	43,845	3,043
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	(26,484)	40,478
Advance payments by borrowers for taxes and insurance	(200)	1,250
Short-term borrowed funds	(3,904)	2,824
Proceeds from Federal Home Loan Bank advances	—	15,000
Repayments of Federal Home Loan Bank advances	(278)	(15,259)
Dividends paid on common stock	(327)	(327)
Net cash flows provided by (used in) financing activities	(31,193)	43,966
Increase in cash and cash equivalents	16,511	56,011
Cash and cash equivalents at beginning of period	92,072	61,754
Cash and cash equivalents at end of period	$108,583	$117,765

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited) (Dollars in thousands)
Supplemental disclosures:
Loans and land transferred to other real estate owned	$8,473	$7,881
Cash paid for interest on deposits	3,781	5,279
Cash paid for interest on borrowed funds	891	834

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles.  In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included.  The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results expected for the year ending December 31, 2012.  The September 30, 2012 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2011 included in the Company’s Annual Report on Form 10-K. The Company’s condensed consolidated statement of condition as of December 31, 2011 has been derived from the Company’s audited consolidated statement of condition as of that date.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)

Net income	$1,259	$394	$3,103	$2,099
Weighted-average common shares:
Outstanding	10,747,974	10,693,724	10,732,118	10,678,788
Equivalents (1)	58,887	59,662	54,561	61,181
Total	10,806,861	10,753,386	10,786,679	10,739,969
Earnings per share:
Basic	$.12	$.04	$.29	$.20
Diluted	.12	.04	.29	.20
Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	387,795	516,495	413,102	559,847
Weighted-average exercise price of anti-dilutive option shares	$14.07	$14.03	$14.06	$13.81

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

3.	Investment Securities

The amortized cost of investment securities and their fair values are as follows for the periods indicated:

	September 30, 2012
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$14,000	$13,971	$443	$—	$14,414
Government sponsored entity (GSE) securities	37,000	37,018	924	—	37,942
Corporate bonds	5,420	5,092	152	—	5,244
Collateralized mortgage obligations	79,688	72,559	4,007	(77)	76,489
Commercial mortgage-backed securities	46,460	47,504	1,310	—	48,814
Asset backed securities	4,392	4,052	242	—	4,294
Pooled trust preferred securities	25,207	22,982	—	(7,682)	15,300
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$212,367	$203,178	$7,079	$(7,759)	$202,498

Held-to-maturity investment securities:
Asset backed securities	$6,888	$7,050	$222	$—	$7,272
Municipal securities	6,440	6,440	44	—	6,484
Total held-to-maturity investment securities	$13,328	$13,490	$266	$—	$13,756

	December 31, 2011
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,967	$447	$—	$15,414
Government sponsored entity (GSE) securities	46,800	46,967	1,415	—	48,382
Corporate bonds	5,420	5,022	9	(4)	5,027
Collateralized mortgage obligations	79,006	71,073	1,178	(1,367)	70,884
Commercial mortgage-backed securities	72,885	74,664	1,520	(66)	76,118
Pooled trust preferred securities	27,398	24,804	—	(6,249)	18,555
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$246,709	$237,497	$4,570	$(7,686)	$234,381

Held-to-maturity investment securities:
Asset backed securities	$8,201	$8,461	$285	$—	$8,746
Municipal securities	7,910	7,910	47	—	7,957
Total held-to-maturity investment securities	$16,111	$16,371	$332	$—	$16,703

The Company’s investments in residential collateralized mortgage obligations consisted of $4.3 million and $5.2 million, respectively, of GSE issued investment securities and $72.2 million and $65.7 million, respectively, of non-agency (private issued) residential investment securities at September 30, 2012 and December 31, 2011.

Investment securities with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated.

	September 30, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Collateralized mortgage obligations	$12,864	$(77)	$—	$—	$12,864	$(77)
Pooled trust preferred securities	—	—	15,300	(7,682)	15,300	(7,682)
	$12,864	$(77)	$15,300	$(7,682)	$28,164	$(7,759)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate bonds	$3,969	$(4)	$—	$—	$3,969	$(4)
Collateralized mortgage obligations	34,504	(983)	3,428	(384)	37,932	(1,367)
Commercial mortgage-backed securities	89	(1)	4,154	(65)	4,243	(66)
Pooled trust preferred securities	—	—	18,555	(6,249)	18,555	(6,249)
	$38,562	$(988)	$26,137	$(6,698)	$64,699	$(7,686)

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

At September 30, 2012, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal for the “Super Senior” tranches.  In management’s belief, the continued decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity.  We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.  The Company concluded that the unrealized losses that existed at September 30, 2012 did not constitute other-than-temporary impairments.

The amortized cost and fair value of investment securities at September 30, 2012, by contractual maturity, are shown in the following tables.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasury securities:
Due in one year or less	$2,000	$2,000
Due after one year through five years	11,971	12,414
GSE securities — Due after one year through five years	37,018	37,942
Corporate bonds — Due after one year through five years	5,092	5,244
Collateralized mortgage obligations:
Due after five years through ten years	6,950	7,279
Due after ten years	65,609	69,210
Commercial mortgage-backed securities — Due after ten years	47,504	48,814
Asset backed securities — Due after ten years	4,052	4,294
Pooled trust preferred securities — Due after ten years	22,982	15,300
GSE preferred stock	—	1
	$203,178	$202,498

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Asset backed securities — Due after one year through five years	$7,050	$7,272
Municipal securities:
Due in one year or less	2,500	2,507
Due after one year through five years	3,940	3,977
	$13,490	$13,756

The following table provides information as to the amount of gross gains and losses realized through the sales of investment securities available-for-sale:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$329	$758	$1,052	$1,450
Gross realized losses	(135)	—	(135)	—
Net realized gains	$194	$758	$917	$1,450

The carrying value of investment securities pledged as collateral to secure public deposits, repurchase sweep agreement (Repo Sweep) accounts, and other purposes was $29.2 million and $54.4 million, respectively, at September 30, 2012 and December 31, 2011.

At September 30, 2012, other than the U.S. Government, its agencies, and GSEs, the Company had holdings of investment securities from two separate issuers in an amount greater than 10% of shareholders’ equity as identified in the table below.

Issuer	Book Value	Market Value	# of Underlying Pools
	(Dollars in thousands)
IMPAC CMB Trust	10,591	11,962	3
JP Morgan Chase Commercial Mortgage Securities Corp	18,234	18,723	5

There are three different pools of collateral backing three collateralized mortgage obligation securities issued by IMPAC CMB Trust. These pools consist primarily of floating-rate, first lien mortgages originated prior to 2005 on single-family properties in multiple states. There are five different collateral pools of geographically diversified commercial real estate loans backing five commercial mortgage-backed securities issued by JP Morgan Chase Commercial Mortgage Securities Corp. Four of the five collateral pools consist of commercial real estate loans originated prior to 2006 and one collateral pool consists of loans originated in 2010.

4.   Loans Receivable

Loans receivable are summarized as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$93,794	$85,160
Commercial real estate:
Owner occupied	96,991	93,833
Non-owner occupied	178,621	188,293
Multifamily	76,549	71,876
Commercial construction and land development	21,935	22,045
Commercial participations	5,671	12,053
Total commercial loans	473,561	473,260

Retail loans:
One-to-four family residential	178,280	181,698
Home equity lines of credit	47,605	52,873
Retail construction	1,778	1,022
Other	3,238	2,771
Total retail loans	230,901	238,364
Total loans receivable	704,462	711,624
Net deferred loan fees	(555)	(398)
Total loans receivable, net of deferred loan fees	$703,907	$711,226

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

The first component of the allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables.  The Company individually evaluates for impairment all loans classified substandard and over $375,000 to enable management to identify potential losses over a larger cross section of the loan portfolio.  We also individually evaluate for impairment all loans for which we have initiated foreclosure proceedings. For all portfolio segments, loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If management determines a loan is collateral-dependent, management will charge-off any identified collateral shortfall against the allowance for loan losses.

If foreclosure is probable, the Company is required to measure the impairment based on the fair value of the collateral.  The fair value of the collateral is generally obtained from the evaluation of the collateral, and one of the methods of evaluation is an independent third-party appraisal. When current appraisals are not available, management utilizes other evaluation methods to estimate the fair value of the collateral giving consideration to several factors including for real estate properties the price at which individual unit(s) could be sold in the current market, the period of time over which the unit(s) could be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and the current market interest rates.  The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

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

The following tables present the activity in the allowance for loan losses for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Balance at beginning of period	$1,284	$2,347	$3,799	$600	$1,442	$651	$1,348	$468	$4	$119	$12,062
Provision for loan losses	(34)	250	(199)	473	195	544	(196)	32	58	37	1,160
Loans charged-off:
Current period charge-offs	—	(191)	(384)	(173)	—	(203)	(164)	(44)	(40)	(62)	(1,261)
Previously established specific reserves	—	—	—	—	—	—	—	—	—	—	—
Total loans charged-off	—	(191)	(384)	(173)	—	(203)	(164)	(44)	(40)	(62)	(1,261)
Recoveries	8	—	333	—	—	—	18	7	—	32	398
Balance at end of period	$1,258	$2,406	$3,549	$900	$1,637	$992	$1,006	$463	$22	$126	$12,359

	Nine Months Ended September 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Balance at beginning of period	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424
Provision for loan losses	544	468	782	1,081	439	(247)	(195)	349	59	80	3,360
Loans charged-off:
Current period charge-offs	(555)	(191)	(820)	(551)	—	(228)	(348)	(339)	(40)	(122)	(3,194)
Previously established specific reserves	—	—	(718)	—	—	—	—	—	—	—	(718)
Total loans charged-off	(555)	(191)	(1,538)	(551)	—	(228)	(348)	(339)	(40)	(122)	(3,912)
Recoveries	33	—	370	—	—	—	28	11	—	45	487
Balance at end of period	$1,258	$2,406	$3,549	$900	$1,637	$992	$1,006	$463	$22	$126	$12,359

	Three Months Ended September 30, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Balance at beginning of period	$1,554	$829	$6,515	$441	$93	$4,787	$1,387	$1,284	$5	$144	$17,039
Provision for loan losses	717	1,519	502	135	(17)	(117)	154	(246)	(1)	27	2,673
Loans charged-off:
Current period charge-offs	(532)	(875)	(448)	(109)	—	(89)	(113)	(360)	—	(30)	(2,556)
Previously established specific reserves	—	—	—	—	—	—	—	—	—	—	—
Total loans charged-off	(532)	(875)	(448)	(109)	—	(89)	(113)	(360)	—	(30)	(2,556)
Recoveries	4	4	10	1	—	—	4	1	—	6	30
Balance at end of period	$1,743	$1,477	$6,579	$468	$76	$4,581	$1,432	$679	$4	$147	$17,186

	Nine Months Ended September 30, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Balance at beginning of period	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179
Provision for loan losses	1,139	1,383	97	430	(108)	1,419	373	(225)	(3)	67	4,572
Loans charged-off:
Current period charge-offs	(685)	(1,000)	(448)	(313)	(4)	(1,397)	(304)	(412)	—	(80)	(4,643)
Previously established specific reserves	—	—	—	—	—	—	—	—	—	—	—
Total loans charged-off	(685)	(1,000)	(448)	(313)	(4)	(1,397)	(304)	(412)	—	(80)	(4,643)
Recoveries	10	4	24	1	—	—	7	7	—	25	78
Balance at end of period	$1,743	$1,477	$6,579	$468	$76	$4,581	$1,432	$679	$4	$147	$17,186

The following tables provide other information regarding the allowance for loan and lease losses and balances by portfolio segment and impairment method at the dates indicated.

	At September 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$217	$—	$180	$—	$—	$—	$—	$—	$397
Collectively evaluated for impairment	1,258	2,406	3,332	900	1,457	992	1,006	463	22	126	11,962
Total evaluated for impairment	$1,258	$2,406	$3,549	$900	$1,637	$992	$1,006	$463	$22	$126	$12,359

Loans receivable:
Individually evaluated for impairment	$741	$10,711	$31,716	$3,472	$2,935	$472	$2,497	$539	$—	$—	$53,083
Collectively evaluated for impairment	93,053	86,280	146,905	73,077	19,000	5,199	175,783	47,066	1,778	3,238	651,379
Total loans receivable	$93,794	$96,991	$178,621	$76,549	$21,935	$5,671	$178,280	$47,605	$1,778	$3,238	$704,462

	At December 31, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Other	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$718	$—	$—	$—	$—	$—	$—	$—	$718
Collectively evaluated for impairment	1,236	2,129	3,217	370	1,198	1,467	1,521	442	3	123	11,706
Total evaluated for impairment	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424

Loans receivable:
Individually evaluated for impairment	$2,479	$11,203	$25,518	$673	$2,781	$2,355	$—	$—	$—	$—	$45,009
Collectively evaluated for impairment	82,681	82,630	162,775	71,203	19,264	9,698	181,698	52,873	1,022	2,771	666,615
Total loans receivable	$85,160	$93,833	$188,293	$71,876	$22,045	$12,053	$181,698	$52,873	$1,022	$2,771	$711,624

The Company, as a matter of good risk management practices, utilizes objective loan grading matrices to assign risk ratings to all commercial loans.  The risk rating criteria is supported by core credit attributes that emphasize debt service coverage and guarantor support.  The loan grading matrices are designed to remove subjective criteria and bias from the grading analysis. Retail loans are rated pass until they become 90 days or more delinquent, transferred to non-accrual status, and generally rated substandard.  The Company uses the following definitions for risk ratings:

•
Pass.  Loans that meet the conservative underwriting guidelines that include core credit attributes noted above as measured by the loan grading matrices at levels that are in excess of the minimum amounts required to adequately service the loans.

•
Pass Watch.  Loans which are performing per their contractual terms and are not necessarily demonstrating signs of credit or operational weakness.  A credit will generally be graded as Pass Watch due to a nonrecurring event that has caused a decrease in a cash flow source, a potential future event that could impair the cash flow or repayment of the loan, or lack of current financial information needed to review the credit. Loans in this category are monitored by management for timely payments.  This rating is considered transitional because management does not have current financial information to determine the appropriate risk grade or the quality of the loan appears to be changing.  Loans may be graded as pass watch when a single event may have occurred that could be indicative of an emerging issue or indicate trending that would warrant a change in the risk rating.

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

The Company’s loans receivable portfolio is summarized by risk rating category as follows:

	Risk Rating at September 30, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$72,954	$12,765	$7,598	$477	$—	$93,794
Commercial real estate:
Owner occupied	75,544	10,892	1,003	9,552	—	96,991
Non-owner occupied	118,270	21,211	18,934	20,088	118	178,621
Multifamily	69,236	3,409	599	3,305	—	76,549
Commercial construction and land development	17,715	1,285	—	2,585	350	21,935
Commercial participations	5,077	122	—	472	—	5,671
Total commercial loans	358,796	49,684	28,134	36,479	468	473,561

Retail loans:
One-to-four family residential	172,376	—	—	5,904	—	178,280
Home equity lines of credit	46,900	—	—	705	—	47,605
Retail construction	1,629	—	—	149	—	1,778
Other	3,238	—	—	—	—	3,238
Total retail loans	224,143	—	—	6,758	—	230,901
Total loans	$582,939	$49,684	$28,134	$43,237	$468	$704,462

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$577,647	$48,024	$27,512	$7,004	$—	$660,187
Delinquent:
30-59 days	2,998	1,128	599	143	—	4,868
60-89 days	2,204	477	23	—	—	2,704
90 days or more	90	46	—	—	—	136
Non-accrual	—	9	—	36,090	468	36,567
Total loans	$582,939	$49,684	$28,134	$43,237	$468	$704,462

	Risk Rating at December 31, 2011
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$76,554	$6,534	$1,476	$596	$—	$85,160
Commercial real estate:
Owner occupied	69,029	12,036	1,540	11,228	—	93,833
Non-owner occupied	147,678	9,219	7,347	24,049	—	188,293
Multifamily	65,920	3,119	2,331	506	—	71,876
Commercial construction and land development	16,412	805	1,450	3,378	—	22,045
Commercial participations	9,698	—	—	2,355	—	12,053
Total commercial loans	385,291	31,713	14,144	42,112	—	473,260

Retail loans:
One-to-four family residential	176,763	—	—	4,935	—	181,698
Home equity lines of credit	52,332	—	—	541	—	52,873
Retail construction	853	—	—	169	—	1,022
Other	2,771	—	—	—	—	2,771
Total retail loans	232,719	—	—	5,645	—	238,364
Total loans	$618,010	$31,713	$14,144	$47,757	$—	$711,624

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$610,127	$29,528	$11,670	$1,568	$—	$652,893
Delinquent:
30-59 days	6,083	1,285	93	597	—	8,058
60-89 days	1,800	900	2,381	—	—	5,081
90 days or more	—	—	—	5	—	5
Non-accrual	—	—	—	45,587	—	45,587
Total loans	$618,010	$31,713	$14,144	$47,757	$—	$711,624

For all loan categories, past due status is based on the contractual terms of the loan.  Interest income is generally not accrued on loans which are delinquent 90 days or more, or for loans which management believes, after giving consideration to a number of factors, including economic and business conditions and collection efforts, collection of interest is doubtful.  In all cases, loans are transferred to non-accrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.  All interest accrued but not received for loans transferred to non-accrual status is reversed against interest income.  Interest subsequently received on non-accrual loans is accounted for using the cost-recovery basis for commercial loans and the cash-basis for retail loans until qualifying for return to accrual status.

Commercial loans are generally transferred to non-accrual status once they become 90 days past due.  Management reviews all current financial information of the borrower and guarantor(s) and action plans to bring the loan current before determining if the loan should be transferred to non-accrual status.  Management requires appropriate justification to maintain a commercial loan on accrual status once 90 days past due.  Occasionally, commercial loans are transferred to non-accrual status before the loan becomes significantly past due if current information indicates that future repayment of principal and interest may be doubtful.

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

Retail loans are returned to accrual status primarily based on the payment status of the loan.  A retail loan is automatically transferred to non-accrual status immediately upon becoming 90 days past due.  The loan remains on non-accrual status, with interest income recognized on a cash basis when a payment is made, until the loan is paid current.  Once current, the loan is automatically returned to accrual status.  If management identifies other information to indicate that future repayment of the loan balance may still be questionable, the loan may be manually tranferred to non-accrual status until management determines otherwise.

The Company’s loan portfolio delinquency status and its non-accrual loans are presented in the following tables at the dates indicated. The Company’s loans that are current and in non-accrual status include loans that have been restructured as troubled debt restructurings (TDRs) and have not yet met the required six months of payments under the restructured terms to be returned to accrual status.

	Delinquency at September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Current Non-accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$268	$610	$46	$477	$1,401	$92,393	$93,794	$252
Commercial real estate:
Owner occupied	549	23	—	6,281	6,853	90,138	96,991	747
Non-owner occupied	210	477	—	17,041	17,728	160,893	178,621	1,088
Multifamily	599	—	—	2,893	3,492	73,057	76,549	—
Commercial construction and land development	403	—	90	2,935	3,428	18,507	21,935	—
Commercial participations	—	—	—	481	481	5,190	5,671	—
Total commercial loans	2,029	1,110	136	30,108	33,383	440,178	473,561	2,087

Retail loans:
One-to-four family residential	2,381	972	—	5,754	9,107	169,173	178,280	1,716
Home equity lines of credit	458	52	—	555	1,065	46,540	47,605	48
Retail construction	—	570	—	150	720	1,058	1,778	—
Other	—	—	—	—	—	3,238	3,238	—
Total retail loans	2,839	1,594	—	6,459	10,892	220,009	230,901	1,764
Total loans receivable	$4,868	$2,704	$136	$36,567	$44,275	$660,187	$704,462	$3,851

	Delinquency at December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non-accrual	Total Past Due and Non-accrual	Current	Total Loans Receivable	Current Non-accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$369	$24	$—	$596	$989	$84,171	$85,160	$262
Commercial real estate:
Owner occupied	551	—	—	11,228	11,779	82,054	93,833	569
Non-owner occupied	1,622	1,173	5	22,294	25,094	163,199	188,293	6,122
Multifamily	1,856	1,732	—	91	3,679	68,197	71,876	—
Commercial construction and land development	—	502	—	3,378	3,880	18,165	22,045	—
Commercial participations	—	—	—	2,355	2,355	9,698	12,053	—
Total commercial loans	4,398	3,431	5	39,942	47,776	425,484	473,260	6,953

Retail loans:
One-to-four family residential	3,439	1,501	—	4,935	9,875	171,823	181,698	741
Home equity lines of credit	221	149	—	541	911	51,962	52,873	50
Retail construction	—	—	—	169	169	853	1,022	—
Other	—	—	—	—	—	2,771	2,771	—
Total retail loans	3,660	1,650	—	5,645	10,955	227,409	238,364	791
Total loans receivable	$8,058	$5,081	$5	$45,587	$58,731	$652,893	$711,624	$7,744

The Company’s impaired loans are summarized as follows with the majority of the interest income recognized on a cash basis at the time the payment is received. The below tables include impaired loans that are individually reviewed for impairment as well as $1.9 million of impaired retail loans at September 30, 2012 that have not had foreclosure proceedings initiated and are below management’s scope for individual impairment review due to immateriality.

	At September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$741	$1,618	$853	$—
Commercial real estate:
Owner occupied	10,711	14,326	2,973	—
Non-owner occupied	29,129	32,386	2,714	—
Multifamily	3,472	4,082	551	—
Commercial construction and land development	1,491	1,491	—	—
Commercial participations	472	5,584	4,970	—
Retail loans:
One-to-four family residential	7,204	7,502	298	—
Home equity lines of credit	706	795	89	—
Retail construction	150	150	—	—
Total	$54,076	$67,934	$12,448	$—

Loans with a specific valuation allowance:
Commercial real estate - non-owner occupied	$2,587	$2,591	$—	$217
Commercial construction and land development	1,444	1,450	—	180
Total	$4,031	$4,041	$—	$397

Total impaired loans:
Commercial	$50,047	$63,528	$12,061	$397
Retail	8,060	8,447	387	—
Total	$58,107	$71,975	$12,448	$397

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$2,479	$2,700	$216	$—
Commercial real estate:
Owner occupied	11,203	14,557	2,694	—
Non-owner occupied	20,532	34,130	10,553	—
Multifamily	673	673	—	—
Commercial construction and land development	2,781	2,781	—	—
Commercial participations	2,355	1,796	1,189	—
Retail loans:
One-to-four family residential	7,202	7,504	302	—
Home equity lines of credit	540	630	89	—
Retail construction	169	169	—	—
Total	$47,934	$64,940	$15,043	$—

Loans with a specific valuation allowance:
Commercial real estate - non-owner occupied	4,986	4,986	—	718
Total	$4,986	$4,986	$—	$718

Total impaired loans:
Commercial	$45,009	$61,623	$14,652	$718
Retail	7,911	8,303	391	—
Total	$52,920	$69,926	$15,043	$718

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$752	$14	$3,111	$36	$978	$31	$3,918	$121
Commercial real estate:
Owner occupied	10,729	50	9,363	—	10,762	68	9,288	—
Non-owner occupied	29,780	254	7,148	81	30,584	479	7,582	212
Multifamily	3,657	11	675	13	3,819	29	678	26
Commercial construction and land development	1,491	—	7,171	—	1,491	—	7,171	—
Commercial participations	1,756	—	1,140	—	2,260	—	1,367	—
Retail loans:
One-to-four family residential	7,266	70	7,543	51	7,360	176	7,604	136
Home equity lines of credit	705	4	874	2	706	8	874	2
Retail construction	150	—	169	—	151	—	169	—
Total	$56,286	$403	$37,194	$183	$58,111	$791	$38,651	$497

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$—	$—	$4,414	$38	$—	$—	$4,518	$38
Non-owner occupied	2,589	—	21,845	—	2,592	—	22,116	—
Commercial construction and land development	1,445	—	—	—	1,448	—	—	—
Commercial participations	—	—	5,302	—	—	—	5,302	—
Total	$4,034	$—	$31,561	$38	$4,040	$—	$31,936	$38

Total impaired loans:
Commercial	$52,199	$329	$60,169	$168	$53,934	$607	$61,940	$397
Retail	8,121	74	8,586	53	8,217	184	8,647	138
Total	$60,320	$403	$68,755	$221	$62,151	$791	$70,587	$535

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

For retail loans, an analysis of the individual’s ability to service the new required payments is performed.  If the borrower is capable of servicing the newly restructured debt and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan is generally placed on accrual status.  The reason for the TDR is also considered, such as paying past due real estate taxes or payments caused by a temporary job loss, when determining whether a retail TDR loan could be returned to accrual status.  Retail TDRs remain in non-accrual status until sufficient payments have been made to bring the past due principal and interest current, at which point the loan would be transferred to accrual status.

The following tables summarize the loans that have been restructured as TDRs during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012			2011
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	—	$—	$—	4	$995	$995
Commercial real estate:
Owner occupied	3	3,430	3,291	1	1,861	1,861
Non-owner occupied	—	—	—	1	107	107
Total commercial loans	3	3,430	3,291	6	2,963	2,963

Retail loans – one-to-four family residential	6	281	301	3	171	183
Total loans	9	$3,711	$3,592	9	$3,134	$3,146

	Nine Months Ended September 30,
	2012			2011
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	—	$—	$—	4	$995	$995
Commercial real estate:
Owner occupied	5	3,689	3,596	2	2,459	2,415
Non-owner occupied	1	66	83	1	107	107
Total commercial loans	6	3,755	3,679	7	3,561	3,517

Retail loans – one-to-four family residential	14	1,153	1,207	9	909	962
Total loans	20	$4,908	$4,886	16	$4,470	$4,479

A default is identified when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring.  The Company had no TDRs that defaulted during the three months ended September 30, 2012 and had three one-to-four family residential TDRs totaling $254,000 that defaulted during the three months ended September 30, 2011. The Company had one one-to-four family residential TDR totaling $69,000 that defaulted during the nine months ended September 30, 2012 and five one-to-four family residential TDRs totaling $695,000 that defaulted during the nine months ended September 30, 2011.

The tables below summarize the Company’s TDRs by loan category and accrual status at the dates indicated:

	September 30, 2012			December 31, 2011
	Accruing	Non-accruing	Total	Accruing	Non-accruing	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$454	$234	$688	$2,167	$259	$2,426
Commercial real estate:
Owner occupied	3,950	2,230	6,180	369	2,272	2,641
Non-owner occupied	12,780	1,923	14,703	3,814	11,095	14,909
Multifamily	255	—	255	259	—	259
Commercial participations	—	93	93	—	1,748	1,748
Total commercial	17,439	4,480	21,919	6,609	15,374	21,983

Retail loans – one-to-four family residential	1,450	3,224	4,674	2,266	1,600	3,866
Total troubled debt restructurings	$18,889	$7,704	$26,593	$8,875	$16,974	$25,849

At September 30, 2012, TDRs totaled $26.6 million, of which $2.7 million were performing in accordance with their agreements and in non-accrual status.

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

	September 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Commercial Participations	One-to-four Family Residential	Total
	(Dollars in thousands)
Rate reduction	$—	$1,146	$—	$—	$—	$1,200	$2,346
Payment extension	689	2,253	2,189	—	—	776	5,907
Interest only	—	—	—	—	—	134	134
Rate reduction and payment extension	—	1,248	611	255	—	2,187	4,301
Rate reduction and interest only	—	—	2,988	—	—	362	3,350
Payment extension and interest only	—	289	—	—	—	—	289
Forbearance	—	—	—	—	93	—	93
Rate reduction, payment extension, interest only, and forbearance	—	44	—	—	—	—	44
A/B note structure	—	1,200	8,915	—	—	—	10,115
Other	—	—	—	—	—	14	14
Total troubled debt restructurings	$689	$6,180	$14,703	$255	$93	$4,673	$26,593

	December 31, 2011
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non-Owner Occupied	Multifamily	Commercial Participations	One-to-four Family Residential	Total
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$—	$—	$805	$805
Payment extension	2,426	2,297	2,210	—	—	948	7,881
Rate reduction and payment extension	—	—	542	259	—	1,858	2,659
Rate reduction and interest only	—	—	9,054	—	—	255	9,309
Payment extension and interest only	—	297	—	—	—	—	297
Forbearance	—	—	3,103	—	1,748	—	4,851
Rate reduction, payment extension, interest only, and forbearance	—	47	—	—	—	—	47
Total troubled debt restructurings	$2,426	$2,641	$14,909	$259	$1,748	$3,866	$25,849

At September 30, 2012, TDRs were relatively stable at $26.6 million compared to $25.8 million at December 31, 2011. The activity related to the Company’s TDRs is presented in the following table for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance	$25,168	$36,451	$25,849	$39,581
Restructured loans identified as TDRs	3,592	3,146	4,886	4,479
Protective advances and miscellaneous	311	46	770	127
Repayments and payoffs	(2,385)	(806)	(4,772)	(2,982)
Charge-offs	(93)	(19)	(140)	(61)
Transfers to other real estate owned	—	—	—	(2,326)
Ending balance	$26,593	$38,818	$26,593	$38,818

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

		Fair Value Measurements at September 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$14,414	$—	$14,414	$—
GSE securities	37,942	—	37,942	—
Corporate bonds	5,244	—	5,244	—
Collateralized mortgage obligations	76,489	—	76,489	—
Commercial mortgage-backed securities	48,814	—	48,814	—
Asset backed securities	4,294	—	4,294	—
Pooled trust preferred securities	15,300	—	—	15,300
GSE preferred stock	1	1	—	—

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$15,414	$—	$15,414	$—
GSE securities	48,382	—	48,382	—
Corporate bonds	5,027	—	5,027	—
Collateralized mortgage obligations	70,884	—	70,884	—
Commercial mortgage-backed securities	76,118	—	76,118	—
Pooled trust preferred securities	18,555	—	—	18,555
GSE preferred stock	1	1	—	—

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

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities.  The markets for these securities and for similar securities at September 30, 2012 were illiquid.  There have been a limited number of observable transactions in the secondary market, however, a new issue market does not exist.  Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique.

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

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning balance	$14,946	$18,371	$18,555	$18,125
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	630	(1,189)	(1,432)	133
Principal repayments	(381)	(249)	(2,191)	(1,499)
Discount accretion	105	72	368	246
Ending balance	$15,300	$17,005	$15,300	$17,005

The following tables set forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated.

		Fair Value Measurements at September 30, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$16,366	$—	$—	$16,366
Other real estate owned	2,826	—	—	2,826

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$17,180	$—	$—	$17,180
Other real estate owned	2,462	—	—	2,462

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

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis.  Certain impaired loans were partially charged-off or re-evaluated during the third quarter of 2012.  These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors.  The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $650,000 and $2.5 million for the three months ended September 30, 2012 and 2011, respectively, and $2.3 million and $3.3 million for the nine months ended September 30, 2012 and 2011, respectively.  These losses are not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses.  These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The estimated fair value of other real estate owned is based on current or prior appraisals, less estimated costs to sell of 10%. Other real estate owned is classified within Level 3 of the fair value hierarchy. Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the AMC. The SCO reviews the appraisals for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by the SCO with input from the Bank’s Loan Committee. The reduction in fair value of other real estate owned was $1.0 million and $316,000, respectively, for the three months ended September 30, 2012 and 2011 and $1.7 million and $2.1 million, respectively, for the nine months ended September 30, 2012 and 2011.  The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

The following table sets forth quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at September 30, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Averages)
Pooled trust preferred securities	$15,300	Consensus pricing*	Default assumptions Discount Rates	Varies by security 42.4% - 83.4% (57.9%)
Impaired loans (collateral-dependent)	16,366	Market comparable properties	Marketability discount	10%
Other real estate owned	2,826	Market comparable properties	Marketability discount	10%

*Consensus pricing is provided by a widely used pricing source.

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

	September 30, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$108,583	$108,583	$—	$—
Investment securities, available-for-sale	202,498	1	187,197	15,300
Investment securities, held-to-maturity	13,490	—	13,756	—
Federal Home Loan Bank stock	6,188	6,188	—	—
Loans receivable, net of allowance for loan losses	691,548	—	—	697,070
Loans held for sale	2,199	—	2,199	—
Interest receivable	2,697	—	2,697	—
Total financial assets	$1,027,203	$114,772	$205,849	$712,370

Financial Liabilities:
Deposits	$951,061	$602,198	$—	$351,170
Borrowed funds	50,018	—	53,033	—
Advance payments by borrowers	4,075	—	4,075	—
Interest payable	91	—	91	—
Total financial liabilities	$1,005,245	$602,198	$57,199	$351,170

	December 31, 2011
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$92,072	$92,072
Investment securities, available-for-sale	234,381	234,381
Investment securities, held-to-maturity	16,371	16,703
Federal Home Loan Bank stock	6,188	6,188
Loans receivable, net of allowance for loan losses	698,802	702,987
Loans held for sale	1,124	1,124
Interest receivable	3,011	3,011
Total financial assets	$1,051,949	$1,056,466

Financial Liabilities:
Deposits	$977,424	$979,483
Borrowed funds	54,200	57,241
Advance payments by borrowers	4,275	4,275
Interest payable	90	90
Total financial liabilities	$1,035,989	$1,041,089

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

Omnibus Equity Incentive Plan

The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock.  In addition, there were 64,500 shares that had not yet been issued or were forfeited, canceled, or unexercised at the end of the option term under the 2003 Stock Option Plan when it was frozen.  These shares and any other shares that may be forfeited, canceled, or expired are available for any type of share-based awards in the future under the Equity Incentive Plan.  At September 30, 2012, shares available for future grants under the Equity Incentive Plan totaled 209,501 shares.

Restricted Stock

The following table presents the activity for restricted stock for the nine months ended September 30, 2012.

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2011	175,639	$4.97
Granted	48,186	5.96
Vested	(52,596)	6.18
Forfeited	(50,242)	5.21
Unvested at September 30, 2012	120,987	$4.72

The compensation expense related to restricted stock for the three months ended September 30, 2012 and 2011 totaled $45,000 and $81,000, respectively.  The compensation expense related to restricted stock for the nine months ended September 30, 2012 and 2011 totaled $115,000 and $226,000, respectively. At September 30, 2012, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $572,000.  This cost is expected to be recognized over a weighted-average period of 2.9 years, which is subject to the actual number of shares earned and vested.

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

The following table presents the activity under the Company’s stock option plans for the nine months ended September 30, 2012.

	Number of Options	Weighted-Average Exercise Price
Options outstanding at December 31, 2011	515,995	$14.01
Granted	20,000	4.40
Forfeited	(56,000)	13.91
Expired unexercised	(72,200)	13.76
Options outstanding at September 30, 2012	407,795	$13.59

For stock options outstanding at September 30, 2012, the range of exercise prices was $4.40 to $14.76, and the weighted-average remaining contractual term was 1.9 years.  At September 30, 2012, 387,795 of the Company’s outstanding stock options were fully vested and out-of-the-money with no intrinsic value.  The remaining 20,000 stock options were not yet exercisable and were in-the-money with an intrinsic value of $21,200, which represents the difference between the Company’s closing stock price on the last day of trading for the third quarter of 2012 and the exercise price multiplied by the number of in-the-money options, assuming all option holders had exercised their stock options on the last day of trading for the same period. Stock option expense for the three and nine months ended September 30, 2012 was $3,000 and $9,000, respectively. There was no stock option expense for the comparable 2011 periods. There were no stock options exercised during the three and nine months ended September 30, 2012 and 2011.  The Company reissues treasury shares to satisfy option exercises.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Form 10-Q, in our other filings with the U.S. Securities and Exchange Commission (SEC), and in our press releases or other shareholder communications are forward-looking statements, as that term is defined in U.S. federal securities laws.  Generally, these statements relate to our business plans or strategies, prospects, management, projections involving anticipated revenues, earnings, profitability, or other aspects of operating results, or other future developments in our affairs or the industry in which we conduct business.  Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking terminology such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “estimate,” “would be,” “will,” “intend to,” “project,”  or similar expressions or the negative thereof, as well as statements that include future events, tense or dates, or are not historical or current facts.

We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  These forward-looking statements include but are not limited to statements regarding our ability to continue to successfully execute our strategy and Strategic Growth and Diversification Plan; the level and sufficiency of our current regulatory capital and equity ratios; our ability to continue to diversify the loan portfolio; our efforts at deepening client relationships, increasing our levels of core deposits, lowering our non-performing asset levels, managing and reducing our credit-related costs, and increasing our revenue growth and levels of earning assets; the effects of general economic and competitive conditions nationally and within our core market area; our ability to sell other real estate owned properties and mortgage loans held for sale; the sufficiency of the levels of provision for the allowance for loan losses and amounts of charge-offs; loan and deposit growth; interest on loans; asset yields and cost of funds; net interest income; net interest margin; non-

interest income; non-interest expense; interest rate environment; and other factors.   For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part I. Item 1A.  Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011.  Such forward-looking statements are not guarantees of future performance.  We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements unless required to do so under the federal securities laws.

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

The first component of the allowance for loan losses contains allocations for probable incurred losses that management has identified relating to impaired loans pursuant to Accounting Standards Codification (ASC) 310-10, Receivables. We individually evaluate for impairment all loans classified substandard and over $375,000 to enable management to identify potential losses over a larger cross section of the loan portfolio.  We also individually evaluate for impairment all loans for which we have initiated foreclosure proceedings. For all portfolio segments, loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement.  The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate.  As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent.  A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment.  If we determine a loan is collateral-dependent, we will charge-off any identified collateral shortfall against the allowance for loan losses.

If foreclosure is probable, we are required to measure the impairment based on the fair value of the collateral.  The fair value of the collateral is generally obtained from the evaluation of the collateral, and one of the methods of evaluation is an independent third-party appraisal. When current appraisals are not available, we utilize other evaluation methods to estimate the fair value of the collateral giving consideration to several factors including for real estate properties the price at which individual unit(s) could be sold in the current market, the period of time over which the unit(s) could be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and the current market interest rates.  The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

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

Investment Securities. Under ASC 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. We determine the appropriate classification at the time of purchase. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on investment securities. Debt investment securities are classified as held-to-maturity and carried at amortized cost when we have the positive intent and the ability to hold the investment securities to maturity. Investment securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized. Investment in Federal Home Loan Bank (FHLB) stock is carried at cost. We have no trading account investment securities.

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

At September 30, 2012, based on the results of our regular assessment of the ability to realize our deferred tax assets, we concluded that, based on all available evidence, both positive and negative, approximately $6.5 million of our deferred tax assets did not meet the “more likely than not” threshold for realization. Although realization of the remaining net deferred tax assets of $13.8 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized based on available tax planning strategies and our projections of future taxable income. The positive evidence considered in our analysis of the remaining deferred tax assets included our long-term history of generating taxable income; the cyclical nature of the industry in which we operate; the fact that a portion of the losses realized in 2011 were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, including the federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (19 years for federal income tax purposes, ten years for the state of Indiana, and eight years for the state of Illinois). The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets, which would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our results of operations and the carrying value of our assets. We believe our tax assets and liabilities are adequate and are properly recorded in the condensed consolidated financial statements at September 30, 2012.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Performance Overview

The following tables provide selected financial and performance information for the periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Net income	$1,259	$394	$3,103	$2,099
Diluted earnings per share	.12	.04	.29	.20
Pre-tax, pre-provision earnings, as adjusted (1)	3,537	2,690	9,407	6,716
Return on average assets (2)	.45%	.14%	.36%	.25%
Return on average equity (2)	4.72	1.34	3.96	2.44
Average interest-earning assets	$1,014,769	$1,036,064	$1,037,445	$1,025,231
Net interest income	8,849	8,859	26,716	26,903
Net interest margin	3.47%	3.39%	3.44%	3.51%
Non-interest income	$3,032	$3,310	$8,499	$10,299
Non-interest expense	8,969	9,186	27,718	30,224
Efficiency ratio (3)	76.74%	80.50%	80.82%	84.54%

	September 30, 2012	December 31, 2011	September 30, 2011
Book value per share	$9.94	$9.49	$10.55
Shareholders’ equity to total assets	9.66%	8.99%	9.82%
Bank Capital Ratios:
Tangible capital ratio	8.85	8.26	8.87
Tier 1 core capital ratio	8.85	8.26	8.87
Tier 1 risk-based capital ratio	12.56	11.40	12.31
Risk-based capital ratio	13.82	12.65	13.57

(1)	See “Non-U.S. GAAP Financial Information” on page 46.

(2)	Annualized.

(3)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sale of investment securities.

The following discussion and analysis presents the more significant factors affecting our financial condition as of September 30, 2012 and results of operations for the three and nine months ended September 30, 2012.  This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

Our problem asset resolution efforts have reduced our level of non-performing assets by 24% during the third quarter of 2012. We have been resolving individual credits by seeking to either restructure specific non-performing loans or foreclose, obtain title, and transfer the loan to other real estate owned where management can take control of and liquidate the underlying collateral. Our ratio of non-performing loans to total loans decreased to 5.19% at September 30, 2012 from 6.41% at December 31, 2011, primarily due to transfers back to accrual status of $9.8 million of commercial real estate A-Note troubled debt restructurings that were performing for at least six months; a $1.7 million paydown of a non-accrual commercial participation loan; and $5.6 million of commercial real estate loans transferred to other real estate owned, of which $3.7 million was also sold during the quarter. The ratio of non-performing assets to total assets decreased to 4.83% at September 30, 2012 compared to 5.63% at December 31, 2011.

During the third quarter of 2012, we recorded net income of $1.3 million, or $.12 per diluted share, an increase from net income of $394,000, or $.04 per diluted share, for the third quarter of 2011.  Our earnings were favorably impacted by a $217,000, or 2.4%, decrease in non-interest expense to $9.0 million from $9.2 million for the third quarter of 2011 as we continue to reduce non-interest expense. Excluding credit related costs totaling $1.2 million, non-interest expense decreased to $7.7 million for the third quarter of 2012 from $8.5 million from the third quarter of 2011. These decreases were related to a significant decrease in compensation and employee benefit expense due to our Voluntary Early Retirement Offering (VERO) announced in the first quarter of 2012, the March 31, 2012 branch closings in Bolingbrook and Orland Park, Illinois, the outsourcing of certain support functions, and lower professional fees. The number of full time equivalent (FTE) employees decreased to 259 at September 30, 2012 from 303 at December 31, 2011 and 311 at September 30, 2011.

We continue to target specific segments in our loan portfolio for growth, including commercial and industrial and owner occupied and multifamily commercial real estate, which in the aggregate comprised 56.5% of the commercial loan portfolio at September 30, 2012, up from 53.0% at December 31, 2011 and 52.2% at September 30, 2011. Our focus on deepening client relationships continues to emphasize core deposit growth. Total core deposits as a percentage of total deposits increased to 63.3% at September 30, 2012 from 61.1% at December 31, 2011 and 60.5% at September 30, 2011. The increase was primarily due to continued shrinkage in certificates of deposit in this low interest rate environment. In addition, the Bank’s High Performance Checking (HPC) deposit acquisition marketing program implemented during the first quarter of 2012 has enhanced growth in core deposits while attracting a younger demographic (20-49 age group) for retail accounts, which will continue to provide additional cross-sell opportunities.

At September 30, 2012, our common shareholders’ equity was $108.1 million, or 9.66% of assets, compared to $103.2 million, or 8.99%, of assets at December 31, 2011 and $114.8 million, or 9.82% of assets, at September 30, 2011. The Bank’s Tier 1 core capital ratio was 8.85% at September 30, 2012 compared to 8.26% at December 31, 2011 and 8.87% at September 30, 2011. The Bank’s total risk-based capital ratio increased to 13.82% at September 30, 2012 from 12.65% at December 31, 2011 and 13.57% at September 30, 2011.

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

The risks associated with utilizing operating measures (such as the pre-tax, pre-provision earnings, as adjusted) are that various persons might disagree as to the appropriateness of items included or excluded in these measures and that other companies might calculate these measures differently.  Management compensates for these limitations by providing detailed reconciliations between U.S. GAAP information and our pre-tax, pre-provision earnings, as adjusted, as noted above.

The following table reconciles income before income taxes in accordance with U.S. GAAP to the non-U.S. GAAP measurement of pre-tax, pre-provision earnings, as adjusted.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Reconciliation of Income Before Income Taxes to Pre-Tax, Pre-Provision Earnings, as adjusted:
Income before income taxes	$1,752	$310	$4,137	$2,406
Provision for loan losses	1,160	2,673	3,360	4,572
Pre-tax, pre-provision earnings	2,912	2,983	7,497	6,978

Add back (subtract):
Net gain on sale of:
Investment securities	(194)	(758)	(917)	(1,450)
Other real estate owned	(425)	(266)	(464)	(2,499)
Other real estate owned related expense, net	1,074	614	2,008	3,217
Loan collection expense	170	117	407	470
Severance and early retirement expense	—	—	876	—
Pre-tax, pre-provision earnings, as adjusted	$3,537	$2,690	$9,407	$6,716

Pre-tax, pre-provision earnings, as adjusted, to average assets (annualized)	1.25%	.93%	1.09%	.79%

Pre-tax, pre-provision earnings, as adjusted, increased $847,000, or 31.5%, to $3.5 million for the third quarter of 2012 compared to $2.7 million for the third quarter of 2011. These increases were primarily due to a $261,000 increase in gain on sale of loans held for sale along with a $636,000 decrease in compensation and employee benefits expense.

The pre-tax, pre-provision earnings, as adjusted, for the nine months ended September 30, 2012 increased $2.7 million, or 40.1%, to $9.4 million compared to $6.7 million for the 2011 period primarily due to increases in gain on sale of loans held for sale; income from bank-owned life insurance as a result of the death of an insured in the first quarter 2012; and decreases in compensation and employee benefits, professional fees, and Federal Deposit Insurance Corporation (FDIC) insurance premiums and regulatory assessments. These favorable variances were partially offset by an increase in marketing expenses and a slight decrease in net interest income.

Average Balances/Rates

The following tables reflect the average yield on assets and average cost of liabilities for the periods indicated.  Average balances are derived from average daily balances.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$712,663	$8,237	4.60%	$730,524	$8,881	4.82%
Investment securities (2)	234,395	1,923	3.21	239,655	1,794	2.93
Other interest-earning assets (3)	67,711	88.52		65,885	80.48
Total interest-earning assets	1,014,769	10,248	4.02	1,036,064	10,755	4.12
Non-interest earning assets	109,008			114,085
Total assets	$1,123,777			$1,150,149
Interest-bearing liabilities:
Deposits:
Checking accounts	$177,238	$51.11%		$161,854	$96.24%
Money market accounts	181,390	98.21		187,523	190.40
Savings accounts	146,244	70.19		130,985	66.20
Certificates of deposit	354,179	883.99		391,275	1,250	1.27
Total deposits	859,051	1,102.51		871,637	1,602.73
Borrowed funds:
Other short-term borrowed funds	11,062	5.18		15,562	15.38
FHLB advances	39,728	292	2.88	34,850	279	3.13
Total borrowed funds	50,790	297	2.29	50,412	294	2.28
Total interest-bearing liabilities	909,841	1,399.61		922,049	1,896.82
Non-interest bearing deposits	97,888			100,849
Other non-interest bearing liabilities	9,903			10,843
Total liabilities	1,017,632			1,033,741
Shareholders’ equity	106,145			116,408
Total liabilities and shareholders’ equity	$1,123,777			$1,150,149
Net interest-earning assets	$104,928			$114,015
Net interest income / interest rate spread		$8,849	3.41%		$8,859	3.30%
Net interest margin			3.47%			3.39%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.53%			112.37%

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$708,942	$24,866	4.69%	$730,242	$26,708	4.89%
Investment securities (2)	248,606	6,239	3.30	248,905	5,879	3.11
Other interest-earning assets (3)	79,897	284.47		46,084	401	1.16
Total interest-earning assets	1,037,445	31,389	4.04	1,025,231	32,988	4.30
Non-interest earning assets	110,845			115,560
Total assets	$1,148,290			$1,140,791
Interest-bearing liabilities:
Deposits:
Checking accounts	$179,057	$210.16%		$159,993	$315.26%
Money market accounts	190,928	408.29		186,769	666.48
Savings accounts	141,743	207.20		127,922	214.22
Certificates of deposit	367,699	2,961	1.08	398,228	4,077	1.37
Total deposits	879,427	3,786.58		872,912	5,272.81
Borrowed funds:
Other short-term borrowed funds	11,734	14.16		14,385	48.45
FHLB advances	39,774	873	2.88	28,573	765	3.53
Total borrowed funds	51,508	887	2.26	42,958	813	2.50
Total interest-bearing liabilities	930,935	4,673.67		915,870	6,085.89
Non-interest bearing deposits	101,805			98,815
Other non-interest bearing liabilities	10,795			10,907
Total liabilities	1,043,535			1,025,592
Shareholders’ equity	104,755			115,199
Total liabilities and shareholders’ equity	$1,148,290			$1,140,791
Net interest-earning assets	$106,510			$109,361
Net interest income / interest rate spread		$26,716	3.37%		$26,903	3.41%
Net interest margin			3.44%			3.51%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.44%			111.94%

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning bank deposits.

Rate/Volume Analysis

The following tables show the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated.  Changes attributable to the combined impact of rate and volume have been allocated proportionally to the changes due to rate and changes due to volume.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 Compared to 2011			2012 Compared to 2011
	Change due to Rate	Change due to Volume	Total Change	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(431)	$(213)	$(644)	$(1,076)	$(766)	$(1,842)
Investment securities	169	(40)	129	367	(7)	360
Other interest-earning assets	6	2	8	(315)	198	(117)
Total interest income	(256)	(251)	(507)	(1,024)	(575)	(1,599)

Interest expense:
Deposits:
Checking accounts	(53)	8	(45)	(140)	35	(105)
Money market accounts	(86)	(6)	(92)	(273)	15	(258)
Savings accounts	(4)	8	4	(29)	22	(7)
Certificates of deposit	(256)	(111)	(367)	(821)	(295)	(1,116)
Total deposits	(399)	(101)	(500)	(1,263)	(223)	(1,486)
Borrowed funds:
Other short-term borrowed funds	(7)	(3)	(10)	(26)	(8)	(34)
FHLB advances	(24)	37	13	(155)	263	108
Total borrowed funds	(31)	34	3	(181)	255	74
Total interest expense	(430)	(67)	(497)	(1,444)	32	(1,412)
Net change in net interest income	$174	$(184)	$(10)	$420	$(607)	$(187)

Net Interest Income

Net Interest Income. Net interest income totaled $8.8 million for the three months ended September 30, 2012 compared to $8.9 million for the three months ended September 30, 2011. Net interest income totaled $26.7 million for the nine months ended September 30, 2012 compared to $26.9 million for the nine months ended September 30, 2011.  The net interest margin for the three months ended September 30, 2012 increased eight basis points to 3.47% from 3.39% for the comparable 2011 period and for the nine months ended September 30, 2012 decreased seven basis points to 3.44% from 3.51% for the 2011 period. Our net interest margin benefited from loans comprising a larger proportion of interest-earning assets and decreases in non-performing assets and the cost of interest-bearing liabilities during the three and nine months ended September 30, 2012. Higher levels of liquidity, modest loan demand, reduced but still elevated levels of non-performing assets, the continued low interest rate environment, and narrowing of spreads on new investment security purchases will create pressure on our net interest margin for the foreseeable future.

Interest Income.  Interest income decreased 4.7% to $10.2 million for the three months ended September 30, 2012 from $10.8 million for the comparable 2011 period. For the nine months ended September 30, 2012, interest income decreased 4.8% to $31.4 million from $33.0 million for the comparable 2011 period.  The weighted-average rate on interest-earning assets decreased to 4.02% and 4.04%, respectively, for the three and nine months ended September 30, 2012 from 4.12% and 4.30%, respectively, for the comparable 2011 periods.  The decreases are primarily related to the reinvestment of proceeds from sales and maturities of investment securities in lower yielding investments and maintaining higher levels of short-term liquid investments due to the lack of suitable higher yielding investment alternatives in the current low interest rate environment combined with modest loan demand.

Interest Expense.  Interest expense decreased 26.2% to $1.4 million for the three months ended September 30, 2012 from $1.9 million for the comparable 2011 period.  The average cost of interest-bearing liabilities decreased 21 basis points to .61% for the three months ended September 30, 2012 from .82% for the 2011 period.  For the nine months ended September 30, 2012, interest expense decreased 23.2% to $4.7 million from $6.1 million for the 2011 period. The average cost of interest-bearing liabilities decreased 22 basis points to .67% for the nine months ended September 30, 2012 from .89% for the 2011 period. Interest expense continues to be positively affected by our continuing success in increasing the proportion of low-cost core deposits to total deposits and continued disciplined pricing on new and renewing certificates of deposit.

Interest expense on interest-bearing deposits decreased to $1.1 million and $3.8 million, respectively, for the three and nine month periods ended September 30, 2012 from $1.6 million and $5.3 million, respectively, for the comparable 2011 periods.  The weighted-average cost of deposits decreased 22 basis points to .51% for the three month period ended September 30, 2012 from .73% for the comparable 2011 period and 23 basis points to .58% for the nine month period ended September 30, 2012 from .81% for the comparable 2011 period. The decreases are primarily the result of disciplined pricing on core deposits and the repricing of certificates of deposit at lower interest rates.

Interest expense on borrowed funds increased to $297,000 and $887,000, respectively, for the three and nine months ended September 30, 2012 from $294,000 and $813,000, respectively, for the 2011 periods primarily as a result of increases in the average balance of FHLB advances during 2012 compared to 2011.  The weighted-average cost of borrowed funds was relatively stable at 2.29% for the three months ended September 30, 2012 compared to 2.28% for the 2011 period and decreased 24 basis points during the nine months ended September 30, 2012 to 2.26% from 2.50% for the 2011 period. The decrease for the year to date period was primarily due to a decrease in the cost of Repo Sweeps, the previously discussed $15.0 million FHLB advance, and the scheduled repayments of higher cost amortizing FHLB advances.

Provision for Loan Losses

The Company’s provision for loan losses was $1.16 million for the three months ended September 30, 2012 compared to $2.67 million for the 2011 period. The provision for loan losses was $3.36 million compared to $4.57 million, respectively, for the nine months ended September 30, 2012 and 2011.  For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following tables identify the changes in non-interest income for the periods presented:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Deposit related fees	$1,662	$1,675	$(13)	(.8)%
Commission income	55	100	(45)	(45.0)
Income from bank-owned life insurance	151	216	(65)	(30.1)
Other income	218	229	(11)	(4.8)
Subtotal	2,086	2,220	(134)	(6.0)
Net gain on sale of:
Investment securities	194	758	(564)	(74.4)
Loans held for sale	327	66	261	395.5
Other real estate owned	425	266	159	59.8
Subtotal	946	1,090	(144)	(13.2)
Total non-interest income	$3,032	$3,310	$(278)	(8.4)

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Deposit related fees	$4,709	$4,708	$1	—%
Commission income	187	223	(36)	(16.1)
Income from bank-owned life insurance	853	632	221	35.0
Other income	683	663	20	3.0
Subtotal	6,432	6,226	206	3.3
Net gain on sale of:
Investment securities	917	1,450	(533)	(36.8)
Loans held for sale	686	124	562	453.2
Other real estate owned	464	2,499	(2,035)	(81.4)
Subtotal	2,067	4,073	(2,006)	(49.3)
Total non-interest income	$8,499	$10,299	$(1,800)	(17.5)

Deposit related fees include service charges, card-based fees, and other fees related to deposit accounts. Deposit related fees were impacted by a decrease in business deposit service charges due to the loss of one large business depositor during 2012 which was partially offset by a modest increase in card-based fees due to the success of the High Performance Checking (HPC) program growing checking accounts in a younger demographic that is more inclined to debit card usage. Commission income for the 2012 periods decreased due to lower sales activity in non-deposit investment-related products. Income from bank-owned life insurance during 2012 has been negatively impacted by a decrease in yields. For the nine months ended September 30, 2012, we recorded income of $378,000 relating to the first quarter 2012 death of an insured which more than offset the impact of the lower yields for the period. The increases for the 2012 periods in net gain on the sale of loans held for sale was related to our expanded residential loan origination and mortgage banking activities. The decrease in net gain on the sale of other real estate owned for the nine months ended September 30, 2012 from the same 2011 period was primarily due to a $2.2 million gain recognized during the second quarter of 2011 on the sale of a large commercial property. For information related to net gain on sale of investment securities, see “Changes in Financial Condition – Investment Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Expense

The following tables identify changes in our non-interest expense for the periods presented:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,571	$4,243	$(672)	(15.8)%
Retirement and stock related compensation	285	198	87	43.9
Medical and life benefits	305	365	(60)	(16.4)
Other employee benefits	21	12	9	75.0
Subtotal compensation and employee benefits	4,182	4,818	(636)	(13.2)
Net occupancy expense	697	706	(9)	(1.3)
FDIC insurance premiums and regulatory assessments	475	481	(6)	(1.2)
Furniture and equipment expense	417	436	(19)	(4.4)
Data processing	462	424	38	9.0
Marketing	283	213	70	32.9
Professional fees	177	309	(132)	(42.7)
Other real estate owned related expense, net	1,074	614	460	74.9
Loan collection expense	170	117	53	45.3
Other general and administrative expenses	1,032	1,068	(36)	(3.4)
Total non-interest expense	$8,969	$9,186	$(217)	(2.4)

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$11,290	$12,906	$(1,616)	(12.5)%
Retirement and stock related compensation	866	627	239	38.1
Medical and life benefits	1,155	1,532	(377)	(24.6)
Other employee benefits	51	39	12	30.8
Subtotal compensation and employee benefits	13,362	15,104	(1,742)	(11.5)
Net occupancy expense	2,084	2,141	(57)	(2.7)
FDIC insurance premiums and regulatory assessments	1,453	1,638	(185)	(11.3)
Furniture and equipment expense	1,342	1,353	(11)	(.8)
Data processing	1,345	1,307	38	2.9
Marketing	1,009	670	339	50.6
Professional fees	628	1,031	(403)	(39.1)
Other real estate owned related expense, net	2,008	3,217	(1,209)	(37.6)
Loan collection expense	407	470	(63)	(13.4)
Severance and early retirement expense	876	—	876	100.0
Other general and administrative expenses	3,204	3,293	(89)	(2.7)
Total non-interest expense	$27,718	$30,224	$(2,506)	(8.3)

Total non-interest expense decreased $217,000, or 2.4%, for the three months ended September 30, 2012 and $2.5 million, or 8.3%, for the nine months ended September 30, 2012 from the same 2011 periods as we continue to make progress in reducing our cost structure. Compensation and employee benefits expense decreased for the three and nine months ended September 30, 2012 from the 2011 periods primarily as a result of our VERO program, branch closings, and outsourcing during 2012. These cost reduction initiatives resulted in a 16.7% decrease in the number of FTE employees to 259 at September 30, 2012 from 311 at September 30, 2011. In addition, medical and life benefits were significantly lower during the 2012 periods due to the lack of several individual large self-insurance claims made during the prior year periods. FDIC insurance premiums and regulatory assessments expense decreased during 2012 from the 2011 periods due to the premium assessment methodology implemented in April 2011. Professional fees also decreased during 2012 primarily due to lower legal, strategic adviser, and investor relations fees. Partially offsetting the favorable variances, marketing expense increased in 2012 and VERO severance and retirement compensation expense totaled $876,000 during the nine months ended September 30, 2012.

Also, other real estate owned related expense and loan collection expense increased during the third quarter of 2012 compared to the same 2011 period due to additional valuation reserves totaling $1.0 million and higher legal fees incurred in resolving certain non-performing assets. Other real estate owned expense decreased during the nine months ended September 30, 2012 from the 2011 period due to lower valuation reserves recognized during the 2012 year to date period.

Income Tax Expense

Income tax expense for the three months ended September 30, 2012 totaled $493,000, which was equal to an effective tax rate of 28.1%. During the third quarter of 2011, we recorded an income tax benefit of $84,000. The income tax expense for the nine months ended September 30, 2012 totaled $1.0 million, or an effective tax rate of 25.0%, and an increase of $727,000 from $307,000, or an effective tax rate of 12.8%, for the comparable 2011 period. The increases in the effective income tax rate during the 2012 periods were due to the increased level of income before income tax expense partially offset by the tax sheltering impact of income from bank-owned life insurance and other tax credits.

Changes in Financial Condition

Our total assets decreased slightly to $1.12 billion at September 30, 2012 from $1.15 billion at December 31, 2011 primarily due to our efforts to exit certain select deposit relationships which reduced our level of investments and liquidity and improved our Tier 1 core capital ratios.

	September 30, 2012	December 31, 2011	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$108,583	$92,072	$16,511	17.9%
Investment securities available-for-sale, at fair value	202,498	234,381	(31,883)	(13.6)
Investment securities held-to-maturity, at cost	13,490	16,371	(2,881)	(17.6)
Federal Home Loan Bank stock, at cost	6,188	6,188	—	—
Loans receivable, net	691,548	698,802	(7,254)	(1.0)
Investment in bank-owned life insurance	36,586	36,275	311.9
Other real estate owned	17,447	19,091	(1,644)	(8.6)
Other assets	42,341	45,770	(3,429)	(7.5)
Total assets	$1,118,681	$1,148,950	$(30,269)	(2.6)

Liabilities and Shareholders’ Equity:
Deposits	$951,061	$977,424	$(26,363)	(2.7)%
Borrowed funds	50,018	54,200	(4,182)	(7.7)
Other liabilities	9,543	14,078	(4,535)	(32.2)
Total liabilities	1,010,622	1,045,702	(35,080)	(3.4)
Shareholders’ equity	108,059	103,248	4,811	4.7
Total liabilities and shareholders’ equity	$1,118,681	$1,148,950	$(30,269)	(2.6)

Loans Receivable

The following table provides the balance and percentage of loans by category at the dates indicated.

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$93,794	13.3%	$85,160	12.0%	10.1%
Commercial real estate:
Owner occupied	96,991	13.8	93,833	13.2	3.4
Non-owner occupied	178,621	25.4	188,293	26.5	(5.1)
Multifamily	76,549	10.9	71,876	10.1	6.5
Commercial construction and land development	21,935	3.1	22,045	3.1	(.5)
Commercial participations	5,671.8		12,053	1.7	(52.9)
Total commercial loans	473,561	67.3	473,260	66.6	.1

Retail loans:
One-to-four family residential	178,280	25.2	181,698	25.6	(1.9)
Home equity lines of credit	47,605	6.8	52,873	7.4	(10.0)
Retail construction	1,778.3		1,022.1		74.0
Other	3,238.5		2,771.4		16.9
Total retail loans	230,901	32.8	238,364	33.5	(3.1)
Total loans receivable	704,462	100.1	711,624	100.1	(1.0)
Net deferred loan fees	(555)	(.1)	(398)	(.1)	39.4
Total loans receivable, net of deferred loan fees	$703,907	100.0%	$711,226	100.0%	(1.0)

 Total loans receivable, net of deferred loan fees decreased $7.3 million at September 30, 2012 from December 31, 2011 primarily due to a decrease of $7.5 million in retail loans outstanding as a result of increased mortgage loan refinance activity with us or other institutions and the majority of our one-to-four family originations being sold into the secondary market. Loan fundings during the nine months ended September 30, 2012 totaled $99.7 million compared to $65.4 million for the nine months ended September 30, 2011, which reflects an increase in loan demand during 2012. Loan fundings in 2012 were partially offset by loan repayments and amortization of $58.7 million, one-to-four family loans sold of $37.7 million, transfers to other real estate owned totaling $7.5 million in total retail loans, and gross loan charge-offs totaling $3.8 million.

Commercial participations decreased 52.9% compared to December 31, 2011 through net paydowns totaling $1.7 million and the payoff of one non-owner occupied commercial real estate participation totaling $4.8 million. In addition, non-owner occupied commercial real estate loans decreased by $9.7 million, or 5.1%, since December 31, 2011 primarily due to five loan payoffs aggregating $6.7 million and gross charge-offs of $1.5 million. Partially offsetting this decrease, commercial and industrial loans increased $8.6 million, or 10.1%, since December 31, 2011 primarily due to increased line usage.

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, we began a shift in mid-2007 to diversify our loan portfolio to reduce our focus on commercial real estate lending, including non-owner occupied, commercial construction and land development, and purchased participation and syndication loans. We have identified and segregated the remaining credit risk related to our deemphasized loan categories that were originated prior to our current risk tolerances, credit policy, and underwriting standards, by segregating our loan portfolio based upon each loan’s initial origination date. Loans that were renewed or modified subsequent to their initial origination are included for disclosure purposes based on their initial loan origination date. The categories of the loan portfolio that we continue to focus on growing, which are commercial and industrial and commercial real estate owner occupied and multifamily, comprised 56.5% of the commercial loan portfolio at September 30, 2012 compared to 53.0% at December 31, 2011 and 52.2% at September 30, 2011. Over 79% of the loans outstanding at September 30, 2012 in these growth categories were originated after January 1, 2008 (Post-1/1/08). During 2012, these targeted growth categories grew by $16.5 million due to $30.9 million in new fundings which were partially offset by $12.1 million in loan repayments. At September 30, 2012, our total commercial loans outstanding originated prior to January 1, 2008 (Pre-1/1/08) decreased to $172.3 million, or 36.4%, of our total commercial loan portfolio primarily due to normal amortization, charge-offs, and repayments, including the full repayment of a $4.8 million performing participation loan.

The following tables present the categories of our commercial loan portfolio at the dates indicated segregated by the origination date of the lending relationship, and highlights the shift in our lending focus to those growth categories in accordance with our strategic plan.

	September 30, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$7,790	$86,004	$93,794	8.3%
Commercial real estate:
Owner occupied	36,169	60,822	96,991	37.3
Non-owner occupied	110,029	68,592	178,621	61.6
Multifamily	9,889	66,660	76,549	12.9
Commercial construction and land development	4,117	17,818	21,935	18.8
Commercial participations	4,332	1,339	5,671	76.4
Total commercial loans	$172,326	$301,235	$473,561	36.4

	December 31, 2011
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$11,878	$73,282	$85,160	13.9%
Commercial real estate:
Owner occupied	43,510	50,323	93,833	46.4
Non-owner occupied	118,956	69,337	188,293	63.2
Multifamily	10,453	61,423	71,876	14.5
Commercial construction and land development	6,280	15,765	22,045	28.5
Commercial participations	11,537	516	12,053	95.7
Total commercial loans	$202,614	$270,646	$473,260	42.8

Total commercial participations by loan type and state where the collateral is located are presented in the following tables as of the dates indicated.

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$1,354	23.9%	$151	1.3%	796.7%
Commercial real estate:
Owner occupied	98	1.7	102.8		(3.9)
Non-owner occupied	3,840	67.7	11,193	92.9	(65.7)
Commercial construction and land development	379	6.7	607	5.0	(37.6)
Total commercial participations	$5,671	100.0%	$12,053	100.0%	(52.9)

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$1,100	19.4%	$1,534	12.7%	(28.3)%
Indiana	532	9.4	2,203	18.3	(75.9)
Ohio	—	—	4,875	40.5	(100.0)
Florida	379	6.7	607	5.0	(37.6)
Colorado	1,080	19.0	1,338	11.1	(19.3)
Texas	1,339	23.6	1,496	12.4	(10.5)
Michigan	1,241	21.9	—	—	100.0
Total commercial participations	$5,671	100.0%	$12,053	100.0%	(52.9)

During the third quarter of 2012, we received a paydown totaling $1.7 million related to a non-performing non-owner occupied commercial participation loan located in the state of Indiana. This paydown was partially repaid through the proceeds of a new commercial and industrial participation loan secured by the beneficial ownership interests in two other hotel properties. The new loan was underwritten in accordance with our current underwriting standards with cash flows from the collateral more than sufficient to service the debt.

Asset Quality and Allowance for Loan Losses

Non-performing Assets. The following table provides information relating to non-performing assets at the dates presented.

	September 30, 2012	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$477	510	$596
Commercial real estate:
Owner occupied	6,281	11,492	11,228
Non-owner occupied	17,041	24,791	22,294
Multifamily	2,893	1,521	91
Commercial construction and land development	2,935	4,766	3,378
Commercial participations	481	2,339	2,355
Total commercial loans	30,108	45,419	39,942

Retail loans:
One-to-four family residential	5,754	5,562	4,935
Home equity lines of credit	555	550	541
Retail construction	150	319	169
Total retail loans	6,459	6,431	5,645
Total non-performing loans	36,567	51,850	45,587

Other real estate owned:
Commercial	17,032	17,666	17,688
Retail	415	1,557	1,403
Total other real estate owned	17,447	19,223	19,091
Total non-performing assets	54,014	71,073	64,678

90 days past due loans still accruing interest	136	846	5
Total non-performing assets plus 90 days past due loans still accruing interest	$54,150	$71,919	$64,683

Accruing troubled debt restructurings	$18,889	$7,197	$8,875

Non-performing assets to total assets	4.83%	6.28%	5.63%
Non-performing loans to total loans, net of deferred fees	5.19	7.27	6.41

Total non-performing loans decreased $15.3 million, or 29.5%, to $36.6 million at September 30, 2012 from $51.9 million at June 30, 2012 primarily due to the transfer back to accrual status of two commercial real estate non-owner occupied and one commercial real estate owner occupied A-Note troubled debt restructurings totaling $9.8 million; a $1.7 million paydown on a non-accrual commercial participation loan; two commercial real estate loans transferred to other real estate owned totaling $5.6 million, of which $3.7 million was also sold during the quarter; and gross loan charge-offs totaling $1.0 million. Partially offsetting these decreases, loans transferred to non-accrual status during the quarter included $3.1 million of commercial and $1.2 million of retail loans. Of the total non-accrual loans at September 30, 2012, $3.9 million, or 10.5% are current and performing in accordance with their loan agreements.

Total performing troubled debt restructurings increased during the quarter due to the aforementioned A-Note troubled debt restructurings being transferred back into accrual status. The additional disclosure required with respect to impaired loans and troubled debt restructurings is contained in “Note 5. Allowance for Loan Losses” in the notes to the condensed consolidated financial statements in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Included in the non-performing loan totals are non-performing syndications and purchased participations as identified by loan category and states in the following table.

	September 30, 2012	June 30, 2012	December 31, 2011	% change from December 31, 2011 to September 30, 2012
	(Dollars in thousands)
Commercial and industrial	$9	$9	$—	100.0%
Commercial real estate – non-owner occupied	93	1,748	1,748	(94.7)
Commercial construction and land development	379	582	607	(37.6)
Total non-performing commercial participations	$481	$2,339	$2,355	(79.6)

Illinois	$9	$9	$—	100.0%
Indiana	93	1,748	1,748	(94.7)
Florida	379	582	607	(37.6)
Total non-performing commercial participations	$481	$2,339	$2,355	(79.6)

Percentage of total non-performing loans	1.32%	4.51%	5.17%
Percentage of total commercial participations	8.48	36.25	19.54

The decrease in non-performing non-owner occupied commercial real estate loans at September 30, 2012 from June 30, 2012 was primarily related to the aforementioned $1.7 million paydown. See the “Loans Receivable” section for further details.

The following tables present additional information about the balances of our non-accrual loans outstanding at the dates indicated.

	September 30, 2012
	Unpaid Principal Balance	Partial Charge-offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$750	$216	$57	$477	$—	$477	63.6%
Commercial real estate:
Owner occupied	9,668	2,690	697	6,281	—	6,281	65.0
Non-owner occupied	20,030	2,714	275	17,041	217	16,824	85.1
Multifamily	3,503	532	78	2,893	—	2,893	82.6
Commercial construction and land development	2,942	—	7	2,935	180	2,755	99.8
Commercial participations	5,610	4,988	141	481	—	481	8.6
Total commercial loans	42,503	11,140	1,255	30,108	397	29,711	70.8

Retail loans:
One-to-four family residential	6,052	298	—	5,754	—	5,754	95.1
Home equity lines of credit	644	89	—	555	—	555	86.2
Retail construction	150	—	—	150	—	150	100.0
Total retail loans	6,846	387	—	6,459	—	6,459	94.3
Total non-performing loans	$49,349	$11,527	$1,255	$36,567	$397	$36,170	74.1

	December 31, 2011
	Unpaid Principal Balance	Partial Charge-offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$841	$216	$29	$596	$—	$596	70.9%
Commercial real estate:
Owner occupied	14,638	2,694	716	11,228	—	11,228	76.7
Non-owner occupied	30,825	7,403	1,128	22,294	718	21,576	72.3
Multifamily	105	—	14	91	—	91	86.7
Commercial construction and land development	3,378	—	—	3,378	—	3,378	100.0
Commercial participations	7,239	4,742	142	2,355	—	2,355	32.5
Total commercial loans	57,026	15,055	2,029	39,942	718	39,224	70.0

Retail loans:
One-to-four family residential	5,180	245	—	4,935	—	4,935	95.3
Home equity lines of credit	630	89	—	541	—	541	85.9
Retail construction	169	—	—	169	—	169	100.0
Total retail loans	5,979	334	—	5,645	—	5,645	94.4
Total non-performing loans	$63,005	$15,389	$2,029	$45,587	$718	$44,869	72.4

Non-performing assets decreased to $54.0 million at September 30, 2012 from $64.7 million at December 31, 2011 primarily due to the aforementioned decreases in non-performing loans. Of the transfers during the third quarter of 2012 to other real estate owned totaling $5.8 million, $3.7 million was also sold during the quarter for a gain of $478,000. The activity for the three and nine months ended September 30, 2012 for our other real estate owned is set forth in the following table.

	September 30, 2012
	Three Months Ended	Nine Months Ended
	(Dollars in thousands)
Balance at beginning of period	$19,223	$19,091
Transfers to other real estate owned	5,754	8,473
Net repayments and improvements of properties	(1)	7
Sales of other real estate owned	(6,519)	(8,430)
Valuation allowances recorded for declines in net realizable value	(1,010)	(1,694)
Balance at end of period	$17,447	$17,447

The following table identifies our other real estate owned properties based on the loan category in which they were originated:

	September 30, 2012	December 31, 2011	% Change
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Owner occupied	$—	$1,275	(100.0)%
Non-owner occupied	2,761	2,193	25.9
Multifamily	419	557	(24.8)
Commercial construction and land development	6,652	5,341	24.5
Commercial participations:
Commercial real estate – non-owner occupied	2,673	2,673	—
Commercial construction and land development	4,527	5,649	(19.9)
Total commercial loans	17,032	17,688	(3.7)

Retail loans:
One-to-four family residential	156	1,374	(88.6)
Home equity lines of credit	70	29	141.4
Retail construction	189	—	100.0
Total retail loans	415	1,403	(70.4)
Total other real estate owned	$17,447	$19,091	(8.6)

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, we believe that our loans that were originated Pre-1/1/08 have a higher degree of risk of loss due to the nature of the types of these loans and the credit environment under which they were originated, particularly given the downturn in the economic environment over the last five years. During the one year and five years ended December 31, 2011, $18.3 million and $53.3 million, respectively, or 87.8% and 95.5%, of total commercial charge-offs were from the Pre-1/1/08 portfolio. The following tables illustrate that a large portion of our non-performing loans and other real estate owned were originated Pre-1/1/08 and that we have experienced a significantly higher level of charge-offs and other real estate owned writedowns in the Pre-1/1/08 portfolios. As presented in the following tables, 70.8% of our non-performing commercial loans and our entire commercial other real estate owned portfolio at September 30, 2012 were originated Pre-1/1/08.

	September 30, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Non-performing commercial loans:
Commercial and industrial	$443	$34	$477	92.9%
Commercial real estate:
Owner occupied	4,341	1,940	6,281	69.1
Non-owner occupied	14,104	2,937	17,041	82.8
Multifamily	468	2,425	2,893	16.2
Commercial construction and land development	1,491	1,444	2,935	50.8
Commercial participations	481	—	481	100.0
Total non-performing commercial loans	$21,328	$8,780	$30,108	70.8

Total commercial loans outstanding at September 30, 2012	$172,326	$301,235	$473,561
Non-performing commercial loans to total commercial loans	12.38%	2.91%	6.36%

	September 30, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Other real estate owned – commercial:
Commercial real estate:
Non-owner occupied	$2,761	$—	$2,761	100.0%
Multifamily	419	—	419	100.0
Commercial construction and land development	6,652	—	6,652	100.0
Commercial participations:
Commercial real estate – non-owner occupied	2,673	—	2,673	100.0
Commercial construction and land development	4,527	—	4,527	100.0
Total other real estate owned – commercial	$17,032	$—	$17,032	100.0

During 2012, we recorded gross loan charge-offs and other real estate owned writedowns related to our commercial loan portfolio totaling $4.7 million, of which $3.4 million, or 72.8%, were related to loans originated Pre-1/1/08. The breakdown of gross charge-offs of commercial loans and other real estate owned writedowns on commercial properties are identified in the following table.

	Nine Months Ended September 30, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loan charge-offs:
Commercial and industrial	$120	$435	$555	21.6%
Commercial real estate:
Owner occupied	191	—	191	100.0
Non-owner occupied	1,238	300	1,538	80.5
Multifamily	—	551	551	—
Commercial participations	228	—	228	100.0
Total commercial loan charge-offs	1,777	1,286	3,063	58.0

Writedowns on other real estate owned – commercial properties:
Commercial real estate:
Owner occupied	3	—	3	100.0
Non-owner occupied	252	—	252	100.0
Multifamily	136	—	136	100.0
Commercial construction and land development	300	—	300	100.0
Commercial participations – construction and land development	974	—	974	100.0
Total writedowns on other real estate owned – commercial properties	1,665	—	1,665	100.0
Total commercial loan charge-offs and writedowns on other real estate owned	$3,442	$1,286	$4,728	72.8

Potential Problem Assets. Potential problem assets, defined as loans classified substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, increased to $7.1 million at September 30, 2012 from $2.2 million at December 31, 2011. This increase is due to the substandard classification of two loans to an owner occupied and non-owner occupied commercial real estate loan relationship totaling $1.6 million, two owner occupied commercial real estate loans totaling $2.1 million, a non-owner occupied commercial real estate loan totaling $943,000, and four retail loans totaling $300,000.

Allowance for Loan Losses. The following is a summary of changes in the allowance for loan losses for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$12,062	$17,039	$12,424	$17,179
Loan charge-offs:
Current period loan charge-offs	(1,261)	(2,556)	(3,194)	(4,643)
Previously established specific reserves	—	—	(718)	—
Total loan charge-offs	(1,261)	(2,556)	(3,912)	(4,643)
Recoveries of loans previously charged-off	398	30	487	78
Net loan charge-offs	(863)	(2,526)	(3,425)	(4,565)
Provision for loan losses	1,160	2,673	3,360	4,572
Balance at end of period	$12,359	$17,186	$12,359	$17,186

	September 30, 2012	December 31, 2011	September 30, 2011
	(Dollars in thousands)
Allowance for loan losses	$12,359	$12,424	$17,186
Total loans receivable, net of unearned fees	703,907	711,226	725,467
Allowance for loan losses to total loans	1.76%	1.75%	2.37%
Allowance for loan losses to non-performing loans	33.80	27.25	28.96
Ratio of net loans charged-off to average loans outstanding for the quarter ended, annualized	.48	9.47	1.37

The allowance for loan losses was stable at $12.4 million at September 30, 2012 and December 31, 2011 and decreased $4.8 million from $17.2 million at September 30, 2011.  The large decrease in the allowance for loan losses compared to September 30, 2011 was primarily due to the charge-offs of previously established ASC 310-10 impairment reserves recorded during the fourth quarter of 2011. The ratio of the allowance for loan losses to total loans increased slightly to 1.76% at September 30, 2012 from 1.75% at December 31, 2011 primarily due to the decrease in total loans and decreased from 2.37% September 30, 2011 as a result of the fourth quarter of 2011 charge-offs.

The provision for losses on loans decreased to $1.16 million for the third quarter of 2012 from $2.67 million for the prior year quarter.  The decrease was primarily related to the lower level of charge-offs combined with $398,000 of loan loss recoveries received during the third quarter of 2012. Total recoveries during the quarter included a $325,000 repayment of a previous $476,000 charge-off on a non-owner occupied commercial real estate loan recorded in 2010.

When we determine that a non-performing collateral-dependent loan has a collateral shortfall, we will immediately charge off the collateral shortfall.  As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral).  As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans has continued to be negatively affected by cumulative partial charge-offs of $12.3 million recorded through September 30, 2012 on $24.8 million (net of charge-offs) of non-performing collateral-dependent loans. At September 30, 2012, the ratio of the allowance for loan losses to non-performing loans, excluding the $24.8 million of non-performing collateral-dependent loans with partial charge-offs, improved to 105.3%.

Investment Securities

We manage our investment securities portfolio to adjust balance sheet interest rate sensitivity to insulate net interest income against the impact of changes in market interest rates, maximize the return on invested funds within acceptable risk guidelines, and meet pledging and liquidity requirements.

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity.  The amortized cost of investment securities and their fair values were as follows at the dates indicated:

	September 30, 2012
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$14,000	$13,971	$443	$—	$14,414
Government sponsored entity (GSE) securities	37,000	37,018	924	—	37,942
Corporate bonds	5,420	5,092	152	—	5,244
Collateralized mortgage obligations	79,688	72,559	4,007	(77)	76,489
Commercial mortgage-backed securities	46,460	47,504	1,310	—	48,814
Asset backed securities	4,392	4,052	242	—	4,294
Pooled trust preferred securities	25,207	22,982	—	(7,682)	15,300
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$212,367	$203,178	$7,079	$(7,759)	$202,498

Held-to-maturity investment securities:
Asset backed securities	$6,888	$7,050	$222	$—	$7,272
Municipal securities	6,440	6,440	44	—	6,484
Total held-to-maturity investment securities	$13,328	$13,490	$266	$—	$13,756

	December 31, 2011
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,967	$447	$—	$15,414
Government sponsored entity (GSE) securities	46,800	46,967	1,415	—	48,382
Corporate bonds	5,420	5,022	9	(4)	5,027
Collateralized mortgage obligations	79,006	71,073	1,178	(1,367)	70,884
Commercial mortgage-backed securities	72,885	74,664	1,520	(66)	76,118
Pooled trust preferred securities	27,398	24,804	—	(6,249)	18,555
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$246,709	$237,497	$4,570	$(7,686)	$234,381

Held-to-maturity investment securities:
Asset backed securities	$8,201	$8,461	$285	$—	$8,746
Municipal securities	7,910	7,910	47	—	7,957
Total held-to-maturity investment securities	$16,111	$16,371	$332	$—	$16,703

The fair value of investment securities available-for-sale totaled $202.5 million at September 30, 2012 compared to $234.4 million at December 31, 2011.  Our investment securities portfolio decreased from December 31, 2011 as proceeds from repayments, prepayments, and sales were utilized to exit certain select deposit relationships.

At September 30, 2012, our collateralized mortgage obligation portfolio totaled $76.5 million, with 87% of the portfolio maintaining a credit rating of A or better.  The composition of this portfolio includes $4.3 million backed by Ginnie Mae. The portfolio is mainly backed by residential mortgages originated prior to 2005. Included in our collateralized mortgage obligation portfolio is $64.9 million of floating-rate bonds with unaccreted discounts totaling $7.1 million.

Our commercial mortgage-backed investment securities portfolio consists mainly of senior tranches of issues that were originated prior to 2006 and have extensive subordination.  All bonds in this portfolio were AAA-rated at September 30, 2012.

Our corporate bond portfolio consists of three A-rated to AA-rated, floating-rate notes purchased at large discounts with maturities ranging from 2014 to 2016.

At September 30, 2012, management believed the unrealized losses in our investment securities portfolio were primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities.  The fair value of these securities is expected to recover as the economy recovers, as interest rates rise, and as the performance of the underlying collateral improves.

All of our pooled trust preferred investments were AAA-rated when they were purchased in late 2007 and early 2008 at discounts in excess of 10%.  In 2009, the market for this type of investment was severely impacted by the credit crisis leading to increased deferrals and defaults.  Credit ratings were also negatively affected in 2009, and all of these securities in our portfolio have at least one rating below investment grade.  Rating agencies have started to note the improving collateral statistics, limited number of new deferrals, number of cures, lack of defaults, and rapidly increasing redemptions and coverage ratios. Additionally, rating agencies are increasingly analyzing deferring issuers for probability of default instead of treating all, or nearly all, deferring issuers as defaulted issuers. All of the Bank’s pooled trust preferred investments have received ratings upgrades by at least one rating agency during 2012. Two of the five issues we hold, representing approximately 45% of our total pooled trust preferred investments, were upgraded during 2012 and now have composite investment-grade ratings.

We utilize extensive external and internal analysis on the pooled trust preferred investments.  Our internal model stress tests all underlying issuers in the pools to project probabilities of deferral or default.  Management’s internal modeling runs multiple stress scenarios.  The high-stress scenario utilizes immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring or defaulting, based upon its review of the underlying issuers’ most recent financial and regulatory information, is assumed to default immediately.  Despite a recent trend of recoveries from previously defaulted trust preferred collateral, the high-stress scenario assumes no recoveries on defaulted collateral.  All external and internal stress testing at September 30, 2012 currently projects no loss of principal or interest on any of our pooled trust preferred investments.

All of our pooled trust preferred investments are “Super Senior” tranches purchased at large discounts.  The “Super Senior” tranches are the most senior tranches.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  If certain senior coverage tests are not met, all interest is diverted from subordinate classes to pay down principal on the “Super Senior” tranche.  Four of the five issues we hold are failing the senior coverage test.  This test is structured to protect the holders of the “Super Senior” tranches if deferrals or defaults exceed a specific threshold as a percent of the outstanding senior tranches.  As such, the proceeds of any early redemptions, successful tenders, or cures will be used to further pay down principal of the “Super Senior” tranches on these issues.  In the third quarter of 2012, the annualized principal pay down rate on these investments was 6.0% and has averaged 10.0% for the past four quarters.  Management expects additional cure and redemption announcements in the near term.  The percentage of original collateral backing the investments deemed at risk by management was stable during the third quarter of 2012.

A number of previously deferring issuers of our pooled trust preferred investments are resuming payments.  Of the previously deferring issues, 8.3% “cured,” or resumed payments, in the first quarter of 2012, 2.3% cured in the second quarter of 2012, and 1.4% cured in the third quarter of 2012.  When a previously deferring issuer cures, all past interest and accrued interest on the past due interest is paid to the trust.

Management is expecting redemption activity to remain strong over the near term as call windows are now open on all of the remaining securities, certain issuers reevaluate the impact of Dodd-Frank changes to Tier 1 capital treatment for these securities, and issuers consider the high cost of this capital in the current low interest rate market.

Due to the current credit ratings on the pooled trust preferred investments being below investment grade, the aggregate amortized cost of $23.0 million of these investments is classified as substandard in accordance with regulatory requirements.

Deposits

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$98,723	10.4%	$96,321	9.9%	2.5%
Interest-bearing	177,458	18.6	175,150	17.9	1.3
Money market accounts	179,400	18.9	192,593	19.7	(6.9)
Savings accounts	146,617	15.4	133,292	13.6	10.0
Core deposits	602,198	63.3	597,356	61.1	.8
Certificates of deposit accounts	348,863	36.7	380,068	38.9	(8.2)
Total deposits	$951,061	100.0%	$977,424	100.0%	(2.7)

During the first quarter of 2012, we initiated our HPC deposit acquisition marketing program that targets both retail and business clients. This ongoing program is designed to attract a younger demographic and enhance growth in core deposits and related fee income as well as to provide additional cross-selling opportunities. Core deposits also benefited during 2012 from clients moving maturing certificates of deposit into money market and savings accounts due to the current low interest rate environment. During 2012, we reviewed the pricing and cross-sell potential and decided to exit four of our larger single-service deposit relationships resulting in a decrease of $42.0 million in core deposits since December 31, 2011. This decision enabled us to decrease our level of liquidity and improve our Tier 1 core capital ratios.

Total deposits decreased $26.4 million, or 2.7%, to $951.1 million at September 30, 2012 from $977.4 million at December 31, 2011. This decrease was primarily due to a $31.2 million, or 8.2%, decrease in certificates of deposit as management continues to be disciplined about pricing these deposits coupled with a $13.2 million, or 6.9%, decrease in money market accounts. Partially offsetting these decreases was a $4.7 million, or 1.7%, increase in checking accounts and a $13.3 million, or 10%, increase in savings accounts.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered.  The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own.  The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative to FHLB advances.  At September 30, 2012, we had $10.4 million in Repo Sweeps compared to $14.3 million at December 31, 2011.  The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds.  The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds

Borrowed funds consisted of the following at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Weighted-Average Contractual Rate	Amount	Weighted-Average Contractual Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2013	$15,000	2.22%	$15,000	2.22%
2014 (1)	1,038	6.71	1,069	6.71
2015	15,000	1.42	15,000	1.42
2018 (1)	2,439	5.54	2,439	5.54
2019 (1)	6,111	6.29	6,358	6.29
Total FHLB advances	39,588	2.87	39,866	2.89
Short-term variable-rate borrowed funds - Repo Sweep accounts	10,430.15		14,334.20
Total borrowed funds	$50,018	2.30	$54,200	2.18

(1)	These are amortizing advances and are listed by their contractual final maturity date.

At September 30, 2012 and December 31, 2011, the Bank had a line of credit with a large commercial bank with a maximum of $15.0 million in secured overnight federal funds availability at the federal funds market rate at the time of any borrowing.  The Bank also has a borrowing relationship with the Federal Reserve Bank (FRB) discount window.  These lines were not utilized during the nine months ended September 30, 2012 and 2011.

Shareholders’ Equity

Shareholders’ equity at September 30, 2012 increased to $108.1 million, or 9.66% of total assets, from $103.2 million, or 8.99% of total assets, at December 31, 2011. The increase was primarily due to net income of $3.1 million for the period and a decrease in accumulated other comprehensive loss, net of tax, of $1.7 million, partially offset by dividends declared of $327,000.

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

At September 30, 2012, we had cash and cash equivalents of $108.6 million, a $16.5 million, or 17.9%, increase from $92.1 million at December 31, 2011.  The increase was mainly the result of proceeds received from $87.4 million from the sales, maturities, and repayments of investment securities which were partially offset by cash outflows related to $48.0 million of investment securities purchases and a $26.5 million decrease in deposit accounts.

We use our sources of funds primarily to meet our ongoing commitments, fund loan commitments, fund maturing certificates of deposit and savings withdrawals, and maintain an investment securities portfolio.  We anticipate that we will continue to have sufficient funds to meet our current commitments.

The parent company’s liquidity needs consist primarily of operating expenses and dividend payments to shareholders.  The primary sources of liquidity are cash and cash equivalents and dividends from the Bank.  We are prohibited from repurchasing shares, incurring any debt at the parent company, and paying dividends to our shareholders without the prior approval of the FRB.

Additionally, the Bank requires the prior approval of the Office of the Comptroller of the Currency (OCC) before paying dividends to the Company. Absent such restriction, OCC regulations provide various standards under which the Bank may declare and pay dividends to the parent company without prior approval. The dividends from the Bank are limited to the extent of its cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years.  At September 30, 2012, under current regulations, the Bank had no net earnings available for dividend declarations to the parent company.  At September 30, 2012, the parent company had $2.0 million in cash and cash equivalents.  We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term.

Contractual Obligations

The following table presents our contractual obligations to third parties at September 30, 2012 by maturity:

	Payments Due By Period
	One Year or less	Over One through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$264,938	$69,265	$13,799	$861	$348,863
FHLB advances (1)	376	31,767	871	6,574	39,588
Short-term borrowed funds (2)	10,430	—	—	—	10,430
Service bureau contract	1,676	3,351	3,351	—	8,378
Operating leases	424	453	272	1,777	2,926
Dividends payable on common stock	109	—	—	—	109
	$277,953	$104,836	$18,293	$9,212	$410,294

(1)	Does not include interest expense at the weighted-average contractual rate of 2.87% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of .15% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at September 30, 2012:

	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$7,640	$75	$—	$16	$7,731
Commercial real estate:
Owner occupied	8,576	135	—	—	8,711
Non-owner occupied	4,117	3,883	—	—	8,000
Multifamily	5,538	21	—	—	5,559
Commercial construction and land development	1,234	—	—	—	1,234
Commercial participations	48	—	—	—	48
Retail	4,224	—	—	—	4,224
Commitments to fund unused:
Equity lines of credit	—	—	—	37,990	37,990
Commercial business lines	44,768	4,831	—	—	49,599
Construction loans	191	250	—	—	441
Consumer overdraft lines	123	—	—	—	123
Credit enhancements	2,665	—	4,426	8,512	15,603
Letters of credit	1,921	—	—	—	1,921
	$81,045	$9,195	$4,426	$46,518	$141,184

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the below table of total risk-based, tangible, and core capital, as defined in the regulations. The Bank met all capital adequacy requirements to which it is subject as of September 30, 2012 and December 31, 2011.

At September 30, 2012, the Bank was deemed to be “well-capitalized” and in excess of regulatory requirements set by the OCC. The total amount of deferred tax assets not included for regulatory capital purposes was $8.4 million and $8.6 million, respectively, at September 30, 2012 and December 31, 2011. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, management considers a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book/tax differences, projected future taxable income within one year, tax planning strategies, and OCC limitations. Using all information available to management at each statement of condition date, these factors are reviewed and can and do vary from period to period.

The current regulatory capital requirements and the actual capital levels of the Bank at September 30, 2012 and December 31, 2011 are presented in the following table. There are no conditions or events since September 30, 2012 that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At September 30, 2012:
Tangible capital to adjusted total assets	$98,192	8.85%	$16,646	>= 1.5	$22,194	>= 2.0
Tier 1 (core) capital to adjusted total assets	98,192	8.85	44,388	>= 4.0	55,485	>= 5.0
Tier 1 (core) capital to risk-weighted assets	98,192	12.56	31,269	>= 4.0	46,903	>= 6.0
Total capital to risk-weighted assets	107,996	13.82	62,537	>= 8.0	78,172	>= 10.0

At December 31, 2011:
Tangible capital to adjusted total assets	$94,502	8.26%	$17,151	>= 1.5	$22,868	>= 2.0
Tier 1 (core) capital to adjusted total assets	94,502	8.26	45,737	>= 4.0	57,171	>= 5.0
Tier 1 (core) capital to risk-weighted assets	94,502	11.40	33,168	>= 4.0	49,752	>= 6.0
Total capital to risk-weighted assets	104,892	12.65	66,336	>= 8.0	82,920	>= 10.0

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at September 30, 2012:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$107,211	$107,211	$107,211
Disallowed deferred tax asset	(8,381)	(8,381)	(8,381)
Adjustment for unrealized losses on certain available-for-sale securities	195	195	195
Other	(833)	(833)	(833)
General allowance for loan losses	—	—	9,804
Regulatory capital of the Bank	$98,192	$98,192	$107,996

Total adjusted assets for Tangible and Tier 1 (Core) capital purposes	$1,109,703	$1,109,703
Total risk-weighted assets for risk-based capital purposes			$781,716

The increase in the Bank’s risk-based capital ratio from December 31, 2011 is primarily a result of an increase in the Bank’s shareholders’ equity from net income for the nine months ended September 30, 2012 combined with a decrease in total risk-weighted assets due to a decrease in 20% risk-weighted mortgage backed securities and a decrease in 100% risk-weighted loans and other real estate owned.

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

On June 7, 2012, the U.S. banking regulators released a notice of proposed rule-making that would substantially revise the regulatory risk-based capital rules currently applicable to the Company and the Bank. The proposed rules implement the “Basel III” international regulatory capital reforms and certain changes required by the Dodd-Frank Act. The proposed rules are subject to a comment period that ended on October 22, 2012.

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

As of September 30, 2012, the Company is reporting IRR results based on output from its recently installed internal model. The goals of the model change are: to increase the ability to model multiple scenarios and on a more timely basis; to improve securities cash flow projections and shocked economic values for securities; and to allow for improved modeling for rate caps and floors on individual loans, investments, or deposits.

NPV analysis measures our IRR by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a shock in interest rates ranging down 100 to up 300 basis points.  The following table shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of September 30, 2012 and December 31, 2011.

		Net Portfolio Value
		At September 30, 2012			At December 31, 2011
		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$130,097	$10,541	8.8%	$128,623	$18,838	17.2%
+	200	128,158	8,602	7.2	125,450	15,665	14.3
+	100	124,243	4,687	3.9	119,804	10,019	9.1
	0	119,556	—	—	109,785	—	—
-	100	116,751	(2,805)	(2.3)	95,325	(14,460)	(13.2)

The increase in the base NPV from December 31, 2011 to September 30, 2012 was caused mainly by an increase in the market value of investment securities and longer durations on non-maturity deposits.

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

The following table presents the projected changes in net interest income over a twelve-month period for the various interest rate change (rate shocks) scenarios at September 30, 2012 and December 31, 2011, respectively.

		Change in Net Interest Income Over a Twelve Month Period
		September 30, 2012		December 31, 2011
		$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$3,698	11.4%	$1,008	2.8%
+	200	2,397	7.4	678	1.9
+	100	1,157	3.6	297.8
-	100	226.7		155.4

The table above indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 7.4% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to increase .7% in year one.  The primary causes for the changes in net interest income over the twelve-month period were a result of the changes in the composition of interest-earning assets and interest-bearing liabilities, their repricing characteristics and frequencies, and related interest rates.  The net interest income projections for rising rates have improved since December 31, 2011 as the Bank has been growing low-cost core deposits, shifting the investment securities portfolio from fixed-rate bonds to floating-rate bonds, and growing interest-earning bank deposit assets. Actual results will differ from the above model results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies.  The above table does not reflect any actions we might take in response to changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies.  On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits.  At September 30, 2012, we were in compliance with all of our tolerance limits.

The IRR analyses include the assets and liabilities of the Bank only.  Inclusion of the parent company assets and liabilities would not have a material impact on the results presented.

Item 4.        Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(c)
We did not repurchase any shares of our common stock during the quarter ended September 30, 2012.  Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased.  We are currently prohibited from repurchasing our common stock without prior approval of the FRB of Chicago pursuant to an informal regulatory agreement with the FRB of Chicago.

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
101.0
The following financial statements from the CFS Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on November 2, 2012, formatted in Extensive Business Reporting Language (XBRL):  (i) condensed consolidated statements of condition, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of changes in shareholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements (4)

(1)	Incorporated herein by Reference to the Company’s Definitive Proxy Statement from the 2005 Annual Meeting of Shareholders filed with the SEC on March 25, 2005 (File No. 000-24611).

(2)	Incorporated herein by Reference to the Company’s Form 8-K filed with the SEC on December 17, 2010.

(3)	Incorporated herein by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.

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

CFS BANCORP, INC.

Date:	November 2, 2012	By:	/s/ Daryl D. Pomranke
Daryl D. Pomranke President and Chief Executive Officer

Date:	November 2, 2012	By:	/s/ Jerry A. Weberling
Jerry A. Weberling Executive Vice President and Chief Financial Officer