Form 10-K
period 2012-12-31
CFS BANCORP INC
filed 2013-03-04
CIK 1058438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No.: 0-24611
CFS Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Indiana	35-2042093
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

707 Ridge Road
Munster, Indiana	46321
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (219) 836-2960

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $.01 per share)	NASDAQ Global Market
(Title of Each Class)	(Name of Each Exchange of Which Registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No ☑
As of June 30, 2012, the aggregate value of the 10,867,357 shares of Common Stock of the Registrant outstanding on such date, which excludes 1,564,930 shares held by affiliates of the Registrant as a group, was approximately $46.3 million. This figure is based on the closing sale price of $4.98 per share of the Registrant’s Common Stock reported on the NASDAQ Global Market on June 30, 2012.
Number of shares of Common Stock outstanding as of February 28, 2013: 10,893,697
DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the Registrant’s definitive proxy statement for its 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

CFS BANCORP, INC. AND SUBSIDIARIES

FORM 10-K

Certain statements contained in this Annual Report on Form 10-K, in other filings the Company makes with the United States Securities and Exchange Commission (SEC), and in the Company’s press releases or other shareholder communications are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, these statements relate to our business plans or strategies; projections involving anticipated revenues, earnings, profitability, or other aspects of our operating results; or other future developments in our business or the industry in which we conduct our business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking language such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “intend,” “intend to,” “plan,” “project,” “should,” “would be,” “will,” or similar expressions or the negative thereof, as well as statements that include future events, tense or dates, or are not historical facts as they related to us, our business, prospects, or our management.

You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. These forward-looking statements include but are not limited to statements regarding our ability to successfully execute our strategy and Strategic Growth and Diversification Plan, the level and sufficiency of our current regulatory capital and equity ratios, our ability to continue to diversify the loan portfolio, efforts at deepening client relationships, increasing levels of core deposits, lowering non-performing asset levels, managing and reducing credit-related costs, increasing revenue growth and levels of earning assets, the effects of general economic and competitive conditions nationally and within our core market area, the ability to sell other real estate owned properties and mortgage loans held for sale, the sufficiency of the levels of provision for and the allowance for loan losses, amounts of loan charge-offs, levels of loan and deposit growth, interest on loans, asset yields and cost of funds, net interest income, net interest margin, non-interest income, non-interest expense, the interest rate environment, and other risk factors identified in the filings we make with the SEC. Various factors related to the items noted above could affect our financial performance and could cause actual results for future periods to differ materially from those anticipated or projected. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, assumptions, and changes in circumstances. Forward-looking statements are not guarantees of future performance or outcomes, and actual results or events may differ materially from those included in these statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, unanticipated events, or circumstances after the date of such statements unless required to do so under the federal securities laws.

PART I.

ITEM 1.	BUSINESS

GENERAL

CFS Bancorp, Inc. (the Company), an Indiana corporation, was incorporated in March 1998 and is the holding company for Citizens Financial Bank (the Bank), our banking subsidiary. The Bank, which was organized as a federally chartered mutual savings and loan association and has been operating in Northwest Indiana since 1934 and the Southern suburbs of Chicago, Illinois, since 1998, formed the holding company in connection with its conversion from a mutual to stock savings institution. We are currently subject to primary oversight and examination by the Office of the Comptroller of the Currency (OCC) and the Federal Reserve Bank of Chicago (FRB). See “Regulation and Supervision of the Company and the Bank” below in this “Business” section.

       The Bank’s executive offices are located in Munster, Indiana, and it has 20 full service banking centers located in Lake and Porter counties in Northwest Indiana and Cook and DuPage counties in Illinois. We employed 261 full-time equivalent employees at December 31, 2012. Management strives to maintain excellent relations with its employees and was recognized by the Chicago Tribune as one of Chicago’s Top 100 Workplaces for the third year in a row for 2012. Our executive officers and those of the Bank are substantially identical. The Company does not own or lease any property but instead uses the premises, equipment, and furniture of the Bank. The Company does not employ any persons other than officers who are also officers of the Bank. In addition, the Company utilizes the support staff of the Bank from time to time. The Company is responsible for the overall conduct, direction, safety and soundness, and performance of the Bank and provides various services, establishes company-wide policies and procedures, and provides other resources as needed, including capital, to the Bank.

In recent years, we have transitioned our business model from a traditional savings and loan engaged primarily in one-to-four family residential mortgage lending to a more diversified consumer and business bank while retaining our emphasis on high-performing, personalized client service.

Our 20 full service banking centers deliver retail and small- to medium-sized business loan and deposit products and services in the communities we serve. Banking center managers and their staffs utilize a market and relationship focused, client centric approach in identifying opportunities and meeting the needs and exceeding the expectations of our clients. By providing high-quality personalized client services and solutions, the banking centers enhance our ability to improve our market share.

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

We offer a wide variety of checking, savings, and other deposit accounts. We also offer investment services and securities brokerage targeted to individuals, families, and small- to medium-sized businesses in our primary market areas through a non-affiliated third-party provider. Our business product offerings enhance our ability to serve the cash management needs of our client base. These products include public fund deposits, a full array of sweep products including repurchase sweep accounts, zero balance accounts, remote deposit capture, positive pay and merchant services, business overdraft protection, business online banking, and other cash management related services.

We periodically evaluate our overall market presence, and we target areas that we believe are not yet fully served by other banking organizations, offer an attractive deposit base or potential business growth opportunities, and complement our existing market territory. We also routinely examine our cost structure in relation to our banking centers and look for opportunities to work more effectively and efficiently. During 2012, based on our analysis indicating a low probability of achieving the targeted goals necessary to justify the continued investment, we closed our Bolingbrook and Orland Park, Illinois, branches effective March 31, 2012. The clients served by those banking centers were transferred to our Darien and Tinley Park banking centers, respectively.

The Bank’s revenue is largely dependent on net interest income, which is the difference between interest earned on interest-earning assets, such as loans, and the interest expense paid on interest-bearing liabilities, such as deposits, and fee-based income. The Bank’s operations are significantly impacted by current economic conditions, the regulations of the OCC, the monetary policy of the federal government, including the Board of Governors of the FRB, and governmental tax policies and budgetary matters.

AVAILABLE INFORMATION

      We are a public company and file annual, quarterly, and other reports, proxy statements, and other information with the Securities and Exchange Commission (SEC). We make available our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act free of charge, on our website, www.citz.com, under the “Investor Relations” section. These documents are available as soon as reasonably practicable after they are filed or furnished to the SEC.

CORPORATE GOVERNANCE AND CODE OF CONDUCT AND ETHICS

      We have established certain committees of our Board of Directors, specifically Audit, Compensation, and Corporate Governance and Nominating Committees. The charters of the Audit, Compensation, and Corporate Governance and Nominating Committees as well as our Code of Conduct and Ethics can be found on our website listed above. We also have an Executive Committee of the Bank and its duties are set forth in the Bank Board resolution that authorized the committee. The information is also available in printed form to any shareholder who requests it by writing to us in care of our Vice President – Corporate Secretary, 707 Ridge Road, Munster, Indiana 46321.

MARKET AREA AND COMPETITION

We currently operate 20 full service banking centers in Lake and Porter counties in Northwest Indiana and in Cook and DuPage counties in Illinois. All areas served are part of the Chicago Metropolitan Statistical Area.

We concentrate our efforts in the markets surrounding our banking centers. Our market area reflects diverse socio-economic factors. Historically, the market area in Northwest Indiana and the South-suburban areas of Chicago were heavily dependent on manufacturing. While manufacturing is still an important component of the local economies, service-related industries have become increasingly more significant to the region in the last decade. The local economies are affected by economies of both the Chicago and surrounding suburban business centers within the metropolitan Chicago area, which includes Northwest Indiana. Prior to mid-2007, we also invested in areas outside of our market, primarily through the purchase of commercial syndication and participation loans. Since mid-2007, our investment in areas outside of our market continues to decrease as we exit existing loan relationships and no longer pursue these types of lending opportunities.

       We face significant competition both in making loans and in attracting deposits. The Chicago metropolitan area is one of the largest money centers, and the market for deposit funds is one of the most competitive, in the United States. The competition for loans comes principally from commercial banks, other savings banks, savings associations, and to a lesser degree, mortgage-banking companies, conduit lenders, and insurance companies. The most direct competition for deposits has historically come from savings banks, commercial banks, and credit unions. We face additional competition for deposits from short-term money market funds, other corporate and government investment securities funds, and other non-depository financial institutions such as brokerage firms and insurance companies.

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

Our lending strategy seeks to diversify our portfolio in an effort to limit risks associated with any particular loan type or industry while building a quality loan portfolio. We have established specific collateral concentration limits in a manner we believe will not hamper our relationship managers in the pursuit of new business opportunities in a variety of sectors. Our commercial loan underwriting focuses primarily on the historical and projected cash flow from business operations, the financial strength of the borrower and guarantors, the history and experience of the principal owners, as well as the market segment the company operates in, and finally, we consider the underlying collateral that would be used to secure the loan. We have tested and implemented loan grading matrices for commercial and industrial loans, commercial real estate owner occupied and non-owner occupied loans, and commercial real estate multifamily loans as one component that is considered in the process of determining loan risk ratings. Every loan has subjective components which are also considered, and our grading criteria considers the core credit attributes that emphasize cash flow, trends, collateral, and guarantor liquidity. Since late 2008, we have utilized these matrices for all commercial loan originations.

We utilize secondary market standards for underwriting one-to-four family residential mortgage loans which facilitate our ability to sell these loans into the secondary market. Secondary market requirements place limitations on debt-to-income ratios and loan size among other factors. As part of the underwriting process, we evaluate, among other things, the applicant’s credit history, income, employment stability, repayment capacity, and collateral. We forward commit one-to-four family residential mortgage loans for sale on a best efforts basis through the secondary market. During 2012, we sold $52.9 million of loans primarily to the Federal National Mortgage Association (FNMA). We plan on continuing to originate and sell fixed-rate one-to-four family residential mortgage loans as a part of our ongoing business strategy to increase non-interest income and manage interest-rate risk.

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

Certain officers have been authorized by the Board of Directors to approve loans up to specific designated amounts. The Loan Committee meets weekly and approves all loans over $3.0 million and ratifies all other loan approvals. The Loan Committee is subject to oversight by the Board of Directors. The Board of Directors or its designate committee of Directors is responsible for and has the exclusive authority to approve all renewals, extensions, modifications, or new money loans to any borrower with aggregate credit exposure greater than $500,000 and an internal credit rating of Special Mention - 6 or higher.

A federal savings bank generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus (or approximately $16.4 million in our case at December 31, 2012), although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable investment securities.

We are also required to monitor our aggregate loans to corporate groups. These are loans that are made to individual entities that have a similar ownership group but are not considered to be a common enterprise. While the individual loans are secured by separate properties and underwritten based on separate cash flows and/or collateral, the entities may all be owned or controlled by one individual or a group of individuals. We are required by regulation to limit our aggregate loans to any corporate group to 50% of Tier 1 capital. At December 31, 2012, Tier 1 capital was $99.3 million. Our largest corporate group lending relationship at December 31, 2012 equaled $19.7 million, well below the group lending limit of $49.6 million, and all of these loans are performing in accordance with their terms.

COMMERCIAL LENDING

General

Our commercial lending portfolio includes commercial and industrial, commercial real estate (owner occupied, non-owner occupied, and multifamily), construction and land development loans, and participations purchased. The business banking group is responsible for growing our commercial loan portfolio by generating small- to medium-sized business relationships, which includes cross-selling all bank products and services. Our short-term and revolving commercial loans generally have variable interest rates indexed to the Wall Street Journal prime lending rate, the London Interbank Offered Rate (LIBOR), a Federal Home Loan Bank of Indianapolis (FHLB of Indianapolis) rate, or the three- or five-year U.S. Treasury rate. Our longer-term amortizing loans generally have balloon maturity dates of three to five years, which allows us to reprice the loans based on current market conditions and changes in the asset quality.

Commercial and Industrial Loans

We continue to shift our strategic focus away from commercial real estate to commercial and industrial lending. We focus on small- and medium-sized business relationships where the loans are generally secured by business assets including accounts receivable, inventory, and equipment, and typically include the personal guarantees of the principals of the business. On occasion, these loans will include a borrowing base and/or additional real estate as collateral to enhance our security position as well as the borrower’s commitment to the loan. The commercial and industrial loans undergo an underwriting process similar to the other types of commercial loans we offer; however, these loans tend to have a different risk profile since repayment is generally based on the cash flows generated from the borrower’s business. We generally obtain personal guarantees for our commercial and industrial loans from any principal owning 20% or more of the business. As of December 31, 2012, the total outstanding balance of our commercial and industrial loan portfolio was $102.6 million, or 14.8% of our total loans receivable, and the average loan size in this portfolio approximated $308,000.

Commercial Real Estate

 The commercial loan portfolio also includes loans secured by owner occupied, non-owner occupied, and multifamily real estate, generally with terms of three to ten years, and typically with an amortization period of 25 years or less. We offer fixed interest rate loans and variable rate loans with fixed interest rates for the initial three- or five-year period which then adjust at each three- or five-year interval, according to a designated index, such as the prime lending rate, LIBOR, FHLB of Indianapolis rate, or U.S. Treasury rate, plus a stipulated margin, for the remainder of the term. Commercial real estate loans generally have shorter terms to maturity with higher yields than our one-to-four family residential mortgage loans. These loans will either balloon at maturity or will be rewritten. Upon closing, we usually receive fees between .25% and 1% (subject to competitive conditions) of the principal loan balance. These loans may be subject to prepayment penalties. We generally obtain personal guarantees for commercial real estate loans from any principal owning 20% or more of the business.

We evaluate various aspects of commercial real estate loans in an effort to manage credit risk to an acceptable risk tolerance level. In underwriting these loans, consideration is given to the stability of the property’s cash flow, future operating projections, management experience, current and projected occupancy, location, and physical condition. In addition, we generally perform a sensitivity analysis on cash flows utilizing various occupancy and interest rate assumptions when underwriting the loans to determine how different scenarios may impact the borrowers’ ability to repay the loans. We have generally required a debt service coverage ratio (the ratio of net income before interest, depreciation, and debt payments to debt service) of not less than 110% for commercial real estate loans. The loan-to-value ratios are generally less than 80% at time of origination. The underwriting analysis includes a review of the financial condition of the borrowers and guarantors as well as cash flows from global resources. An appraisal report is prepared by an independent appraiser commissioned by us to determine property values based upon current market conditions. We review all appraisal reports and any necessary environmental site assessments before the loan closes.

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

Commercial real estate owner occupied loans are generally a borrower purchased building where the borrower occupies at least 50% of the space with the primary source of repayment dependent on sources other than the underlying collateral. These types of loans are secured by properties housing the owner’s business such as light industrial/warehouses, restaurants, single tenant office properties, multi-tenant office properties, and professional office properties. At December 31, 2012, the outstanding balance of our commercial real estate owner occupied loan portfolio was $98.0 million, or 14.2% of total loans receivable, and the average loan size in this portfolio approximated $469,000.

Commercial real estate non-owner occupied loans are generally loans collateralized by commercial income-producing properties such as office buildings, retail shopping centers, mixed-use commercial buildings, and properties used in the hospitality industry. We generally obtain the personal guarantee(s) of the borrower(s) to help mitigate the risk associated with this type of lending. At December 31, 2012, the outstanding balances of our commercial real estate non-owner occupied loan portfolio was $164.4 million, or 23.7% of total loans receivable, and the average loan size in this portfolio approximated $691,000.

Commercial real estate multifamily loans include loans to purchase or refinance residential rental properties with five or more units such as apartments, town homes, and nursing homes. Our emphasis is to originate multifamily loans collateralized by properties with 24 units or less. We typically secure the personal guarantees of the borrowers to mitigate the overall risk and vacancies associated with these loan types. At December 31, 2012, the outstanding balance of our commercial real estate multifamily loan portfolio was $75.2 million, or 10.9% of total loans receivable, and the average loan size in this portfolio approximated $464,000.

Construction and Land Development Loans

We provide construction loans for various commercial real estate and multifamily residential projects. We also originate loans to developers for the purpose of developing the land (e.g., roads, sewer, and water) for sale. Due to the higher degree of risk and the recent lack of activity in the housing and land development markets, we have deemphasized originations in this category over the last five years and continue to reduce our existing exposure to this type of lending.

Construction and land development loans are secured by a mortgage on the property which is generally limited to the lesser of 80% of its appraised value or 85% of its cost less developer profit, overhead, and interest reserves. This type of loan is typically made for a period of up to three years. We require monthly interest payments during the loan’s term. The principal balance of the loan is reduced as units are sold or at maturity upon the borrower obtaining permanent financing. In addition, we expect and require personal guarantees from the borrower’s principals for construction and land development loans.

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

Construction and land development financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, owner occupied real estate. The risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development, the estimated cost (including interest) of construction, and the absorption rate of unit sales utilized in the original appraisal report. If the estimate of construction cost proves to be inaccurate, we typically require the borrower to inject equity in the form of cash or marketable securities to cover any shortfall. If the borrower is unable to cover a shortfall, we may then need to advance funds beyond the amount originally committed to ensure completion of the development. For this reason in today’s challenging environment, we require personal guarantees and verification of available liquidity to support delays or inaccuracies in the original construction cost estimates.

In evaluating any new originations of construction and development loans, we generally consider evidence of the availability of permanent financing or a takeout commitment to the borrower, the reputation of the borrower and/or the general contractor, the amount of the borrower’s equity in the project, independent valuations and reviews of cost estimates, pre-construction sale or leasing information, and cash flow projections of the borrower. To reduce the inherent risks, we may require performance bonds in the amount of the construction contract and generally obtain personal guarantees from the principals of the borrower. At December 31, 2012, the outstanding balance of our commercial construction and land development loans was $20.2 million, or 2.9% of total loans receivable, and the average loan size in this portfolio approximated $749,000.

Commercial Participations

Our commercial purchased participation portfolio includes loans originated by other lenders and loan syndications that we have historically invested in on a participating basis to supplement the direct origination of our commercial and construction loan portfolio. During 2007, we experienced margin contraction and detected credit risks in excess of our risk tolerances in the opportunities being presented in this portion of our loan portfolio. As a result, we stopped purchasing new syndications and participations in the second quarter of 2007. We continue to reduce our exposure on these types of loans, which primarily include commercial construction and land development and commercial real estate loans. At December 31, 2012, purchased participation loans totaled $5.3 million, less than 1% of total loans receivable.

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

Our current maximum loan-to-value (LTV) ratio for these loans is generally 80% of the lesser of the secured property’s sales price or appraised value, unless private mortgage insurance is purchased by the borrower on the portion of the principal amount that exceeds 80% of the appraised value. We did not originate sub-prime or “Alt-A” loans and have not originated option adjustable-rate mortgages, interest only, or negative amortization loans.

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

Our fixed-rate loans are originated under terms, conditions, and documentation which typically permit them to be sold in the secondary market. Prior to the third quarter of 2010, we were retaining all fixed-rate one-to-four family residential mortgage loans in our portfolio. Since then, we have generally sold a majority of our conforming fixed-rate one-to-four family residential mortgage loan originations with terms of 15, 20, and 30 years to FNMA on a servicing-retained basis. During 2012 and 2011, we sold $54.8 million and $16.0 million, respectively, of loans to FNMA. During 2012, we became an approved FHA/VA lender with a commercial bank conduit, which allows us to originate and sell FHA/VA loan originations on a servicing-released basis. At December 31, 2012, $122.9 million, or 69.9%, of our one-to-four family residential mortgage loans were fixed-rate loans with a weighted-average rate of 4.39%.

The adjustable-rate one-to-four family residential mortgage (ARM) loans currently offered have interest rates which are fixed for the initial three- or five-year period and then adjust annually to the corresponding Constant Maturity Treasury index (CMT) plus a stipulated margin. ARMs generally have a cap of 2% on any increase or decrease in the interest rate at any adjustment date and include a specified cap on the maximum interest rate increases over the life of the loan. This cap is generally 6% above the initial rate. ARMs require that any payment adjustment resulting from a change in the interest rate be sufficient to result in full amortization of the loan by the end of the loan term and do not permit any of the increased payment to be added to the principal amount of the loan, or so-called negative amortization. We do not have any interest-only adjustable rate one-to-four family residential loans in our portfolio. At December 31, 2012, $53.0 million, or 30.1%, of our one-to-four family residential mortgage loans were adjustable-rate loans with a weighted-average rate of 3.08%.

Home Equity Products

The majority of our home equity products are HELOCs which are structured as a variable-rate line of credit with terms up to 20 years including a 10-year repayment period. We also offer home equity loans with a 10-year term which have a fixed interest rate through maturity. Our home equity products are secured by the underlying equity in the borrower’s residence. These products currently require LTV ratios of 80% or less after taking into consideration any first mortgage loan. There is a higher level of risk associated with this type of lending since these products are typically secured by a second mortgage on the borrower’s residence. We consider the borrower’s credit score, repayment history, employment history and status, and the borrower’s total debt to income as verification of the borrower’s sustainable ability to pay. These factors are also used in establishing the interest rate on the loan or line of credit. At December 31, 2012, the outstanding balance of HELOCs was $46.5 million, or 6.7% of total loans receivable.

Retail Construction

Our construction and lot loans for one-to-four family residences are typically loans on single lots for the construction of the borrower’s single family residence. Due to the recent economic conditions and lack of activity in the housing and land development markets, we continue to reduce our exposure to this type of lending. At December 31, 2012, the outstanding balance of our retail construction loans was $1.2 million, less than 1% of total loans receivable.

Consumer Loans

Consumer loans consist primarily of loans secured by deposit accounts and auto loans. During 2011, we began to actively solicit these types of loans from clients within our market areas. During the latter part of 2012, we committed an experienced manager to the position of Vice President - Consumer Lending. We have spent considerable time and energy training our teams and building an infrastructure and culture which recognizes the opportunities for this type of lending within our market area. We believe that consumer loans provide opportunity to continue our overall loan portfolio diversification at significantly lower risk levels and provide cross-sell opportunities to solidify our overall client relationship.

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

Our investment policy permits investments in various types of investment securities including obligations of the U.S. Treasury, federal agencies, government sponsored enterprises (GSEs), residential and commercial mortgage-backed and mortgage-derivative securities, pooled trust preferred investment securities, commercial paper, certificates of deposit, and federal funds sold to financial institutions approved by the Board of Directors. We currently do not participate in hedging programs, interest rate swaps, or other activities involving the use of off-balance sheet derivative instruments.

Under Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification at the time of purchase. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on investment securities. Debt investment securities are classified as held-to-maturity and carried at amortized cost when the Company has the positive intent and the ability to hold the investment securities to maturity. Investment securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and with no effect on earnings until realized. Our investment in Federal Home Loan Bank (FHLB) stock is carried at cost. We have no trading account investment securities.

SOURCES OF FUNDS

General

Deposits are the primary source of funds for lending and other investment purposes. In addition to deposits, we derive funds from loan principal repayments and borrowed funds. Loan repayments are historically a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by the general level of interest rates and money market conditions. We use limited borrowed funds, primarily FHLB advances, to supplement our deposits as a source of funds.

Deposits

Our deposit products include a broad selection of deposit instruments, including totally free and interest-bearing checking, money market, and savings accounts as well as certificates of deposit. We believe our deposit product offerings meet the needs of our clients within our market area. We consider our checking, money market, and savings accounts to be our core deposits. Deposit account terms may vary with principal differences including: (i) the minimum balance required; (ii) fees charged; (iii) the time period the funds must remain on deposit; and (iv) the interest rate paid on the account.

During 2012, we implemented a new checking account deposit acquisition marketing program in all of our markets to attract both retail and business core deposits. The ongoing program is designed to attract a younger demographic and enhance growth in core deposits and related fee income as well as to provide additional cross-selling opportunities. The program has contributed to the 13.4% increase in our core deposit balances during 2012 (excluding the impact of $42.0 million of core deposit decreases due to our decision to exit four of our larger single-service deposit relationships during 2012).

We do not advertise for deposits outside of our market area and do not use the services of deposit brokers. We have developed public deposit products attractive to local municipalities. Due to the relatively large size of these balances and the cyclical nature of the municipalities’ cash flows, total deposits can fluctuate as a result of changes in these balances.

Borrowed Funds

Although deposits are our primary source of funds, our policy has also been to utilize borrowed funds, including advances from the FHLB of Indianapolis. These advances are secured by our investment in the capital stock of the FHLB of Indianapolis, a pledge of certain of our mortgage loans, and time deposits with the FHLB of Indianapolis. These advances are made by the FHLB in accordance with its several different credit programs, each of which has its own interest rate and range of maturities. We also utilize short-term federal funds purchased and borrowed funds from the FRB as other funding sources when necessary. We also offer sales of investment securities under agreements to repurchase (Repo Sweeps). These Repo Sweeps are treated as financings, and the obligations to repurchase investment securities sold are reflected as borrowed funds in our consolidated statements of condition.

SUBSIDIARIES

During 2012, the Bank had two wholly-owned subsidiaries, CFS Holdings, Ltd. (CFS Holdings) and WHCC, LLC. CFS Holdings began operations in June 2001 and was located in Hamilton, Bermuda, performing a significant amount of our investment securities investing activities. Effective December 1, 2012, we dissolved this subsidiary and transferred the investment securities portfolio to the Bank, which will generate additional future state taxable income. The revenues of CFS Holdings, primarily interest income, were $3.7 million for the eleven months ended November 30, 2012 and $4.6 million and $5.0 million for the years ended December 31, 2011 and 2010, respectively. Operating expenses of this subsidiary were $67,000 for the eleven months ended November 30, 2012 and $67,000 and $63,000 for the years ended December 31, 2011 and 2010, respectively.

WHCC, LLC began operations in 2011 as a land development subsidiary to hold other real estate owned land to disposition. It was initially funded with $15,000 in cash and $2.1 million of other real estate owned from the Bank. At December 31, 2012, WHCC, LLC included $5.0 million of other real estate owned property. During 2012, the subsidiary recognized gains on the sales of other real estate owned of $433,000. There was no income recognized during 2011. The subsidiary’s operating expenses totaled $266,000 for the year ended 2012 and $10,000 for the nine months ended December 31, 2011.

REGULATION AND SUPERVISION OF THE COMPANY AND THE BANK

General

The Company and the Bank are extensively regulated under applicable federal and state laws and regulations. Pursuant to provisions contained in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the Company, as a savings and loan holding company, and the Bank, as a federally-chartered savings association, are supervised, examined, and regulated by the Board of Governors of the FRB and the OCC, respectively. As a company with securities registered under Section 12 of the Securities Exchange Act of 1934 (1934 Act), the Company is also subject to the regulations of the SEC and the periodic reporting, proxy solicitation, and other requirements under the 1934 Act. As an institution insured by the Federal Deposit Insurance Corporation (FDIC), the Bank’s deposits are insured by the FDIC through its Deposit Insurance Fund (DIF) and is subject to regulation by the FDIC. In addition, the Bank is a member of the FHLB system. The Bank must file reports with the OCC concerning its activities and financial condition and obtain regulatory approval prior to entering into certain transactions such as mergers with, or acquisitions of, other savings associations. The FRB and the OCC also conduct periodic examinations of the Company and the Bank, respectively.

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

Federal Savings Association Regulation

Business Activities. The Bank is a wholly-owned subsidiary of the Company. The Bank’s lending, investment, and other activities are governed by federal laws and regulations. Those laws and regulations delineate the nature and extent of the business activities in which federal savings associations may engage. The OCC has responsibility for ensuring that the Bank complies with these laws and regulations.

Regulatory Capital Requirements and Prompt Corrective Action. OCC capital regulations require savings associations to satisfy three minimum capital standards: (i) a risk-based capital requirement, (ii) a leverage requirement, and (iii) a tangible capital requirement.

Under the risk-based capital requirements of the OCC, the Bank must have total capital (core capital plus supplementary capital) equal to at least 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In determining the amount of risk-weighted assets, all assets are multiplied by a risk-weight factor generally ranging from 0% to 100%, as assigned by the OCC capital regulations based on the risks inherent in the type of asset. For purposes of the risk-based capital requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, the Bank is required to maintain Tier 1 (core) capital equal to at least 4% of adjusted total assets (3% if the Bank has received the highest composite rating under the Uniform Financial Institutions Ratings System). Under the tangible capital requirement, the Bank is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets. These capital requirements are viewed as minimum standards by the OCC, and most institutions are expected to maintain capital levels significantly above these minimums.

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

Savings associations that have a total risk-based capital ratio of at least 10%, a leverage ratio of at least 5%, and a Tier 1 risk-based capital ratio of at least 6% and that are not subject to any order or written directive to meet and maintain a specific capital level are considered “well-capitalized.” In connection with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8% and a total risk-based capital to risk-weighted assets ratio of at least 12%. At December 31, 2012, the Bank had a total-risk based capital ratio of 14.06%, a Tier 1 capital ratio of 8.81%, and a Tier 1 risk-based capital ratio of 12.81%. As such, the Bank was considered “well-capitalized” at December 31, 2012. For further discussion related to our capital ratios see “Note 11. Shareholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In June of 2012, the FRB and other federal banking agencies issued three joint notices of proposed rulemakings (Basel III) that would revise each agency’s risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision, including implementation of a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement. In addition, the Basel III rulemakings propose to apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity Tier 1 capital in addition to the minimum risk-based capital requirements. The Basel III rulemakings also would revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. Until the Basel III rulemakings are finalized, we cannot predict the impact that such proposals, once implemented, would have upon the financial condition or results of operations of the Company or the Bank.

Dividends and Capital Distributions. OCC regulations impose limitations upon all capital distributions by a savings association. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the association’s own stock, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The regulations provide that an association must submit an application to the OCC to receive approval of any capital distribution if the association (i) is not eligible for expedited treatment; (ii) proposes capital distributions for the applicable calendar year that exceed in the aggregate its net income for that year to date plus its retained income for the preceding two years; (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation, or agreement between the institution and the OCC by performing the capital distribution. Under any other circumstances, the association is required to provide a written notice (rather than an application) to the OCC prior to the capital distribution. In connection with its last exam, the OCC has notified the Bank that it is not eligible for expedited treatment. As such, the Bank is currently restricted from making any capital distributions without prior written approval from the OCC. During 2012, the Bank did not pay dividends to the Company. The Company relies on dividends from the Bank as its primary source of funds, including the funds needed to pay dividends, if any, to shareholders of the Company.

Regulatory Agreements. Effective March 20, 2009, the Company agreed to enter into an informal agreement with the Office of Thrift Supervision (OTS), the Company’s former regulator, and now the FRB as successor regulator, to address certain regulatory matters.  Specifically, under the agreement, the Company previously submitted capital and business plans to the OTS for its review and comment.  In addition, under the agreement, the Company must receive approval to pay dividends to its shareholders.  The Company also agreed not to repurchase or redeem any shares of its common stock or incur or renew any debt without prior approval.  The Company does not currently have any debt outstanding. Compliance with the terms of the agreement is not expected to have a material effect on the financial condition or results of operations of the Company. The Company believes that it is in compliance with the terms of the agreement.

In addition, the Bank and the OCC entered into a formal written agreement effective December 18, 2012 (Written Agreement). The Written Agreement replaces and supersedes the informal agreement previously entered into by the Bank with the OTS effective March 20, 2009. The Written Agreement generally requires that the Bank: (i) adopt and implement certain enhancements to its policies and procedures relating to its allowance for loan and lease losses (ALLL) and the methodology related thereto; (ii) ensure that its internal credit risk ratings of its commercial loans in excess of $250,000 are timely, accurate, and consistent with regulatory guidance; (iii) adopt and implement a written asset diversification program consistent with regulatory guidance, including an ongoing analysis of any concentrations of credit and a plan to reduce the risks thereof; (iv) obtain current appraisals or evaluations, as applicable, of the real estate securing each of the commercial loans lacking an appropriate appraisal or evaluation and all other other real estate owned, and implement certain enhancements to its real estate appraisal receipt and review processes and its loan risk-assessment procedures in connection with the receipt of such appraisals; (v) implement certain enhancements to its review and revaluation of collateral securing its real estate loans in connection with the ongoing implementation of its problem loan identification, work-out strategies, and impairment and ALLL analyses; (vi) adopt and implement individual work-out plans for all criticized assets with required Board review of the status and adherence to the work-out plan for each criticized asset that equals or exceeds $500,000; and (vii) refrain from extending additional credit to any borrower with an aggregate outstanding loan balance of $500,000 that is a criticized asset unless approved and deemed by the Bank’s Board of Directors or a designated committee of the Board to be necessary to promote the best interests of the Bank. The Bank believes that it has made substantial progress in complying with the terms of the Written Agreement.

In addition to the terms of the Written Agreement, the OCC has informed the Bank that it must obtain the approval of the OCC prior to: (i) adding or replacing any director or senior executive of the Bank, or changing the duties of a senior executive officer such that the officer assumes the duties of a different senior executive officer position; (ii) making a “golden parachute” or severance payment to employees, officers, or directors (the Bank must also obtain the prior approval of the FDIC for such a payment); and (iii) paying any dividends to the Company.

Insurance of Deposit Accounts. Pursuant to provisions contained in the Dodd-Frank Act, each depositor’s interest-bearing deposit accounts are insured up to $250,000 by the FDIC (non-interest bearing transaction accounts were subject to unlimited deposit coverage through December 31, 2012). The Dodd-Frank Act also authorizes the FDIC to guarantee senior secured debt of solvent institutions and their holding companies in a manner similar to the Debt Guarantee Program that the FDIC established in 2008 pursuant to its Temporary Liquidity Program; however, the FDIC and the FRB must make a determination that there is a liquidity event that threatens the financial stability of the United States, and the United States Department of the Treasury (Treasury Department) must approve the terms of the guarantee program.

The Bank’s deposits are insured up to the applicable limits under the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund. The FDIC maintains the DIF by assessing depository institutions an insurance premium. Pursuant to the Dodd-Frank Act, the FDIC was required to set a minimum DIF reserve ratio of 1.35% of estimated insured deposits to be achieved by September 30, 2020. The Dodd-Frank Act also eliminated the 1.50% ceiling on the reserve ratio and provides that the FDIC is no longer required to refund amounts in the DIF that exceed 1.50% of insured deposits. Pursuant to the Dodd-Frank Act, the FDIC issued a rule setting a designated reserve ratio at 2.0% of insured deposits. Also, as required by the Dodd-Frank Act, the FDIC now calculates an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital) as opposed to an institution’s deposit level which was the previous basis for calculating insurance assessments.

Under the FDIC’s risk-based assessment system, insured institutions are required to pay deposit insurance premiums based on the risk that each institution poses to the DIF. An institution’s risk to the DIF is measured by its regulatory capital levels, supervisory evaluations, and certain other factors. An institution’s assessment rate depends upon the risk category to which it is assigned. As noted above, the FDIC will calculate an institution’s assessment level based on its total average consolidated assets during the assessment period less average tangible equity (i.e., Tier 1 capital). Institutions will be placed into one of four risk categories (there is a separate category for large and highly complex institutions) for purposes of determining the institution’s actual assessment rate. The FDIC will determine the risk category based on the institution’s capital position (well-capitalized, adequately capitalized, or undercapitalized) and supervisory condition (based on exam reports and related information provided by the institution’s primary federal regulator) and then determine the applicable assessment rate. The FDIC assessment rates range from approximately 5 basis points to 35 basis points (depending on applicable adjustments for unsecured debt and brokered deposits) until such time as the FDIC’s reserve ratio equals 1.15%. Once the FDIC’s reserve ratio reaches 1.15% and the reserve ratio for the immediately prior assessment period is less than 2.0%, the applicable assessment rates may range from 3 basis points to 30 basis points (subject to applicable adjustments for unsecured debt and brokered deposits). If the prior assessment period is equal to or greater than 2.0% and less than 2.5%, the assessment rates may range from 2 basis points to 28 basis points (subject to applicable adjustments for unsecured debt and brokered deposits), and if the prior assessment period is greater than 2.5%, the assessment rates may range from 1 basis point to 25 basis points (subject to applicable adjustments for unsecured debt and brokered deposits). The applicable assessment rate is then applied to the institution’s total average consolidated assets during the assessment period less average tangible equity to determine the amount of the assessment. No institution may pay a dividend if it is in default on its federal deposit insurance assessment.

During 2009, the FDIC adopted a rule requiring each insured institution to prepay on December 30, 2009 the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expenses for FDIC deposit insurance. Collection of the prepayment amount does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments or receive a rebate of prepaid amounts not fully utilized after the collection of assessments due in June 2013. The amount of the Bank’s prepayment was $6.6 million. At December 31, 2012, the remaining prepaid FDIC insurance assessment totaled $1.9 million.

In addition to the FDIC insurance premiums, the Bank is required to make quarterly payments on bonds issued by the Financing Corporation (FICO), an agency of the Federal government established to recapitalize a predecessor deposit insurance fund. During 2012, the Bank’s FICO assessment totaled $69,000. These assessments will continue until the FICO bonds are repaid between 2017 and 2019.

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

A savings association may also satisfy the QTL test by qualifying as a “domestic building and loan association” (DBLA) under the Internal Revenue Code of 1986. To satisfy the DBLA test, a savings association must meet a “business operations test” and a “60 percent of assets test.” The business operations test requires the business of a DBLA to consist primarily of acquiring the savings of the public and investing in loans. An institution meets the public savings requirement when it meets one of two conditions: (i) the institution acquires its savings in conformity with OCC rules and regulations; and (ii) the general public holds more than 75% of its deposits, withdrawable shares, and other obligations. An institution meets the investing in loans requirement when more than 75% of its gross income consists of interest on loans and government obligations, and various other specified types of operating income that financial institutions ordinarily earn. The 60% of assets test requires that at least 60% of a DBLA’s assets must consist of assets that savings associations normally hold, except for consumer loans that are not educational loans. The Bank met the requirements of the QTL test by maintaining 77.1% of its assets at December 31, 2012 in the foregoing asset base.

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

Loans to One Borrower. Federal law provides that savings associations are generally subject to certain limits on loans to one borrower or a related group of borrowers. Generally, subject to certain exceptions, a savings association may not make a loan or extend credit on an unsecured basis to a single borrower or related group of borrowers in excess of 15% of its unimpaired capital and surplus. The Bank’s loans to one borrower limit at December 31, 2012 was $16.4 million. An additional amount may be loaned equal to 10% of unimpaired capital and surplus, if the loan is secured by specified readily-marketable collateral, which generally does not include real estate.

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

Reserve Requirement. As an insured depository institution, the Bank is subject to FRB regulations requiring depository institutions to maintain reserves against a specified percentage of transaction accounts (primarily NOW and regular checking accounts). Reserves are maintained in the form of vault cash or deposits with the FRB. The first $12.4 million of transaction accounts (subject to adjustments by the FRB) are exempted from the reserve requirements. The FRB regulations generally require 3% reserves on the next $67.1 million of transaction accounts. For transaction accounts totaling over $79.5 million, FRB regulations require reserves of $2.013 million plus 10% of the amount in excess of $79.5 million. The Bank is in compliance with the foregoing requirements.

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

Community Reinvestment Act. Savings associations have a responsibility under the Community Reinvestment Act (CRA) and related regulations of the OCC to help meet the credit needs of their communities, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The CRA requires the OCC to assess the Bank’s record of meeting the credit needs of its community, to assign the Bank one of four CRA ratings, and to take this record into account in the evaluation by the OCC of certain applications of the Bank, such as an application relating to a merger or the establishment of a branch. An unsatisfactory rating may be used as the basis for the denial of an application by the OCC. The CRA also requires that all institutions make public disclosures of their CRA ratings. The Bank received a “Satisfactory” rating during its latest CRA examination in May of 2012.

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

The Consumer Financial Protection Bureau (Bureau), an independent consumer compliance regulatory agency within the FRB, was created pursuant to the provisions of the Dodd-Frank Act. The Bureau has been given authority for amending existing consumer compliance regulations and implementing new such regulations. In addition, the Bureau is charged with examining the compliance of financial institutions with assets in excess of $10.0 billion with these consumer protection rules. The Bank’s compliance with consumer protection rules will be examined by the OCC since the Bank does not meet this $10.0 billion asset level threshold.

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

The Dodd-Frank Act also includes provisions that, among other things: direct the federal bank regulatory agencies to review and propose new capital requirements applicable to banking institutions; require financial institutions to make a reasonable and good faith determination that borrowers have the ability to repay loans for which they apply; require financial institutions to retain a specified percentage (5% or more) of certain non-traditional mortgage loans and other assets in the event that they seek to securitize such assets; implement corporate governance revisions, including say on pay votes, proxy access by shareholders, and clawback policies; limit debit card fees charged by financial institutions with $10 billion or more in assets; and limit the hedging activities and private equity investments that may be made by various financial institutions.

Federal Home Loan Bank System

The Bank is a member of the FHLB system, which consists of 12 regional banks. The Federal Housing Finance Board, an independent federal agency, controls the FHLB system, including the FHLB of Indianapolis. The FHLB system provides a central credit facility primarily for member institutions. As a member of the FHLB of Indianapolis, the Bank is required to acquire and hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB of Indianapolis, whichever is greater. At December 31, 2012, the Bank had advances from the FHLB of Indianapolis with aggregate outstanding principal balances of $39.5 million, a letter of credit commitment totaling $36.3 million, and investment in FHLB of Indianapolis stock of $6.2 million, which was $2.4 million in excess of the Bank’s minimum requirement. FHLB advances must be secured by specified types of assets of the Bank and are available to member institutions primarily for the purpose of providing funds for residential housing finance. The FHLB of Indianapolis has certain requirements including a five-year notice period pursuant to its capital plan that must be met before it redeems its stock from member institutions.

Regulatory directives, capital requirements, and net income of the FHLBs affect the ability of a FHLB to pay dividends on its stock held by its members. In addition, FHLBs are required to provide funds to cover certain obligations, to fund the resolution of insolvent thrifts, and to contribute funds for affordable housing programs. These items could reduce the amount of dividends that a FHLB pays to its members and could also result in a FHLB imposing a higher rate of interest on advances to its members.

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

If economic conditions in our markets continue to deteriorate or fail to adequately recover, our results of operations and financial condition could be adversely impacted if borrowers’ ability to repay their loans declines and the value of the collateral securing our loans decreases.

Our operating results and financial condition may be adversely affected by changes in prevailing economic conditions in our markets, including the Chicago and northwest Indiana metropolitan areas, as well as national economic trends, including decreases in real estate values, changes in interest rates that cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government, and other significant external events. In addition, we have a significant amount of real estate loans. Accordingly, further decreases in or prolonged recovery of real estate values could adversely affect the value of collateral securing our loans. Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans. These factors could expose us to an increased risk of loan defaults and losses and have an adverse impact on our earnings.

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

As of December 31, 2012, 29% of our loan portfolio consisted of commercial and industrial and owner occupied commercial real estate loans. The repayment of these loans is dependent upon the financial success and viability of the borrowers, and the ability to repay the loan typically depends on the successful operation of the business or the property securing the loan. Additionally, these loans are typically made to small- or medium-sized businesses which may be more vulnerable to economic conditions and which may not have experienced a complete business or economic cycle. These types of loans are also typically larger than one-to-four family residential mortgage loans or consumer loans. If the economy remains weak for a prolonged period or experiences further deterioration or if the industry or market in which the borrowers operate weakens, our borrowers may experience depressed or dramatic and sudden decreases in revenues that could hinder their ability to repay their loans. Because our loan portfolio contains a significant number of these types of loans with relatively large balances, the deterioration of one or a few of these loans could cause a significant increase in non-performing loans. An increase in non-performing loans would result in a reduction in our interest income and also could require us to increase the provision for loan losses and loan charge-offs, all of which would reduce our net income and could have a material adverse effect on our financial condition and results of operations.

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

We have significant credit risk related to our non-owner occupied commercial real estate and construction and land development loans.

At December 31, 2012, our non-owner occupied commercial real estate and construction and land development loans totaled $164.4 million and $20.2 million, respectively, or approximately 24% and 3%, respectively, of our total loan portfolio. We had $26.9 million in total non-performing loans at December 31, 2012, compared to $45.6 million at December 31, 2011. Approximately 34% and 9% of our non-performing loans at December 31, 2012 were non-owner occupied commercial real estate and construction and land development loans, respectively. At December 31, 2011, the non-owner occupied commercial real estate and construction and land development loans approximated 49% and 7%, respectively, of our nonperforming loans.

Our non-owner occupied commercial real estate and construction and land development loan portfolios include loans with large principal amounts, with the repayment of these loans being generally dependent on the successful leasing or sale of the property, the successful operation of the business occupying the property, the cost and time frame of constructing or improving the property, and the availability of permanent financing. The repayment of these loans is particularly influenced by general conditions in the real estate markets or in the local economy where the property is located. Many of these loans do not fully amortize the balance over the loan period, but have balloon payments due at maturity. The borrower’s ability to make a balloon payment may depend on their ability to either refinance the loan or complete a timely sale of the underlying property. The borrower’s inability to use funds generated by a project to service a loan until a project is completed, and the more pronounced risk to interest rate movements and the real estate market that these borrowers face while a project is being completed or seeking a buyer, can also make construction loans more vulnerable to risk of default. On a non-owner occupied commercial property, if the cash flow from a borrower’s project is reduced due to leases not being obtained or renewed, that borrower’s ability to repay the loan may be impaired.

In the event of a default on a non-owner occupied commercial real estate or a construction and land development loan, we may be required to foreclose on the real estate securing the loan. The foreclosure process can be time consuming and costly. Further, once we foreclose on the real estate, we may be unable to sell the property in a cost effective or timely manner which may result in increased losses and carrying costs. At December 31, 2012, our other real estate owned totaled $23.3 million compared to $19.1 million at December 31, 2011. During 2012, certain non-owner occupied commercial real estate and construction and land development loans were transferred to other real estate owned. In addition, the balance in our other real estate owned was also impacted by sales of properties totaling $9.7 million and additional writedowns totaling $2.0 million.

The real estate market continues to experience a variety of difficulties and challenging economic conditions. In particular, market conditions in the Chicago metropolitan and Northwest Indiana area, in which we have a significant concentration of real estate collateral, showed modest improvement during 2012 and remain stressed. Although certain commercial real estate assets such as multifamily, office, and retail have shown some signs of stabilization, the overall commercial real estate market remains depressed. Our non-owner occupied commercial real estate and construction and land development portfolios followed trends in the sector which included elevated commercial vacancy rates, sponsor bankruptcies, illiquid markets for real estate, and downward pressure on real estate values and leasing rates. If the economy generally, or the real estate market specifically, does not adequately recover or experiences further deterioration, we may experience additional charge-offs and provisions for loan losses and/or increased other real estate owned levels which would have an adverse effect on our results of operations and financial condition.

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

We maintain an investment securities portfolio that includes, but is not limited to, GSE securities, mortgage-backed securities, non-agency collateralized mortgage obligations, commercial mortgage-backed securities, and pooled trust preferred securities. The market value of certain investments in our portfolio remains volatile. The market value of investment securities may be affected by factors other than the underlying performance of the issuer or composition of the bonds themselves, such as ratings downgrades, adverse changes in the business climate, and a lack of liquidity for resales of certain investment securities, as well as specific challenges which may arise in the secondary markets for such securities. We evaluate our investment securities and other assets quarterly for impairment indicators. We may be required to record impairment charges if our investment securities suffer a decline in value that is considered other-than-temporary. If we determine that a significant impairment has occurred, we would be required to charge against earnings the credit-related portion of the other-than-temporary impairment, which could have a material adverse effect on our results of operations in the periods in which the write-offs occur.

Unexpected losses in future reporting periods may require us to increase our valuation allowance against our deferred tax assets.

Deferred income tax represents the tax effect of the differences between the book and tax basis of assets and liabilities. We periodically evaluate our deferred tax assets to determine if they are realizable based on all available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between our future projected operating performance and our actual results. Based on the results of our regular assessment of the ability to realize our deferred tax assets, we concluded that, based on all available evidence, both positive and negative, approximately $6.5 million of our deferred tax assets did not meet the “more likely than not” threshold for realization at December 31, 2012. Although realization of the remaining net deferred tax assets of $11.3 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized. In determining the “more likely than not” criterion, we evaluate all positive and negative available evidence as of the end of each reporting period. Future adjustments to the deferred tax asset valuation allowance, if any, will be determined based upon changes in the expected realization of the net deferred tax assets. The realization of the deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carryback or carryforward periods under applicable tax laws. Due to significant estimates utilized in establishing the valuation allowance and the potential for changes in facts and circumstances, it is possible that we will be required to record additional adjustments to the valuation allowance in the near term if estimates of future taxable income during the carryforward period are reduced. Such a charge could have a material adverse effect on our results of operations, financial condition, and capital position.

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

Legislative and regulatory initiatives taken to date may not achieve their intended objectives; proposed and future initiatives may substantially increase compliance burdens or impact our sources of revenue and further impact our financial condition or results of operations.

Legislative and regulatory initiatives taken to date by Congress and the federal banking regulators to address financial regulatory reform may not achieve their intended objectives, thereby requiring additional legislation or regulation of the financial services industry. Furthermore, the Basel Committee on Banking Supervision and other international bodies comprised of banking regulators have committed to raise capital standards and liquidity buffers within the banking system by imposing new requirements. In June of 2012, the FRB and other federal banking agencies issued three notices of proposed rulemakings (collectively, Basel III) that would revise each agency’s risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision, including implementation of a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement. In addition, the Basel III rulemakings propose to apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common Tier 1 capital in addition to the minimum risk-based capital requirements. The Basel III rulemakings also would revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. Until the Basel III rulemakings are finalized, we cannot predict the impact that such proposals, once implemented, would have upon the financial condition or results of operations of the Company or the Bank.

Failure to comply with the restrictions and conditions in the formal regulatory agreement that the Bank entered into with the OCC in December 2012 and the informal regulatory agreement the Company entered into with the FRB could result in additional enforcement action against us.

The Bank entered into a formal agreement with the OCC in December 2012 to address certain credit related matters. In addition, the Company remains subject to an informal regulatory agreement with the FRB. Compliance with the terms of the agreements is not expected to have a material effect on the financial condition or results of operations of the Company or the Bank. While the Company and the Bank intend to take such actions as may be necessary to comply with the requirements of such agreements, any failure to comply with the terms and conditions of the agreements could result in additional enforcement action against the Company and the Bank, including the imposition of further operating restrictions and/or the assessment of civil monetary penalties. Any additional regulatory enforcement agreements or action could harm our reputation and our ability to retain or attract clients or employees and impact the trading price of our common stock.

Our ability to pay dividends is restricted.

Although we have been paying quarterly dividends regularly since 1998, our ability to pay dividends to shareholders depends upon the prior approval of the FRB pursuant to our informal regulatory agreement. Additionally, the Bank requires the prior approval of the OCC before paying dividends to the Company under its Written Agreement. Accordingly, we may cease paying dividends to our shareholders, which could negatively affect the price of our common stock.

Negative conditions in the general economy and financial services industry may limit our access to additional funding and adversely affect our liquidity.

An inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our business could be impaired by factors that affect us specifically or the financial services industry in general. General industry factors that could detrimentally affect our access to liquidity sources include severe disruption of the financial markets or negative news and expectations about the prospects for the financial services industry as a whole. Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Our ability to borrow could also be impaired by factors that are specific to us, such as a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.

We may not be able to attract and retain the key employees necessary for our business.

Our success depends, in large part, on our ability to attract and retain qualified key employees which we have been able to do. Competition for the best employees in most of our business lines can be intense, and we may not be able to hire or retain the necessary employees for meeting our business goals. The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of our market, years of industry experience, and the difficulty of promptly finding qualified replacement personnel.

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

The Bank is required to maintain certain minimum capital ratios and any failure to maintain these capital ratios or difficulty raising capital, if required, could result in further enforcement actions against us, and further restrict our ability to originate loans and generate income. If we are required to raise additional capital in the future, capital may not be available to us on acceptable terms or at all.

Like other savings and loan holding companies, we are required by our regulatory authorities to maintain adequate levels of capital to support our operations. In connection with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8% and a total risk-based capital to risk-weighted assets ratio of at least 12%. The Bank’s Tier 1 capital and total risked-based capital ratios at December 31, 2012 were 8.81% and 14.06%, respectively. Should we be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, our common stock or securities convertible into our common stock, which could dilute your ownership interest in the Company. Although we remain “well-capitalized” and in compliance with the minimum capital requirements established for us by the OCC at December 31, 2012 for regulatory purposes and we have improved our liquidity position and expanded our funding capacity, the future cost and availability of capital may be adversely affected by volatile equity markets, illiquid credit markets, economic conditions both in the U.S. and abroad, and a number of other factors, many of which lie outside of our control. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on our financial condition and results of operations.

Strong competition within our primary market area could hurt our earnings.

We face intense competition both in making loans and attracting deposits. Price competition for loans and deposits might result in us earning less on our loans and paying more on our deposits, which would reduce our net interest income. Competition also makes it more difficult for us to grow loans and deposits. Some of the institutions with which we compete have substantially greater resources, name recognition, market presence, and lending limits than we have and may offer services that we do not provide. Some of the financial institutions and financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies, savings and loan holding companies, federally insured state-chartered banks, federal savings banks, thrifts, and national banks. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various products and services. We expect competition to increase in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our primary market area.

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

We conduct our business through our main office full service banking center and headquarters located at 707 Ridge Road, Munster, Indiana 46321. In addition, we operate 19 other full service banking centers in Cook and DuPage counties in Illinois and Lake and Porter counties in Indiana. We currently own 15 of our banking centers, lease four others, and lease the land for our St. John, Indiana, banking center. During the first quarter of 2012, we closed our Bolingbrook and Orland Park, Illinois, banking centers and transferred those client relationships to our Darien and Tinley Park, Illinois, banking centers, respectively. In addition, we transferred the building and land related to the Bolingbrook location to other real estate owned. The Orland Park, Illinois, location was a leased facility with the lease expiring in 2013. We also maintain 31 automated teller machines (ATMs), 21 of which are located at our banking centers. The net book value of our property and leasehold improvements at December 31, 2012 totaled $13.9 million. See “Note 5. Office Properties and Equipment” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

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

The Company’s common stock is listed on the NASDAQ Global Market under the symbol “CITZ.” At February 28, 2013, there were 10,893,697 shares of common stock outstanding which were held by 1,799 shareholders of record. The table below sets forth the high and low sales price as reported by NASDAQ and cash dividends paid per share during each quarter of 2012 and 2011. Our ability to pay cash dividends depends largely on cash dividends the Company receives from the Bank. Dividends from the Bank are subject to various regulatory restrictions. Pursuant to the Bank’s formal agreement entered into with the OCC, the Bank is prohibited from paying dividends to the Company without the prior approval of the OCC. In addition, pursuant to the Company’s informal regulatory agreement with the FRB, we are prohibited from paying dividends to our shareholders without prior approval of the FRB. See “Regulation and Supervision of the Company and the Bank” in “Item 1. Business” and also “Note 11. Shareholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Share Price			Cash Dividend Paid Per Share

	High	Low	Close
2012
First Quarter	$6.29	$4.33	$5.70	$0.01
Second Quarter	5.96	4.30	4.98	—
Third Quarter	5.75	4.42	5.46	0.02
Fourth Quarter	6.41	5.54	6.27	0.01

2011
First Quarter	$5.85	$5.12	$5.58	$0.01
Second Quarter	6.10	5.25	5.37	0.01
Third Quarter	5.70	4.20	4.34	0.01
Fourth Quarter	4.95	4.11	4.31	0.01

Under our stock repurchase plan publicly announced on March 20, 2008, our Board of Directors authorized the purchase of up to 530,000 shares of our common stock. There are 448,612 shares that may still be purchased under that plan. We did not repurchase any shares of common stock during the quarter ended December 31, 2012. We are currently prohibited from repurchasing shares of our common stock without the prior approval of the FRB pursuant to our informal regulatory agreement with the FRB.

PERFORMANCE GRAPH

The following graph compares the cumulative total returns of our common stock to the total returns for the Standard & Poor’s 500 Index (S&P 500) and the NASDAQ Bank Index. The graph assumes that $100 was invested on December 31, 2007 in our common stock, the S&P 500 Index, and the NASDAQ Bank Index. The cumulative total return on each investment is as of December 31 of each of the subsequent five years and assumes dividends are reinvested.

Total Return Performance
125
100
75
50
25
0
Index Value
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
CFS Bancorp, Inc.
S&P 500
NASDAQ Bank Index

	December 31,
Index	2007	2008	2009	2010	2011	2012
CFS Bancorp, Inc.	$100.00	$27.63	$23.25	$38.02	$31.57	$46.29
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
NASDAQ Bank Index	100.00	78.46	65.67	74.97	67.10	79.64

ITEM 6.	SELECTED FINANCIAL DATA

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands except per share data)
Selected Financial Condition Data:
Total assets	$1,138,109	$1,148,950	$1,121,676	$1,081,515	$1,121,855
Loans receivable, net of deferred fees	692,267	711,226	732,584	762,386	749,973
Allowance for loan losses	12,185	12,424	17,179	19,461	15,558
Investment securities available-for-sale, at fair value	203,290	234,381	197,101	188,781	251,270
Investment securities held-to-maturity, at cost	15,458	16,371	17,201	5,000	6,940
Bank-owned life insurance	36,604	36,275	35,463	34,575	36,606
Other real estate owned	23,347	19,091	22,324	9,242	3,242
Deposits	965,791	977,424	945,884	849,758	824,097
Borrowed funds	50,562	54,200	53,550	111,808	172,937
Shareholders’ equity	111,822	103,248	112,928	110,373	111,809
Book value per share	$10.28	$9.49	$10.41	$10.25	$10.47
Tangible book value per share	10.28	9.49	10.41	10.25	10.47
Common shares outstanding	10,874,687	10,874,668	10,850,040	10,771,061	10,674,511

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands except per share data)
Selected Statement of Operations Data:
Interest income	$41,332	$43,704	$46,770	$51,308	$59,538
Interest expense	5,974	7,853	10,187	13,715	24,656
Net interest income	35,358	35,851	36,583	37,593	34,882
Provision for loan losses	4,210	17,114	3,877	12,588	26,296
Net interest income after provision for loan losses	31,148	18,737	32,706	25,005	8,586
Non-interest income	12,009	12,851	9,236	11,470	5,622
Non-interest expense	36,800	41,117	37,775	39,280	34,176
Income (loss) before income tax expense (benefit)	6,357	(9,529)	4,167	(2,805)	(19,968)
Income tax expense (benefit)	1,692	945	707	(2,262)	(8,673)
Net income (loss)	$4,665	$(10,474)	$3,460	$(543)	$(11,295)

Net income (loss) per common share:
Basic earnings (loss) per share	$.43	$(.98)	$.33	$(.05)	$(1.10)
Diluted earnings (loss) per share	.43	(.98)	.32	(.05)	(1.10)
Weighted-average common and common share equivalents outstanding:
Basic	10,737,804	10,684,133	10,635,939	10,574,623	10,307,879
Diluted	10,794,974	10,740,602	10,705,814	10,680,085	10,508,306

Pre-tax, pre-provision earnings, as adjusted (1)	$12,334	$9,520	$10,175	$13,285	$12,664

(1)
See “Overview – Non-U.S. GAAP Financial Information” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions about non-U.S. GAAP information.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands except per share data)
Average Balance Data:
Average total assets	$1,142,561	$1,146,118	$1,105,333	$1,097,511	$1,135,793
Average interest-earning assets	1,032,646	1,032,346	995,864	1,010,519	1,051,311
Average interest-bearing liabilities	923,851	919,886	889,444	897,016	929,199
Average shareholders’ equity	105,769	115,096	112,601	112,358	126,539
Average loans to average deposits	72.65%	74.85%	82.54%	89.46%	89.01%
Average shareholders’ equity to average assets	9.26	10.04	10.19	10.24	11.14
Average interest-earning assets to average interest-bearing liabilities	111.78	112.23	111.96	112.65	113.14
Interest rate spread	3.35	3.38	3.55	3.55	3.01
Net interest margin	3.42	3.47	3.67	3.72	3.32

Selected Performance Ratios:
Return (loss) on average assets	.41%	(.91)%	.31%	(.05)%	(.99)%
Return (loss) on average equity	4.41	(9.10)	3.07	(.48)	(8.93)
Shareholders’ equity to total assets	9.83	8.99	10.07	10.21	9.97
Tier 1 (core) capital to total assets (Bank only)	8.81	8.26	9.07	8.88	9.07
Total risk-based capital ratio (Bank only)	14.06	12.65	13.32	12.35	13.21
Non-interest expense to average total assets	3.22	3.59	3.42	3.58	3.01
Efficiency ratio (1)	80.25	87.51	83.70	81.88	76.34

Asset Quality Data (at year end):
Non-performing loans to total loans	3.89%	6.41%	7.44%	7.74%	7.29%
Non-performing assets to total assets	4.42	5.63	6.85	6.31	5.16
Allowance for loan losses to total loans receivable	1.76	1.75	2.34	2.55	2.07
Allowance for loan losses to non-performing loans	45.24	27.25	31.53	32.98	28.44

Other Data (at year end):
Number of full service banking centers	20	22	22	22	21
Number of full time equivalent employees	261	303	322	312	322

Stock Price and Dividend Information:
High	$6.41	$5.90	$6.24	$4.80	$14.93
Low	4.30	4.12	3.02	1.75	3.50
Close	6.27	4.31	5.23	3.23	3.90
Cash dividends declared per share	.04	.04	.04	.04	.40
Dividend payout ratio	9.30%	NM	12.50%	NM	NM

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

The first component of the allowance for loan losses contains allocations for probable incurred losses that management has identified relating to impaired loans pursuant to ASC 310-10, Receivables. Management individually evaluates for impairment all loans classified substandard and over $375,000 to enable us to identify potential losses over a larger cross section of the loan portfolio. For all portfolio segments, loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. If we determine a loan is collateral-dependent, we will charge-off any identified collateral shortfall against the allowance for loan losses.

If foreclosure is probable, we are required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from the evaluation of the collateral, and one of the methods of evaluation is an independent third-party appraisal. When current appraisals are not available, we utilize other evaluation methods to estimate the fair value of the collateral giving consideration to several factors. These factors include for real estate properties the price at which an individual unit or unit(s) could be sold in the current market, the period of time over which the unit(s) would be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and the current market interest rates. The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimate of the amount and timing of future cash flows and collateral values.

The second component of our allowance for loan losses contains allocations for probable incurred losses within various pools of loans with similar characteristics pursuant to ASC 450-20, Contingencies: Loss Contingencies. This component is based in part on certain loss factors applied to various stratified loan pools excluding loans evaluated individually for impairment. In determining the appropriate loss factors for these loan pools, we consider historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions. Our historical charge-offs are determined by evaluating the net charge-offs over the most recent eight quarters, including the current quarter. Prior to the fourth quarter of 2010, we evaluated our net charge-offs by using the four calendar years preceding the current year.

Loan losses are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the repayment capacity of the borrower based on an evaluation of available and projected cash resources and collateral value. Recoveries of amounts previously charged-off are credited to the allowance. We assess the appropriateness of the allowance for loan losses on a quarterly basis and adjust the allowance by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level we deem appropriate. The evaluation of the appropriateness of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur. To the extent that actual outcomes differ from our estimates, an additional provision for loan losses could be required which could adversely affect our earnings or our financial position in future periods.

Investment Securities. Under ASC 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. We determine the appropriate classification at the time of purchase. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on investment securities. Debt investment securities are classified as held-to-maturity and carried at amortized cost when we have the positive intent and the ability to hold the investment securities to maturity. Investment securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and with no effect on earnings until realized. Investment in FHLB stock is carried at cost. We have no trading account investment securities.

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

If we determine that an investment experienced an OTTI, we must then determine the amount of the OTTI to be recognized in earnings. If we do not intend to sell the investment security and it is more likely than not that we will not be required to sell the investment security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If we intend to sell the investment security or it is more likely than not we will be required to sell the investment security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the statement of condition date. Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income (loss) in shareholders’ equity) and not recognized in income until the investment security is ultimately sold. From time to time, we may dispose of an impaired investment security in response to asset/liability management decisions, future market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

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

At December 31, 2012, based on the results of our regular assessment of the ability to realize our deferred tax assets, we concluded that, based on all available evidence, both positive and negative, approximately $6.5 million of our deferred tax assets did not meet the “more likely than not” threshold for realization. Although realization of the remaining net deferred tax assets of $11.3 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized based on available tax planning strategies and our projections of future taxable income. The positive evidence considered in our analysis of the remaining deferred tax assets included our long-term history of generating taxable income; the cyclical nature of the industry in which we operate; the fact that a portion of the losses realized in 2011 were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, including the federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (19 years for federal income tax purposes, seven years for the state of Indiana, and 12 years for the state of Illinois). The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets, which would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our results of operations and the carrying value of our assets. We believe our tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at December 31, 2012 and 2011.

OVERVIEW

The following discussion and analysis presents the more significant factors affecting our financial condition as of December 31, 2012 and 2011 and results of operations for the three-year period ending December 31, 2012. This discussion and analysis should be read in conjunction with our consolidated financial statements, notes thereto, and other financial information appearing elsewhere in this report.

We recorded net income of $4.7 million, or $.43 per share, for 2012 compared to a net loss of $10.5 million, or $.98 per share for 2011 primarily due to decreases in the provision for loan losses, compensation and employee benefits, and other real estate owned expense during 2012 which were partially offset by a decrease in gain on sale of other real estate owned. Net income for 2012 also included an increase from 2011 in the net gain on the sale of loans held for sale.

Progress on Strategic Growth and Diversification Plan

During 2012, we continued to make progress on our Strategic Growth and Diversification Plan, which is built around four core objectives:

•decreasing non-performing assets;
•ensuring costs are appropriate given our targeted future asset base;
•growing while diversifying by targeting small- and mid-sized business owners for relationship-based opportunities; and
•expanding and deepening our relationships with our clients.

Improving credit quality was our number one objective for 2012. Throughout the year, we continued to either restructure specific non-performing loans or foreclose, obtain title, and transfer the loan to other real estate owned where we can take control of and liquidate the underlying collateral. Our problem asset resolution efforts reduced our level of non-performing assets by 22.3% during 2012 to $50.3 million at December 31, 2012 from $64.7 million at December 31, 2011. The ratio of non-performing assets to total assets decreased to 4.42% at December 31, 2012 from 5.63% at December 31, 2011. Our non-performing loans decreased 40.9% during the year to $26.9 million at December 31, 2012 from $45.6 million at December 31, 2011. Our ratio of non-performing loans to total loans decreased to 3.89% at December 31, 2012 from 6.41% at December 31, 2011. This decrease in non-performing loans was primarily due to $9.8 million of restructured commercial real estate A-Note troubled debt restructurings that were performing for at least six months; loan repayments totaling $7.5 million; a $1.7 million paydown of a non-accrual commercial participation loan; gross loan charge-offs of $5.0 million, and $15.0 million of real estate loans transferred to other real estate owned, of which $5.1 million was also sold during the year resulting in net gains on the sales of $953,000.

In addition, we continue to diversify our loan portfolio by increasing the targeted growth portfolios and reducing loans not meeting our current defined risk tolerance. Since December 31, 2011, we have increased our portfolio of commercial and industrial, owner occupied commercial real estate, and multifamily loans by $25.0 million, or 10.0%. These categories now represent 59.2% of our commercial loan portfolio at December 31, 2012 compared to 53.0% a year ago. In addition, our targeted contraction portfolios of commercial construction and land development and commercial participations purchased decreased by $8.6 million to 3.7% of our total loan portfolio at December 31, 2012 from 4.8% at December 31, 2011. Our commercial participations purchased exposure decreased during the year by $6.7 million, or 55.9%, to $5.3 million at December 31, 2012 primarily due to the payoff of one non-owner occupied commercial real estate participation totaling $4.8 million coupled with the previously mentioned $1.7 million paydown of a non-accrual commercial participation.

We also remain focused on reducing non-interest expense. Our non-interest expense for 2012 decreased 10.5% to $36.8 million from $41.1 million for 2011. The decrease was primarily due to several cost cutting initiatives implemented during the first quarter of 2012, which included our Voluntary Early Retirement Offering (VERO), the closing of our Bolingbrook and Orland Park, Illinois, banking centers, and the outsourcing of certain support functions. While these initiatives required us to record $876,000 of severance and early retirement expense in 2012, we were able to reduce our full-time equivalent employees (FTEs) to 261 at December 31, 2012 from 303 at December 31, 2011. The decrease in FTEs resulted in a $1.7 million, or 9.0%, decrease in compensation and employee benefits expense from 2011. In addition, net other real estate owned related expense decreased 39.1% to $2.5 million for 2012 from $4.1 million for 2011 primarily due to lower writedowns to net realizable value.

Our focus on deepening client relationships emphasizes core deposit growth. We increased our core deposits at December 31, 2012 by $31.5 million, or 5.3%, from December 31, 2011, and total core deposits as a percentage of total deposits increased to 65.1% at December 31, 2012 from 61.1% at December 31, 2011. We implemented our High Performance Checking (HPC) deposit acquisition marketing program during the first quarter of 2012 that targets both retail and business clients. The program is designed to attract a younger demographic (20-49 age group) and enhance growth in the number of checking accounts, core deposits, and related fee income as well as provide additional cross-sell opportunities. Core deposits also benefited from clients moving maturing certificates of deposit into money market and savings accounts due to the current low interest rate environment. During 2012, we also reviewed the pricing and cross-sell opportunities and decided to exit four of our larger single-service deposit relationships resulting in a decrease of $42.0 million in core deposits since December 31, 2011. This decision enabled us to decrease our level of liquidity and improve our core capital ratios.

At December 31, 2012, our common shareholders’ equity increased 8.3% to $111.8 million, or 9.83% of assets, from $103.2 million, or 8.99% of assets, at December 31, 2011. The Bank’s Tier 1 (core) capital ratio increased to 8.81% at December 31, 2012 from 8.26% at December 31, 2011. The Bank’s total risk-based capital ratio increased to 14.06% at December 31, 2012 from 12.65% at December 31, 2011.

Pre-tax, Pre-Provision Earnings, as Adjusted

Our pre-tax, pre-provision earnings, as adjusted, totaled $12.3 million for 2012 compared to $9.5 million for 2011. The increase was primarily due to increases in net gain on sale of loans held for sale of $741,000 and income from bank-owned life insurance of $268,000 as a result of the deaths of two insured during 2012 combined with decreases of $1.7 million of compensation and employee benefits, $346,000 of professional fees, $334,000 of writedowns on future branch sites, and $194,000 of FDIC insurance premiums and regulatory assessments. These favorable variances were partially offset by a $448,000 increase in marketing expenses and a $493,000 decrease in net interest income.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Reconciliation of Income (Loss) Before Income Tax Expense (Benefit) to Pre-Tax, Pre-Provision Earnings, as adjusted:
Income (loss) before income tax expense (benefit)	$6,357	$(9,529)	$4,167	$(2,805)	$(19,968)
Provision for loan losses	4,210	17,114	3,877	12,588	26,296
Pre-tax, pre-provision earnings	10,567	7,585	8,044	9,783	6,328

Add back (subtract):
Net (gain) loss on sale of:
Investment securities	(1,509)	(1,715)	(689)	(1,092)	(69)
Other real estate owned	(840)	(2,562)	154	9	(30)
Other real estate owned expense, net	2,510	4,123	1,483	2,976	261
Loan collection expense	730	714	638	1,077	655
Severance and retirement compensation expense	876	1,375	545	37	—
FDIC special insurance premium assessment	—	—	—	495	—
Other-than-temporary impairment of investment securities available-for-sale	—	—	—	—	4,334
Goodwill impairment	—	—	—	—	1,185
Pre-tax, pre-provision earnings, as adjusted	$12,334	$9,520	$10,175	$13,285	$12,664
Pre-tax, pre-provision earnings, as adjusted, to average assets	1.08%	.83%	.92%	1.21%	1.11%

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net Income

We reported net income of $4.7 million, or $.43 per diluted share, for 2012 compared to a net loss of $10.5 million, or $.98 per share, for 2011. Our 2012 results of operations were favorably impacted by a decrease of $12.9 million in the provision for loan losses, increases in net gain on sale of loans held for sale of $741,000 and income from bank-owned life insurance of $268,000 as a result of $486,000 of additional income related to the deaths of two insured participants during 2012 combined with decreases of $1.7 million of compensation and employee benefits, $499,000 of severance and early retirement expense, $346,000 of professional fees, $334,000 of writedowns on future branch sites, and $194,000 of FDIC insurance premiums and regulatory assessments. These favorable variances were partially offset by a $1.7 million decrease in gain on sale of other real estate owned, a $493,000 decrease in net interest income, and a $448,000 increase in marketing expenses. Our results for 2012 include $876,000 of severance and early retirement expense related to our VERO that was implemented during the first quarter of 2012, the closing of our Bolingbrook and Orland Park, Illinois, banking centers, and the outsourcing of certain support functions. These cost saving initiatives helped reduce our FTE to 261 at December 31, 2012 from 303 at December 31, 2011 which will continue to have a favorable impact on our compensation and employee benefits.

AVERAGE BALANCES, NET INTEREST INCOME, YIELDS EARNED, AND RATES PAID

The following table reflects the average yield on assets and average cost of liabilities for the years indicated. Average balances are derived from average daily balances.

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost	Average Balance	Interest	Average Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$708,218	$33,049	4.67%	$728,811	$35,315	4.85%	$747,768	$37,682	5.04%
Investment securities (2)	242,162	7,889	3.20	249,953	7,894	3.11	208,450	8,605	4.07
Other interest-earning assets (3)	82,266	394.48		53,582	495.92		39,646	483	1.22
Total interest-earning assets	1,032,646	41,332	4.00	1,032,346	43,704	4.23	995,864	46,770	4.70
Non-interest earning assets	109,915			113,772			109,469
Total assets	$1,142,561			$1,146,118			$1,105,333
Interest-bearing liabilities:
Deposits:
Checking accounts	$179,568	$262.15%		$162,891	$404.25%		$135,715	$259.19%
Money market accounts	188,109	505.27		187,188	835.45		164,800	1,086.66
Savings accounts	143,685	279.19		128,937	280.22		119,124	349.29
Certificates of deposit	361,129	3,748	1.04	394,478	5,217	1.32	394,160	6,680	1.69
Total deposits	872,491	4,794.55		873,494	6,736.77		813,799	8,374	1.03
Borrowed funds:
Other short-term borrowed funds	11,649	18.15		14,969	57.38		14,916	75.50
FHLB advances	39,711	1,162	2.88	31,423	1,060	3.33	60,729	1,738	2.82
Total borrowed funds	51,360	1,180	2.26	46,392	1,117	2.37	75,645	1,813	2.36
Total interest-bearing liabilities	923,851	5,974.65		919,886	7,853.85		889,444	10,187	1.15
Non-interest bearing deposits	102,393			100,147			92,136
Non-interest bearing liabilities	10,548			10,989			11,152
Total liabilities	1,036,792			1,031,022			992,732
Shareholders’ equity	105,769			115,096			112,601
Total liabilities and shareholders’ equity	$1,142,561			$1,146,118			$1,105,333
Net interest-earning assets	$108,795			$112,460			$106,420
Net interest income / interest rate spread		$35,358	3.35%		$35,851	3.38%		$36,583	3.55%
Net interest margin			3.42%			3.47%			3.67%
Ratio of average interest-earning assets to average interest-bearing liabilities			111.78%			112.23%			111.96%

(1)	Average balances of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.

(2)	Average balances of investment securities are based on amortized cost.

(3)	Includes FHLB stock and interest-earning deposits.

RATE/VOLUME ANALYSIS

The following table shows the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the periods indicated. Changes attributable to the combined impact of rate and volume have been allocated proportionally to the changes due to rate and changes due to volume.

	Year Ended December 31,			Year Ended December 31,
	2012 Compared to 2011			2011 Compared to 2010
	Change due to Rate	Change due to Volume	Total Change	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(1,284)	$(982)	$(2,266)	$(1,427)	$(940)	$(2,367)
Investment securities	245	(250)	(5)	(2,239)	1,528	(711)
Other interest-earning assets	(299)	198	(101)	(134)	146	12
Total	(1,338)	(1,034)	(2,372)	(3,800)	734	(3,066)

Interest expense:
Deposits:
Checking accounts	(180)	38	(142)	87	58	145
Money market accounts	(334)	4	(330)	(385)	134	(251)
Savings accounts	(31)	30	(1)	(96)	27	(69)
Certificates of deposit	(1,055)	(414)	(1,469)	(1,468)	5	(1,463)
Total deposits	(1,600)	(342)	(1,942)	(1,862)	224	(1,638)
Borrowed funds:
Other short-term borrowed funds	(28)	(11)	(39)	(18)	—	(18)
FHLB advances	(153)	255	102	270	(948)	(678)
Total borrowed funds	(181)	244	63	252	(948)	(696)
Total	(1,781)	(98)	(1,879)	(1,610)	(724)	(2,334)
Net change in net interest income	$443	$(936)	$(493)	$(2,190)	$1,458	$(732)

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

Net interest income decreased modestly to $35.4 million for 2012 compared to $35.9 million for 2011. Our net interest margin (net interest income as a percentage of average interest-earning assets) for 2012 decreased five basis points to 3.42% from 3.47% for 2011. Net interest income and the net interest margin was negatively impacted during 2012 by our higher level of liquidity, smaller loan portfolio, reduced but still elevated levels of non-performing assets, the continued low interest rate environment, and the narrowing of spreads on new investment securities purchases. We believe that these factors will continue to create pressure on our net interest margin for the foreseeable future.

Interest Income

Interest income decreased 5.4% to $41.3 million for 2012 from $43.7 million for 2011. The weighted-average yield on interest-earning assets decreased 23 basis points to 4.00% for 2012 from 4.23% for 2011. The decreases are primarily related to the smaller loan portfolio and higher level of short-term liquid investments due to the lack of suitable higher yielding investment alternatives in the current low interest rate environment. The low interest rate environment resulting in lower rates on new loans and level of non-performing loans also continues to negatively impact the yields on loans receivable.

Interest Expense

Total interest expense decreased 23.9% to $6.0 million for 2012 from $7.9 million for 2011. The average cost of interest-bearing liabilities decreased 20 basis points to .65% for 2012 from .85% for 2011. Interest expense continues to be positively affected by our continuing success in increasing the proportion of low-cost core deposits to total deposits.

Interest expense on interest-bearing deposits decreased $1.9 million, or 28.8%, to $4.8 million for 2012 from $6.7 million for 2011. The weighted-average cost of deposits decreased 22 basis points to .55% from .77% for 2011. The decreases are the result of disciplined pricing on core deposits and the repricing of certificates of deposit at lower interest rates.

Interest expense on borrowed funds increased 5.6% to $1.2 million for 2012 from $1.1 million for 2011 primarily as a result of increases in the average balance of FHLB advances during 2012 compared to 2011. The weighted-average cost of borrowed funds decreased 11 basis points to 2.26% for 2012 from 2.37% for 2011 primarily due to a decrease in the cost of Repo Sweeps and the scheduled repayments of higher cost amortizing FHLB advances.

Provision for Loan Losses

The provision for loan losses decreased to $4.2 million for 2012 from $17.1 million in 2011. For more information, see “Changes in Financial Condition – Asset Quality and Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following table identifies changes in our non-interest income for the periods presented:

	Year Ended December 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Deposit related fees	$6,355	$6,278	$77	1.2%
Income from bank-owned life insurance	1,080	812	268	33.0
Other income	1,154	1,154	—	—
Net gain on sale of:
Investment securities	1,509	1,715	(206)	(12.0)
Loans held for sale	1,071	330	741	224.5
Other real estate owned	840	2,562	(1,722)	(67.2)
Total non-interest income	$12,009	$12,851	$(842)	(6.6)

Deposit related fees include service charges, card-based fees, and other fees related to deposit accounts. Deposit related fees increased due to a modest increase in card-based fees and a modest increase in non-sufficient funds transactions, both of which are due to the success of the HPC program growing checking accounts in a younger demographic that is more inclined to debit card usage. These increases were partially offset by a decrease in business deposit service charges due to the loss of one large business depositor during 2012. Income from bank-owned life insurance during 2012 increased primarily due to $476,000 received from the deaths of two insured participants, offset by a decrease in yields on the underlying investment portfolio. The increase in net gain on the sale of loans held for sale was related to increased volumes and better margins in our mortgage banking activities. The decrease in net gain on the sale of other real estate owned for 2012 from 2011 was primarily due to the absence of a 2011 $2.2 million gain recognized on the sale of a large commercial property. For information related to net gain on sale of investment securities, see “Changes in Financial Condition 2012 Compared to 2011 - Investment Securities” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Expense

The following table identifies changes in our non-interest expense for the periods presented:

	Year Ended December 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$14,701	$16,358	$(1,657)	(10.1)%
Retirement and stock related compensation	1,168	1,034	134	13.0
Medical and life benefits	1,747	1,982	(235)	(11.9)
Other employee benefits	61	49	12	24.5
Subtotal compensation and employee benefits	17,677	19,423	(1,746)	(9.0)
Net occupancy expense	2,756	2,818	(62)	(2.2)
FDIC insurance premiums and regulatory assessments	1,927	2,121	(194)	(9.1)
Data processing	1,828	1,740	88	5.1
Furniture and equipment expense	1,778	1,802	(24)	(1.3)
Marketing	1,362	914	448	49.0
Professional fees	1,039	1,385	(346)	(25.0)
Other real estate owned related expense, net	2,510	4,123	(1,613)	(39.1)
Loan collection expense	730	714	16	2.2
Severance and early retirement expense	876	1,375	(499)	(36.3)
Other general and administrative expenses	4,317	4,702	(385)	(8.2)
Total non-interest expense	$36,800	$41,117	$(4,317)	(10.5)

Total non-interest expense decreased $4.3 million, or 10.5%, for 2012 from 2011 as we continue to make progress in reducing our cost structure. Compensation and employee benefits expense decreased during 2012 compared to 2011 primarily as a result of our VERO program, banking center closings, and outsourcing in early 2012. These cost reduction initiatives resulted in a 13.9% decrease in the number of FTE employees to 261 at December 31, 2012 from 303 at December 31, 2011. In addition, medical and life benefits were significantly lower during the 2012 period due to the lack of several large individual self-insurance claims incurred during the prior year. Our FDIC insurance premiums and regulatory assessments decreased $194,000 during 2012 primarily due to the premium assessment methodology implemented in April 2011 which favors banks less dependent on wholesale funding. Professional fees decreased $346,000 during 2012 primarily due to lower legal, strategic advisor, and investor relations fees. VERO severance and early retirement expense was $876,000 in 2012, while severance and early retirement expense related to the retirement of our former Chief Executive Officer in 2011 was $1.4 million. Partially offsetting the favorable variances, marketing expense increased in 2012 primarily due to the implementation of the new HPC direct mail checking deposit acquisition program. Also, other real estate owned related expense decreased $1.6 million primarily due to lower valuation reserves recognized during 2012 compared to 2011.

Income Tax Expense

Income tax expense for 2012 totaled $1.7 million, which was equal to an effective tax rate of 26.6%, and included an additional $166,000 deferred tax valuation allowance recognized during the first quarter of 2012. Income tax expense for 2011 totaled $945,000, which included a $6.3 million valuation allowance related to a portion of our deferred tax assets. Our effective income tax rate continues to be positively impacted by the tax sheltering impact of income from bank-owned life insurance and other tax credits. For more information, see “Critical Accounting Policies - Income Tax Accounting” above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net Income (Loss)

During 2011, we recorded a net loss of $10.5 million, or $.98 per share, compared to net income of $3.5 million, or $.32 per diluted share, for 2010. Our loss for 2011 was primarily related to a $17.1 million provision for loan losses, a non-cash charge of $6.3 million related to a valuation allowance for a portion of our deferred tax assets, other real estate owned writedowns of $2.8 million, and $1.4 million of retirement compensation expense related to the retirement of our former Chief Executive Officer. Our 2011 results of operations were favorably impacted by increases in gains on sales of other real estate owned parcels of $2.7 million and gains on the sale of investment securities of $1.0 million and a decrease in professional fees of $898,000.

Net Interest Income

Net interest income totaled $35.9 million for 2011 compared to $36.6 million for 2010. Our net interest margin (net interest income as a percentage of average interest-earning assets) for 2011 decreased 20 basis points to 3.47% from 3.67% for 2010. Net interest income and the net interest margin were negatively impacted during 2011 by our higher levels of liquidity due to strong deposit growth, modest loan demand, our elevated level of non-performing assets, and larger investment securities portfolio.

Interest Income

Interest income decreased to $43.7 million for 2011 from $46.8 million for 2010. The weighted-average yield on interest-earning assets decreased 47 basis points to 4.23% for 2011 from 4.70% for 2010. The decrease was primarily due to higher average balances of investment securities, lower average balance of loans receivable, and the current lower interest rate environment which reduced the yields on loans receivable and investment securities. The yield on loans receivable decreased due to a reduction in interest income related to the higher level of non-accrual loans during 2011. The yield on investment securities declined due to reinvesting maturing investment securities in lower yielding investments as market interest rates remained significantly low. In addition, we held higher levels of short-term liquid investments due to the lack of desirable investment alternatives in the low interest rate environment.

Interest Expense

Total interest expense decreased to $7.9 million for 2011 from $10.2 million for 2010. The average cost of interest-bearing liabilities decreased 30 basis points to .85% for 2011 from 1.15% for 2010. Interest expense was positively affected by strong growth in low-cost core deposit balances and a reduction in higher cost certificates of deposit and FHLB advances.

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

Interest expense on borrowed funds decreased to $1.1 million for 2011 from $1.8 million for 2010 primarily as a result of a reduction in the average balance of borrowed funds of 38.7% during 2011 compared to 2010 as we strengthened our balance sheet and enhanced our liquidity position by replacing this funding source with core deposits. The weighted-average cost of borrowed funds was stable at 2.37% for 2011 when compared to 2010. The weighted-average cost of FHLB advances increased to 3.33% for 2011 compared to 2.82% for 2010 and was primarily due to a larger proportion of amortizing advances with a weighted-average cost of 6.15%.

Provision for Loan Losses

The provision for loan losses increased to $17.1 million for 2011 from $3.9 million in 2010. For more information, see “Changes in Financial Condition – Asset Quality and Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following table identifies changes in our non-interest income for the periods presented:

	Year Ended December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Deposit related fees	$6,278	$6,354	$(76)	(1.2)%
Income from bank-owned life insurance	812	893	(81)	(9.1)
Other income	1,154	1,276	(122)	(9.6)
Net gain on sale of:
Investment securities	1,715	689	1,026	148.9
Loans held for sale	330	178	152	85.4
Other real estate owned	2,562	(154)	2,716	1,763.6
Total non-interest income	$12,851	$9,236	$3,615	39.1

Deposit related fees were impacted by a lower volume of non-sufficient funds transactions, which has been an industry trend due to regulatory changes affecting consumers’ behaviors regarding deposit account overdraft activity. The decrease in deposit related fees was partially offset by an increase in card-based fees due to higher client usage of debit and ATM cards. Other income was impacted by lower credit enhancement fee income related to non-owner occupied commercial real estate lending as we strategically reduce our exposure to these types of relationships. Higher net gain on sale of loans held for sale was primarily due to $16.0 million of mortgage loans sold to FNMA during 2011 compared to $6.0 million in 2010. During 2011, we also sold $11.0 million of other real estate owned, recognizing gains of $2.6 million, of which $2.5 million was realized on the sale of two large commercial properties.

Non-Interest Expense

The following table identifies changes in our non-interest expense for the periods presented:

	Year Ended December 31,
	2011	2010	$ change	% change
	(Dollars in thousands)
Compensation and mandatory benefits	$16,358	$16,681	$(323)	(1.9)%
Retirement and stock related compensation	1,034	748	286	38.2
Medical and life benefits	1,982	1,215	767	63.1
Other employee benefits	49	61	(12)	(19.7)
Subtotal compensation and employee benefits	19,423	18,705	718	3.8
Net occupancy expense	2,818	2,832	(14)	(.5)
FDIC insurance premiums and regulatory assessments	2,121	2,551	(430)	(16.9)
Data processing	1,740	1,754	(14)	(.8)
Furniture and equipment expense	1,802	1,973	(171)	(8.7)
Marketing	914	781	133	17.0
Professional fees	1,385	2,283	(898)	(39.3)
Other real estate owned related expense, net	4,123	1,483	2,640	178.0
Loan collection expense	714	638	76	11.9
Severance and early retirement expense	1,375	545	830	152.3
Other general and administrative expenses	4,702	4,230	472	11.2
Total non-interest expense	$41,117	$37,775	$3,342	8.8

Total non-interest expense increased $3.3 million, or 8.8%, during 2011 compared to 2010. Compensation and employee benefits expense increased due to increases in pension expense and medical and life benefits due to higher medical claims. These increases were partially offset by lower compensation and mandatory benefits related to a reduction in FTEs and lower incentive compensation expense due to the 2011 net loss. Other real estate owned related expense, net, increased $2.6 million primarily due to $2.8 million of valuation allowances recognized on certain other real estate owned properties combined with a reduction in the sales price of a land development project acquired in the foreclosure of a commercial participation loan. These increases were partially offset by a decrease in other real estate owned property maintenance and operating expenses during 2011. Severance and early retirement expense increased $830,000 as a result of the 2011 retirement of our former Chief Executive Officer. Other non-interest expense increased $472,000 primarily due to the writedown of $413,000 of construction in progress costs related to future branch sites that were transferred, in accordance with regulatory rules, to other real estate owned during 2011 since we had not started construction within three years of acquiring the land.

Partially offsetting the above increases in non-interest expense was a decrease in FDIC insurance premiums and regulatory assessments of $430,000 due to a change in the calculation methodology of FDIC insurance premium assessments that began April 1, 2011. Professional fees also decreased $898,000 due to lower legal, strategic advisor, and investor relations fees, the absence of costs during 2011 relating to the 2010 annual meeting proxy contest, and decreased costs related to the SEC’s 2010 enhanced proxy statement disclosures. In addition, furniture and equipment expense decreased $171,000 due to lower information systems-related equipment expense and lower depreciation expense.

Income Tax Expense

During 2011, our income tax expense totaled $945,000, which included a $6.3 million valuation allowance related to a portion of our deferred tax assets, compared to $707,000 for 2010. For more information, see “Critical Accounting Policies - Income Tax Accounting” above in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

CHANGES IN FINANCIAL CONDITION IN 2012 COMPARED TO 2011

General

Our total assets at December 31, 2012 decreased slightly to $1.14 billion from $1.15 billion at December 31, 2011, primarily due to our efforts to exit certain large, single-service deposit relationships which reduced our level of short-term liquidity and improved our Tier 1 (core) capital ratios.

	December 31,
	2012	2011	$ change	% change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$134,699	$92,072	$42,627	46.3%
Investment securities available-for-sale, at fair value	203,290	234,381	(31,091)	(13.3)
Investment securities held-to-maturity, at cost	15,458	16,371	(913)	(5.6)
Net loans	680,082	698,802	(18,720)	(2.7)
Federal Home Loan Bank stock, at cost	6,188	6,188	—	—
Bank-owned life insurance	36,604	36,275	329.9
Other real estate owned	23,347	19,091	4,256	22.3
Other	38,441	45,770	(7,329)	(16.0)
Total assets	$1,138,109	$1,148,950	$(10,841)	(.9)

Liabilities and Equity:
Deposits	$965,791	$977,424	$(11,633)	(1.2)%
Borrowed funds	50,562	54,200	(3,638)	(6.7)
Other	9,934	14,078	(4,144)	(29.4)
Total liabilities	1,026,287	1,045,702	(19,415)	(1.9)
Shareholders’ equity	111,822	103,248	8,574	8.3
Total liabilities and shareholders’ equity	$1,138,109	$1,148,950	$(10,841)	(.9)

LOANS

The following table sets forth the dollar amount of loans receivable and percentage of total loans receivable, by category, as of the dates indicated:

	2012		2011		2010		2009		2008
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$102,628	14.8%	$85,160	12.0%	$74,940	10.3%	$78,120	10.2%	$62,760	8.4%
Commercial real estate:
Owner occupied	98,046	14.2	93,833	13.2	99,435	13.6	99,552	13.1	85,628	11.4
Non-owner occupied	164,392	23.7	188,293	26.5	191,998	26.2	196,048	25.7	194,032	25.9
Multifamily	75,228	10.9	71,876	10.1	72,080	9.8	57,906	7.6	40,553	5.4
Commercial construction and land development	20,228	2.9	22,045	3.1	24,310	3.3	31,148	4.1	40,136	5.3
Commercial participations	5,311.8		12,053	1.7	23,594	3.2	52,365	6.9	60,048	8.0
Total commercial loans	465,833	67.3	473,260	66.6	486,357	66.4	515,139	67.6	483,157	64.4
Retail loans:
One-to-four family residential	175,943	25.4	181,698	25.6	185,321	25.3	186,009	24.4	204,011	27.2
Home equity lines of credit	46,477	6.7	52,873	7.4	56,177	7.7	56,882	7.5	58,892	7.8
Retail construction	1,176.2		1,022.1		3,176.4		3,411.4		2,660.4
Retail participations	—	—	—	—	—	—	—	—	489.1
Consumer	3,305.5		2,771.4		2,122.3		1,552.2		1,621.2
Total retail loans	226,901	32.8	238,364	33.5	246,796	33.7	247,854	32.5	267,673	35.7
Total loans receivable	692,734	100.1	711,624	100.1	733,153	100.1	762,993	100.1	750,830	100.1
Net deferred loan fees	(467)	(.1)	(398)	(.1)	(569)	(.1)	(607)	(.1)	(857)	(.1)
Total loans receivable, net of deferred fees	$692,267	100.0%	$711,226	100.0%	$732,584	100.0%	$762,386	100.0%	$749,973	100.0%
Loans receivable, net of deferred fees, totaled $692.3 million at December 31, 2012 compared to $711.2 million at December 31, 2011. Total loan fundings in 2012 were $144.8 million compared to $98.4 million in 2011, which reflects increased loan demand during 2012. Total fundings for 2012 were more than offset by loan payoffs and repayments of $90.9 million; total loan sales of $52.9 million; transfers to other real estate owned of $15.0 million; and gross loan charge-offs of $5.0 million, including $718,000 that had been previously identified as a specific ASC 310-10 allowance. During 2012, we sold $52.9 million of conforming one-to-four family fixed-rate held-for-sale mortgage loans to FNMA. We retained the servicing rights and recorded a gain on the sale of $1.1 million.

Commercial participation loans decreased 55.9% compared to December 31, 2011 through net paydowns totaling $1.9 million and the payoff of one non-owner occupied commercial real estate participation totaling $4.8 million. In addition, non-owner occupied commercial real estate loans decreased by $23.9 million, or 12.7%, since December 31, 2011 primarily due to nine loan payoffs aggregating $11.3 million, transfers to other real estate owned of $7.2 million, and gross charge-offs of $2.0 million. Partially offsetting these decreases, commercial and industrial loans increased $17.5 million, or 20.5%, since December 31, 2011 primarily due to increased line usage.

As discussed above, through the execution of our Strategic Growth and Diversification Plan, we continue to diversify our loan portfolio to reduce our focus on commercial real estate lending, including non-owner occupied, commercial construction and land development, and purchased participation and syndication loans. This shift in focus began in mid-2007 when we hired our then Chief Operating Officer, who is now our Chief Executive Officer, to develop and execute a business and lending strategy focused on different markets than those we had historically pursued. In connection with implementing this lending strategy, we also hired a new Senior Credit Officer, credit manager, and four new credit analysts. We developed and implemented a new credit policy, and we enhanced our underwriting standards and objective underwriting matrix. In addition, we have hired experienced business banking relationship managers to replace the previous commercial lending officers. The current lending team is focused on building client relationships by providing small- to mid-market businesses with deposit and loan products to meet their needs.

As a result of the significant economic downturn that was occurring both in our markets and nationally during 2008, it was necessary to redefine our credit and underwriting policies to better identify and evaluate the risks in the various categories of our loan portfolio. Based upon our current lending strategy and our defined risk tolerances, we continue to reduce our reliance on non-owner occupied commercial real estate loans, substantially reduced originations of commercial construction and land development loans, and stopped purchasing commercial participation and syndication loans. These loan portfolios carry a higher degree of risk due to the overall larger size of individual loans as well as repayment being dependent on the successful management of the project, the sale of the property securing the loan, or management of the participation by the lead lender.

In order to identify, segregate, and attempt to illustrate the remaining credit risk related to those deemphasized loan categories that were originated prior to our current risk tolerances, credit policy, and underwriting standards, we have segregated our loan portfolio by the loans initial origination date in the table below. Loans that were renewed or modified subsequent to their initial origination are included for disclosure purposes based on their initial loan origination date. The categories of the loan portfolio that we continue to focus on growing, which are commercial and industrial and commercial real estate - owner occupied and multifamily, comprised 59.2% of the commercial loan portfolio at December 31, 2012. Over 82% of the loans outstanding in these growth categories were originated after January 1, 2008 (Post-1/1/08). During 2012, these targeted growth categories grew by $25.0 million due to $51.0 million in new fundings which were partially offset by $20.5 million in loan payoffs, including four commercial and industrial loan payoffs of $5.3 million, two owner occupied commercial real estate loan payoffs of $1.1 million, and three multifamily loan payoffs of $4.9 million. At December 31, 2012, our total loans outstanding originated prior to January 1, 2008 (Pre-1/1/08) decreased $50.2 million, or 24.8%, to $152.4 million, or 32.7% of our total loan portfolio, primarily due to normal amortization and payoffs, loan charge-offs, the sale of a portion of a commercial participation loan, and transfers to other real estate owned.

The following tables present the categories of our commercial loan portfolio at December 31, 2012 and 2011 segregated by the origination date of the lending relationship, and highlights the shift in our lending focus to those growth categories in accordance with our strategic plan:

	December 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$7,233	$95,395	$102,628	7.0%
Commercial real estate:
Owner occupied	34,193	63,853	98,046	34.9
Non-owner occupied	97,019	67,373	164,392	59.0
Multifamily	6,704	68,524	75,228	8.9
Commercial construction and land development	3,316	16,912	20,228	16.4
Commercial participations	3,973	1,338	5,311	74.8
Total commercial loans	$152,438	$313,395	$465,833	32.7

	December 31, 2011
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$11,878	$73,282	$85,160	13.9%
Commercial real estate:
Owner occupied	43,510	50,323	93,833	46.4
Non-owner occupied	118,956	69,337	188,293	63.2
Multifamily	10,453	61,423	71,876	14.5
Commercial construction and land development	6,280	15,765	22,045	28.5
Commercial participations	11,537	516	12,053	95.7
Total commercial loans	$202,614	$270,646	$473,260	42.8

Total commercial participations by loan type and state where the collateral is located are presented in the following tables as of the dates indicated:

	December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$1,333	25.1%	$151	1.3%	782.8%
Commercial real estate:
Owner occupied	97	1.8	102.8		(4.9)
Non-owner occupied	3,636	68.5	11,193	92.9	(67.5)
Commercial construction and land development	245	4.6	607	5.0	(59.6)
Total commercial participations	$5,311	100.0%	$12,053	100.0%	(55.9)

	December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$1,085	20.4%	$1,534	12.7%	(29.3)%
Indiana	530	10.0	2,203	18.3	(75.9)
Michigan	1,241	23.4	—	—	100.0
Ohio	—	—	4,875	40.5	(100.0)
Florida	245	4.6	607	5.0	(59.6)
Colorado	909	17.1	1,338	11.1	(32.1)
Texas	1,301	24.5	1,496	12.4	(13.0)
Total commercial participations	$5,311	100.0%	$12,053	100.0%	(55.9)

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

Loan Concentrations

Our lending activities are exposed to varying risks associated with concentrations of credit. Concentrations of credit include significant lending activities in specific geographic areas and large extensions of credit to individual borrowers. Our loan portfolio consists of loans secured by real estate within our market area. At December 31, 2012 and 2011, loans representing 45.8% and 47.6%, respectively, of our total loans receivable were secured by real estate located in the state of Indiana and 36.5% and 36.3%, respectively, were secured by real estate located in the state of Illinois. At December 31, 2012, we also had a concentration of loans secured by office and/or warehouse buildings totaling $204.3 million, or 29.5% of our total loan portfolio, compared to $212.3 million, or 29.8% of our total loan portfolio, at December 31, 2011. Loans secured by these types of collateral involve higher principal amounts. The repayment of these loans generally is dependent, in large part, on the successful operation of the property or the business conducted on the property securing the loan. These loans may be more adversely affected by general conditions in the real estate market or in the economy.

Contractual Principal Repayments and Interest Rates

The table below sets forth the contractual final maturities of our commercial loans at December 31, 2012, as well as the dollar amount of loans scheduled to mature after one year. Demand loans and loans having no scheduled repayments and no stated maturity are reported as due in one year or less. This table is not indicative of the timing of expected repayments on these loans.

	Total at December 31, 2012 (1)	Principal Repayments Contractually Due in One Year or Less	Due After One Through Five Years	Due After Five Years	Total Due After One Year (2)
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$102,628	$57,034	$38,978	$6,616	$45,594
Commercial real estate:
Owner occupied	98,046	13,342	52,226	32,478	84,704
Non-owner occupied	164,392	24,288	122,432	17,672	140,104
Multifamily	75,228	10,954	23,803	40,471	64,274
Commercial construction and land development	20,228	10,138	9,767	323	10,090
Commercial participations	5,311	3,574	1,509	228	1,737
Total commercial loans	$465,833	$119,330	$248,715	$97,788	$346,503

(1)	Gross loans receivable does not include deferred fees and costs of $506,000 as of December 31, 2012.

(2)
Of the $346.5 million of loan principal repayments contractually due after December 31, 2013, $204.6 million have fixed interest rates and $141.9 million have variable interest rates, which reprice from one month up to five years.

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

Non-Performing Assets

The following table provides information relating to our non-performing assets at the dates presented:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$449	$596	$228	$1,399	$2,551
Commercial real estate:
Owner occupied	5,417	11,228	9,119	3,627	4,141
Non-owner occupied	9,083	22,294	21,512	11,945	11,983
Multifamily	2,775	91	1,071	623	342
Commercial construction and land development	2,366	3,378	9,183	9,488	9,455
Commercial participations	339	2,355	9,499	26,729	21,327
Total commercial loans	20,429	39,942	50,612	53,811	49,799
Retail loans:
One-to-four family residential	5,671	4,935	2,955	4,519	3,048
Home equity lines of credit	683	541	718	393	1,570
Retail construction	150	169	203	279	279
Consumer	—	—	4	7	5
Total retail loans	6,504	5,645	3,880	5,198	4,902
Total non-performing loans	26,933	45,587	54,492	59,009	54,701
Other real estate owned:
Commercial	22,595	17,688	21,503	8,759	3,016
Retail	752	1,403	821	483	226
Total other real estate owned	23,347	19,091	22,324	9,242	3,242
Total non-performing assets	50,280	64,678	76,816	68,251	57,943
90 days past due loans still accruing interest	—	5	2,469	640	605
Total non-performing assets plus 90 days past due loans still accruing interest	$50,280	$64,683	$79,285	$68,891	$58,548

Accruing troubled debt restructurings	$17,616	$8,875	$9,754	$10,195	$—

Non-performing assets to total assets	4.42%	5.63%	6.85%	6.31%	5.16%
Non-performing loans to total loans	3.89	6.41	7.44	7.74	7.29

Total non-performing loans decreased $18.7 million to $26.9 million at December 31, 2012 from $45.6 million at December 31, 2011. The ratio of non-performing loans to total loans decreased to 3.89% compared to 6.41% at December 31, 2011. The decrease in non-performing loans during 2012 was primarily due to $9.8 million of restructured commercial real estate A-Note troubled debt restructurings that were performing for at least six months; loan repayments totaling $7.5 million; a $1.7 million paydown of a non-accrual commercial participation loan; $15.0 million of real estate loans transferred to other real estate owned; and gross loan charge-offs of $4.6 million, including $718,000 of previously established specific ASC 310-10 allowances. The decreases to non-performing loans were partially offset by the transfers to non-accrual status of $8.5 million of non-owner occupied commercial real estate, $3.4 million of multifamily, and $3.5 million of one-to-four family residential loans during the year.

Included in the non-performing loan totals are non-performing commercial purchased participations as identified by loan category and states where the collateral is located in the following table:

	December 31,
	2012	2011	% change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	$93	$1,748	(94.7)%
Commercial construction and land development	246	607	(59.5)
Total non-performing commercial participations	$339	$2,355	(85.6)

Indiana	$93	$1,748	(94.7)%
Florida	246	607	(59.5)
Total non-performing commercial participations	$339	$2,355	(85.6)

Percentage of total non-performing loans	1.26%	5.17%
Percentage of total commercial participations	6.38	19.54

The interest income that would have been recorded during 2012 if all of our non-performing loans at the end of the year had been current in accordance with their terms during the year was $1.7 million. The actual amount of interest recorded as income (on a cash basis) on these loans during the year totaled $168,000.

The following tables present additional information about the balances of our non-accrual loans outstanding at the dates indicated:

	December 31, 2012
	Unpaid Principal Balance	Partial Charge- offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$946	$423	$74	$449	$—	$449	47.5%
Commercial real estate:
Owner occupied	9,262	3,160	685	5,417	—	5,417	58.5
Non-owner occupied	11,184	1,740	361	9,083	217	8,866	81.2
Multifamily	3,403	532	96	2,775	—	2,775	81.5
Commercial construction and land development	2,467	61	40	2,366	180	2,186	95.9
Commercial participations	5,583	5,103	141	339	—	339	6.1
Total commercial loans	32,845	11,019	1,397	20,429	397	20,032	62.2
Retail loans:
One-to-four family residential	5,836	165	—	5,671	—	5,671	97.2
Home equity lines of credit	778	95	—	683	—	683	87.8
Retail construction	150	—	—	150	—	150	100.0
Total retail loans	6,764	260	—	6,504	—	6,504	96.2
Total non-performing loans	$39,609	$11,279	$1,397	$26,933	$397	$26,536	68.0

	December 31, 2011
	Unpaid Principal Balance	Partial Charge- offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$841	$216	$29	$596	$—	$596	70.9%
Commercial real estate:
Owner occupied	14,638	2,694	716	11,228	—	11,228	76.7
Non-owner occupied	30,825	7,403	1,128	22,294	718	21,576	72.3
Multifamily	105	—	14	91	—	91	86.7
Commercial construction and land development	3,378	—	—	3,378	—	3,378	100.0
Commercial participations	7,239	4,742	142	2,355	—	2,355	32.5
Total commercial loans	57,026	15,055	2,029	39,942	718	39,224	70.0
Retail loans:
One-to-four family residential	5,180	245	—	4,935	—	4,935	95.3
Home equity lines of credit	630	89	—	541	—	541	85.9
Retail construction	169	—	—	169	—	169	100.0
Total retail loans	5,979	334	—	5,645	—	5,645	94.4
Total non-performing loans	$63,005	$15,389	$2,029	$45,587	$718	$44,869	72.4

The disclosure required with respect to impaired loans and troubled debt restructurings is contained in “Note 4. Allowance for Loan Losses” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Non-performing assets decreased 22.3% to $50.3 million at December 31, 2012 from $64.7 million at December 31, 2011 primarily due to the aforementioned decreases in non-performing loans. Of the transfers to other real estate owned during 2012, $5.1 million was sold during the year for a gain of $953,000. Additions to other real estate owned during 2012 also included $959,000 related to the building and land from our former Bolingbrook, Illinois, banking center that we closed on March 31, 2012 and have listed for sale. The activity for our other real estate owned is set forth in the table below for the periods indicated:

	Year ended December 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$19,091	$22,324
Transfers to other real estate owned	16,001	10,764
Net repayments and improvements of properties	(7)	(148)
Sales of other real estate owned	(9,729)	(11,024)
Valuation allowances for declines in net realizable value	(2,009)	(2,825)
Balance at end of period	$23,347	$19,091

The following table identifies our other real estate owned properties based on the loan category in which they originated:

	December 31,
	2012	2011	% change
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Owner occupied	$—	$1,275	(100.0)%
Non-owner occupied	7,950	2,193	262.5
Multifamily	340	557	(39.0)
Commercial construction and land development	7,416	5,341	38.9
Commercial participations:
Commercial real estate – non-owner occupied	2,361	2,673	(11.7)
Commercial construction and land development	4,528	5,649	(19.8)
Total commercial loans	22,595	17,688	27.7
Retail loans:
One-to-four family residential	500	1,374	(63.6)
Home equity lines of credit	63	29	117.2
Retail construction	189	—	100.0
Total retail loans	752	1,403	(46.4)
Total other real estate owned	$23,347	$19,091	22.3

We continue to explore ways to reduce our overall exposure in our non-performing assets through various alternatives, including the potential sale of certain of these non-performing assets. Any future impact on the allowance for loan losses in the event of such sales or other similar actions cannot be reasonably determined at this time.

As previously discussed above, we believe that our loans that were originated Pre-1/1/08 have a higher degree of risk of loss due to the nature of the types of these loans and the credit environment under which they were originated, particularly given the downturn in the economic environment over the last five years. The following tables illustrate that a large portion of our non-performing loans and other real estate owned were originated Pre-1/1/08 and that we have experienced a higher level of charge-offs and other real estate owned writedowns in the Pre-1/1/08 portfolios. As presented in the following tables, 56.6% of our non-performing commercial loans and 96.7% of our commercial other real estate owned portfolio at December 31, 2012 were originated Pre-1/1/08.

	December 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Non-performing commercial loans:
Commercial and industrial	$403	$46	$449	89.8%
Commercial real estate:
Owner occupied	3,796	1,621	5,417	70.1
Non-owner occupied	5,943	3,140	9,083	65.4
Multifamily	368	2,407	2,775	13.3
Commercial construction and land development	706	1,660	2,366	29.8
Commercial participations	339	—	339	100.0
Total non-performing commercial loans	$11,555	$8,874	$20,429	56.6

Total commercial loans outstanding at December 31, 2012	$152,438	$313,395	$465,833
Non-performing commercial loans to total commercial loans	7.58%	2.83%	4.39%

	December 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Other real estate owned – commercial:
Commercial real estate:
Non-owner occupied	$7,199	$751	$7,950	90.6%
Multifamily	340	—	340	100.0
Commercial construction and land development	7,416	—	7,416	100.0
Commercial participations:
Commercial real estate – non-owner occupied	2,361	—	2,361	100.0
Commercial construction and land development	4,528	—	4,528	100.0
Total other real estate owned – commercial	$21,844	$751	$22,595	96.7

During 2012, we recorded gross loan charge-offs related to our commercial loan portfolio totaling $3.8 million, of which 65.6% were originated Pre-1/1/08. During 2012, we also recorded other real estate owned writedowns on commercial properties totaling $2.0 million, all of which were related to the Pre-1/1/08 loan portfolio. During the five years ended December 31, 2012, we recorded gross loan charge-offs related to our commercial loan portfolio totaling $54.4 million, of which 92.9% were originated Pre-1/1/08. Writedowns on commercial other real estate owned recorded during the same five-year period totaled $8.3 million, all of which were related to loans made Pre-1/1/08. Over the past five years, 93.9% of our gross charge-offs on commercial loans and writedowns on commercial other real estate owned were related to the Pre-1/1/08 loan portfolio. Commercial loan charge-offs and other real estate owned writedowns for the five years ended December 31, 2012 that were related to the Pre-1/1/08 commercial construction and land development and commercial participations and syndications loan portfolios totaled $34.9 million, or 59.3% of the total commercial loan charge-offs and writedowns recorded in the Pre-1/1/08 loan portfolio. At December 31, 2012, the outstanding loan balances in these two categories totaled $7.3 million, or 4.8% of the total Pre-1/1/08 loan portfolio. The breakdown of gross charge-offs of commercial loans and other real estate owned writedowns on commercial properties are identified in the following tables for the periods indicated:

	For the Year Ended December 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loan charge-offs:
Commercial and industrial	$120	$435	$555	21.6%
Commercial real estate:
Owner occupied	191	—	191	100.0
Non-owner occupied	1,658	334	1,992	83.2
Multifamily	41	551	592	6.9
Commercial construction and land development	141	—	141	100.0
Commercial participations - construction and land development	361	—	361	100.0
Total commercial loan charge-offs	2,512	1,320	3,832	65.6

Writedowns on other real estate owned – commercial properties:
Commercial real estate:
Owner occupied	3	—	3	100.0
Non-owner occupied	252	—	252	100.0
Multifamily	136	—	136	100.0
Commercial construction and land development	300	—	300	100.0
Commercial participations:
Commercial real estate - non-owner occupied	304	—	304	100.0
Commercial construction and land development	974	—	974	100.0
Total writedowns on other real estate owned – commercial properties	1,969	—	1,969	100.0
Total commercial loan charge-offs and writedowns on other real estate owned	$4,481	$1,320	$5,801	77.2

	For the Five Years Ended December 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loan charge-offs:
Commercial and industrial	$3,075	$651	$3,726	82.5%
Commercial real estate:
Owner occupied	5,898	—	5,898	100.0
Non-owner occupied	12,674	2,650	15,324	82.7
Multifamily	502	551	1,053	47.7
Commercial construction and land development	7,151	—	7,151	100.0
Commercial participations	21,208	—	21,208	100.0
Total commercial loan charge-offs	50,508	3,852	54,360	92.9

Writedowns on other real estate owned – commercial properties:
Commercial real estate:
Owner occupied	137	—	137	100.0
Non-owner occupied	1,530	—	1,530	100.0
Multifamily	136	—	136	100.0
Commercial construction and land development	380	—	380	100.0
Commercial participations:
Commercial real estate - non-owner occupied	304	—	304	100.0
Commercial construction and land development	5,813	—	5,813	100.0
Total writedowns on other real estate owned – commercial properties	8,300	—	8,300	100.0
Total commercial loan charge-offs and writedowns on other real estate owned	$58,808	$3,852	$62,660	93.9

Potential Problem Assets

Our potential problem assets, defined as loans classified as substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, totaled $5.7 million at December 31, 2012 and $2.2 million at December 31, 2011. The $3.5 million increase is primarily due to one relationship totaling $1.4 million with two commercial and industrial loans and one owner occupied commercial real estate loan being downgraded to substandard; two owner occupied commercial real estate loans totaling $2.1 million being downgraded to substandard, one of which was previously classified as pass/watch and the other being a restructure whose original loans were previously classified as pass/watch; and one non-owner occupied commercial real estate loan totaling $933,000 being downgraded to substandard from pass/watch. Partially offsetting the increase is the transfer to non-accrual status of one previous non-owner occupied commercial real estate potential problem asset totaling $1.2 million.

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

Loan losses are charged-off against the allowance for loan losses when we believe that the loan balance or a portion of the loan balance is no longer realizable by the paying capacity of the borrower based on an evaluation of available cash resources and collateral value. Recoveries of amounts previously charged-off are credited to the allowance. We assess the appropriateness of the allowance on a quarterly basis and adjust the allowance by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level we deem appropriate. While we believe the allowance was adequate at December 31, 2012, it is possible that further deterioration in the economy, declines in the value of collateral securing loans, or requirements of regulatory agencies may require us to make future provisions to the allowance. See further analysis in “Critical Accounting Policies” previously discussed in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table sets forth the activity in the allowance for loan losses during the periods indicated:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Allowance at beginning of period	$12,424	$17,179	$19,461	$15,558	$8,026
Provision	4,210	17,114	3,877	12,588	26,296
Charge-offs:
Commercial loans:
Commercial and industrial	(555)	(936)	(848)	(1,313)	(74)
Commercial real estate:
Owner occupied	(191)	(3,873)	(82)	(53)	(1,699)
Non-owner occupied	(1,992)	(7,782)	(797)	(1,699)	(3,054)
Multifamily	(592)	(315)	(85)	(61)	—
Commercial construction and land development	(141)	(2,943)	(1)	(461)	(3,605)
Commercial participations	(361)	(4,971)	(3,378)	(2,848)	(9,650)
Total commercial loans	(3,832)	(20,820)	(5,191)	(6,435)	(18,082)
Retail loans:
One-to-four family residential	(536)	(648)	(773)	(271)	(376)
Home equity lines of credit	(398)	(423)	(310)	(2,156)	(243)
Retail construction	(40)	—	—	—	—
Consumer	(188)	(107)	(111)	(108)	(197)
Total retail loans	(1,162)	(1,178)	(1,194)	(2,535)	(816)
Total charge-offs	(4,994)	(21,998)	(6,385)	(8,970)	(18,898)
Recoveries:
Commercial loans:
Commercial and industrial	47	15	9	121	5
Commercial real estate:
Owner occupied	9	4	1	80	—
Non-owner occupied	395	43	19	40	14
Multifamily	—	1	17	—	—
Commercial construction and land development	—	18	82	13	61
Commercial participations	—	—	30	—	5
Total commercial loans	451	81	158	254	85
Retail loans:
One-to-four family residential	32	9	17	2	1
Home equity lines of credit	12	9	22	6	5
Consumer	50	30	29	23	43
Total retail loans	94	48	68	31	49
Total recoveries	545	129	226	285	134
Net loans charged-off to allowance for loan losses	(4,449)	(21,869)	(6,159)	(8,685)	(18,764)
Allowance at end of period	$12,185	$12,424	$17,179	$19,461	$15,558

Total loans receivable, net of deferred fees	$692,267	$711,226	$732,584	$762,386	$749,973
Allowance for loan losses to total loans	1.76%	1.75%	2.34%	2.55%	2.07%
Allowance for loan losses to total non-performing loans	45.24	27.25	31.53	32.98	28.44
Ratio of net loans charged-off to average loans outstanding for the year ended	.63	3.00	.82	1.15	2.49

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

Our allowance for loan losses was $12.2 million at December 31, 2012 compared to $12.4 million at December 31, 2011. The ratio of the allowance to total loans was stable at 1.76% at December 31, 2012 compared to 1.75% at December 31, 2011. The provision for loan losses decreased to $4.2 million in 2012 from $17.1 million in 2011. Net charge-offs for 2012 decreased to $4.4 million, or .63% of average loans outstanding, from $21.9 million, or 3.00% of average loans outstanding, for 2011. Net charge-offs for 2012, exclusive of the previously established $718,000 specific ASC 310-10 allowances, were $3.7 million, or .53% of average loans outstanding.

Our provision for loan losses and our net charge-offs decreased during 2012 when compared to 2011. In 2011, we experienced a higher level of charge-offs related to lower collateral valuations on collateral-dependent non-performing loans. In addition, we increased our general reserves in 2011 as a result of deteriorating market conditions, overall declines in collateral values, and a lack of activity in residential housing and land development.

During 2012, charge-offs of non-owner occupied commercial real estate loans totaled $2.0 million, which was partially related to four loans that were transferred during 2012 to other real estate owned at their net realizable value, of which $718,000 was previously identified as a specific allowance. Charge-offs of multifamily loans totaled $592,000, which was partially related to one loan that was transferred during 2012 to other real estate owned at its net realizable value. Charge-offs also included $555,000 of commercial and industrial loans and $536,000 of one-to-four family residential loans, which was partially related to three loans that were transferred during 2012 to other real estate owned at their net realizable value. Total recoveries during 2012 included a $325,000 repayment of a 2010 charge-off totaling $476,000 on a non-owner occupied commercial real estate loan.

When we determine that a non-performing collateral-dependent loan has a collateral shortfall, we will immediately charge-off the collateral shortfall. As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral). As such, the ratio of the allowance for loan losses to total non-performing loans has continued to be negatively affected by cumulative partial charge-offs of $11.0 million recorded through December 31, 2012 on $13.1 million (net of charge-offs). At December 31, 2012, the ratio of the allowance for loan losses to non-performing loans, excluding the $13.1 million of non-performing collateral-dependent loans with partial charge-offs, was 88.2%.

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

Prior to December 31, 2010, we allocated our allowance for loan losses by loan type. In conjunction with the required disclosures under Accounting Standards Update (ASU) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, we changed our classifications for the allowance on loan losses to correlate to our reported loan categories. As such, the allocation of the allowance for loan losses was reclassified at December 31, 2010 and 2009. It was not practical to reclassify the allocation of the allowance for loan losses for the year ended 2008.

The following tables show the allocation of the allowance for loan losses by loan category for 2012, 2011, 2010, and 2009 and by loan type for 2008:

	December 31,
	2012		2011		2010		2009
	Allowance Allocation	Allowance as a % of Category	Allowance Allocation	Allowance as a % of Category	Allowance Allocation	Allowance as a % of Category	Allowance Allocation	Allowance as a % of Category
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$1,169	1.14%	$1,236	1.45%	$1,279	1.71%	$867	1.11%
Commercial real estate:
Owner occupied	2,470	2.52	2,129	2.27	1,090	1.10	1,589	1.60
Non-owner occupied	3,761	2.29	3,935	2.09	6,906	3.60	6,584	3.36
Multifamily	926	1.23	370.51		350.49		679	1.17
Commercial construction and land development	1,436	7.10	1,198	5.43	188.77		892	2.86
Commercial participations	601	11.32	1,467	12.17	4,559	19.32	6,410	12.24
Total commercial loans	10,363	2.22	10,335	2.18	14,372	2.96	17,021	3.30
Retail loans:
One-to-four family residential	1,101.63		1,521.84		1,356.73		1,727.93
Home equity lines of credit	552	1.19	442.84		1,309	2.33	531.93
Retail construction	16	1.36	3.29		7.22		117	3.43
Consumer	153	4.63	123	4.44	135	6.36	65	4.19
Total retail loans	1,822.80		2,089.88		2,807	1.14	2,440.98
Total allowance for loan losses	$12,185	1.76	$12,424	1.75	$17,179	2.34	$19,461	2.55

	December 31, 2008
	Allowance Allocation	Allowance as a % of Category
	(Dollars in thousands)
Residential real estate:
One-to-four family owner occupied	$1,744.68%
One-to-four family non-owner occupied	186.59
Multifamily	611	1.52
Business/Commercial real estate	10,894	3.75
Business/Commercial non-real estate	1,241	1.97
Developed lots	352.98
Land	252.58
Consumer non-real estate	278	4.60
Total allowance for loan losses	$15,558	2.07

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

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity. The amortized cost of investment securities with their par and fair values were as follows for the dates indicated:

	December 31,
	2012			2011			2010
	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value	Par Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$17,000	$16,964	$17,363	$15,000	$14,967	$15,414	$15,000	$14,975	$14,819
Government sponsored entity (GSE) securities	45,000	45,628	46,468	46,800	46,967	48,382	30,800	30,717	31,020
Corporate bonds	—	—	—	5,420	5,022	5,027	4,000	3,629	3,586
Collateralized mortgage obligations	67,902	63,367	67,066	79,006	71,073	70,884	62,512	59,037	60,755
Commercial mortgage- backed securities	44,267	45,178	46,429	72,885	74,664	76,118	66,282	67,052	68,698
GSE residential mortgage-backed securities	2,224	2,400	2,368	—	—	—	—	—	—
Asset backed securities	4,182	3,876	4,053	—	—	—	—	—	—
Pooled trust preferred securities	24,508	22,409	19,542	27,398	24,804	18,555	29,409	26,473	18,125
GSE preferred stock	200	—	1	200	—	1	5,837	—	98
Total available-for-sale investment securities	$205,283	$199,822	$203,290	$246,709	$237,497	$234,381	$213,840	$201,883	$197,101

Held-to-maturity investment securities:
Asset backed securities	$6,446	$6,578	$6,797	$8,201	$8,461	$8,746	$9,844	$10,261	$10,380
Municipal securities	8,880	8,880	8,925	7,910	7,910	7,957	6,940	6,940	7,046
Total held-to-maturity investment securities	$15,326	$15,458	$15,722	$16,111	$16,371	$16,703	$16,784	$17,201	$17,426

At December 31, 2012, the amortized cost of our collateralized mortgage obligation portfolio totaled $63.4 million, with 99% of the portfolio having composite ratings of A or higher. The composition of this portfolio includes $3.7 million backed by Ginnie Mae and $59.7 million of non-agency securities mainly backed by both floating- and fixed-rate residential mortgages originated prior to 2006. In addition, $53.5 million within this portfolio are floating-rate bonds indexed to 30 day LIBOR with unaccreted discounts totaling $4.5 million at December 31, 2012.

Our commercial mortgage-backed investment securities portfolio consists mainly of short-term, fixed-rate, senior tranches of seasoned issues with extensive subordination and limited balloon risk. All bonds are AAA-rated.

All of our pooled trust preferred investments were AAA-rated when they were purchased in late 2007 and early 2008 at discounts in excess of 10%.  In 2009, the market for this type of investment was severely impacted by the credit crisis leading to increased deferrals and defaults.  Credit ratings were also negatively affected in 2009, and all of these securities in our portfolio have at least one rating below investment grade.  Rating agencies have started to note the improving collateral statistics, limited number of new deferrals, number of cures, lack of defaults, and rapidly increasing redemptions and coverage ratios. Additionally, rating agencies are increasingly analyzing deferring issuers for probability of default instead of treating all, or nearly all, deferring issuers as defaulted issuers. All of the Bank’s holdings have received ratings upgrades by at least one rating agency in 2012. Two of our investments, representing approximately 45% of our pooled trust preferred investments, were upgraded during the first half of 2012 and now have composite investment-grade ratings.

We utilize extensive external and internal analysis on the pooled trust preferred investments.  Our internal model stress tests all underlying issuers in the pools to project probabilities of deferral or default.  Management’s internal modeling runs multiple stress scenarios.  The high-stress scenario utilizes immediate defaults for all deferring collateral.  Any collateral that management believes may be at risk for deferring or defaulting, based upon its review of the underlying issuers’ most recent financial and regulatory information, is assumed to default immediately.  Despite a recent trend of recoveries from previously defaulted trust preferred collateral, the high-stress scenario assumes no recoveries on defaulted collateral.  All external and internal stress testing at December 31, 2012 currently projects no loss of principal or interest on any of our pooled trust preferred investments.

All of our pooled trust preferred investments are floating rate “Super Senior” tranches indexed to 90 day LIBOR with unaccreted discounts of $2.1 million at December 31, 2012.  The “Super Senior” tranches are the most senior tranches.  Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches.  If certain senior coverage tests are not met, all interest is diverted from subordinate classes to pay down principal on the “Super Senior” tranche.  Four of the five issues we own are failing the senior coverage test.  This test is structured to protect the holders of the “Super Senior” tranches if deferrals or defaults exceed a specific threshold as a percent of the outstanding senior tranches.  As such, the proceeds of any early redemptions, successful tenders, or cures will be used to further pay down principal of the “Super Senior” tranches on these issues.  In 2012, the annualized principal pay down rates on these investments was 10.5%.  Management expects additional cure and redemption announcements in the near term.

A number of previously deferring issuers of our pooled trust preferred investments are resuming payments. At December 31, 2012, 16.8% of these issuers “cured,” or resumed payments in 2012.  When an issuer cures, all past interest and accrued interest on the past due interest is paid to the trust.

Management is expecting redemption activity to remain strong over the near term as call windows are now open on all of the securities, certain issuers evaluate the impact of Dodd-Frank changes to Tier 1 capital treatment for these securities, and issuers consider the high cost of this capital in the current low interest rate market.

Due to the current ratings on the pooled trust preferred investments being below investment grade, the aggregate amortized cost of $22.4 million is classified as substandard in accordance with regulatory requirements.

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

The following tables set forth our financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis during the dates indicated:

		Fair Value Measurements at December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$17,363	$—	$17,363	$—
GSE securities	46,468	—	46,468	—
Collateralized mortgage obligations	67,066	—	67,066	—
Commercial mortgage-backed securities	46,429	—	46,429	—
GSE residential mortgage-backed securities	2,368	—	2,368	—
Asset backed securities	4,053	—	4,053	—
Pooled trust preferred securities	19,542	—	—	19,542
GSE preferred stock	1	1	—	—

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$15,414	$—	$15,414	$—
GSE securities	48,382	—	48,382	—
Corporate bonds	5,027	—	5,027	—
Collateralized mortgage obligations	70,884	—	70,884	—
Commercial mortgage-backed securities	76,118	—	76,118	—
Pooled trust preferred securities	18,555	—	—	18,555
GSE preferred stock	1	1	—	—

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

We utilize a recognized third-party pricing service to obtain market values for our fixed-income securities portfolio. Documentation is maintained as to the methodology and summary of inputs used by the pricing service for the various types of securities, and management notes that the servicer maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. We do not have access to all of the individual specific assumptions and inputs used for each security. The significant observable inputs include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, and reference data including market research publications.

We validate the market values against fair market curves and other available pricing sources. Two third-party pricing sources are used to compare the reasonableness of prices for U.S. Treasury securities and GSE bonds. For all securities, our Corporate Investment Officer, who is in the market on a regular basis, monitors the market and is familiar with where similar securities are trading and where specific bonds in specific sectors should be priced. All monthly output from the third-party provider is reviewed against expectations as to pricing based on fair market curves, ratings, coupon, structure, and recent trade reports or offerings.

Based on our review of the methodology and summary of inputs used, we have concluded these assets are properly classified as Level 2 assets.

Fair value determinations for Level 3 measurements of investment securities are the responsibility of our Corporate Investment Officer with review and approval by the Asset/Liability Management Committee. Level 3 models are utilized when quoted prices are not available for certain investment securities or in markets where trading activity has slowed or ceased.  When quoted prices are not available and are not provided by third-party pricing services, management judgment is necessary to determine fair value.  As such, fair value is determined using discounted cash flow analysis models, incorporating default rate assumptions, estimations of prepayment characteristics, and implied volatilities.

We determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities.  The markets for these securities and for similar securities at December 31, 2012 were illiquid.  There have been a limited number of observable transactions in the secondary market; however, a new issue market does not exist.  We have determined that a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs is more representative of fair value than the market approach valuation technique.

For our Level 3 pricing model, we use externally produced fair values provided by a third-party pricing service and compare them to other external pricing sources. Other external sources provided similar prices, both higher and lower, than those we used.  The external model uses observed prices from limited transactions on similar securities to estimate liquidation values.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	2012	2011
	(Dollars in thousands)
Beginning balance	$18,555	$18,125
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income	3,382	2,099
Principal repayments	(2,890)	(2,011)
Discount accretion	495	342
Ending balance	$19,542	$18,555

We evaluate all investment securities on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, for determining if an OTTI exists pursuant to guidelines established in ASC 321-10, Investments – Debt and Equity Securities. Current accounting guidance generally provides that if a marketable investment security is in an unrealized loss position, whether due to general market conditions or industry or issuer-specific factors, the holder of the investment security must assess whether the impairment is other-than-temporary.

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

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because we do not have the intent to sell these securities and have the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity. We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, regulatory considerations, future market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. We concluded that the unrealized losses that existed at December 31, 2012 did not constitute other-than-temporary impairments.

The following table sets forth certain information regarding the maturities and weighted-average yield of investment securities as of December 31, 2012. The amounts and yields listed in the table are based on amortized cost.

	U.S. Treasury Securities		GSE Securities		Collateralized Mortgage Obligations (1)		Commercial Mortgage-Backed Securities (2)		GSE Residential Mortgage-Backed Securities (3)
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturities:
Less than 1 year	$—	—%	$6,998	1.82%	$5,345	3.00%	$14,832	3.65%	$—	—%
1 to less than 5 years	16,964	1.32	32,141	1.60	36,279	3.99	30,346	3.59	—	—
5 to less than 10 years	—	—	6,489	1.21	21,743	3.02	—	—	2,400	1.79
10 years and over	—	—	—	—	—	—	—	—	—	—
Total investment securities	$16,964	1.32	$45,628	1.58	$63,367	3.57	$45,178	3.61	$2,400	1.79
Average months to maturity	40		29		43		20		71

	Asset Backed Securities (4)		Pooled Trust Preferred Securities (5)		State and Municipal Securities (6)		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Maturities:
Less than 1 year	$—	—%	$—	—%	$3,000	1.13%	$30,175	2.86%
1 to less than 5 years	10,454	4.00	—	—	5,880	1.30	132,064	2.85
5 to less than 10 years	—	—	—	—	—	—	30,632	2.54
10 years and over	—	—	22,409	1.12	—	—	22,409	1.12
Total investment securities	$10,454	4.00	$22,409	1.12	$8,880	1.24	$215,280	2.63
Average months to maturity	56		288		22		61
Average months to maturity excluding pooled trust preferred securities							34

(1)
Our collateralized mortgage obligations are amortizing in nature. As such, the maturities presented in the table for these investment securities are average lives based on historical and estimated prepayment rates for the underlying mortgage collateral and were calculated using prepayment speeds based on the trailing three-month VPR (Voluntary Prepayment Rate), the trailing three-month CDR (Conditional Default Rate), and the trailing three-month severity.

(2)
Our commercial mortgage-backed investment securities are amortizing in nature. As such, the maturities presented in the table for these investment securities are average lives based on contractual payment assumptions for the underlying collateral and were calculated using a 0% prepayment speed.

(3)
Our GSE residential mortgage-backed securities are amortizing in nature. As such, the maturities presented in the table for these investment securities are average lives based on historical and estimated prepayment rates for the underlying mortgage collateral and were calculated using prepayment speeds based on the trailing three-month CPR (Constant Prepayment Rate).

(4)
Our asset backed investment securities are amortizing in nature. As such, the maturities presented in the table are average lives based on the estimated prepayment rates for the underlying collateral. This portfolio includes $3.9 million classified as available-for-sale and $6.6 million as held-to-maturity.

(5)
Our pooled trust preferred investment securities are floating rate securities indexed to 90 day LIBOR and adjust quarterly. The projected yields are calculated to the contractual maturity without any prepayment parameters.

(6)	All of the state and municipal securities are held-to-maturity.

DEPOSITS

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each deposit category offered at the dates indicated:

	December 31,
	2012		2011		2010
	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$107,670	11.1%	$96,321	9.9%	$90,315	9.5%
Interest-bearing	185,388	19.2	175,150	17.9	149,948	15.9
Money market accounts	182,001	18.9	192,593	19.7	177,566	18.8
Savings accounts	153,799	15.9	133,292	13.6	121,504	12.8
Core deposits	628,858	65.1	597,356	61.1	539,333	57.0
Certificate of deposit accounts	336,933	34.9	380,068	38.9	406,551	43.0
Total deposits	$965,791	100.0%	$977,424	100.0%	$945,884	100.0%

Total deposits during 2012 were positively impacted by an increase in core deposits of $31.5 million, or 5.3%, which were more than offset by a decrease in certificates of deposit totaling $43.1 million, or 11.3%, from December 31, 2011.

We continue to make progress on our strategic initiative to grow low-cost core deposits. During the first quarter of 2012, we initiated our HPC program targeting both retail and business clients. This direct mail marketing program represents a redirection and expansion of our marketing expense and is designed to attract a younger demographic, enhance growth in core deposits and related fee income, and provide additional cross-selling opportunities. During 2012, we incurred $801,000 of costs directly related to this new program, including direct mail costs, premium gifts, consulting fees, and collateral marketing materials, which resulted in an all-in direct acquisition cost of approximately $102 per checking account. Core deposits also benefited during 2012 from clients moving maturing certificates of deposit into money market and savings accounts due to the current low interest rate environment. Core deposits were also affected by our decision to review the pricing and cross-sell potential of our larger single-service deposit relationships, resulting in the decision to exit four relationships and a decrease of $42.0 million in core deposits since December 31, 2011. This decision enabled us to decrease our level of liquidity and improve our Tier 1 (core) capital ratios for the year ended 2012.

The decrease in certificates of deposit were a direct result of our disciplined pricing strategies which led to clients moving proceeds of maturing certificates into more liquid core deposit accounts during the current low interest rate environment.

At December 31, 2012, the aggregate amount of outstanding certificates of deposit greater than $100,000 was $108.3 million. The following table presents the maturity schedules of these certificate of deposit accounts at December 31, 2012:

(Dollars in thousands)
3 months or less	$21,556
Over 3 months through 6 months	21,466
Over 6 months through 12 months	39,845
Over 12 months through 36 months	20,675
Over 36 months	4,714
$108,256

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own. The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative as compared to FHLB advances. At December 31, 2012, we had $11.1 million in Repo Sweeps compared to $14.3 million at December 31, 2011. The Repo Sweeps are included in the “Borrowed Funds” table and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds. The investment securities underlying these Repo Sweeps continue to be reflected as assets.

BORROWED FUNDS

Borrowed funds consisted of the following at the dates indicated:

	December 31,
	2012		2011
	Amount	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate
	(Dollars in thousands)
Repo Sweeps	$11,053.10%		$14,334.20%
FHLB of Indianapolis advances	39,509	2.86	39,866	2.89
Total borrowed funds	$50,562	2.26	$54,200	2.18

At December 31, 2012 and 2011, the Bank had a line of credit with a large commercial bank with a maximum of $15.0 million in secured overnight federal funds availability at the federal funds market rate at the time of any borrowing. The Bank also has a borrowing relationship with the FRB discount window. These lines were not utilized during the years ended December 31, 2012 and 2011.

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

At December 31, 2012, we had cash and cash equivalents of $134.7 million, an increase of $42.6 million, or 46.3%, from $92.1 million at December 31, 2011. The increase was mainly the result of proceeds received from sales, maturities, and paydowns of investment securities aggregating $109.7 million and sales of other real estate owned totaling $10.6 million which were partially offset by cash outflows related to $68.0 million of investment securities purchases and an $11.8 million decrease in deposit accounts due to management’s proactive efforts to review the pricing and cross-sell potential of some of our larger single-service deposit relationships.

We use our sources of funds primarily to meet our ongoing commitments; fund loan commitments, maturing certificates of deposit, and savings withdrawals; and maintain an investment securities portfolio. We anticipate that we will continue to have sufficient funds to meet our current commitments.

The parent company’s liquidity needs consist primarily of operating expenses and dividend payments to shareholders. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. We are prohibited from repurchasing shares and incurring any debt at the parent company without the prior approval of the FRB under our informal regulatory agreement.

Additionally, the Bank has been informed by the OCC that the Bank must obtain the prior approval of the OCC before paying dividends to the Company. Absent such restriction, OCC regulations provide various standards under which the Bank may declare and pay dividends to the parent company without prior approval. The dividends from the Bank are limited to the extent of its cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. At December 31, 2012, under current regulations, the Bank had no net earnings available for dividend declarations. At December 31, 2012, the parent company had $1.8 million in cash and cash equivalents. We do not anticipate that these restrictions will have a material adverse impact on our liquidity in the short-term. See also “Note 11. Shareholders’ Equity and Regulatory Capital” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” and “Item 1. Business – Regulation and Supervision of the Company and the Bank” of this Annual Report on Form 10-K for a further discussion of the Bank’s ability to pay dividends.

Contractual Obligations

The following table presents our contractual obligations to third parties at December 31, 2012 by maturity:

	Payments Due by Period
	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$254,719	$68,013	$13,795	$406	$336,933
FHLB advances (1)	15,381	16,780	885	6,463	39,509
Short-term borrowed funds (2)	11,053	—	—	—	11,053
Service bureau contract	1,736	3,471	3,471	—	8,678
Operating leases	418	384	272	1,743	2,817
Dividends payable on common stock	109	—	—	—	109
	$283,416	$88,648	$18,423	$8,612	$399,099

(1)	Does not include interest expense at the weighted-average contractual interest rate of 2.86% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual interest rate of .10% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at December 31, 2012:

	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$3,883	$—	$—	$12	$3,895
Commercial real estate:
Owner occupied	6,875	135	—	—	7,010
Non-owner occupied	4,189	—	—	—	4,189
Multifamily	842	21	—	—	863
Commercial construction and land development	3,428	—	—	—	3,428
Commercial participations	—	—	—	—	—
Retail	3,275	—	—	—	3,275
Commitments to fund unused:
Commercial business lines	44,269	4,549	—	—	48,818
Equity lines of credit	—	—	—	38,122	38,122
Construction loans	298	550	—	—	848
Consumer lines	121	—	—	—	121
Credit enhancements	2,075	—	4,249	8,512	14,836
Letters of credit	2,216	—	—	5	2,221
	$71,471	$5,255	$4,249	$46,651	$127,626

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. Credit enhancements expire at various dates through 2018. Letters of credit expire at various dates through 2016.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the below table of total risk-based, tangible, and core capital, as defined in the regulations. In addition, in accordance with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8% and a total risk-based capital to risk-weighted assets ratio of at least 12%. At December 31, 2012, the Bank was deemed to be “well-capitalized” and in excess of the higher individual minimum capital requirements established for the Bank by the OCC.

The total amount of deferred tax assets not included for regulatory capital purposes was $9.0 million and $8.6 million, respectively, at December 31, 2012 and December 31, 2011. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, we consider a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book/tax differences, projected future taxable income within one year, available tax planning strategies, and OCC limitations. Using all information available to us at each statement of condition date, these factors are reviewed and can and do vary from period to period.

The current regulatory capital requirements and the actual capital levels of the Bank at December 31, 2012 and December 31, 2011 are presented in the following table. There are no conditions or events that have occurred since December 31, 2012 that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Tangible capital to adjusted total assets	$99,279	8.81%	$16,896	>=	1.5%	$22,527	>=	2.0%
Tier 1 (core) capital to adjusted total assets	99,279	8.81	45,055	>=	4.0	56,319	>=	5.0
Tier 1 (core) capital to risk-weighted assets	99,279	12.81	31,008	>=	4.0	46,512	>=	6.0
Total capital to risk-weighted assets	109,000	14.06	62,016	>=	8.0	77,520	>=	10.0

As of December 31, 2011:
Tangible capital to adjusted total assets	$94,502	8.26%	$17,151	>=	1.5%	$22,868	>=	2.0%
Tier 1 (core) capital to adjusted total assets	94,502	8.26	45,737	>=	4.0	57,171	>=	5.0
Tier 1 (core) capital to risk-weighted assets	94,502	11.40	33,168	>=	4.0	49,752	>=	6.0
Total capital to risk-weighted assets	104,892	12.65	66,336	>=	8.0	82,920	>=	10.0

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at December 31, 2012:

	Tangible	Tier 1 (Core)	Risk- Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$111,201	$111,201	$111,201
Disallowed deferred tax asset	(8,975)	(8,975)	(8,975)
Adjustment for unrealized gains on certain available-for-sale securities	(2,112)	(2,112)	(2,112)
Other	(835)	(835)	(835)
General allowance for loan losses	—	—	9,721
Regulatory capital of the Bank	$99,279	$99,279	$109,000

Total adjusted assets for Tangible and Tier 1 (core) capital purposes	$1,126,370	$1,126,370
Total risk-weighted assets for risk-based capital purposes			$775,198

The increase in the Bank’s regulatory capital ratios from December 31, 2011 is primarily a result of an increase in the Bank’s shareholders’ equity from net income for 2012 combined with a decrease in total risk-weighted assets due to a decrease in 20% risk-weighted mortgage backed securities and a decrease in 100% risk-weighted loans.

In June 2012, the FRB and other federal banking agencies issued three joint notices of proposed rulemakings (Basel III) that would revise each agency’s risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision, including implementation of a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement. In addition, the Basel III rulemakings propose to apply limits on a binding organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity Tier 1 capital in addition to the minimum risk-based capital requirements. The Basel III rulemakings also would revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity. Until the Basel III rulemakings are finalized, we cannot predict the impact that such proposals, once implemented, would have upon the financial condition or results of operations of the Company or the Bank.

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

We maintain a comprehensive integrated Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, interest rate risk, investment security purchases, liquidity, and contingency funding plans. The Asset/Liability Management Policy falls under the authority of the Board of Directors which in turn assigns its formulation, revision, and administration to the ALCO. The ALCO schedules monthly meetings and consists of certain senior officers and one outside director. The results of the meetings are reported to the Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor interest rate risk, verify compliance with Board approved interest rate risk tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor our capital position, review the current and prospective liquidity positions, and monitor alternative funding sources. The policy requires management to measure overall interest rate risk exposure using Net Present Value analysis and earnings-at-risk analysis.

We use Net Portfolio Value Analysis as the primary measurement of our interest rate risk. We measure our interest rate risk assuming various increases and decreases in general interest rates and their effect on our market value of portfolio equity. The Board of Directors has established limits to changes in Net Portfolio Value (NPV), (including limits regarding the change in net interest income discussed below), across a range of hypothetical interest rate changes. If estimated changes to NPV and net interest income are not within these limits, the Board may direct management to adjust its asset/liability mix to bring its interest rate risk within Board limits. NPV is computed as the difference between the market value of assets and the market value of liabilities, adjusted for the value of off-balance-sheet items.

At September 30, 2012, we began reporting IRR results based on output from our internal IRR model implemented during 2012. The goals of bringing the third-party IRR model in-house were: to increase the ability to model multiple scenarios and on a more timely basis; to improve securities cash flow projections and shocked economic values for securities; and to allow for improved modeling for rate caps and floors on individual loans, investments, or deposits.

NPV measures our IRR by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance sheet items, in the event of a shock in interest rates ranging down 100 to up 300 basis points. The following table shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of December 31, 2012 and 2011:

		Net Portfolio Value At December 31,
		2012			2011
		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$128,789	$7,244	6.0%	$128,623	$18,838	17.2%
+	200	127,834	6,289	5.2	125,450	15,665	14.3
+	100	125,419	3,874	3.2	119,804	10,019	9.1
	0	121,545	—	—	109,785	—	—
-	100	117,995	(3,550)	(2.9)	95,325	(14,460)	(13.2)

The increase in the base NPV at December 31, 2012 compared to December 31, 2011 was primarily due to longer estimated durations on non-maturity deposits.

Our reported earnings-at-risk analysis models the impact of instantaneous parallel shifts in yield curve changes in interest rates (assuming interest rates rise and fall in increments of 100 basis points), on anticipated net interest income over a twelve-month horizon. These models are modeling underlying cash flows in each of our interest-sensitive portfolios under these changing rate environments. This includes adjusting anticipated prepayments as well as modeling anticipated changes in interest rates paid on core deposit accounts, whose rates do not necessarily move in any relationship to movements in U.S. Treasury rates. We compare these results to our results assuming flat interest rates.

The following table presents the projected changes in net interest income over a twelve-month period for the various interest rate change (rate shock) scenarios at December 31, 2012 and 2011, respectively:

		Change in Net Interest Income Over a Twelve-Month Period
		December 31,
		2012		2011
		$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$3,685	11.5%	$1,008	2.8%
+	200	2,402	7.5	678	1.9
+	100	1,004	3.1	297.8
-	100	39.1		155.4

The table above indicates that if interest rates were to move up 100 basis points, net interest income would be expected to increase 3.1% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to remain stable in year one. The primary causes for the changes in net interest income over the twelve-month period were a result of the changes in the composition of interest-earning assets and interest-bearing liabilities, their repricing characteristics and frequencies, and related interest rates. The net interest income projections for the rising interest rate scenarios have improved since December 31, 2011 as the Bank has $55.0 million of higher balances in interest-earning deposits with banks that would reprice immediately, a higher percentage of its investment portfolio in floating rate securities, less long term fixed-rate one-to-four family residential mortgages, and $31.5 million of additional low-cost core deposits, which represents 65.1% of deposits at December 31, 2012 versus 61.1% at December 31, 2011. Actual results will differ from the above model results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies. The table above does not reflect any actions we might take in response to changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At December 31, 2012, we were in compliance with all of our tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of the parent company assets and liabilities would not have a material impact on the results presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
CFS Bancorp, Inc.
Munster, Indiana

We have audited the accompanying consolidated statements of condition of CFS Bancorp, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CFS Bancorp, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BKD, LLP

Indianapolis, Indiana
March 4, 2013

CFS BANCORP, INC.
Consolidated Statements of Condition

	December 31,
	2012	2011
ASSETS	(Dollars in thousands)

Cash and amounts due from depository institutions	$20,577	$32,982
Interest-earning deposits with banks	114,122	59,090
Cash and cash equivalents	134,699	92,072
Investment securities available-for-sale, at fair value	203,290	234,381
Investment securities held-to-maturity, at cost	15,458	16,371
Loans receivable, net of deferred fees	692,267	711,226
Allowance for loan losses	(12,185)	(12,424)
Net loans	680,082	698,802
Loans held for sale	1,509	1,124
Federal Home Loan Bank stock, at cost	6,188	6,188
Bank-owned life insurance	36,604	36,275
Accrued interest receivable	2,528	3,011
Other real estate owned	23,347	19,091
Office properties and equipment	15,768	17,539
Net deferred tax assets	11,302	16,273
Other assets	7,334	7,823
Total assets	$1,138,109	$1,148,950

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$965,791	$977,424
Borrowed funds	50,562	54,200
Advance payments by borrowers for taxes and insurance	4,734	4,275
Other liabilities	5,200	9,803
Total liabilities	1,026,287	1,045,702

Commitments and contingencies (See Note 12)

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,874,687 and 10,874,668 shares outstanding	234	234
Additional paid-in capital	187,260	187,030
Retained earnings	76,914	72,683
Treasury stock, at cost; 12,548,619 and 12,548,638 shares	(154,698)	(154,773)
Accumulated other comprehensive income (loss), net of tax	2,112	(1,926)
Total shareholders’ equity	111,822	103,248
Total liabilities and shareholders’ equity	$1,138,109	$1,148,950

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.
Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands except per share data)
Interest income:
Loans receivable	$33,049	$35,315	$37,682
Investment securities	7,889	7,894	8,605
Other interest-earning assets	394	495	483
Total interest income	41,332	43,704	46,770
Interest expense:
Deposits	4,794	6,736	8,374
Borrowed funds	1,180	1,117	1,813
Total interest expense	5,974	7,853	10,187
Net interest income	35,358	35,851	36,583
Provision for loan losses	4,210	17,114	3,877
Net interest income after provision for loan losses	31,148	18,737	32,706
Non-interest income:
Deposit related fees	6,355	6,278	6,354
Net gain (loss) on sale of:
Investment securities	1,509	1,715	689
Loans held for sale	1,071	330	178
Other real estate owned	840	2,562	(154)
Income from bank-owned life insurance	1,080	812	893
Other income	1,154	1,154	1,276
Total non-interest income	12,009	12,851	9,236
Non-interest expense:
Compensation and employee benefits	17,677	19,423	18,705
Net occupancy expense	2,756	2,818	2,832
FDIC insurance premiums and regulatory assessments	1,927	2,121	2,551
Data processing	1,828	1,740	1,754
Furniture and equipment expense	1,778	1,802	1,973
Marketing	1,362	914	781
Professional fees	1,039	1,385	2,283
Other real estate owned related expense, net	2,510	4,123	1,483
Loan collection expense	730	714	638
Severance and early retirement expense	876	1,375	545
Other general and administrative expenses	4,317	4,702	4,230
Total non-interest expense	36,800	41,117	37,775
Income (loss) before income tax expense	6,357	(9,529)	4,167
Income tax expense	1,692	945	707
Net income (loss)	$4,665	$(10,474)	$3,460
Per share data:
Basic earnings (loss) per share	$.43	$(.98)	$.33
Diluted earnings (loss) per share	.43	(.98)	.32
Cash dividends declared per share	.04	.04	.04
Weighted-average common and common share equivalents outstanding:
Basic	10,737,804	10,684,133	10,635,939
Diluted	10,794,974	10,740,602	10,705,814
See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.
Consolidated Statements of Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Net income (loss)	$4,665	$(10,474)	$3,460
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to investment securities available-for-sale:
Unrealized net gains (losses)	8,093	3,381	(358)
Related income tax (expense) benefit	(3,120)	(1,257)	173
Net unrealized gains (losses)	4,973	2,124	(185)
Less: reclassification adjustment for net gains realized during the period on investment securities available-for-sale:
Realized net gains	1,509	1,715	689
Related income tax expense	(574)	(615)	(238)
Net realized gains	935	1,100	451
Other comprehensive income (loss)	4,038	1,024	(636)
Comprehensive income (loss)	$8,703	$(9,450)	$2,824

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.
Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Dollars in thousands)
Balance, December 31, 2009	$234	$188,930	$80,564	$(157,041)	$(2,314)	$110,373
Net income	—	—	3,460	—	—	3,460
Other comprehensive loss	—	—	—	—	(636)	(636)
Net distribution of Rabbi Trust shares	—	(447)	—	447	—	—
Forfeiture of restricted stock awards	—	433	4	(433)	—	4
Vesting of restricted stock awards	—	163	—	—	—	163
Grants of restricted stock awards	—	(484)	—	484	—	—
Reclassification of treasury stock issuances of restricted stock at average cost	—	(1,431)	—	1,431	—	—
Dividends declared on common stock ($.04 per share)	—	—	(436)	—	—	(436)
Balance, December 31, 2010	234	187,164	83,592	(155,112)	(2,950)	112,928
Net loss	—	—	(10,474)	—	—	(10,474)
Other comprehensive income	—	—	—	—	1,024	1,024
Net distribution of Rabbi Trust shares	—	(120)	—	120	—	—
Forfeiture of restricted stock awards	—	453	2	(453)	—	2
Vesting of restricted stock awards	—	205	—	—	—	205
Grants of restricted stock awards	—	(672)	—	672	—	—
Dividends declared on common stock ($.04 per share)	—	—	(437)	—	—	(437)
Balance, December 31, 2011	234	187,030	72,683	(154,773)	(1,926)	103,248
Net income	—	—	4,665	—	—	4,665
Other comprehensive income	—	—	—	—	4,038	4,038
Net distribution of Rabbi Trust shares	—	(129)	—	129	—	—
Amortization of stock based compensation	—	13	—	—	—	13
Forfeiture of restricted stock awards	—	618	3	(618)	—	3
Vesting of restricted stock awards	—	318	—	(26)	—	292
Grants of restricted stock awards	—	(590)	—	590	—	—
Dividends declared on common stock ($.04 per share)	—	—	(437)	—	—	(437)
Balance, December 31, 2012	$234	$187,260	$76,914	$(154,698)	$2,112	$111,822

See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income (loss)	$4,665	$(10,474)	$3,460
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,210	17,114	3,877
Depreciation and amortization	1,456	1,496	1,584
Net discount accretion on investment securities available-for-sale	(1,718)	(76)	(524)
Net premium amortization on investment securities held-to-maturity	127	157	195
Net (gain) loss on sale of:
Investment securities	(1,509)	(1,715)	(689)
Loans held for sale	(1,071)	(330)	(178)
Other real estate owned	(840)	(2,562)	154
Properties and equipment	(8)	—	—
Writedowns on other real estate owned	2,009	2,825	762
Writedowns on transfer of future branch sites to other real state owned	—	396	—
Writedowns on construction in process	77	413	—
Deferred income tax expense	2,330	945	524
Amortization of cost of stock benefit plans	305	205	163
Proceeds from sale of loans held for sale	54,773	15,996	5,967
Origination of loans held for sale	(53,278)	(16,684)	(5,607)
Increase in cash surrender value of bank-owned life insurance	(1,080)	(812)	(893)
Net change in other assets and liabilities	(3,243)	7,851	83
Net cash flows provided by operating activities	7,205	14,745	8,878
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	42,839	53,113	27,849
Other real estate owned	10,586	13,938	3,365
Properties and equipment	34	—	—
Loan participations	—	2,088	5,125
Proceeds from maturities and paydowns of:
Investment securities, available-for-sale	62,139	48,184	84,740
Investment securities, held-to-maturity	4,726	4,613	2,806
Redemption of Federal Home Loan Bank stock	—	14,095	3,662
Purchases of:
Investment securities, available-for-sale	(64,074)	(135,121)	(120,744)
Investment securities, held-to-maturity	(3,940)	(3,940)	(15,202)
Properties and equipment	(747)	(491)	(1,666)
Net change in loans receivable	(1,456)	(12,210)	889
Proceeds from bank-owned life insurance	751	—	—
Net cash flows provided by (used for) investing activities	50,858	(15,731)	(9,176)
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	(11,820)	31,434	96,022
Advance payments by borrowers for taxes and insurance	459	(343)	296
Short-term borrowed funds	(3,281)	982	(10,947)
Proceeds from Federal Home Loan Bank advances	—	15,000	18,000
Repayments of Federal Home Loan Bank advances	(357)	(15,332)	(65,311)
Dividends paid on common stock	(437)	(437)	(436)
Net cash flows provided by (used for) financing activities	(15,436)	31,304	37,624
Increase in cash and cash equivalents	42,627	30,318	37,326
Cash and cash equivalents at beginning of year	92,072	61,754	24,428
Cash and cash equivalents at end of year	$134,699	$92,072	$61,754
Supplemental disclosures:
Loans and land transferred to other real estate owned	$16,001	$10,764	$17,363
Cash paid for interest on deposits	4,814	6,735	8,381
Cash paid for interest on borrowed funds	1,182	1,134	1,845
Cash paid for income taxes	—	550	1,075
See accompanying Notes to Consolidated Financial Statements.

CFS BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

CFS Bancorp, Inc. (including its consolidated subsidiaries, the Company) is incorporated under the laws of the State of Indiana and is the holding company for Citizens Financial Bank (the Bank). The Company and the Bank are headquartered in Munster, Indiana. The Bank is a federal savings bank offering a full range of financial services to clients who are primarily located in Northwest Indiana and Cook and DuPage counties in Illinois. The Bank is principally engaged in the business of attracting deposits from the general public and using these deposits to originate consumer, residential, and commercial loans, with commercial loans focused primarily on commercial and industrial loans with closely held companies and owner occupied commercial real estate.

Principles of Consolidation

The consolidated financial statements include the accounts and transactions of the Company and one wholly-owned subsidiary, the Bank. During 2012, the Bank had two active subsidiaries, CFS Holdings, Ltd., and WHCC, LLC. CFS Holdings, Ltd. was funded through a portion of the Bank’s investment securities and performed investment securities activities for the Bank until its dissolution on December 1, 2012. WHCC, LLC began operations in 2011 as a land development subsidiary to hold other real estate owned land. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates, judgments, or assumptions that could have a material effect on the carrying value of certain assets and liabilities. These estimates, judgments, and assumptions affect the amounts reported in the consolidated financial statements and the disclosures provided. The determination of the allowance for loan losses, the accounting for income tax expense, and the determination of fair values of financial instruments are highly dependent on management’s estimates, judgments, and assumptions where changes in any of those could have a significant impact on the financial statements.

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

Restrictions on Cash

Cash on hand or on deposit with the Federal Reserve Bank (FRB) of $713,000 and $749,000 was required to be maintained in order to meet regulatory reserve and clearing requirements as of December 31, 2012 and 2011, respectively.

Effective July 2010, the Federal Deposit Insurance Corporation’s (FDIC) limit on deposit insurance increased permanently to $250,000 for interest-earning deposit accounts. In addition, the FDIC fully insured all non-interest earning deposit accounts held at all FDIC-insured institutions beginning December 31, 2010 through December 31, 2012, when the legislation expired. Beginning January 1, 2013, non-interest earning deposit accounts are subject to the $250,000 limit on FDIC insurance per covered institution. At December 31, 2012 and 2011, the Company had approximately $113.9 million and $58.8 million, respectively, on deposit with the FRB and the Federal Home Loan Bank (FHLB) of Indianapolis which are not insured by the FDIC. At December 31, 2012 and 2011, the Company did not have any interest-earning deposit accounts in other institutions that exceeded federally insured limits.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Investment Securities

Under Accounting Standards Codification (ASC) 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. Management determines the appropriate classification at the time of purchase. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on securities. Debt securities are classified as held-to-maturity and carried at amortized cost when the Company has the intent and ability to hold the securities to maturity. Investment securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair value, with the unrealized gains and losses, net of tax, reported in other comprehensive income and do not affect earnings until realized. Investment in FHLB stock is carried at cost. The Company has no trading account investment securities.

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

The Company evaluates all the securities in its investment securities portfolio on a quarterly basis, and more frequently when economic conditions warrant additional evaluations, to determine if an other-than-temporary impairment (OTTI) exists pursuant to guidelines established in ASC 320-10. In evaluating for possible impairment, consideration is given to many factors including the length of time and the extent to which the fair value has been less than cost, whether the market decline was affected by macroeconomic conditions, the financial condition and near-term prospects of the issuer, and the Company’s ability and intent to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the investment securities are issued by the federal government or its agencies or government sponsored agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

If management determines that an investment experienced an OTTI, management must then determine the amount of the OTTI to be recognized in earnings. If management does not intend to sell the investment security and it is more likely than not that the Company will not be required to sell the investment security before recovery of its amortized cost basis less any current period loss, the OTTI will be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the OTTI related to other factors will be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment. If management intends to sell the investment security or it is more likely than not the Company will be required to sell the investment security before recovery of its amortized cost basis less any current period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Any recoveries related to the value of these investment securities are recorded as an unrealized gain (as other comprehensive income [loss] in shareholders’ equity) and not recognized in income until the investment security is ultimately sold. From time to time, management may dispose of an impaired investment security in response to asset/liability management decisions, market movements, business plan changes, or if the net proceeds can be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

If foreclosure is probable, management is required to measure the impairment based on the fair value of the collateral. The fair value of the collateral is generally obtained from the evaluation of the collateral, and one of the methods of evaluation is an independent third-party appraisal. When current appraisals are not available, management utilizes other evaluation methods to estimate the fair value of the collateral giving consideration to several factors. These factors include for real estate properties the price at which an individual unit or unit(s) could be sold in the current market, the period of time over which the unit(s) would be sold, the estimated cost to complete the unit(s), the risks associated with completing and selling the unit(s), the required return on the investment a potential acquirer may have, and the current market interest rates. The analysis of each loan involves a high degree of judgment in estimating the amount of the loss associated with the loan, including the estimation of the amount and timing of future cash flows and collateral values.

The second component of the Company’s allowance for loan losses contains allocations for probable incurred losses within various pools of loans with similar characteristics pursuant to ASC 450-20, Contingencies: Loss Contingencies. This component is based in part on certain loss factors applied to various stratified loan pools excluding loans evaluated individually for impairment. In determining the appropriate loss factors for these loan pools, management considers historical charge-offs and recoveries; levels of and trends in delinquencies, impaired loans, and other classified loans; concentrations of credit within the commercial loan portfolios; volume and type of lending; and current and anticipated economic conditions. The Company’s historical charge-offs are determined by evaluating the net charge-offs over the most recent eight quarters, including the current quarter. Prior to the fourth quarter of 2010, the Company evaluated its net charge-offs by using the four calendar years preceding the current year.

Loan losses are charged-off against the allowance when the loan balance or a portion of the loan balance is no longer covered by the repayment capacity of the borrower based on an evaluation of available and projected cash resources and collateral value. Recoveries of amounts previously charged-off are credited to the allowance. Management assesses the appropriateness of the allowance for loan losses on a quarterly basis and adjusts the allowance by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the appropriateness of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur. To the extent that actual outcomes differ from management estimates, an additional provision for loan losses could be required which could adversely affect earnings or the Company’s financial position in future periods.

Prior to the quarter ended December 31, 2010, the allowance was calculated using a static four-year historical net charge-off factor for each regulatory reporting loan category without segregation of purchased participation loans. At December 31, 2010, management determined that a rolling eight-quarter loss history ending with the current quarter was more indicative of the current inherent losses in the loan portfolio at December 31, 2010 and more consistent with trends in the banking industry. In addition, the purchased participation loans were segregated as a separate loan category. These changes in the allowance methodology resulted in a reduction in the historical loss factor percentages applied to most of the directly originated loan portfolio categories and a larger historical loss factor percentage applied to the purchased participation portfolio. The net effect of these changes was a decrease in the provision and the allowance for loan losses at December 31, 2010 of $1.2 million. The effect of the change in the methodology on the provision for loan losses for the year ended December 31, 2011 from the year ended December 31, 2010 was deemed to be immaterial.

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Real Estate Owned

Other real estate owned is comprised of property acquired through a foreclosure proceeding or acceptance of a deed-in-lieu of foreclosure, loans identified as in-substance foreclosures, and properties identified as potential future branch sites for which construction has not begun within the regulatory guideline of three years.  A loan is classified as an in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings have taken place. Other real estate owned is initially recorded at fair value less estimated selling costs, with any resulting writedown charged to the allowance for loan losses. Valuations are periodically performed by management, with any subsequent declines in estimated fair value charged to other real estate owned related expense.

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

The provision for income taxes is based upon income in the consolidated financial statements, rather than amounts reported on the Company’s tax return. Deferred income taxes are provided for all significant items of income and expense that are recognized in different periods for financial reporting purposes and income tax reporting purposes. The asset and liability approach is used for the financial accounting and reporting of income taxes. This approach requires companies to take into account changes in the tax rates when valuing the deferred income tax accounts recorded on the consolidated statement of financial condition. In addition, it provides that a deferred tax liability or asset shall be recognized for the estimated future tax effects attributable to “temporary differences.” Temporary differences include differences between financial statement income and tax return income which are expected to reverse in future periods as well as differences between tax bases of assets and liabilities and their amounts for financial reporting purposes which are also expected to be settled in future periods. To the extent a deferred tax asset is established which is not more likely than not to be realized, a valuation allowance shall be established against such asset. Deferred tax assets are recognized for net operating losses that expire between 2019 and 2031 because the benefit is more likely than not to be realized.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Positions taken in the Company’s tax returns may be subject to challenge by the taxing authorities upon examination. The benefit of an uncertain tax position is initially recognized in the financial statements only when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are both initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement with the tax authority, assuming full knowledge of the position and all relevant facts. Differences between the Company’s position and the position of tax authorities could result in a reduction of a tax benefit or an increase to a tax liability, which could adversely affect its future income tax expense.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands except per share data)
Net income (loss)	$4,665	$(10,474)	$3,460
Weighted-average common shares:
Outstanding	10,737,804	10,684,133	10,635,939
Equivalents (1)	57,170	56,469	69,875
Total	10,794,974	10,740,602	10,705,814
Earnings (loss) per share:
Basic	$.43	$(.98)	$.33
Diluted	.43	(.98)	.32
Number of anti-dilutive stock options excluded from the diluted earnings (loss) per share calculation	406,691	548,794	673,940
Weighted-average exercise price of anti-dilutive option shares	$14.07	$13.86	$13.39

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on investment securities available-for-sale, which are also recognized as separate components of equity.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This ASU amends the information to be provided about amounts reclassified out of accumulated other comprehensive income by component. The ASU requires entities to present information either on the face of the statement of operations or in the notes to the financial statements about significant amounts that were reclassified out of accumulated other comprehensive income depending upon the appropriate U.S. GAAP accounting treatment. For public companies, the ASU is effective prospectively for reporting periods beginning after December 15, 2013 with early adoption permitted. This ASU impacts disclosures only, and it will have no impact on the Company’s financial condition or results of operations.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. This ASU clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including certain bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure for all comparative periods presented. This ASU impacts disclosures only, and it will have no impact on the Company’s financial condition or results of operations.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements. The amendments in this ASU make technical corrections, clarifications, and limited-scope improvements to various topics throughout the Accounting Standards Codification. These amendments are presented in two sections: Technical Corrections and Improvements and Conforming Amendments Related to Fair Value Measurements. The amendments in this ASU that will not have transition guidance will be effective upon issuance for both public and nonpublic entities. For public entities, the amendments that are subject to the transition guidance are effective for fiscal periods beginning after December 15, 2012. The Company adopted this ASU effective December 31, 2012 with no material effect on its financial condition or results of operations.

In October 2012, the FASB issued ASU 2012-03, Technical Amendments and Corrections to SEC Sections. This ASU amends various SEC paragraphs pursuant to Staff Accounting Bulletin (SAB) 114, SEC Release No. 33-9250, and ASU 2010-22, which amend or rescind portions of certain SAB Topics. These amendments are presented in two sections: Amendments to the FASB Accounting Standards Codification and Amendments to the XBRL Taxonomy. The Company adopted this ASU with no material effect on its financial condition or results of operations.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted this ASU by the date required with no material effect on its financial condition or results of operations.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU requires enhanced disclosures to enable users of financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The objective of this ASU is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The disclosures required would include both gross information and net information about both instruments and transactions eligible for offset in the statement of condition and instruments and transactions subject to an agreement similar to a master netting agreement. The ASU includes derivatives, sale and repurchase agreements, reverse sale and repurchase agreements, and securities borrowing and lending arrangements. The ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods with retrospective disclosure for all comparative periods presented. This ASU impacts disclosures only, and it will have no impact on the Company’s financial condition or results of operations.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the financial statements.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.    INVESTMENT SECURITIES

The amortized cost of investment securities and their fair values are summarized as follows:

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At December 31, 2012:
Available-for-sale investment securities:
U.S. Treasury securities	$17,000	$16,964	$405	$(6)	$17,363
Government sponsored entity (GSE) securities	45,000	45,628	848	(8)	46,468
Collateralized mortgage obligations	67,902	63,367	3,735	(36)	67,066
Commercial mortgage-backed securities	44,267	45,178	1,251	—	46,429
GSE residential mortgage-backed securities	2,224	2,400	—	(32)	2,368
Asset backed securities	4,182	3,876	177	—	4,053
Pooled trust preferred securities	24,508	22,409	—	(2,867)	19,542
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$205,283	$199,822	$6,417	$(2,949)	$203,290

Held-to-maturity investment securities:
Asset backed securities	$6,446	$6,578	$219	$—	$6,797
Municipal securities	8,880	8,880	45	—	8,925
Total held-to-maturity investment securities	$15,326	$15,458	$264	$—	$15,722

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
At December 31, 2011:
Available-for-sale investment securities:
U.S. Treasury securities	$15,000	$14,967	$447	$—	$15,414
Government sponsored entity (GSE) securities	46,800	46,967	1,415	—	48,382
Corporate bonds	5,420	5,022	9	(4)	5,027
Collateralized mortgage obligations	79,006	71,073	1,178	(1,367)	70,884
Commercial mortgage-backed securities	72,885	74,664	1,520	(66)	76,118
Pooled trust preferred securities	27,398	24,804	—	(6,249)	18,555
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$246,709	$237,497	$4,570	$(7,686)	$234,381

Held-to-maturity investment securities:
Asset backed securities	$8,201	$8,461	$285	$—	$8,746
Municipal securities	7,910	7,910	47	—	7,957
Total held-to-maturity investment securities	$16,111	$16,371	$332	$—	$16,703

The Company’s investments in collateralized mortgage obligations consisted of $4.0 million and $5.2 million, respectively, of GSE issued investment securities and $63.1 million and $65.7 million, respectively, of non-agency (private issued) residential investment securities at December 31, 2012 and 2011.

Investment securities with unrealized losses at December 31, 2012 and 2011, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, are presented in the following tables:

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$4,984	$(6)	$—	$—	$4,984	$(6)
GSE securities	2,468	(8)	—	—	2,468	(8)
Collateralized mortgage obligations	6,705	(36)	—	—	6,705	(36)
GSE residential mortgage-backed securities	2,368	(32)	—	—	2,368	(32)
Pooled trust preferred securities	—	—	19,542	(2,867)	19,542	(2,867)
	$16,525	$(82)	$19,542	$(2,867)	$36,067	$(2,949)

	December 31, 2011
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Corporate bonds	$3,969	$(4)	$—	$—	$3,969	$(4)
Collateralized mortgage obligations	34,504	(983)	3,428	(384)	37,932	(1,367)
Commercial mortgage-backed securities	89	(1)	4,154	(65)	4,243	(66)
Pooled trust preferred securities	—	—	18,555	(6,249)	18,555	(6,249)
	$38,562	$(988)	$26,137	$(6,698)	$64,699	$(7,686)

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

At December 31, 2012, the Company’s pooled trust preferred investment securities consisted of Super Senior securities backed by senior securities issued mainly by bank and thrift holding companies. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the Super Senior tranches. In management’s belief, the decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as interest rates rise and as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity. The Company may, from time to time, dispose of an impaired security in response to asset/liability management decisions, regulatory considerations, market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. The Company concluded that the unrealized losses that existed at December 31, 2012 and 2011 did not constitute other-than-temporary impairments.

The amortized cost and fair value of investment securities at December 31, 2012, by contractual maturity, are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasury securities:
Due after one year through five years	$16,964	$17,363
GSE securities:
Due in one year or less	6,998	7,103
Due after one year through five years	32,141	32,868
Due after five years through ten years	6,489	6,497
Collateralized mortgage obligations:
Due after five years through ten years	6,172	6,468
Due after ten years	57,195	60,598
Commercial mortgage-backed securities:
Due after ten years	45,178	46,429
GSE residential mortgage-backed securities:
Due after ten years	2,400	2,368
Asset backed securities:
Due after ten years	3,876	4,053
Pooled trust preferred securities:
Due after ten years	22,409	19,542
GSE preferred stock	—	1
	$199,822	$203,290

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Asset backed securities:
Due after one year through five years	$6,578	$6,797
Municipal securities:
Due in one year or less	3,000	3,009
Due after one year through five years	5,880	5,916
	$15,458	$15,722

The following table provides information as to the amount of gross gains and losses realized through the sales of investment securities available-for-sale:

	2012	2011	2010
	(Dollars in thousands)
Available-for-sale securities:
Gross realized gains	$1,644	$1,715	$689
Gross realized losses	(135)	—	—
Net realized gains	$1,509	$1,715	$689

The carrying value of investment securities pledged as collateral to secure public deposits, repurchase sweep agreements (Repo Sweeps), and for other purposes was $29.1 million and $54.4 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, other than the U.S. Government, its agencies, and GSEs, the Company had holdings of investment securities from two separate issuers in an amount greater than 10% of shareholders’ equity as identified in the table below:

Issuer	Book Value	Market Value	# of Underlying Pools
	(Dollars in thousands)
IMPAC CMB Trust	$10,295	$11,608	3
JP Morgan Chase Commercial Mortgage Securities Corp	18,077	18,619	5

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

3.    LOANS RECEIVABLE

Loans receivable are summarized as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$102,628	$85,160
Commercial real estate:
Owner occupied	98,046	93,833
Non-owner occupied	164,392	188,293
Multifamily	75,228	71,876
Commercial construction and land development	20,228	22,045
Commercial participations	5,311	12,053
Total commercial loans	465,833	473,260
Retail loans:
One-to-four family residential	175,943	181,698
Home equity lines of credit	46,477	52,873
Retail construction	1,176	1,022
Consumer	3,305	2,771
Total retail loans	226,901	238,364
Total loans receivable	692,734	711,624
Net deferred loan fees	(467)	(398)
Total loans receivable, net of deferred fees	$692,267	$711,226

The Bank’s lending activities are exposed to varying risks with concentrations of credit. Concentrations of credit include significant lending activities in specific geographic areas and large extensions of credit to individual borrowers. The Bank’s loan portfolio consists of loans secured by real estate within its primary market area. At December 31, 2012 and 2011, loans representing 45.8% and 47.6%, respectively, of the Bank’s total loans receivable were secured by real estate located in the state of Indiana and 36.5% and 36.3%, respectively, were secured by real estate located in the state of Illinois. At December 31, 2012, the Bank also had a concentration of loans secured by office and/or warehouse buildings totaling $204.3 million or 29.5% of its total loan portfolio compared to $212.3 million or 29.8% of its total loan portfolio at December 31, 2011.

At December 31, 2012 and 2011, the Company had loans held for sale of $1.5 million and $1.1 million, respectively.

At December 31, 2012, the Company serviced for others $69.4 million of one-to-four family residential mortgages and $12.7 million of commercial participations sold. At December 31, 2011, the Company serviced for others $20.9 million of one-to-four family residential mortgages and $20.0 million of commercial participations sold.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

4.    ALLOWANCE FOR LOAN LOSSES

The risk characteristics of each of the Company’s loan portfolio segments are as follows:

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Activity in the allowance for loan losses for 2012 is as follows:

		Commercial Real Estate —
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of year	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424
Provision for loan losses	441	523	1,423	1,148	379	(505)	84	496	53	168	4,210
Loans charged-off:
Current year charge-offs	(555)	(191)	(1,274)	(592)	(141)	(361)	(536)	(398)	(40)	(188)	(4,276)
Previously established specific reserves	—	—	(718)	—	—	—	—	—	—	—	(718)
Total loans charged-off	(555)	(191)	(1,992)	(592)	(141)	(361)	(536)	(398)	(40)	(188)	(4,994)
Recoveries	47	9	395	—	—	—	32	12	—	50	545
Balance at end of year	$1,169	$2,470	$3,761	$926	$1,436	$601	$1,101	$552	$16	$153	$12,185

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Activity in the allowance for loan losses for 2011 is as follows:

		Commercial Real Estate —
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of year	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179
Provision for loan losses	878	4,908	4,768	334	3,935	1,879	804	(453)	(4)	65	17,114
Loans charged-off:
Current year charge-offs	(936)	(3,440)	(3,349)	(315)	(2,943)	(1,474)	(648)	(423)	—	(107)	(13,635)
Previously established specific reserves	—	(433)	(4,433)	—	—	(3,497)	—	—	—	—	(8,363)
Total loans charged-off	(936)	(3,873)	(7,782)	(315)	(2,943)	(4,971)	(648)	(423)	—	(107)	(21,998)
Recoveries	15	4	43	1	18	—	9	9	—	30	129
Balance at end of year	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424

Activity in the allowance for loan losses for 2010 is as follows:

		Commercial Real Estate —
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Balance at beginning of year	$867	$1,589	$6,584	$679	$892	$6,410	$1,727	$531	$117	$65	$19,461
Provision for loan losses	1,251	(418)	1,100	(261)	(785)	1,497	385	1,066	(110)	152	3,877
Loans charged-off:
Current year charge-offs	(848)	(82)	(797)	(85)	(1)	(1,076)	(773)	(310)	—	(111)	(4,083)
Previously established specific reserves	—	—	—	—	—	(2,302)	—	—	—	—	(2,302)
Total loans charged-off	(848)	(82)	(797)	(85)	(1)	(3,378)	(773)	(310)	—	(111)	(6,385)
Recoveries	9	1	19	17	82	30	17	22	—	29	226
Balance at end of year	$1,279	$1,090	$6,906	$350	$188	$4,559	$1,356	$1,309	$7	$135	$17,179

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following tables provide other information regarding the allowance for loan and lease losses and balances by portfolio segment and impairment method at the dates indicated:

	At December 31, 2012
		Commercial Real Estate —
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$217	$—	$180	$—	$—	$—	$—	$—	$397
Collectively evaluated for impairment	1,169	2,470	3,544	926	1,256	601	1,101	552	16	153	11,788
Total evaluated for impairment at end of year	$1,169	$2,470	$3,761	$926	$1,436	$601	$1,101	$552	$16	$153	$12,185

Loans receivable:
Individually evaluated for impairment	$2,039	$9,082	$21,503	$3,351	$2,366	$339	$1,808	$620	$—	$—	$41,108
Collectively evaluated for impairment	100,589	88,964	142,889	71,877	17,862	4,972	174,135	45,857	1,176	3,305	651,626
Balance at end of year	$102,628	$98,046	$164,392	$75,228	$20,228	$5,311	$175,943	$46,477	$1,176	$3,305	$692,734

	At December 31, 2011
		Commercial Real Estate —
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to-four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$718	$—	$—	$—	$—	$—	$—	$—	$718
Collectively evaluated for impairment	1,236	2,129	3,217	370	1,198	1,467	1,521	442	3	123	11,706
Total evaluated for impairment at end of year	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424

Loans receivable:
Individually evaluated for impairment	$2,479	$11,203	$25,518	$673	$2,781	$2,355	$—	$—	$—	$—	$45,009
Collectively evaluated for impairment	82,681	82,630	162,775	71,203	19,264	9,698	181,698	52,873	1,022	2,771	666,615
Balance at end of year	$85,160	$93,833	$188,293	$71,876	$22,045	$12,053	$181,698	$52,873	$1,022	$2,771	$711,624

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company, as a matter of good risk management practices, utilizes objective loan grading matrices as one indicator of a loans’ credit rating and assigns risk ratings to all commercial loans. The risk rating criteria is clearly supported by core credit attributes that emphasize debt service coverage, operating trends, collateral, and guarantor liquidity, and further removes subjective criteria and bias from the analysis. Retail loans are rated pass until they become 90 days or more delinquent, put on non-accrual status, and generally rated substandard. The Company uses the following definitions for risk ratings:

•
Pass. Loans that meet the conservative underwriting guidelines that include core credit attributes noted above as measured by the loan grading matrices at levels that are in excess of the minimum amounts required to adequately service the loans.

•
Pass Watch. Loans which are performing per their contractual terms and are not necessarily demonstrating signs of credit or operational weakness. A loan will generally be graded as pass watch due to a nonrecurring event that has caused a decrease in a cash flow source, a potential future event that could impair the cash flow or repayment of the loan, or lack of current financial information needed to review the credit. Loans in this category are monitored by management for timely payments. This rating is considered transitional because management does not have current financial information to determine the appropriate risk grade or the quality of the loan appears to be changing. Loans may be graded as pass watch when a single event may have occurred that could be indicative of an emerging issue or indicate trending that would warrant a change in the risk rating.

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

The Company’s loans receivable portfolio is summarized by risk category as follows:

	Risk Rating at December 31, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$79,622	$12,896	$8,411	$1,699	$—	$102,628
Commercial real estate:
Owner occupied	78,247	11,121	745	7,933	—	98,046
Non-owner occupied	116,080	19,115	18,899	10,214	84	164,392
Multifamily	68,213	3,233	597	3,185	—	75,228
Commercial construction and land development	17,088	774	—	2,016	350	20,228
Commercial participations	4,860	112	—	339	—	5,311
Total commercial loans	364,110	47,251	28,652	25,386	434	465,833
Retail loans:
One-to-four family residential	170,138	—	—	5,805	—	175,943
Home equity lines of credit	45,638	—	—	839	—	46,477
Retail construction	1,027	—	—	149	—	1,176
Consumer	3,305	—	—	—	—	3,305
Total retail loans	220,108	—	—	6,793	—	226,901
Total loans receivable	$584,218	$47,251	$28,652	$32,179	$434	$692,734

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Risk Rating at December 31, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$580,930	$46,469	$27,037	$5,650	$—	$660,086
Delinquent:
30-59 days	2,307	782	597	30	—	3,716
60-89 days	981	—	1,018	—	—	1,999
90 days or more	—	—	—	—	—	—
Non-accrual	—	—	—	26,499	434	26,933
Total loans receivable	$584,218	$47,251	$28,652	$32,179	$434	$692,734

	Risk Rating at December 31, 2011
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$76,554	$6,534	$1,476	$596	$—	$85,160
Commercial real estate:
Owner occupied	69,029	12,036	1,540	11,228	—	93,833
Non-owner occupied	147,678	9,219	7,347	24,049	—	188,293
Multifamily	65,920	3,119	2,331	506	—	71,876
Commercial construction and land development	16,412	805	1,450	3,378	—	22,045
Commercial participations	9,698	—	—	2,355	—	12,053
Total commercial loans	385,291	31,713	14,144	42,112	—	473,260
Retail loans:
One-to-four family residential	176,763	—	—	4,935	—	181,698
Home equity lines of credit	52,332	—	—	541	—	52,873
Retail construction	853	—	—	169	—	1,022
Consumer	2,771	—	—	—	—	2,771
Total retail loans	232,719	—	—	5,645	—	238,364
Total loans receivable	$618,010	$31,713	$14,144	$47,757	$—	$711,624

	Risk Rating at December 31, 2011
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$610,127	$29,528	$11,670	$1,568	$—	$652,893
Delinquent:
30-59 days	6,083	1,285	93	597	—	8,058
60-89 days	1,800	900	2,381	—	—	5,081
90 days or more	—	—	—	5	—	5
Non-accrual	—	—	—	45,587	—	45,587
Total loans receivable	$618,010	$31,713	$14,144	$47,757	$—	$711,624

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Retail loans are returned to accrual status primarily based on the payment status of the loan.  A retail loan is automatically transferred to non-accrual status immediately upon becoming 90 days past due.  The loan remains on non-accrual status, with interest income recognized on a cash basis when a payment is made, until the loan is paid current.  Once current, the loan is automatically returned to accrual status.  If management identifies other information to indicate that future repayment of the loan balance may still be questionable, the loan may be manually transferred to non-accrual status until management determines otherwise.

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

The Company’s loan portfolio delinquency status is summarized as follows:

	Delinquency at December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Current Non- accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$152	$917	$—	$449	$1,518	$101,110	$102,628	$228
Commercial real estate:
Owner occupied	426	21	—	5,417	5,864	92,182	98,046	2,976
Non-owner occupied	276	153	—	9,083	9,512	154,880	164,392	1,564
Multifamily	597	—	—	2,775	3,372	71,856	75,228	—
Commercial construction and land development	—	—	—	2,366	2,366	17,862	20,228	250
Commercial participations	—	—	—	339	339	4,972	5,311	—
Total commercial loans	1,451	1,091	—	20,429	22,971	442,862	465,833	5,018
Retail loans:
One-to-four family residential	1,836	908	—	5,671	8,415	167,528	175,943	1,596
Home equity lines of credit	417	—	—	683	1,100	45,377	46,477	48
Retail construction	—	—	—	150	150	1,026	1,176	—
Consumer	12	—	—	—	12	3,293	3,305	—
Total retail loans	2,265	908	—	6,504	9,677	217,224	226,901	1,644
Total loans receivable	$3,716	$1,999	$—	$26,933	$32,648	$660,086	$692,734	$6,662

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Delinquency at December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Current Non- accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$369	$24	$—	$596	$989	$84,171	$85,160	$262
Commercial real estate:
Owner occupied	551	—	—	11,228	11,779	82,054	93,833	569
Non-owner occupied	1,622	1,173	5	22,294	25,094	163,199	188,293	6,122
Multifamily	1,856	1,732	—	91	3,679	68,197	71,876	—
Commercial construction and land development	—	502	—	3,378	3,880	18,165	22,045	—
Commercial participations	—	—	—	2,355	2,355	9,698	12,053	—
Total commercial loans	4,398	3,431	5	39,942	47,776	425,484	473,260	6,953
Retail loans:
One-to-four family residential	3,439	1,501	—	4,935	9,875	171,823	181,698	741
Home equity lines of credit	221	149	—	541	911	51,962	52,873	50
Retail construction	—	—	—	169	169	853	1,022	—
Consumer	—	—	—	—	—	2,771	2,771	—
Total retail loans	3,660	1,650	—	5,645	10,955	227,409	238,364	791
Total loans receivable	$8,058	$5,081	$5	$45,587	$58,731	$652,893	$711,624	$7,744

The Company’s impaired loans are summarized in the tables below and include impaired loans that are individually reviewed for impairment as well as impaired retail loans at December 31, 2012 that have not had foreclosure proceedings initiated and are below management’s scope for individual impairment review due to immateriality.

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$2,039	$2,498	$423	$—
Commercial real estate:
Owner occupied	9,082	11,201	2,034	—
Non-owner occupied	18,979	21,290	1,740	—
Multifamily	3,351	3,979	550	—
Commercial construction and land development	956	1,017	60	—
Commercial participations	339	5,583	5,104	—
Retail loans:
One-to-four family residential	7,041	7,206	165	—
Home equity lines of credit	713	808	95	—
Retail construction	150	150	—	—
Total	$42,650	$53,732	$10,171	$—

Loans with a specific valuation allowance:
Commercial real estate – non-owner occupied	$2,524	$2,586	$—	$217
Commercial construction and land development	1,410	1,450	—	180
Total	$3,934	$4,036	$—	$397

Total impaired loans:
Commercial	$38,680	$49,604	$9,911	$397
Retail	7,904	8,164	260	—
Total	$46,584	$57,768	$10,171	$397

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	At December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$2,479	$2,700	$216	$—
Commercial real estate:
Owner occupied	11,203	14,557	2,694	—
Non-owner occupied	20,532	28,687	7,000	—
Multifamily	673	673	—	—
Commercial construction and land development	2,781	2,781	—	—
Commercial participations	2,355	7,239	4,742	—
Retail loans:
One-to-four family residential	7,202	7,504	302	—
Home equity lines of credit	540	630	89	—
Retail construction	169	169	—	—
Total	$47,934	$64,940	$15,043	$—

Loans with a specific valuation allowance:
Commercial real estate – non-owner occupied	$4,986	$4,986	$—	$718
Total	$4,986	$4,986	$—	$718

Total impaired loans:
Commercial	$45,009	$61,623	$14,652	$718
Retail	7,911	8,303	391	—
Total	$52,920	$69,926	$15,043	$718

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the periods indicated. The majority of the interest income is recognized on a cash basis at the time the payment is received.

	Year Ended December 31,
	2012		2011		2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$2,128	$30	$3,577	$152	$4,738	$128
Commercial real estate:
Owner occupied	9,372	97	13,531	62	5,059	—
Non-owner occupied	19,624	780	27,913	282	6,695	144
Multifamily	3,626	38	677	36	268	4
Commercial construction and land development	1,016	—	2,781	—	9,313	—
Commercial participations	1,801	—	5,883	—	4,397	—
Retail loans:
One-to-four family residential	7,150	215	7,353	183	2,758	122
Home equity lines of credit	719	10	609	4	—	—
Retail construction	151	—	169	—	—	—
Total	$45,587	$1,170	$62,493	$719	$33,228	$398

Loans with a specific valuation allowance:
Commercial real estate – owner occupied	$—	$—	$—	$—	$2,900	$—
Commercial real estate – non-owner occupied	2,587	—	5,034	—	18,066	—
Commercial construction and land development	1,446	—	—	—	—	—
Commercial participations	—	—	—	—	5,302	—
Total	$4,033	$—	$5,034	$—	$26,268	$—

Total impaired loans:
Commercial	$41,600	$945	$59,396	$532	$56,738	$276
Retail	8,020	225	8,131	187	2,758	122
Total	$49,620	$1,170	$67,527	$719	$59,496	$398

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

When considering a loan restructure, management will determine if: (i) the financial distress is short or long term; (ii) loan concessions are necessary; and (iii) the restructure is a viable solution.

When a loan is restructured, the new terms often require a reduced monthly debt service payment. For commercial loans, management completes an analysis of the operating entity’s ability to repay the debt. If the operating entity is capable of servicing the new debt service requirements and the underlying collateral value is believed to be sufficient to repay the debt in the event of a future default, the new loan is generally placed on accrual status after a minimum period of six months performance under the restructured terms. To date, there have been no commercial loans restructured and immediately placed on accrual status after the execution of the TDR.

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

The following table summarizes the loans that have been restructured as TDRs during 2012 and 2011:

	Year Ended December 31,
	2012			2011
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	—	$—	$—	5	$1,160	$1,160
Commercial real estate:
Owner occupied	6	5,323	5,230	4	2,864	2,832
Non-owner occupied	1	66	84	1	107	114
Commercial construction and land development	1	250	250	—	—	—
Total commercial loans	8	5,639	5,564	10	4,131	4,106

Retail loans:
One-to-four family residential	17	1,310	1,363	15	1,513	1,706
Total loans	25	$6,949	$6,927	25	$5,644	$5,812

A default is identified when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring. The following table sets forth the Company’s TDRs that had payment defaults during 2012 and 2011:

	Year Ended December 31,
	2012		2011
	Count	Default Balance	Count	Default Balance
	(Dollars in thousands)
Commercial loans:
Commercial real estate - owner occupied	—	$—	1	$297

Retail loans:
One-to-four family residential	1	69	5	573
Total troubled debt restructuring defaults	1	$69	6	$870

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The table below summarizes the Company’s TDRs by loan category and accrual status at the dates indicated:

	At December 31,
	2012			2011
	Accruing	Non- accruing	Total	Accruing	Non- accruing	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$543	$228	$771	$2,167	$259	$2,426
Commercial real estate:
Owner occupied	3,926	2,434	6,360	369	2,272	2,641
Non-owner occupied	11,524	3,057	14,581	3,814	11,095	14,909
Multifamily	253	—	253	259	—	259
Commercial construction and land development	—	250	250	—	—	—
Commercial participations	—	93	93	—	1,748	1,748
Total commercial	16,246	6,062	22,308	6,609	15,374	21,983

Retail loans:
One-to-four family residential	1,370	3,307	4,677	2,266	1,600	3,866
Total troubled debt restructurings	$17,616	$9,369	$26,985	$8,875	$16,974	$25,849
At December 31, 2012, TDRs totaled $27.0 million, of which $4.5 million were performing in accordance with their agreement and in non-accrual status.

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

The following tables set forth the Company’s loans restructured as TDRs during the period indicated by portfolio segment to quantify the type of modification or concession provided:

	Year Ended December 31, 2012
	Commercial Real Estate				Total
	Owner Occupied	Non- Owner Occupied	Commercial Construction and Land Development	One-to- four Family Residential
	(Dollars in thousands)
Rate reduction	$1,146	$—	$—	$446	$1,592
Payment extension	—	—	—	156	156
Interest only	—	—	—	134	134
Rate reduction and payment extension	2,884	84	—	456	3,424
Rate reduction and interest only	—	—	—	108	108
Rate reduction, payment extension, and forgiveness of debt	—	—	250	—	250
A/B note structure	1,200	—	—	—	1,200
Other	—	—	—	63	63
Total troubled debt restructurings	$5,230	$84	$250	$1,363	$6,927

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	Year Ended December 31, 2011
		Commercial Real Estate			Total
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	One-to- four Family Residential
	(Dollars in thousands)
Rate reduction	$—	$—	$—	$726	$726
Payment extension	956	924	114	297	2,291
Rate reduction and payment extension	—	—	—	427	427
Payment extension and interest only	—	1,861	—	—	1,861
Rate reduction, payment extension, interest only, and forbearance	—	47	—	—	47
Additional collateral collected	204	—	—	—	204
Escrow only	—	—	—	256	256
Total troubled debt restructurings	$1,160	$2,832	$114	$1,706	$5,812

At December 31, 2012, TDRs increased $1.1 million to $27.0 million from $25.8 million at December 31, 2011. The 2012 and 2011 activity related to the Company’s TDRs is presented in the following table:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$25,849	$39,581
Restructured loans identified as TDRs	6,927	5,812
Protective advances and miscellaneous	986	138
Repayments and payoffs	(6,465)	(3,575)
Charge-offs	(217)	(13,781)
Transfers to other real estate owned	(95)	(2,326)
Ending balance	$26,985	$25,849

5.    OFFICE PROPERTIES AND EQUIPMENT

Office properties and equipment are summarized as follows:

	Estimated Useful Lives	December 31,
		2012	2011
		(Dollars in thousands)
Land	—	$3,453	$3,588
Buildings	30-40 years	21,737	22,398
Leasehold improvements	2-5 years	1,125	1,156
Furniture and equipment	2-15 years	12,474	13,220
Construction in progress	—	—	77
		38,789	40,439
Less: accumulated depreciation and amortization		23,021	22,900
		$15,768	$17,539

Depreciation expense charged to operations for the years ended 2012, 2011, and 2010, was $1.5 million, $1.5 million, and $1.6 million, respectively. During 2012, the Company closed its Bolingbrook and Orland Park, Illinois, banking centers. The Bolingbrook office building and land were transferred into other real estate owned and carried at a net book value of $959,000 at December 31, 2012. At December 31, 2012, the Orland Park banking center was under a lease expiring in 2013. The leasehold improvements related to the Orland Park banking center were written off during 2012 and totaled $10,000. During 2012 and 2011, the Company also wrote-off $77,000 and $413,000, respectively, of construction-in-process costs related to future banking center locations it no longer intends to utilize.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

6.    DEPOSITS

The following table is a summary of the Company’s deposits and weighted-average cost of deposits at December 31, 2012 and 2011:

	December 31,
	2012		2011
	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$107,670	11.1%	$96,321	9.9%
Interest-bearing	185,388	19.2	175,150	17.9
Money market accounts	182,001	18.9	192,593	19.7
Savings accounts	153,799	15.9	133,292	13.6
Core deposits	628,858	65.1	597,356	61.1
Certificate of deposit accounts:
12 months or less	254,719	26.4	271,434	27.8
13 – 24 months	48,871	5.1	67,875	6.9
25 – 36 months	19,142	2.0	20,205	2.1
37 – 48 months	7,114.7		14,272	1.5
49 – 60 months	6,681.7		5,283.5
Over 60 months	406	—	999.1
Total certificates of deposit	336,933	34.9	380,068	38.9
Total deposits	$965,791	100.0%	$977,424	100.0%
Weighted-average cost of deposits	.46%		.65%

The aggregate amount of certificates of deposit in denominations of $100,000 or more was $110.0 million and $123.4 million at December 31, 2012 and 2011, respectively. The aggregate amount of certificates of deposit in denominations of $250,000 or more was $18.3 million and $19.2 million at December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had Indiana municipal deposits totaling $45.8 million. The State of Indiana required 50% collateralization of these deposits at December 31, 2012, either by pledging investment securities owned by the Company or by obtaining an FHLB irrevocable letter of credit. At December 31, 2012, the Company had a letter of credit totaling $21.3 million to collateralize these deposits.

Interest expense on deposit accounts is summarized as follows for the periods indicated:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Interest-bearing checking accounts	$262	$404	$259
Money market accounts	505	835	1,086
Savings accounts	279	280	349
Certificate of deposit accounts	3,748	5,217	6,680
	$4,794	$6,736	$8,374

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

7.    BORROWED FUNDS

Borrowed funds are summarized as follows:

	December 31,
	2012		2011
	Amount	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2013	$15,000	2.22%	$15,000	2.22%
2014 (1)	1,038	6.71	1,069	6.71
2015	15,000	1.42	15,000	1.42
2018 (1)	2,360	5.54	2,439	5.54
2019 (1)	6,111	6.29	6,358	6.29
Total FHLB advances	39,509	2.86	39,866	2.89
Short-term variable-rate borrowed funds – Repo Sweep accounts	11,053.10		14,334.20
Total borrowed funds	$50,562	2.26	$54,200	2.18

(1)	These are amortizing advances and are listed by their contractual final maturity date.

Required principal payments of FHLB of Indianapolis advances are as follows:

(Dollars in thousands)
Year Ended December 31:
2013	$15,381
2014	1,380
2015	15,400
2016	428
2017	458
Thereafter	6,462
$39,509

Pursuant to collateral agreements, FHLB of Indianapolis advances are secured by the following assets:

Description of Collateral	Amount Pledged
(Dollars in thousands)
FHLB of Indianapolis stock	$6,188
Loans secured by residential first mortgage loans	156,011
Loans secured by commercial first mortgage loans	87,705
$249,904

Repo Sweeps are treated as financings; the obligation to repurchase investment securities sold is reflected as short-term borrowed funds. The investment securities underlying these Repo Sweeps continue to be reflected as assets of the Company in the consolidated statements of financial condition. The average amount of Repo Sweeps outstanding during the years ended December 31, 2012 and 2011 was $11.6 million and $15.0 million, respectively, and the weighted-average rate paid was .15% and .38%, respectively. The maximum amount of Repo Sweeps outstanding during the years ended December 31, 2012 and 2011 was $15.3 million and $19.6 million, respectively. The Repo Sweeps mature daily.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Interest expense on borrowed funds totaled $1.2 million, $1.1 million, and $1.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012 and 2011, the Bank had a line of credit with a large commercial bank with a maximum of $15.0 million in secured overnight federal funds availability at the federal funds market rate at the time of any borrowing. This line was not utilized during 2012 or 2011.

The Bank also has a borrowing relationship with the FRB discount window. This line was not utilized during 2012 or 2011.

Pursuant to the Company’s informal regulatory agreement with the FRB, the parent company is prohibited from incurring or issuing any debt, increasing any current lines of credit, or guaranteeing the debt of any entity, without prior approval from the FRB.

8. EMPLOYEE BENEFIT PLANS

401(k) Retirement Plan – The Bank’s 401(k) Retirement Plan allows employees to make pre-tax or after-tax contributions to the plan, subject to certain limitations. All employees who have attained at least 21 years of age are eligible to participate in this Plan after three months of employment.

The Bank matches 100% of the employees’ contribution on the first 1% of the employees’ compensation, and 50% of the employees’ contribution on the next 5% of the employees’ compensation. The Company, at its discretion, may make additional contributions to the plan. Employees’ contributions vest immediately while the Bank’s matching contributions vest 100% after two years of service. Plan expense for the years ended December 31, 2012, 2011, and 2010 was $394,000, $426,000, and $411,000, respectively.

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

Calculations to determine full-funding status are made annually by the third-party plan administrator as of June 30. At June 30, 2012 and 2011, the funding target, which is defined as the market value of plan assets divided by the plan liabilities, of the Company’s portion of the Pentegra Plan was 83.2% and 80.9%, respectively, funded.

Total contributions by all employer participants in the Pentegra Plan, as reported on Form 5500, totaled $299.7 million and $203.6 million, respectively, for the plan years ended June 30, 2011 and 2010. The Company’s contributions to the Pentegra Plan totaled $595,000 and $605,000, respectively, for the years ended December 31, 2012 and 2011 and do not represent more than 5% of the total contributions made by all employer participants in the Pentegra Plan. Given the current interest rate environment, the lower asset valuations, and other factors impacting the operations of the Pentegra Plan, it is likely that our future funding obligations will increase. Pension expense for the years ended December 31, 2012, 2011, and 2010 was $602,000, $302,000, and $115,000, respectively.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Omnibus Equity Incentive Plan – The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock. In addition, there were 64,500 shares that had not yet been issued or were forfeited, canceled, or unexercised at the end of the option term under the 2003 Stock Option Plan when it was frozen. These shares and any other shares that may be forfeited, canceled, or expired are available for any type of stock-based awards in the future under the Equity Incentive Plan. At December 31, 2012, 209,751 shares were available for future grants under the Equity Incentive Plan.

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

Restricted Stock – During 2012, the Compensation Committee granted additional service- and performance-based awards under the Equity Incentive Plan. A total of 48,186 shares of restricted stock were granted to officers and key employees of the Company, of which 7,746 were shares of service-based and 40,440 were shares of performance-based awards. The 2012 service-based awards vest 33%, 33%, and 34% on May 1, 2014, 2015, and 2016, respectively, and the 2012 performance-based awards, if earned, will vest in the same manner.

The following table presents information related to the restricted stock grants for the three years ended December 31, 2012:

	Number of Shares Granted	Weighted- Average Grant-Date Fair Value	Fair Market Value on Date of Grant
Year ended December 31:	(Dollars in thousands except per share data)
2012	48,186	$5.96	$287,000
2011	54,915	5.62	309,000
2010	110,260	3.63	401,000

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

The following table presents the restricted stock activity for the year ended December 31, 2012:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	175,639	$4.97
Granted	48,186	5.96
Vested	(52,596)	6.18
Forfeited	(50,492)	5.21
Unvested at December 31, 2012	120,737	4.72

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The compensation expense related to restricted stock for the years ended December 31, 2012, 2011, and 2010 totaled $160,000, $306,000, and $222,000, respectively. At December 31, 2012, the remaining unamortized cost of the restricted stock awards is reflected as a reduction in additional paid-in capital and totaled $570,000. This cost is expected to be recognized over a weighted-average period of 2.7 years. At December 31, 2012, the unvested restricted stock awards had an intrinsic value of $187,000, which represents the difference between the Company’s closing stock price on the last day of trading in 2012 and the fair market value on the grant dates.

Subsequent to December 31, 2012, 40,440 shares of performance-based restricted stock granted during 2012 were deemed unearned, and therefore, deemed forfeited by the Compensation Committee due to the Company not meeting its performance targets for the year ended December 31, 2012.

On February 25, 2013, the Compensation Committee and Chief Executive Officer, under authority delegated by the Compensation Committee, granted awards under the Equity Incentive Plan. A total of 59,430 shares of restricted stock were granted to officers and key employees of the Company at a grant date fair value of $7.60. The grants included 28,748 shares of restricted stock as performance-based awards. These awards are subject to the achievement of diluted earnings per share targets of the Company for the year ended December 31, 2013. The grants also included 30,682 shares of restricted stock as service-based awards. Both the earned performance-based awards, if any, and the service-based awards will vest as follows:

Date	Cumulative Percent Vested
May 1, 2015	33%
May 1, 2016	66
May 1, 2017	100

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

During 2012, the Compensation Committee granted 20,000 non-qualified options to purchase shares of the Company’s common stock at an exercise price of $4.40 per share, which was the closing price of the Company’s common stock on that date, to its President and Chief Executive Officer. The options vest ratably over four years on each anniversary date of the award and have a ten-year term. The fair value of the options granted was $2.42 and was estimated using the Black-Scholes option value model with the following assumptions:

2012
Dividend yield	.91%
Expected volatility %	57.33
Risk-free interest rate	1.58
Original expected life (in years)	7.9

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the activity related to options under the Company’s stock option plans for the year ended December 31, 2012:

	2012
	Number of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2011	515,995	$14.01
Granted	20,000	4.40
Exercised	—	—
Forfeited	(56,000)	13.91
Expired unexercised	(72,200)	13.76
Outstanding at December 31, 2012	407,795	13.59

For stock options outstanding at December 31, 2012, the range of exercise prices was $4.40 to $14.76, and the weighted-average remaining contractual term was 1.7 years.  At December 31, 2012, 387,595 of the Company’s outstanding stock options were fully vested and out-of-the-money with no intrinsic value.  The remaining 20,000 stock options were not yet exercisable and were in-the-money with an intrinsic value of $37,400, which represents the difference between the Company’s closing stock price on the last day of trading of 2012 and the exercise price multiplied by the number of in-the-money options, assuming all option holders had exercised their stock options on the last day of trading for the same period. Stock option expense for the year ended December 31, 2012 was $12,000. There was no stock option expense for 2011 and 2010. There were no stock options exercised during the years ended December 31, 2012 and 2011.

10.  INCOME TAXES

The Company’s income tax expense (benefit) was attributable to income (loss) from operations and consisted of the following for the years indicated:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current tax expense (benefit):
Federal	$—	$—	$183
State	—	—	—
Deferred tax expense (benefit):
Federal	1,441	(3,440)	474
State	85	(1,922)	50
Change in valuation allowance	166	6,307	—
	$1,692	$945	$707

A reconciliation of the differences between the federal income tax expense (benefit) recorded and the amount computed by applying the federal statutory rate to income before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income tax expense (benefit) at statutory rate (34%)	$2,162	$(3,240)	$1,417
Increase (decrease) from:
State taxes, net	155	(559)	(46)
Bank-owned life insurance	(367)	(276)	(304)
Low-income housing tax credits	(308)	(308)	(331)
Municipal bond interest	(38)	(46)	(53)
Change in federal deferred tax asset valuation allowance	64	5,296	—
Other	24	78	24
Tax expense	$1,692	$945	$707

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Significant components of deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$4,694	$4,855
Specific reserves on other real estate owned	1,464	2,363
Deferred compensation	141	209
Deferred loan fees	94	184
Depreciation/amortization	476	523
Net operating loss carryforwards	7,098	6,323
Alternative minimum tax carryforwards	1,437	1,928
General business tax credits	3,922	3,630
Other-than-temporary impairments on investment securities available-for-sale	77	78
Other	946	1,672
	20,349	21,765
Deferred tax liabilities:
FHLB stock dividends	274	278
Other	964	184
	1,238	462
Net deferred tax assets before valuation allowance and adjustments	19,111	21,303
Valuation allowance	(6,473)	(6,307)
Tax effect of adjustment related to unrealized (appreciation) depreciation on investment securities available-for-sale	(1,336)	1,277
Total net deferred tax assets including adjustments	$11,302	$16,273

The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning the Company’s evaluation of both positive and negative evidence, forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. Positive evidence includes current positive earnings trends, the existence of taxes paid in available carryback years, and the probability that taxable income will continue to be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends. The tax planning strategies the Company considered in its deferred tax asset analysis include, but are not limited to, the sale/leaseback of its owned office properties and the sale of its municipal securities with reinvestment of the proceeds in taxable securities.

At December 31, 2012, based on the results of its regular assessment of the ability to realize its deferred tax assets, the Company concluded that, based on all available evidence, both positive and negative, approximately $6.5 million of its deferred tax assets did not meet the “more likely than not” threshold for realization. Of the $6.5 million valuation allowance, $166,000 was recorded in 2012 and $6.3 million in 2011, of which $5.3 million was related to federal deferred tax assets and $1.0 million was related to state deferred tax assets. Although realization of the remaining net deferred tax assets of $11.3 million is not assured, management believes it is more likely than not that all of the recorded deferred tax assets will be realized based on available tax planning strategies and our projections of future taxable income. The positive evidence considered in management’s analysis of the remaining deferred tax assets included the Company’s long-term history of generating taxable income; the cyclical nature of the industry in which it operates; the fact that a portion of the losses realized in 2011 were partly attributable to syndicated/participation lending which the Company stopped purchasing during 2007; its history of fully realizing net operating losses, including the federal net operating loss from a $45.0 million taxable loss in 2004; the relatively long remaining tax loss carryforward periods (19 years for federal income tax purposes, seven years for the state of Indiana, and 12 years for the state of Illinois); and the 2012 liquidation of CFS Holdings, Inc. with the portfolio being transferred to the Bank, which will generate additional future state taxable income. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced. Any reduction in estimated future taxable income may require the Company to record an additional valuation allowance against its deferred tax assets, which would result in additional income tax expense in the period and could have a significant impact on the Company’s future earnings.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Bank qualifies as a bank under provisions of the Internal Revenue Code which permitted it to deduct from taxable income an allowance for bad debts, which differed from the provision for such losses charged to income. Retained earnings at December 31, 2012 and 2011 included approximately $12.5 million, for which no provision for income taxes has been made. If in the future this portion of retained earnings is distributed, or the Bank no longer qualifies as a bank for tax purposes, income taxes may be imposed at the then applicable tax rates. The unrecorded deferred tax liability at December 31, 2012 and 2011 would have been approximately $4.9 million.

At December 31, 2012, the Company had federal and state net operating losses of $12.7 million and $11.4 million, respectively, which are being carried forward to reduce future taxable income. The federal carryforward expires in 2031and the state carryforwards expire between 2019 and 2024. At December 31, 2012, the Company had approximately $1.4 million of alternative minimum tax credits with no expiration date that are available to offset future federal income tax expense. At December 31, 2012, the Company also had approximately $3.9 million of low-income housing tax credits available to offset future federal income tax expense. These credits expire between 2022 and 2030.

11.  SHAREHOLDERS’ EQUITY AND REGULATORY CAPITAL

Office of the Comptroller of the Currency (OCC) regulations impose limitations upon all capital distributions by a savings association. Capital distributions include cash dividends, payments to repurchase or otherwise acquire the association’s own stock, payments to shareholders of another institution in a cash-out merger, and other distributions charged against capital. The regulations provide that an association must submit an application to the OCC to receive approval of the capital distributions if the association (i) is not eligible for expedited treatment; (ii) proposes capital distributions for the applicable calendar year that exceed in the aggregate its net income for that year to date period plus its retained income for the preceding two years; (iii) would not be at least adequately capitalized following the distribution; or (iv) would violate a prohibition contained in a statute, regulation, or agreement between the association and the OCC by performing the capital distribution. Under any other circumstances, the association is required to provide a written notice (rather than an application) to the OCC prior to the capital distribution. In connection with its last exam, the OCC has notified the Bank that it is not eligible for expedited treatment. As such, the Bank is currently restricted from making any capital distributions without prior written approval from the OCC. During 2012 and 2011, the Bank did not pay dividends to the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios as set forth in the below table of the total risk-based, tangible, and core capital, as defined in the regulations. In accordance with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8% and a total risk-based capital to risk-weighted assets ratio of at least 12%. At December 31, 2012, the Bank was deemed to be “well-capitalized” and in excess of the regulatory requirements set by the OCC.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The total amount of deferred tax assets not included for regulatory capital purposes was $9.0 million and $8.6 million, respectively, at December 31, 2012 and 2011. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, management considers a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book tax differences, projected future taxable income within one year, tax planning strategies, and OCC limitations. Using all information available to management at each statement of condition date, these factors are reviewed and can and do vary from period to period.

The current regulatory capital requirements and the actual capital levels of the Bank at December 31, 2012 and 2011 are provided below. There are no conditions or events since December 31, 2012 that management believes have changed the Bank’s category. At December 31, 2012, the Bank’s adjusted total assets were $1.1 billion and its risk-weighted assets were $775.2 million.

	Actual		For Capital Adequacy Purposes			To Be Well-Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012:
Tangible capital to adjusted total assets	$99,279	8.81%	$16,896	>=	1.5%	$22,527	>=	2.0%
Tier 1 (core) capital to adjusted total assets	99,279	8.81	45,055	>=	4.0	56,319	>=	5.0
Tier 1 (core) capital to risk-weighted assets	99,279	12.81	31,008	>=	4.0	46,512	>=	6.0
Total capital to risk-weighted assets	109,000	14.06	62,016	>=	8.0	77,520	>=	10.0

As of December 31, 2011:
Tangible capital to adjusted total assets	$94,502	8.26%	$17,151	>=	1.5%	$22,868	>=	2.0%
Tier 1 (core) capital to adjusted total assets	94,502	8.26	45,737	>=	4.0	$57,171	>=	5.0
Tier 1 (core) capital to risk-weighted assets	94,502	11.40	33,168	>=	4.0	$49,752	>=	6.0
Total capital to risk-weighted assets	104,892	12.65	66,336	>=	8.0	$82,920	>=	10.0

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at December 31, 2012:

	Tangible	Tier 1 (Core)	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$111,201	$111,201	$111,201
Disallowed deferred tax asset	(8,975)	(8,975)	(8,975)
Adjustment for unrealized gains on certain available-for-sale securities	(2,112)	(2,112)	(2,112)
Other	(835)	(835)	(835)
General allowance for loan losses	—	—	9,721
Regulatory capital of the Bank	$99,279	$99,279	$109,000

Total adjusted assets for Tangible and Tier 1 (Core) capital purposes	$1,126,370	$1,126,370
Total risk-weighted assets for risk-based capital purposes			$775,198

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s commitments are presented in the following table for the dates indicated:

	December 31,
	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$1,053	$2,842	$1,017	$3,351
Commercial real estate:
Owner occupied	3,721	3,289	6,393	—
Non-owner occupied	4,102	87	1,011	—
Multifamily	842	21	2,755	—
Commercial construction and land development	1,000	2,428	—	856
Commercial participations	—	—	48	—
Retail	3,096	179	3,005	1,215
Commitments to fund unused:
Equity lines of credit	—	38,122	—	39,831
Commercial business lines	4,916	43,902	4,000	48,399
Construction loans	550	298	2,783	2,279
Consumer lines	27	94	24	98
Credit enhancements	14,836	—	15,860	—
Letters of credit	—	2,221	—	3,313

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. The fixed-rate loan commitments have interest rates ranging from 2.45% to 6.75%. Credit enhancements expire at various times through 2018, and letters of credit expire at various times through 2016.

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

The letters of credit and credit enhancements provided by the Bank are considered financial guarantees under ASC 460-10, Guarantees, and were carried at a fair value of $117,000 and $126,000 in the aggregate as of December 31, 2012 and 2011, respectively.

At December 31, 2012, the Bank was obligated under certain noncancelable operating leases for premises and equipment, which expire at various dates through the year 2029. Many of these leases contain renewal options. Some leases contain escalation clauses calling for rentals to be adjusted for increased real estate taxes and other operating expenses, or proportionately adjusted for increases in the consumer or other price indices.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following summary reflects the future minimum rental payments, by year, required under operating leases that, as of December 31, 2012, have initial or remaining noncancelable lease terms in excess of one year at the date indicated:

Year Ended December 31:	(Dollars in thousands)
2013	$418
2014	246
2015	138
2016	136
2017	136
Thereafter	1,743
$2,817

Rental expense charged to operations in 2012, 2011, and 2010, totaled $322,000, $375,000, and $434,000, respectively, including amounts paid under short-term cancelable leases.

The Company is involved in routine legal proceedings that have arisen in the normal course of business. Management believes that the liability, if any, resulting from these matters will not be material to the consolidated financial condition, results of operations, or cash flows of the Company.

The Company has entered into employment agreements with certain officers that provide for the continuation of salary and certain benefits for a specified period of time under certain conditions. Under the terms of the agreements, these payments could occur in the event of a change in control of the Company, as defined, along with other specific conditions.

13.  VARIABLE INTEREST ENTITIES

The Company has investments in nine low-income housing tax credit limited partnerships and one limited liability partnership for the development of shopping centers, for-sale housing, and the restoration of historic properties in low- and moderate-income areas. Although these partnerships generate operating losses, the Company realizes a return on its investment through reductions in income tax expense that result from tax credits and the deductibility of the entities’ operating losses. These investments were acquired at various times between 1996 and 2004 and are accounted for under the equity method. These entities are considered variable interest entities in accordance with ASC 810-10, Consolidations. Since the Company is not considered the primary beneficiary of these entities, it is not required to consolidate these investments. The Company’s exposure is limited to its current recorded investment of $1.4 million plus $376,000 that the Company is obligated to pay over the next two years but has not yet funded.

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

The following tables set forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis at the dates indicated:

		Fair Value Measurements at December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$17,363	$—	$17,363	$—
GSE securities	46,468	—	46,468	—
Collateralized mortgage obligations	67,066	—	67,066	—
Commercial mortgage-backed securities	46,429	—	46,429	—
GSE residential mortgage-backed securities	2,368	—	2,368	—
Asset backed securities	4,053	—	4,053	—
Pooled trust preferred securities	19,542	—	—	19,542
GSE preferred stock	1	1	—	—

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$15,414	$—	$15,414	$—
GSE securities	48,382	—	48,382	—
Corporate bonds	5,027	—	5,027	—
Collateralized mortgage obligations	70,884	—	70,884	—
Commercial mortgage-backed securities	76,118	—	76,118	—
Pooled trust preferred securities	18,555	—	—	18,555
GSE preferred stock	1	1	—	—

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

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Management validates the market values against fair market curves and other available pricing sources. Two third-party pricing sources are used to compare the reasonableness of prices for U.S. Treasury securities and GSE bonds. For all securities, the Company’s Investment Officer, who is in the market on a regular basis, monitors the market and is familiar with where similar securities are trading and where specific bonds in specific sectors should be priced. All monthly output from the third-party providers is reviewed against expectations as to pricing based on fair market curves, ratings, coupon, structure, and recent trade reports or offerings.

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

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities. The markets for these securities and for similar securities at December 31, 2012 were illiquid. There have been a limited number of observable transactions in the secondary market; however, a new issue market does not exist. Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

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

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	2012	2011
	(Dollars in thousands)
Beginning balance	$18,555	$18,125
Total realized and unrealized gains and losses:
Included in accumulated other comprehensive income (loss)	3,382	2,099
Principal repayments	(2,890)	(2,011)
Discount accretion	495	342
Ending balance	$19,542	$18,555

The following tables set forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis during the dates indicated:

		Fair Value Measurements at December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$10,292	$—	$—	$10,292
Other real estate owned	2,492	—	—	2,492

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Fair Value Measurements at December 31, 2011
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$17,180	$—	$—	$17,180
Other real estate owned	2,462	—	—	2,462

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

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis. Certain impaired loans were partially charged-off or re-evaluated during 2012. These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors. The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $3.0 million and $12.1 million, respectively, for the years ended December 31, 2012 and 2011. These losses are not recorded directly as adjustments to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses. These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The estimated fair value of other real estate owned is based on current or prior appraisals, less estimated costs to sell of 10%. Other real estate owned is classified within Level 3 of the fair value hierarchy. Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the AMC. The SCO reviews the appraisals for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by the SCO with input from the Bank’s Loan Committee. The reduction in fair value of other real estate owned was $2.0 million and $2.8 million, respectively, for the years ended December 31, 2012 and 2011. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table sets forth quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at December 31, 2012 (dollars in thousands):

	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Averages)
Pooled trust preferred securities	$19,542	Consensus pricing*	Default assumptions Discount rates	Varies by security 42.4% - 83.4% (57.9%)
Impaired loans (collateral-dependent)	10,292	Market comparable properties	Marketability discount	10%
Other real estate owned	2,492	Market comparable properties	Marketability discount	10%

* Consensus pricing is provided by a widely used pricing source.

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

	December 31, 2012
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$134,699	$134,699	$—	$—
Investment securities, available-for-sale	203,290	1	183,747	19,542
Investment securities, held-to-maturity	15,458	—	15,722	—
Loans receivable, net of allowance for loan losses	680,082	—	—	681,550
Loans held for sale	1,509	—	1,509	—
Federal Home Loan Bank stock	6,188	6,188	—	—
Interest receivable	2,528	—	2,528	—
Total financial assets	$1,043,754	$140,888	$203,506	$701,092

Financial Liabilities:
Deposits	$965,791	$628,858	$—	$293,237
Borrowed funds	50,562	—	53,360	—
Advance payments by borrowers	4,734	—	4,734	—
Interest payable	68	—	68	—
Total financial liabilities	$1,021,155	$628,858	$58,162	$293,237

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

	December 31, 2011
	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$92,072	$92,072
Investment securities, available-for-sale	234,381	234,381
Investment securities, held-to-maturity	16,371	16,703
Loans receivable, net of allowance for loan losses	698,802	702,987
Loans held for sale	1,124	1,124
Federal Home Loan Bank stock	6,188	6,188
Interest receivable	3,011	3,011
Total financial assets	$1,051,949	$1,056,466

Financial Liabilities:
Deposits	$977,424	$979,483
Borrowed funds	54,200	57,241
Advance payments by borrowers	4,275	4,275
Interest payable	90	90
Total financial liabilities	$1,035,989	$1,041,089

The carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, and advance payments by borrowers.  Investment security fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models.  The fair value of Federal Home Loan Bank stock is based on its redemption value.  The fair values for loans receivable are estimated using discounted cash flow analyses. Cash flows are adjusted for estimated prepayments, where appropriate, and are discounted using interest rates currently being offered by the Bank for loans with similar terms and collateral to borrowers of similar credit quality. The carrying amount of loans held for sale is the amount funded and approximates fair value due to the insignificant time between origination and date of sale.

The fair value of core deposits (checking, savings, and money market accounts) is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered by the Company for deposits of similar remaining maturities.  The fair value of borrowed funds is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities.  The fair value of the Company’s off-balance sheet instruments, including lending commitments, letters of credit, and credit enhancements, approximates their book value and is not included in the above table.

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

15.  CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The following are the condensed financial statements of CFS Bancorp, Inc., the parent company, as of December 31, 2012 and 2011 and for the three years ended December 31, 2012. These statements should be read in conjunction with the other Notes to Consolidated Financial Statements.
Condensed Statements of Condition

	December 31,
	2012	2011
ASSETS	(Dollars in thousands)
Cash on hand and in banks	$1,808	$2,444
Investment securities, available-for-sale	1	1
Investment in subsidiary	111,201	102,059
Other assets	192	183
Total assets	$113,202	$104,687

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued taxes and other liabilities	$1,380	$1,439
Total shareholders’ equity	111,822	103,248
Total liabilities and shareholders’ equity	$113,202	$104,687

Condensed Statements of Operations and Comprehensive Income (Loss)

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Interest income	$3	$5	$9
Non-interest expense	(697)	(847)	(1,302)
Net loss before income tax benefit and equity in undistributed earnings (loss) of subsidiary	(694)	(842)	(1,293)
Income tax benefit	267	329	475
Net loss before equity in undistributed earnings (loss) of subsidiary	(427)	(513)	(818)
Equity in undistributed earnings (loss) of subsidiary	5,092	(9,961)	4,278
Net income (loss)	4,665	(10,474)	3,460
Net change in unrealized gains (losses) on available-for-sale securities (net of tax of $3,694, $1,872, and $65, respectively)	4,038	1,024	(636)
Total comprehensive income (loss)	$8,703	$(9,450)	$2,824

Condensed Statements of Cash Flows

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Operating activities:
Net income (loss)	$4,665	$(10,474)	$3,460
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Equity in undistributed (earnings) loss of subsidiary	(5,092)	9,961	(4,278)
(Increase) decrease in other assets	(9)	(121)	646
Increase in other liabilities	237	158	212
Net cash provided by (used for) operating activities	(199)	(476)	40
Financing activities:
Dividends paid on common stock	(437)	(437)	(436)
Net cash used for financing activities	(437)	(437)	(436)
Decrease in cash and cash equivalents	(636)	(913)	(396)
Cash and cash equivalents at beginning of year	2,444	3,357	3,753
Cash and cash equivalents at end of year	$1,808	$2,444	$3,357

CFS BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

16. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following reflects the consolidated results of operations on a quarterly basis:

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
Interest income	$10,609	$10,532	$10,248	$9,943
Interest expense	1,686	1,588	1,399	1,301
Net interest income	8,923	8,944	8,849	8,642
Provision for loan losses	1,050	1,150	1,160	850
Net interest income after provision for loan losses	7,873	7,794	7,689	7,792
Non-interest income	2,824	2,643	3,032	3,510
Non-interest expense	10,207	8,542	8,969	9,082
Income before income tax expense	490	1,895	1,752	2,220
Income tax expense	—	541	493	658
Net income	$490	$1,354	$1,259	$1,562

Basic earnings per share	$.05	$.13	$.12	$.15
Diluted earnings per share	.05	.13	.12	.14
Dividends declared per common share	.01	—	.02	.01

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in thousands except per share data)
Interest income	$11,009	$11,216	$10,745	$10,734
Interest expense	2,156	2,033	1,896	1,768
Net interest income	8,853	9,183	8,849	8,966
Provision for loan losses	903	996	2,673	12,542
Net interest income (loss) after provision for loan losses	7,950	8,187	6,176	(3,576)
Non-interest income	2,455	4,542	3,320	2,534
Non-interest expense	9,967	11,071	9,186	10,893
Income (loss) before income tax expense (benefit)	438	1,658	310	(11,935)
Income tax expense (benefit)	(34)	425	(84)	638
Net income (loss)	$472	$1,233	$394	$(12,573)

Basic earnings (loss) per share	$.04	$.12	$.04	$(1.17)
Diluted earnings (loss) per share	.04	.11	.04	(1.17)
Dividends declared per common share	.01	.01	.01	.01

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control-Integrated Framework adopted by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concludes that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required herein is incorporated by reference to the sections of the Registrant’s proxy statement for its 2013 Annual Meeting of Shareholders, which will be filed not later than 120 days after December 31, 2012 (Proxy Statement), titled Proposal 1 — Election of Directors, Director Nominees and Directors Continuing in Office, Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, and Board Committees and Related Matters — Audit Committee. Information related to the Company’s Code of Conduct and Ethics is incorporated by reference from the Proxy Statement under the heading Corporate Governance — Corporate Governance Guidelines and Code of Conduct and Ethics.

ITEM 11.	EXECUTIVE COMPENSATION

The information required herein is incorporated by reference to the sections of the Registrant’s Proxy Statement titled Executive Compensation (including Compensation Discussion and Analysis), and Director Compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required herein by Item 403 of Regulation S-K is incorporated by reference to the section of the Registrant’s Proxy Statement titled Beneficial Ownership of Common Stock by Certain Shareholders.

Securities Authorized for Issuance Under Equity Compensation Plans. The following table sets forth certain information for all equity compensation plans and individual compensation arrangements (whether with employees or non-employees, such as directors), under which equity securities of the Company are authorized for issuance at December 31, 2012.

Plan Category	Number of Shares to Be Issued Upon the Exercise of Outstanding Options, Warrants and Rights		Weighted- Average Exercise Price of Outstanding Options		Number of Shares Remaining Available for Future Issuance (Excluding Shares Reflected in the First Column)
Equity Compensation Plans Approved by Security Holders	528,532	(1)	$13.59	(2)	209,751	(3)
Equity Compensation Plans Not Approved by Security Holders	—		—		—
Total	528,532		$13.59		209,751

(1)	This amount includes 407,795 shares issuable upon the exercise of outstanding stock options and 120,737 shares of restricted stock that have been issued but not yet earned or vested.

(2)	Only outstanding stock options are included in this price. The outstanding restricted shares are not included in the weighted-average exercise price because these shares do not have an exercise price.

(3)	This amount represents the total number of shares available for issuance in the future pursuant to stock options and other stock-based awards under the 2008 Omnibus Equity Incentive Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required herein is incorporated by reference to the sections of the Registrant’s Proxy Statement titled Corporate Governance — Director Independence and Related Party Transactions.

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

(3)	The following exhibits are filed as part of this Form 10-K or are incorporated herein by reference:

3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.1*	CFS Bancorp, Inc. Amended and Restated 1998 Stock Option Plan (4)
10.2*	CFS Bancorp, Inc. Amended and Restated 1998 Recognition and Retention Plan and Trust Agreement (4)
10.3*	CFS Bancorp, Inc. 2003 Stock Option Plan (5)
10.4*	Amended and Restated Supplemental ESOP Benefit Plan of CFS Bancorp, Inc. and Citizens Financial Services, FSB (6)
10.5*	CFS Bancorp, Inc. Directors’ Deferred Compensation Plan (6)
10.6*	CFS Bancorp, Inc. 2008 Omnibus Equity Incentive Plan (7)
10.7*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank, and Daryl D. Pomranke (8)
10.8*	CFS Bancorp, Inc. 2010 Performance-based Cash Incentive Compensation Program (9)
10.9*	CFS Bancorp, Inc. 2009 Service Retention Program Agreement (10)
10.10*	Form of Indemnification Agreement, dated June 15, 2009, by and between CFS Bancorp, Inc. and each of Gene Diamond and Frank D. Lester (11)
10.11	Indemnification Agreement, dated June 15, 2009, by and between CFS Bancorp, Inc. and Lawrence T. Toombs (11)
10.12*	Change in Control Agreement between Citizens Financial Bank and Dale S. Clapp (8)
10.13*	Change in Control Agreement between Citizens Financial Bank and Daniel J. Zimmer (8)
10.14*	CFS Bancorp, Inc. and Citizens Financial Bank Compensation Clawback Policy (12)
10.15*	Change in Control Agreement between CFS Bancorp, Inc., Citizens Financial Bank, and Jerry A. Weberling (13)
10.16*	Employment Agreement entered into between CFS Bancorp, Inc., Citizens Financial Bank, and Jerry A. Weberling (14)
10.17*	Retirement Agreement by and among CFS Bancorp, Inc., Citizens Financial Bank, and Thomas F. Prisby (15)
10.18*	Form of Non-qualified Stock Option Award Agreement (16)
10.19*	Form of Service-based Restricted Stock Award Agreement (16)
10.20*	Form of Performance-based Restricted Stock Award Agreement (16)
21.1	Subsidiaries of CFS Bancorp, Inc.
23.0	Consent of BKD, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0
The following financial statements from the CFS Bancorp, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed on March 4, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) Consolidated Statements of Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements (17)

(1)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 25, 2005.

(2)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on December 17, 2010.

(3)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.

(4)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 23, 2001.

(5)	Incorporated by Reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on March 31, 2003.

(6)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 filed with the SEC on March 16, 2005.

(7)	Incorporated by Reference to the Company’s Registration Statement on Form S-8 filed with the SEC on March 6, 2012 (File No. 333-179939).

(8)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on December 30, 2009.

(9)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on April 28, 2010.

(10)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the SEC on May 4, 2009.

(11)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on June 19, 2009.

(12)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011.

(13)	Incorporated by Reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on July 28, 2010.

(14)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on February 23, 2011.

(15)	Incorporated by Reference to the Company’s Form 8-K filed with the SEC on December 19, 2011.

(16)	Incorporated by Reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 6, 2012.

(17)
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

*	Indicates management contract or compensatory plan or arrangement required to be filed as an exhibit to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CFS BANCORP, INC.

Date:	March 4, 2013	By:	/s/ DARYL D. POMRANKE
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

Name	Title	Date

/s/ DARYL D. POMRANKE	President and Chief Executive Officer	March 4, 2013
DARYL D. POMRANKE	(principal executive officer)

/s/ JERRY A. WEBERLING	Executive Vice President and Chief Financial Officer	March 4, 2013
JERRY A. WEBERLING	(principal financial and accounting officer)

/s/ ROBERT R. ROSS	Chairman of the Board	March 4, 2013
ROBERT R. ROSS

/s/ GREGORY W. BLAINE	Director	March 4, 2013
GREGORY W. BLAINE

/s/ GENE DIAMOND	Director	March 4, 2013
GENE DIAMOND

/s/ JOHN W. PALMER	Director	March 4, 2013
JOHN W. PALMER

/s/ JOYCE M. SIMON	Director	March 4, 2013
JOYCE M. SIMON