Form 10-Q
period 2013-03-31
CFS BANCORP INC
filed 2013-05-09
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013.

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

The Registrant had 10,897,670 shares of Common Stock issued and outstanding as of April 30, 2013.

CFS BANCORP, INC.
Form 10-Q

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	March 31, 2013	December 31, 2012
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions	$20,474	$20,577
Interest-earning deposits with banks	133,766	114,122
Cash and cash equivalents	154,240	134,699
Investment securities available-for-sale, at fair value	220,196	203,290
Investment securities held-to-maturity, at cost	14,981	15,458
Loans receivable, net of deferred fees	664,308	692,267
Allowance for loan losses	(12,024)	(12,185)
Net loans	652,284	680,082
Loans held for sale	955	1,509
Federal Home Loan Bank stock, at cost	6,188	6,188
Bank-owned life insurance	36,233	36,604
Accrued interest receivable	2,669	2,528
Other real estate owned	23,698	23,347
Office properties and equipment	15,519	15,768
Net deferred tax assets	11,032	11,302
Other assets	8,373	7,334
Total assets	$1,146,368	$1,138,109

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$974,328	$965,791
Borrowed funds	49,828	50,562
Advance payments by borrowers for taxes and insurance	4,542	4,734
Other liabilities	4,893	5,200
Total liabilities	1,033,591	1,026,287

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,898,168 and 10,874,687 shares outstanding	234	234
Additional paid-in capital	186,975	187,260
Retained earnings	78,310	76,914
Treasury stock, at cost; 12,525,138 and 12,548,619 shares	(154,411)	(154,698)
Accumulated other comprehensive income, net of tax	1,669	2,112
Total shareholders’ equity	112,777	111,822
Total liabilities and shareholders’ equity	$1,146,368	$1,138,109

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$7,700	$8,386
Investment securities	1,593	2,130
Other interest-earning assets	124	93
Total interest income	9,417	10,609
Interest expense:
Deposits	931	1,390
Borrowed funds	285	296
Total interest expense	1,216	1,686
Net interest income	8,201	8,923
Provision for loan losses	510	1,050
Net interest income after provision for loan losses	7,691	7,873
Non-interest income:
Deposit related fees	1,520	1,469
Net gain (loss) on sale of:
Investment securities (includes $184 and $418 for the three months ended March 31, 2013 and 2012, respectively, related to accumulated other comprehensive earnings reclassifications)	184	418
Loans held for sale	463	159
Other real estate owned	10	(47)
Income from bank-owned life insurance	330	540
Other income	347	285
Total non-interest income	2,854	2,824
Non-interest expense:
Compensation and employee benefits	4,370	4,713
Net occupancy expense	694	708
Data processing	513	438
FDIC insurance premiums and regulatory assessments	481	488
Furniture and equipment expense	403	457
Professional fees	328	253
Marketing	269	404
Other real estate owned related expense, net	250	618
Loan collection expense	133	118
Severance and early retirement expense	—	876
Other general and administrative expenses	1,014	1,134
Total non-interest expense	8,455	10,207
Income before income tax expense	2,090	490
Income tax expense	588	—
Net income	$1,502	$490

Per share data:
Basic earnings per share	.14	.05
Diluted earnings per share	.14	.05
Cash dividends declared per share	.01	.01
Weighted-average common and common share equivalents outstanding:
Basic	10,739,160	10,697,892
Diluted	10,810,800	10,746,398

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Net income	$1,502	$490
Other comprehensive loss:
Unrealized holding losses arising during the period related to investment securities available-for-sale:
Unrealized net losses	(569)	(318)
Related income tax benefit	239	286
Net unrealized losses	(330)	(32)
Less: reclassification adjustment for net gains realized during the period on investment securities available-for-sale:
Realized net gains	184	418
Related income tax expense	(71)	(151)
Net realized gains	113	267
Other comprehensive loss	(443)	(299)
Comprehensive income	$1,059	$191

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited) (Dollars in thousands)
Balance at January 1, 2012	$234	$187,030	$72,683	$(154,773)	$(1,926)	$103,248
Net income	—	—	490	—	—	490
Other comprehensive loss	—	—	—	—	(299)	(299)
Amortization of stock based compensation	—	3	—	—	—	3
Forfeiture of restricted stock awards	—	552	2	(552)	—	2
Grants of restricted stock awards	—	(590)	—	590	—	—
Dividends declared on common stock ($.01 per share)	—	—	(109)	—	—	(109)
Balance at March 31, 2012	$234	$186,995	$73,066	$(154,735)	$(2,225)	$103,335

Balance at January 1, 2013	$234	$187,260	$76,914	$(154,698)	$2,112	$111,822
Net income	—	—	1,502	—	—	1,502
Other comprehensive loss	—	—	—	—	(443)	(443)
Amortization of stock based compensation	—	2	—	—	—	2
Forfeiture of restricted stock awards	—	538	3	(538)	—	3
Grants of restricted stock awards	—	(825)	—	825	—	—
Dividends declared on common stock ($.01 per share)	—	—	(109)	—	—	(109)
Balance at March 31, 2013	$234	$186,975	$78,310	$(154,411)	$1,669	$112,777

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$1,502	$490
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	510	1,050
Depreciation and amortization	323	396
Net discount accretion on investment securities available-for-sale	(307)	(303)
Net premium amortization on investment securities held-to-maturity	26	33
Net (gain) loss on sale of:
Investment securities	(184)	(418)
Loans held for sale	(463)	(159)
Other real estate owned	(10)	47
Properties and equipment	(3)	(8)
Writedowns on other real estate owned	108	485
Deferred income tax expense	599	2
Amortization of cost of stock benefit plans	2	3
Proceeds from sale of loans held for sale	12,151	9,445
Origination of loans held for sale	(11,177)	(9,285)
Increase in cash surrender value of bank-owned life insurance	(330)	(540)
Net change in other assets and liabilities	(1,319)	(3,451)
Net cash flows provided by (used for) operating activities	1,428	(2,213)
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	1,094	13,458
Other real estate owned	1,773	674
Properties and equipment	3	26
Proceeds from maturities and paydowns of:
Investment securities, available-for-sale	9,890	11,053
Investment securities, held-to-maturity	451	427
Purchases of:
Investment securities, available-for-sale	(28,153)	(29,394)
Properties and equipment	(74)	(300)
Net change in loans receivable	24,981	1,901
Proceeds from bank-owned life insurance	701	542
Net cash flows provided by (used for) investing activities	10,666	(1,613)
FINANCING ACTIVITIES:
Net increase (decrease) in:
Deposit accounts	8,482	27,000
Advance payments by borrowers for taxes and insurance	(192)	275
Short-term borrowed funds	(676)	(2,211)
Repayments of Federal Home Loan Bank advances	(58)	(54)
Dividends paid on common stock	(109)	(109)
Net cash flows provided by financing activities	7,447	24,901
Increase in cash and cash equivalents	19,541	21,075
Cash and cash equivalents at beginning of period	134,699	92,072
Cash and cash equivalents at end of period	$154,240	$113,147

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Supplemental disclosures:
Loans and land transferred to other real estate owned	$2,222	$1,544
Cash paid for interest on deposits	911	1,395
Cash paid for interest on borrowed funds	285	297
Cash paid for income taxes	—	—

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013. The March 31, 2013 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. The Company’s condensed consolidated statement of condition as of December 31, 2012 has been derived from the Company’s audited consolidated statement of condition as of that date.

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

The condensed consolidated financial statements include the accounts of CFS Bancorp, Inc. (the Company), its wholly-owned subsidiary, Citizens Financial Bank (the Bank), and its wholly-owned subsidiary, WHCC, LLC. All material intercompany balances and transactions have been eliminated in consolidation.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except share and per share data)
Net income	$1,502	$490
Weighted-average common shares:
Outstanding	10,739,160	10,697,892
Equivalents (1)	71,640	48,506
Total	10,810,800	10,746,398
Earnings per share:
Basic	$.14	$.05
Diluted	.14	.05
Number of anti-dilutive stock options excluded from the diluted earnings per share calculation	387,795	451,995
Weighted-average exercise price of anti-dilutive option shares	$14.07	$14.06

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

3.	Investment Securities

The amortized cost of investment securities and their fair values are as follows for the periods indicated:

	March 31, 2013
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$32,000	$32,408	$414	$(4)	$32,818
Government sponsored entity (GSE) securities	45,000	45,592	726	(1)	46,317
Collateralized mortgage obligations	69,345	65,437	3,439	(20)	68,856
Commercial mortgage-backed securities	45,417	46,237	1,042	(1)	47,278
GSE residential mortgage-backed securities	2,213	2,385	—	(69)	2,316
Asset backed securities	3,995	3,721	254	—	3,975
Pooled trust preferred securities	23,673	21,701	—	(3,065)	18,636
Total available-for-sale investment securities	$221,643	$217,481	$5,875	$(3,160)	$220,196

Held-to-maturity investment securities:
Asset backed securities	$5,995	$6,101	$187	$—	$6,288
Municipal securities	8,880	8,880	54	—	8,934
Total held-to-maturity investment securities	$14,875	$14,981	$241	$—	$15,222

	December 31, 2012
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$17,000	$16,964	$405	$(6)	$17,363
Government sponsored entity (GSE) securities	45,000	45,628	848	(8)	46,468
Collateralized mortgage obligations	67,902	63,367	3,735	(36)	67,066
Commercial mortgage-backed securities	44,267	45,178	1,251	—	46,429
GSE residential mortgage-backed securities	2,224	2,400	—	(32)	2,368
Asset backed securities	4,182	3,876	177	—	4,053
Pooled trust preferred securities	24,508	22,409	—	(2,867)	19,542
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$205,283	$199,822	$6,417	$(2,949)	$203,290

Held-to-maturity investment securities:
Asset backed securities	$6,446	$6,578	$219	$—	$6,797
Municipal securities	8,880	8,880	45	—	8,925
Total held-to-maturity investment securities	$15,326	$15,458	$264	$—	$15,722

The Company’s investments in collateralized mortgage obligations consisted of $11.5 million and $4.0 million, respectively, of GSE issued investment securities and $57.4 million and $63.1 million, respectively, of non-agency (private issued) residential investment securities at March 31, 2013 and December 31, 2012.

Investment securities with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated:

	March 31, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$4,987	$(4)	$—	$—	$4,987	$(4)
GSE securities	2,014	(1)	—	—	2,014	(1)
Collateralized mortgage obligations	7,842	(13)	1,188	(7)	9,030	(20)
Commercial mortgage-backed securities	1,329	(1)	—	—	1,329	(1)
GSE residential mortgage-backed securities	2,316	(69)	—	—	2,316	(69)
Pooled trust preferred securities	—	—	18,636	(3,065)	18,636	(3,065)
	$18,488	$(88)	$19,824	$(3,072)	$38,312	$(3,160)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Treasury securities	$4,984	$(6)	$—	$—	$4,984	$(6)
GSE securities	2,468	(8)	—	—	2,468	(8)
Collateralized mortgage obligations	6,705	(36)	—	—	6,705	(36)
GSE residential mortgage-backed securities	2,368	(32)	—	—	2,368	(32)
Pooled trust preferred securities	—	—	19,542	(2,867)	19,542	(2,867)
	$16,525	$(82)	$19,542	$(2,867)	$36,067	$(2,949)

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

At March 31, 2013, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal for the “Super Senior” tranches. In management’s belief, the continued decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on collateralized mortgage obligations and pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity. We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, regulatory considerations, market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. The Company concluded that the unrealized losses that existed at March 31, 2013 did not constitute other-than-temporary impairments.

The amortized cost and fair value of investment securities at March 31, 2013, by contractual maturity, are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasury securities:
Due after one year through five years	$32,408	$32,818
GSE securities:
Due in one year or less	18,535	18,745
Due after one year through five years	20,589	21,089
Due after five years through ten years	6,468	6,483
Collateralized mortgage obligations:
Due after five years through ten years	4,871	5,096
Due after ten years	60,566	63,760
Commercial mortgage-backed securities:
Due after ten years	46,237	47,278
GSE residential mortgage-backed securities:
Due after ten years	2,385	2,316
Asset backed securities:
Due after ten years	3,721	3,975
Pooled trust preferred securities:
Due after ten years	21,701	18,636
	$217,481	$220,196

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Asset backed securities:
Due after one year through five years	$6,101	$6,288
Municipal securities:
Due in one year or less	3,000	3,007
Due after one year through five years	5,880	5,927
	$14,981	$15,222

The Company realized gains on the sale of available-for-sale investment securities totaling $184,000 and $418,000, respectively, for the three months ended March 31, 2013 and 2012.

The carrying value of investment securities pledged as collateral to secure public deposits, repurchase sweep agreement (Repo Sweep) accounts, and other purposes was $27.0 million and $29.1 million, respectively, at March 31, 2013 and December 31, 2012.

At March 31, 2013, other than the U.S. Government, its agencies, and GSEs, the Company had holdings of investment securities from two separate issuers in an amount greater than 10% of shareholders’ equity as identified in the following table:

	Book Value	Market Value	# of Underlying Pools
	(Dollars in thousands)
Issuer:
IMPAC CMB Trust	$10,031	$11,377	3
JP Morgan Chase Commercial Mortgage Securities Corp	17,919	18,414	4

There are three different pools of collateral backing three collateralized mortgage obligation securities issued by IMPAC CMB Trust. These pools consist primarily of floating-rate, first lien mortgages originated prior to 2005 on single-family properties in multiple states. There are four different collateral pools of geographically diversified commercial real estate loans backing four commercial mortgage-backed securities issued by JP Morgan Chase Commercial Mortgage Securities Corp. Three of the four collateral pools consist of commercial real estate loans originated prior to 2006 and one collateral pool consists of loans originated in 2010.

4.   Loans Receivable

Loans receivable are summarized as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$91,649	$102,628
Commercial real estate:
Owner occupied	99,030	98,046
Non-owner occupied	159,414	164,392
Multifamily	71,630	75,228
Commercial construction and land development	15,335	20,228
Commercial participations	5,137	5,311
Total commercial loans	442,195	465,833
Retail loans:
One-to-four family residential	172,540	175,943
Home equity lines of credit	45,616	46,477
Retail construction	1,370	1,176
Consumer	3,025	3,305
Total retail loans	222,551	226,901
Total loans receivable	664,746	692,734
Net deferred loan fees	(438)	(467)
Total loans receivable, net of deferred loan fees	$664,308	$692,267

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

Loan losses for all portfolio segments are charged-off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the repayment capacity of the borrower based on an evaluation of available and projected cash resources and collateral value. Recoveries of amounts previously charged-off are credited to the allowance. The Company assesses the appropriateness of the allowance on a quarterly basis and adjusts the allowance by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level deemed appropriate by management. The evaluation of the appropriateness of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur. To the extent that actual outcomes differ from management’s estimates, an additional provision for loan losses could be required which could adversely affect earnings or the Company’s financial position in future periods.

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

The following tables present the activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Balance at beginning of period	$1,169	$2,470	$3,761	$926	$1,436	$601	$1,101	$552	$16	$153	$12,185
Provision for loan losses	(16)	146	238	54	(264)	46	107	63	95	41	510
Loans charged-off:
Current period charge-offs	(80)	—	(435)	(70)	—	—	(110)	(62)	(64)	(57)	(878)
Previously established specific reserves	—	—	—	—	—	—	—	—	—	—	—
Total loans charged-off	(80)	—	(435)	(70)	—	—	(110)	(62)	(64)	(57)	(878)
Recoveries	8	28	139	1	—	—	20	1	—	10	207
Balance at end of period	$1,081	$2,644	$3,703	$911	$1,172	$647	$1,118	$554	$47	$147	$12,024

	Three Months Ended March 31, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Balance at beginning of period	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424
Provision for loan losses	(67)	67	818	608	115	(516)	44	(17)	1	(3)	1,050
Loans charged-off:
Current period charge-offs	(119)	—	(361)	(378)	—	—	(114)	(52)	—	(17)	(1,041)
Previously established specific reserves	—	—	(718)	—	—	—	—	—	—	—	(718)
Total loans charged-off	(119)	—	(1,079)	(378)	—	—	(114)	(52)	—	(17)	(1,759)
Recoveries	13	—	23	—	—	—	8	1	—	8	53
Balance at end of period	$1,063	$2,196	$3,697	$600	$1,313	$951	$1,459	$374	$4	$111	$11,768

The following tables provide other information regarding the allowance for loan losses and balances by portfolio segment and impairment method at the dates indicated:

	At March 31, 2013
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$54	$217	$—	$215	$—	$—	$—	$—	$—	$486
Collectively evaluated for impairment	1,081	2,590	3,486	911	957	647	1,118	554	47	147	11,538
Total evaluated for impairment	$1,081	$2,644	$3,703	$911	$1,172	$647	$1,118	$554	$47	$147	$12,024

Loans receivable:
Individually evaluated for impairment	$7,549	$7,846	$23,733	$1,910	$2,357	$339	$3,178	$534	$85	$7	$47,538
Collectively evaluated for impairment	84,100	91,184	135,681	69,720	12,978	4,798	169,362	45,082	1,285	3,018	617,208
Total loans receivable	$91,649	$99,030	$159,414	$71,630	$15,335	$5,137	$172,540	$45,616	$1,370	$3,025	$664,746

	At December 31, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$217	$—	$180	$—	$—	$—	$—	$—	$397
Collectively evaluated for impairment	1,169	2,470	3,544	926	1,256	601	1,101	552	16	153	11,788
Total evaluated for impairment	$1,169	$2,470	$3,761	$926	$1,436	$601	$1,101	$552	$16	$153	$12,185

Loans receivable:
Individually evaluated for impairment	$2,039	$9,082	$21,503	$3,351	$2,366	$339	$1,808	$620	$—	$—	$41,108
Collectively evaluated for impairment	100,589	88,964	142,889	71,877	17,862	4,972	174,135	45,857	1,176	3,305	651,626
Total loans receivable	$102,628	$98,046	$164,392	$75,228	$20,228	$5,311	$175,943	$46,477	$1,176	$3,305	$692,734

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

The Company’s loans receivable portfolio is summarized by risk rating category as follows:

	Risk Rating at March 31, 2013
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$78,535	$3,346	$2,599	$7,169	$—	$91,649
Commercial real estate:
Owner occupied	82,411	7,776	768	8,075	—	99,030
Non-owner occupied	116,103	17,723	4,415	21,173	—	159,414
Multifamily	66,718	2,596	594	1,722	—	71,630
Commercial construction and land development	4,601	8,377	—	2,007	350	15,335
Commercial participations	4,688	—	110	339		5,137
Total commercial loans	353,056	39,818	8,486	40,485	350	442,195

Retail loans:
One-to-four family residential	166,983	—	—	5,557	—	172,540
Home equity lines of credit	44,941	—	—	675	—	45,616
Retail construction	1,285	—	—	85	—	1,370
Consumer	3,018	—	—	7	—	3,025
Total retail loans	216,227	—	—	6,324	—	222,551
Total loans receivable	$569,283	$39,818	$8,486	$46,809	$350	$664,746

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$564,675	$38,934	$7,872	$20,964	$—	$632,445
Delinquent:
30-59 days	3,616	781	—	—	—	4,397
60-89 days	75	103	614	1,147	—	1,939
90 days or more	917	—	—	—	—	917
Non-accrual	—	—	—	24,698	350	25,048
Total loans receivable	$569,283	$39,818	$8,486	$46,809	$350	$664,746

	Risk Rating at December 31, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$79,622	$12,896	$8,411	$1,699	$—	$102,628
Commercial real estate:
Owner occupied	78,247	11,121	745	7,933	—	98,046
Non-owner occupied	116,080	19,115	18,899	10,214	84	164,392
Multifamily	68,213	3,233	597	3,185	—	75,228
Commercial construction and land development	17,088	774	—	2,016	350	20,228
Commercial participations	4,860	112	—	339	—	5,311
Total commercial loans	364,110	47,251	28,652	25,386	434	465,833

Retail loans:
One-to-four family residential	170,138	—	—	5,805	—	175,943
Home equity lines of credit	45,638	—	—	839	—	46,477
Retail construction	1,027	—	—	149	—	1,176
Consumer	3,305	—	—	—	—	3,305
Total retail loans	220,108	—	—	6,793	—	226,901
Total loans receivable	$584,218	$47,251	$28,652	$32,179	$434	$692,734

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$580,930	$46,469	$27,037	$5,650	$—	$660,086
Delinquent:
30-59 days	2,307	782	597	30	—	3,716
60-89 days	981	—	1,018	—	—	1,999
90 days or more	—	—	—	—	—	—
Non-accrual	—	—	—	26,499	434	26,933
Total loans receivable	$584,218	$47,251	$28,652	$32,179	$434	$692,734

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

The Company’s loan portfolio delinquency status is summarized as follows:

	Delinquency at March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Current Non- accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$430	$1,147	$917	$1,532	$4,026	$87,623	$91,649	$325
Commercial real estate:
Owner occupied	467	20	—	5,484	5,971	93,059	99,030	2,225
Non-owner occupied	623	103	—	7,698	8,424	150,990	159,414	666
Multifamily	—	594	—	1,314	1,908	69,722	71,630	—
Commercial construction and land development	567	—	—	2,357	2,924	12,411	15,335	250
Commercial participations	—	—	—	339	339	4,798	5,137	—
Total commercial loans	2,087	1,864	917	18,724	23,592	418,603	442,195	3,466

Retail loans:
One-to-four family residential	2,010	52	—	5,557	7,619	164,921	172,540	2,279
Home equity lines of credit	298	23	—	675	996	44,620	45,616	111
Retail construction	—	—	—	85	85	1,285	1,370	—
Consumer	2	—	—	7	9	3,016	3,025	—
Total retail loans	2,310	75	—	6,324	8,709	213,842	222,551	2,390
Total loans receivable	$4,397	$1,939	$917	$25,048	$32,301	$632,445	$664,746	$5,856

	Delinquency at December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Current Non- accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$152	$917	$—	$449	$1,518	$101,110	$102,628	$228
Commercial real estate:
Owner occupied	426	21	—	5,417	5,864	92,182	98,046	2,976
Non-owner occupied	276	153	—	9,083	9,512	154,880	164,392	1,564
Multifamily	597	—	—	2,775	3,372	71,856	75,228	—
Commercial construction and land development	—	—	—	2,366	2,366	17,862	20,228	250
Commercial participations	—	—	—	339	339	4,972	5,311	—
Total commercial loans	1,451	1,091	—	20,429	22,971	442,862	465,833	5,018

Retail loans:
One-to-four family residential	1,836	908	—	5,671	8,415	167,528	175,943	1,596
Home equity lines of credit	417	—	—	683	1,100	45,377	46,477	48
Retail construction	—	—	—	150	150	1,026	1,176	—
Consumer	12	—	—	—	12	3,293	3,305	—
Total retail loans	2,265	908	—	6,504	9,677	217,224	226,901	1,644
Total loans receivable	$3,716	$1,999	$—	$26,933	$32,648	$660,086	$692,734	$6,662

The Company’s impaired loans are summarized in the tables below and include loans that are individually reviewed for impairment as well as impaired retail loans at March 31, 2013 that have not had foreclosure proceedings initiated and are below management’s scope for individual impairment review due to immateriality.

	At March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$7,549	$7,663	$80	$—
Commercial real estate:
Owner occupied	6,709	8,867	2,034	—
Non-owner occupied	21,228	23,408	1,830	—
Multifamily	1,910	2,386	377	—
Commercial construction and land development	957	1,017	61	—
Commercial participations	339	5,583	5,103	—
Retail loans:
One-to-four family residential	6,783	6,930	147	—
Home equity lines of credit	675	794	120	—
Retail construction	85	150	65	—
Consumer	7	9	2	—
Total	$46,242	$56,807	$9,819	$—

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$1,137	$1,137	$—	$54
Non-owner occupied	2,505	2,584	—	217
Commercial construction and land development	1,400	1,450	—	215
Total	$5,042	$5,171	$—	$486

Total impaired loans:
Commercial	$43,734	$54,095	$9,485	$486
Retail	7,550	7,883	334	—
Total	$51,284	$61,978	$9,819	$486

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$2,039	$2,498	$423	$—
Commercial real estate:
Owner occupied	9,082	11,201	2,034	—
Non-owner occupied	18,979	21,290	1,740	—
Multifamily	3,351	3,979	550	—
Commercial construction and land development	956	1,017	60	—
Commercial participations	339	5,583	5,104	—
Retail loans:
One-to-four family residential	7,041	7,206	165	—
Home equity lines of credit	713	808	95	—
Retail construction	150	150	—	—
Total	$42,650	$53,732	$10,171	$—

Loans with a specific valuation allowance:
Commercial real estate:
Non-owner occupied	$2,524	$2,586	$—	$217
Commercial construction and land development	1,410	1,450	—	180
Total	$3,934	$4,036	$—	$397

Total impaired loans:
Commercial	$38,680	$49,604	$9,911	$397
Retail	7,904	8,164	260	—
Total	$46,584	$57,768	$10,171	$397

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the periods indicated. The majority of the interest income is recognized on a cash basis at the time the payment is received.

	Three Months Ended March 31,
	2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$7,769	$9	$2,106	$31
Commercial real estate:
Owner occupied	6,744	26	11,469	11
Non-owner occupied	21,665	56	25,643	82
Multifamily	1,921	9	2,395	13
Commercial construction and land development	956	—	2,781	—
Commercial participations	339	—	1,972	—
Retail loans:
One-to-four family residential	6,838	61	6,889	46
Home equity lines of credit	699	5	503	3
Retail construction	147	—	169	—
Consumer	9	—	—	—
Total	$47,087	$166	$53,927	$186

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$1,141	$17	$—	$—
Non-owner occupied	2,512	—	—	—
Commercial construction and land development	1,403	—	—	—
Total	$5,056	$17	$—	$—

Total impaired loans:
Commercial	$44,450	$117	$46,366	$137
Retail	7,693	66	7,561	49
Total	$52,143	$183	$53,927	$186

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

For one-to-four family residential loans and home equity lines of credit, a restructure often occurs with past due loans and may be offered as an alternative to foreclosure. There are other situations where borrowers, who are not past due, experience a sudden job loss, become over-extended with credit obligations, or experience other problems, have indicated that they will be unable to make the required monthly payment and request payment relief.

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

There were no loans that have been restructured as TDRs during the three months ended March 31, 2013. The following table summarizes the loans that have been restructured as TDRs during the three months ended March 31, 2012:

	Three Months Ended
	March 31, 2012
	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Owner occupied	2	$259	$305
Non-owner occupied	1	66	83
Total commercial loans	3	325	388

Retail loans – one-to-four family residential	6	486	517
Total loans	9	$811	$905

A default is identified when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring. The Company had no TDRs that defaulted during the three months ended March 31, 2013 or 2012.

The tables below summarize the Company’s TDRs by loan category and accrual status at the dates indicated:

	March 31, 2013			December 31, 2012
	Accruing	Non- accruing	Total	Accruing	Non- accruing	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$529	$218	$747	$543	$228	$771
Commercial real estate:
Owner occupied	2,684	2,385	5,069	3,926	2,434	6,360
Non-owner occupied	2,642	2,962	5,604	11,524	3,057	14,581
Multifamily	251	—	251	253	—	253
Commercial construction and land development	—	250	250	—	250	250
Commercial participations	—	93	93	—	93	93
Total commercial loans	6,106	5,908	12,014	16,246	6,062	22,308

Retail loans – one-to-four family residential	1,226	3,393	4,619	1,370	3,307	4,677
Total troubled debt restructurings	$7,332	$9,301	$16,633	$17,616	$9,369	$26,985

At March 31, 2013, TDRs totaled $16.6 million, of which $4.8 million were performing in accordance with their agreements and in non-accrual status.

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. Of the various noted concessions, management predominantly utilizes rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure. The Company did not restructure any loans as TDRs during the three months ended March 31, 2013. The following table sets forth the Company’s TDRs by portfolio segment to quantify the type of modification or concession provided for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	Commercial Real Estate
	Owner Occupied	Non-Owner Occupied	One-to-four Family Residential	Total
	(Dollars in thousands)
Rate reduction	$—	$—	$245	$245
Payment extension	—	—	36	36
Rate reduction and payment extension	305	83	236	624
Total troubled debt restructurings	$305	$83	$517	$905

At March 31, 2013, TDRs decreased $10.4 million to $16.6 million from $27.0 million at December 31, 2012. The activity related to the Company’s TDRs is presented in the following table for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$26,985	$25,849
Restructured loans identified as TDRs	—	905
Protective advances and miscellaneous	42	449
Repayments and payoffs	(225)	(1,320)
Charge-offs	(101)	—
Performing TDRs no longer considered impaired	(10,068)	—
Ending balance	$16,633	$25,883

6.  Fair Value of Assets and Liabilities

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

The following tables set forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis at the dates indicated:

		Fair Value Measurements at March 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$32,818	$—	$32,818	$—
GSE securities	46,317	—	46,317	—
Collateralized mortgage obligations	68,856	—	68,856	—
Commercial mortgage-backed securities	47,278	—	47,278	—
GSE residential mortgage-backed securities	2,316	—	2,316	—
Asset backed securities	3,975	—	3,975	—
Pooled trust preferred securities	18,636	—	—	18,636

		Fair Value Measurements at December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$17,363	$—	$17,363	$—
GSE securities	46,468	—	46,468	—
Collateralized mortgage obligations	67,066	—	67,066	—
Commercial mortgage-backed securities	46,429	—	46,429	—
GSE residential mortgage-backed securities	2,368	—	2,368	—
Asset backed securities	4,053	—	4,053	—
Pooled trust preferred securities	19,542	—	—	19,542
GSE preferred stock	1	1	—	—

Level 1 investment securities are valued using quoted prices in active markets for identical assets. The Company used Level 1 prices for its GSE preferred stock at December 31, 2012. The GSE preferred stock was sold for a $20,000 gain during the first quarter of 2013.

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

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities. The markets for these securities and for similar securities at March 31, 2013 were illiquid. There have been a limited number of observable transactions in the secondary market; however, a new issue market does not exist. Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

For its Level 3 pricing model, the Company uses externally produced fair values provided by a third-party pricing service and compares them to other external pricing sources. Other external sources provided similar prices, both higher and lower, than those used by the Company. The external model uses observed prices from limited transactions on similar securities to estimate liquidation values.

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying condensed consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$19,542	$18,555
Total realized and unrealized gains (losses):
Included in accumulated other comprehensive income (loss)	(199)	(2,531)
Principal repayments	(835)	(668)
Discount accretion	128	111
Ending balance	$18,636	$15,467

The following tables set forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated:

		Fair Value Measurements at March 31, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$26,655	$—	$—	$26,655
Other real estate owned	771	—	—	771

		Fair Value Measurements at December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$10,292	$—	$—	$10,292
Other real estate owned	2,492	—	—	2,492

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

When the Company determines a loan is collateral-dependent, the Bank’s Asset Management Committee (AMC) obtains appraisals on the underlying collateral securing the loan. The Senior Credit Officer (SCO) reviews the appraisals for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by the SCO with input from the Bank’s Loan Committee. For purchased participation loans, management is dependent upon the lead bank to order and provide appraisals, which occasionally are broker’s opinions.

In determining the estimated fair value of the real estate, senior liens such as unpaid and current real estate taxes and any perfected liens are subtracted from the appraised value. In addition, the Company generally applies a 10% discount to the current appraisal to allow for reasonable selling expenses, including sales commissions and closing costs.

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis. Certain impaired loans were partially charged-off or re-evaluated during the first quarter of 2013. These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors. The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $431,000 and $811,000, respectively, for the three months ended March 31, 2013 and 2012. These losses are not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses. These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The estimated fair value of other real estate owned is based on current or prior appraisals, less estimated costs to sell of 10%. Other real estate owned is classified within Level 3 of the fair value hierarchy. Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the AMC. The SCO reviews the appraisals for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by the SCO with input from the Bank’s Loan Committee. The reduction in fair value of other real estate owned was $108,000 and $485,000, respectively, for the three months ended March 31, 2013 and 2012. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

The following tables set forth quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at the dates indicated:

	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Averages)
	(dollars in thousands)
Pooled trust preferred securities	$18,636	Consensus pricing*	Default assumptions Discount Rates	Varies by security 4.80% - 5.71% (5.05%)
Impaired loans (collateral-dependent)	26,655	Market comparable properties	Marketability discount	10%
Other real estate owned	771	Market comparable properties	Marketability discount	10%

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Averages)
	(dollars in thousands)
Pooled trust preferred securities	$19,542	Consensus pricing*	Default assumptions Discount Rates	Varies by security 4.56% - 5.46% (4.74%)
Impaired loans (collateral-dependent)	10,292	Market comparable properties	Marketability discount	10%
Other real estate owned	2,492	Market comparable properties	Marketability discount	10%

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

Disclosure of fair value information about financial instruments for which it is practicable to estimate their value, whether or not recognized in the condensed consolidated statements of condition, is summarized in the following tables and identified within the fair value hierarchy at the dates indicated. The aggregate fair value amounts presented do not represent the underlying value of the Company.

	March 31, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$154,240	$154,240	$154,240	$—	$—
Investment securities, available-for-sale	220,196	220,196	—	201,560	18,636
Investment securities, held-to-maturity	14,981	15,222	—	15,222	—
Loans receivable, net of allowance for loan losses	652,284	653,790	—	—	653,790
Loans held for sale	955	955	—	955	—
Federal Home Loan Bank stock	6,188	6,188	6,188	—	—
Interest receivable	2,669	2,669	—	2,669	—
Total financial assets	$1,051,513	$1,053,260	$160,428	$220,406	$672,426

Financial Liabilities:
Deposits	$974,328	$976,283	$650,347	$—	$325,936
Borrowed funds	49,828	52,424	—	52,424	—
Advance payments by borrowers	4,542	4,542	—	4,542	—
Interest payable	88	88	—	88	—
Total financial liabilities	$1,028,786	$1,033,337	$650,347	$57,054	$325,936

	December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$134,699	$134,699	$134,699	$—	$—
Investment securities, available-for-sale	203,290	203,290	1	183,747	19,542
Investment securities, held-to-maturity	15,458	15,722	—	15,722	—
Loans receivable, net of allowance for loan losses	680,082	681,550	—	—	681,550
Loans held for sale	1,509	1,509	—	1,509	—
Federal Home Loan Bank stock	6,188	6,188	6,188	—	—
Interest receivable	2,528	2,528	—	2,528	—
Total financial assets	$1,043,754	$1,045,486	$140,888	$203,506	$701,092

Financial Liabilities:
Deposits	$965,791	$968,115	$628,858	$—	$339,257
Borrowed funds	50,562	53,360	—	53,360	—
Advance payments by borrowers	4,734	4,734	—	4,734	—
Interest payable	68	68	—	68	—
Total financial liabilities	$1,021,155	$1,026,277	$628,858	$58,162	$339,257

The carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, and advance payments by borrowers. Investment security fair values are based on quotes received from a third-party pricing source and discounted cash flow analysis models. The fair value of Federal Home Loan Bank stock is based on its redemption value. The fair values for loans receivable are estimated using discounted cash flow analyses. Cash flows are adjusted for estimated prepayments, where appropriate, and are discounted using interest rates currently being offered by the Company for loans with similar terms and collateral to borrowers of similar credit quality. The carrying amount of loans held for sale is the amount funded and approximates fair value due to the insignificant time between origination and date of sale.

The fair value of core deposits (checking, savings, and money market accounts) is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered by the Company for deposits of similar remaining maturities. The fair value of borrowed funds is estimated based on rates currently available to the Company for debt with similar terms and remaining maturities. The fair value of the Company’s off-balance sheet instruments, including lending commitments, letters of credit, and credit enhancements, approximates their book value and is not included in the above tables.

7.	Share-Based Compensation

The Company accounts for its share-based compensation in accordance with ASC 718-10, Compensation – Stock Based Compensation. ASC 718-10 addresses all forms of share-based payment awards, including shares under employee stock purchase plans, stock options, restricted stock, and stock appreciation rights. ASC 718-10 requires all share-based payments to be recognized as expense, based upon their fair values, in the condensed consolidated financial statements over the service period of the awards.

For additional details on the Company’s share-based compensation plans and related disclosures, see “Note 9. Share-Based Compensation” in the consolidated financial statements as presented in the Company’s 2012 Annual Report on Form 10-K.

Omnibus Equity Incentive Plan – The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock. In addition, there were 64,500 shares that had not yet been issued or were forfeited, canceled, or unexercised at the end of the option term under the 2003 Stock Option Plan when it was frozen. These shares and any other shares that may be forfeited, canceled, or expired are available for any type of share-based awards in the future under the Equity Incentive Plan. At March 31, 2013, shares available for future grants under the Equity Incentive Plan totaled 186,290 shares.

Restricted Stock – During the first quarter of 2013, the Compensation Committee and Chief Executive Officer, under authority delegated by the Compensation Committee, granted awards under the Equity Incentive Plan. A total of 67,430 shares of restricted stock were granted to officers and key employees of the Company. The grants included 33,548 of performance-based and 33,882 of service-based share awards. The Company reissued treasury shares to satisfy the granting of restricted stock awards.

The weighted-average fair market value of the restricted stock awards granted in the first quarter of 2013 was $7.66 per share and totaled $517,000. These awards vest 33%, 33%, and 34% on May 1, 2015, 2016, and 2017, respectively. The expense for these awards is being recorded over their requisite service period from the grant date. The Company estimates that the impact of forfeitures based on its historical experience with previously granted restricted stock awards and will consider the impact of the forfeitures when determining the amount of expense to record for the restricted stock granted.

During the first quarter of 2013, 40,440 shares of performance-based restricted stock granted during 2012 were deemed unearned by the Compensation Committee of the Board of Directors and, accordingly, were forfeited. In addition, 3,529 grants were forfeited during the first quarter of 2013 due to an employee leaving the Company prior to the shares vesting. At the time of forfeiture, the Company reversed $52,000 of compensation expense related to the forfeited 2012 grants.

The following table presents the activity for restricted stock for the three months ended March 31, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	120,737	$4.72
Granted	67,430	7.66
Vested	—	—
Forfeited	(43,969)	5.75
Unvested at March 31, 2013	144,198	$5.78

The compensation expense related to restricted stock for the three months ended March 31, 2013 totaled $37,000, before the reversal of $52,000 for the unearned and forfeited 2012 grants. The compensation expense related to restricted stock for the three months ended March 31, 2012 was $21,000. At March 31, 2013, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $834,000. This cost is expected to be recognized over a weighted-average period of 3.8 years, which is subject to the actual number of shares earned and vested.

Stock Options – The Company’s 2008 Equity Incentive Plan allows for the grant of both incentive and non-qualified stock options to directors, officers, and employees. The stock option vesting periods and exercise and expiration dates are determined by the Compensation Committee at the time of the grant. The exercise price of the stock options is equal to the fair market value of the common stock on the grant date.

The Company did not grant any stock options during the first quarter of 2013. During the first quarter of 2012, the Compensation Committee granted 20,000 non-qualified options to purchase shares of the Company’s common stock at an exercise price of $4.40 per share, which was the closing price of the Company’s common stock on that date. The options vest ratably over four years on each anniversary date of the award and have a ten-year term. The fair value of the options granted was $2.42 and was estimated using the Black-Scholes option value model with the following assumptions:

2012
Dividend yield	.91%
Expected volatility %	57.33
Risk-free interest rate	1.58%
Original expected life	7.9 years

The following table presents the activity under the Company’s stock option plans for the three months ended March 31, 2013:

	Number of Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2012	407,795	$13.59
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired unexercised	—	—
Options outstanding at March 31, 2013	407,795	$13.59

For stock options outstanding at March 31, 2013, the range of exercise prices was $4.40 to $14.76, and the weighted-average remaining contractual term was 1.4 years. At March 31, 2013, 387,595 of the Company’s outstanding stock options were fully vested and out-of-the-money with no intrinsic value. Of the remaining 20,000 stock options, 5,000 were exercisable at March 31, 2013. All of the 20,000 options were in-the-money with an intrinsic value of $71,800, which represents the difference between the Company’s closing stock price on the last day of trading for the first quarter of 2013 and the exercise price multiplied by the number of in-the-money options, assuming all option holders had exercised their stock options on the last day of trading for the same period. Stock option expense for the three months ended March 31, 2013 and 2012 was $2,000 and $3,000, respectively. There were no stock options exercised during the three months ended March 31, 2013 and 2012. The Company reissues treasury shares, to the extent available, to satisfy option exercises.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward Looking Statements

Certain statements contained in this Form 10-Q, in our other filings with the United States Securities and Exchange Commission (SEC), and in our press releases or other shareholder communications are “forward-looking statements,” as that term is defined in U.S. federal securities laws. Generally, these statements relate to our business plans or strategies; projections involving anticipated revenues, earnings, profitability, or other aspects of our operating results; or other future developments in our business or the industry in which we conduct our business. Forward-looking statements may be identified by reference to a future period or periods or by the use of forward-looking language such as “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “intend,” “intend to,” “plan,” “project,” “should,” “would be,” “will,” or similar expressions or the negative thereof, as well as statements that include future events, tense or dates, or are not historical facts as they relate to us, our business, prospects, or our management.

You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. These forward-looking statements include but are not limited to statements regarding our ability to successfully execute our strategy and Strategic Growth and Diversification Plan; the level and sufficiency of our current regulatory capital and equity ratios; our ability to continue to diversify the loan portfolio; our efforts at deepening client relationships, increasing our levels of core deposits, lowering our non-performing asset levels, managing and reducing our credit-related costs, increasing our revenue growth and levels of earning assets; the effects of general economic and competitive conditions nationally and within our core market area; our ability to sell other real estate owned properties and mortgage loans held for sale; the sufficiency of the levels of provision for and the allowance for loan losses, amounts of loan charge-offs, levels of loan and deposit growth, interest on loans, asset yields and cost of funds, net interest income, net interest margin, non-interest income, non-interest expense, the interest rate environment, and other risk factors identified in the filings we make with the SEC. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, assumptions, and changes in circumstances. Forward-looking statements are not guarantees of future performance or outcomes, and actual results or events may differ materially from those included in these statements. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, unanticipated events, or circumstances after the date of such statements unless required to do so under the federal securities laws.

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

Significant accounting policies are presented in “Note 1. Summary of Significant Accounting Policies” in the notes to consolidated financial statements included in “Item 8. Financial Statements and Supplementary Data” of our Annual Report on Form 10-K for the year ended December 31, 2012. These policies, along with the disclosures presented in other financial statement notes and in this management’s discussion and analysis, provide information on the methodology used for the valuation of significant assets and liabilities in our financial statements. We view critical accounting policies to be those that are highly dependent on subjective or complex judgments, estimates, and assumptions, and where changes in those estimates and assumptions could have a significant impact on our consolidated financial statements. We currently view the determination of the allowance for loan losses, valuations and impairments of investment securities, and the accounting for income taxes to be critical accounting policies.

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

Loan losses are charged-off against the allowance for loan losses when the loan balance or a portion of the loan balance is no longer covered by the repayment capacity of the borrower based on an evaluation of available and projected cash resources and collateral value. Recoveries of amounts previously charged-off are credited to the allowance. We assess the appropriateness of the allowance on a quarterly basis and adjust the allowance by recording a provision for loan losses in an amount sufficient to maintain the allowance at a level we deem appropriate. The evaluation of the appropriateness of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as additional information becomes available or as future events occur. To the extent that actual outcomes differ from our estimates, an additional provision for loan losses could be required which could adversely affect earnings or our financial position in future periods.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The tax planning strategies the Company considered in its deferred tax asset analysis include, but are not limited to, the termination of the bank-owned life insurance program, the sale/leaseback of its owned office properties, and the sale of its municipal securities with reinvestment of the proceeds in taxable securities. Positive evidence includes current positive earning trends, the existence of taxes paid in available carryback years, and the probability that taxable income will continue to be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.

At March 31, 2013, based on the results of our regular assessment of the ability to realize our deferred tax assets, we concluded that, based on all available evidence, both positive and negative, approximately $6.5 million of our deferred tax assets did not meet the “more likely than not” threshold for realization. Although realization of the remaining net deferred tax assets of $11.0 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized based on available tax planning strategies and our projections of future taxable income. The positive evidence considered in our analysis of the remaining deferred tax assets included our long-term history of generating taxable income; the cyclical nature of the industry in which we operate; the fact that a portion of the losses realized in 2011 were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, including the federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (19 years for federal income tax purposes, seven years for the state of Indiana, and 12 years for the state of Illinois). The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets, which would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our results of operations and the carrying value of our assets. We believe our tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at March 31, 2013.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Performance Overview

The following tables provide selected financial and performance information for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Net income	$1,502	$490
Diluted earnings per share	.14	.05
Pre-tax, pre-provision earnings, as adjusted (1)	2,789	2,781
Return on average assets (2)	.53%	.17%
Return on average equity (2)	5.43	1.89
Average interest-earning assets	$1,030,232	$1,045,778
Net interest income	8,201	8,923
Net interest margin (2)	3.23%	3.43%
Non-interest income	$2,854	$2,824
Non-interest expense	8,455	10,207
Efficiency ratio (3)	77.78%	90.10%

	March 31, 2013	December 31, 2012	March 31, 2012
Book value per share	$10.35	$10.28	$9.50
Shareholders’ equity to total assets	9.84%	9.83%	8.83%
Bank Capital Ratios:
Tier 1 core capital ratio	8.92	8.81	8.11
Total risk-based capital ratio	13.61	12.81	11.98
Risk-based capital ratio	14.86	14.06	13.23

(1)	See “Non-U.S. GAAP Financial Information” on page 42.

(2)	Annualized.

(3)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sale of investment securities.

The following discussion and analysis presents the more significant factors affecting our financial condition as of March 31, 2013 and results of operations for the three months ended March 31, 2013. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

We recorded net income of $1.5 million, or $.14 per diluted share for the first three months of 2013, which represents an increase of 207% from net income of $490,000, or $.05 per diluted share, for the comparable 2012 period. Our earnings were favorably impacted by significant decreases in the provision for loan losses and non-interest expense. Non-interest expense decreased by $1.8 million, or 17.2%, to $8.5 million for the first quarter of 2013 from $10.2 million for the first quarter of 2012 due to decreases in other real estate owned expense, marketing expense, and severance and early retirement expense, which was related to the 2012 Voluntary Early Retirement Offering (VERO), two branch closings, and the outsourcing of certain support functions. The number of full time equivalent (FTE) employees was 262 at March 31, 2013 compared to 261 at December 31, 2012 and 273 at March 31, 2012.

Our problem asset resolution efforts continue, reducing our level of non-performing assets to $48.7 million at March 31, 2013, a decrease of 3.1% from $50.3 million at December 31, 2012. The ratio of non-performing assets to total assets decreased to 4.25% at March 31, 2013 from 4.42% at December 31, 2012. Driving the decrease in non-performing assets was a 7.0% decrease in non-performing loans to $25.0 million from $26.9 million at December 31, 2012. Our non-performing loans to total loans decreased to 3.77% at March 31, 2013 from 3.89% at December 31, 2012, primarily due to the transfer to other real estate owned of one non-owner occupied and multifamily commercial real estate loan relationship totaling $2.1 million combined with repayments and payoffs totaling $839,000 and gross loan charge-offs totaling $878,000. Of the total non-performing loans at March 31, 2013, $5.9 million, or 23.4%, are current and performing in accordance with their loan agreements.

The targeted growth segments in our loan portfolio include commercial and industrial and owner occupied and multifamily commercial real estate, which in the aggregate comprised 59.3% of the commercial loan portfolio at March 31, 2013, compared to 59.2% at December 31, 2012 and 54.5% at March 31, 2012. In addition, our focus on deepening client relationships continues to emphasize core deposit growth. Total core deposits as a percentage of total deposits increased to 66.8% at March 31, 2013 from 65.1% at December 31, 2012 and 62.4% at March 31, 2012. The increase was primarily due to an increase in non-interest bearing accounts and the continued shrinkage in certificates of deposit in this low interest rate environment.

At March 31, 2013, our shareholders’ equity increased slightly to $112.8 million, or 9.84% of assets, compared to $111.8 million, or 9.83% of assets, at December 31, 2012 and $103.3 million, or 8.83% of assets, at March 31, 2012. The increase from December 31, 2012 was primarily due to net income of $1.5 million partially offset by a decrease in accumulated other comprehensive income, net of tax, of $443,000 and dividends declared of $109,000.

The Bank’s Tier 1 capital ratio increased 11 basis points to 8.92% at March 31, 2013 from 8.81% at December 31, 2012 and 81 basis points from 8.11% at March 31, 2012. The Bank’s total risk-based capital to risk-weighted assets ratio increased 80 basis points to 14.86% at March 31, 2013 from 14.06% at December 31, 2012 and 163 basis points from 13.23% at March 31, 2012. The increase in the capital ratios are primarily related to the increase in shareholders’ equity combined with a decrease in risk-weighted assets. At March 31, 2013, the Bank was deemed to be “well capitalized” and in excess of the regulatory capital requirements set by the OCC in December 2012 for both Tier 1 capital and total risk-based capital to risk-weighted assets.

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

The following table reconciles income before income taxes in accordance with U.S. GAAP to the non-U.S. GAAP measurement of pre-tax, pre-provision earnings, as adjusted:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Reconciliation of Income Before Income Taxes to Pre-Tax, Pre-Provision Earnings, as adjusted:
Income before income taxes	$2,090	$490
Provision for loan losses	510	1,050
Pre-tax, pre-provision earnings	2,600	1,540

Add back (subtract):
Net gain (loss) on sale of:
Investment securities	(184)	(418)
Other real estate owned	(10)	47
Other real estate owned related expense, net	250	618
Loan collection expense	133	118
Severance and early retirement expense	—	876
Pre-tax, pre-provision earnings, as adjusted	$2,789	$2,781

Pre-tax, pre-provision earnings, as adjusted, to average assets (annualized)	.99%	.96%

Pre-tax, pre-provision earnings, as adjusted, were relatively stable at $2.8 million for the first quarter of 2013 compared to $2.8 million for the first quarter of 2012. Favorable variances from the first quarter of 2012 include increases in gains on the sale of loans held for sale and lower compensation and employee benefits and marketing expense during the first quarter of 2013. These favorable variances were offset by lower net interest income and income from bank-owned life insurance.

Average Balances/Rates

The following table reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived from average daily balances.

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$676,181	$7,700	4.62%	$708,713	$8,386	4.76%
Investment securities (2)	229,120	1,593	2.78	258,882	2,130	3.25
Other interest-earning assets (3)	124,931	124.40		78,183	93.48
Total interest-earning assets	1,030,232	9,417	3.71	1,045,778	10,609	4.08
Non-interest earning assets	110,800			113,419
Total assets	$1,141,032			$1,159,197
Interest-bearing liabilities:
Deposits:
Checking accounts	$188,486	$52.11%		$178,370	$83.19%
Money market accounts	182,314	93.21		196,117	171.35
Savings accounts	156,037	73.19		136,109	67.20
Certificates of deposit	331,001	713.87		378,047	1,069	1.14
Total deposits	857,838	931.44		888,643	1,390.63
Borrowed funds:
Other short-term borrowed funds	11,058	3.11		13,339	5.15
FHLB advances	39,460	282	2.86	39,821	291	2.89
Total borrowed funds	50,518	285	2.26	53,160	296	2.20
Total interest-bearing liabilities	908,356	1,216.54		941,803	1,686.72
Non-interest bearing deposits	108,832			101,645
Other non-interest bearing liabilities	11,701			11,464
Total liabilities	1,028,889			1,054,912
Shareholders’ equity	112,143			104,285
Total liabilities and shareholders’ equity	$1,141,032			$1,159,197
Net interest-earning assets	$121,876			$103,975
Net interest income / interest rate spread		$8,201	3.17%		$8,923	3.36%
Net interest margin			3.23%			3.43%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.42%			111.04%

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of investment securities are based on amortized cost.
(3)	Includes FHLB stock and interest-earning bank deposits.

Rate/Volume Analysis

The following table shows the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the period indicated. Changes attributable to the combined impact of rate and volume have been allocated proportionally to the changes due to rate and changes due to volume.

	Three Months Ended March 31,
	2013 Compared to 2012
	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(309)	$(377)	$(686)
Investment securities	(308)	(229)	(537)
Other interest-earning assets	(18)	49	31
Total interest income	(635)	(557)	(1,192)

Interest expense:
Deposits:
Checking accounts	(36)	5	(31)
Money market accounts	(67)	(11)	(78)
Savings accounts	(4)	10	6
Certificates of deposit	(234)	(122)	(356)
Total deposits	(341)	(118)	(459)
Borrowed funds:
Other short-term borrowed funds	(1)	(1)	(2)
FHLB advances	(6)	(3)	(9)
Total borrowed funds	(7)	(4)	(11)
Total interest expense	(348)	(122)	(470)
Net change in net interest income	$(287)	$(435)	$(722)

Net Interest Income

Net Interest Income. Net interest income decreased 8.1% to $8.2 million for the three months ended March 31, 2013 compared to $8.9 million for the three months ended March 31, 2012. The net interest margin for the three months ended March 31, 2013 decreased 20 basis points to 3.23% from 3.43% for the comparable 2012 period. Our net interest margin was negatively impacted by loans comprising a smaller proportion of interest-earning assets and the maintenance of a higher level of liquidity. We believe that higher levels of liquidity, modest loan demand, reduced but still elevated levels of non-performing assets, the continued low interest rate environment, and significant narrowing of spreads on new investment securities purchases will continue to pressure our net interest margin for the foreseeable future.

Interest Income. Interest income decreased 11.2% to $9.4 million for the three months ended March 31, 2013 from $10.6 million for the comparable 2012 period. The weighted-average rate on interest-earning assets decreased 37 basis points to 3.71% for the three months ended March 31, 2013 from 4.08% for the comparable 2012 period. The decrease is primarily related to the reinvestment of proceeds from sales and maturities of investment securities in lower-yielding investments, lower loan balances, and maintaining higher levels of short-term liquid investments due to the lack of suitable higher-yielding investment alternatives in the current low interest rate environment combined with modest loan demand.

Interest Expense. Interest expense decreased 27.9% to $1.2 million for the three months ended March 31, 2013 from $1.7 million for the comparable 2012 period. The average cost of interest-bearing liabilities decreased 18 basis points to .54% for the three months ended March 31, 2013 from .72% for the 2012 period. Our continuing success in increasing the proportion of low-cost core deposits to total deposits and continued disciplined pricing on new and renewing certificates of deposit contributed to the decrease in interest expense during the 2013 period.

Interest expense on interest-bearing deposits decreased 33.0% to $931,000 for the three months ended March 31, 2013 from $1.4 million for the comparable 2012 period. The weighted-average cost of deposits decreased 19 basis points to .44% for the three months ended March 31, 2013 from .63% for the comparable 2012 period. The decreases are primarily the result of lower rates on increased balances of core deposits and the repricing of maturing certificates of deposit at lower interest rates.

Interest expense on borrowed funds decreased 3.7% to $285,000 for the three months ended March 31, 2013 from $296,000 for the comparable 2012 period primarily due to lower average balances on borrowed funds during the first quarter of 2013. The weighted-average cost of borrowed funds increased six basis points to 2.26% for the three months ended March 31, 2013 compared to 2.20% for the 2012 period as a result of lower average balances on lower-cost other short-term borrowed funds.

Provision for Loan Losses

The Company’s provision for loan losses was $510,000 for the three months ended March 31, 2013 compared to $1.05 million for the 2012 period. For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following table identifies the changes in non-interest income for the periods presented:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Deposit related fees	$1,520	$1,469	$51	3.5%
Income from bank-owned life insurance	330	540	(210)	(38.9)
Net gain (loss) on sale of:
Investment securities	184	418	(234)	(56.0)
Loans held for sale	463	159	304	191.2
Other real estate owned	10	(47)	57	121.3
Other income	347	285	62	21.8
Total non-interest income	$2,854	$2,824	$30	1.1

Deposit related fees include service charges, card-based fees, and other fees related to deposit accounts. Deposit related fees increased during the year due to a modest increase in card-based fees due to the success of the High Performance Checking (HPC) program in growing the number of checking accounts in a younger demographic that is more inclined to debit card usage. Income from bank-owned life insurance during the first quarter of 2013 decreased from the comparable 2012 period due to $218,000 received from the death of an insured during the first quarter of 2013 compared to $378,000 received from the death of an insured during the first quarter of 2012. The decrease in net gains on sales of investment securities was primarily due to a decrease in the amount of securities sold during the first quarter of 2013 compared to the 2012 period. The increase in gains on sales of loans held for sale was related to our expanded residential loan origination and mortgage banking activities.

Non-Interest Expense

The following table identifies changes in our non-interest expense for the periods presented:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,752	$4,003	$(251)	(6.3)%
Retirement and stock related compensation	237	272	(35)	(12.9)
Medical and life benefits	360	425	(65)	(15.3)
Other employee benefits	21	13	8	61.5
Subtotal compensation and employee benefits	4,370	4,713	(343)	(7.3)
Net occupancy expense	694	708	(14)	(2.0)
Data processing	513	438	75	17.1
FDIC insurance premiums and regulatory assessments	481	488	(7)	(1.4)
Furniture and equipment expense	403	457	(54)	(11.8)
Professional fees	328	253	75	29.6
Marketing	269	404	(135)	(33.4)
Other real estate owned related expense, net	250	618	(368)	(59.5)
Loan collection expense	133	118	15	12.7
Severance and early retirement expense	—	876	(876)	(100.0)
Other general and administrative expenses	1,014	1,134	(120)	(10.6)
Total non-interest expense	$8,455	$10,207	$(1,752)	(17.2)

Total non-interest expense decreased $1.8 million, or 17.2%, for the three months ended March 31, 2013 from the comparable 2012 period as we continue to make progress in reducing our cost structure. Compensation and employee benefits expense decreased for the three months ended March 31, 2013 from the 2012 period primarily due to a 4.0% decrease in the number of FTE employees to 262 at March 31, 2013 from 273 at March 31, 2012, which was a result of our VERO program, branch closings, and outsourcing during the first quarter of 2012. In addition, medical and life benefits were lower during the 2013 period due to lower self-insurance claims. Marketing expense decreased during 2013 due to the absence of the start-up costs related to the implementation of the HPC program during the first quarter of 2012. Other real estate owned expense decreased due to lower holding costs, including real estate taxes, attorney fees, maintenance expense, and management fees, during the first quarter of 2013. Severance and early retirement expense during the first quarter of 2012 was related to the previously mentioned VERO program, branch closings, and outsourcing.

Income Tax Expense

Income tax expense for the three months ended March 31, 2013 totaled $588,000, which was equal to an effective tax rate of 28.1%, and increased from the 2012 period due to an increase in pre-tax income combined with the deferred tax asset valuation allowance recorded totaling $166,000 for the 2012 period.

Changes in Financial Condition

Our total assets increased modestly to $1.15 billion at March 31, 2013 from $1.14 billion at December 31, 2012 with higher levels of cash and investment securities offset by lower loan balances.

	March 31, 2013	December 31, 2012	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$154,240	$134,699	$19,541	14.5%
Investment securities available-for-sale, at fair value	220,196	203,290	16,906	8.3
Investment securities held-to-maturity, at cost	14,981	15,458	(477)	(3.1)
Loans receivable, net of deferred fees	652,284	680,082	(27,798)	(4.1)
Federal Home Loan Bank stock, at cost	6,188	6,188	—	—
Bank-owned life insurance	36,233	36,604	(371)	(1.0)
Other real estate owned	23,698	23,347	351	1.5
Other	38,548	38,441	107.3
Total assets	$1,146,368	$1,138,109	$8,259.7

Liabilities and Shareholders’ Equity:
Deposits	$974,328	$965,791	$8,537.9%
Borrowed funds	49,828	50,562	(734)	(1.5)
Other	9,435	9,934	(499)	(5.0)
Total liabilities	1,033,591	1,026,287	7,304.7
Shareholders’ equity	112,777	111,822	955.9
Total liabilities and shareholders’ equity	$1,146,368	$1,138,109	$8,259.7

Loans Receivable

The following table provides the balance and percentage of loans by category at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$91,649	13.8%	$102,628	14.8%	(10.7)%
Commercial real estate:
Owner occupied	99,030	14.9	98,046	14.2	1.0
Non-owner occupied	159,414	24.0	164,392	23.7	(3.0)
Multifamily	71,630	10.8	75,228	10.9	(4.8)
Commercial construction and land development	15,335	2.3	20,228	2.9	(24.2)
Commercial participations	5,137.8		5,311.8		(3.3)
Total commercial loans	442,195	66.6	465,833	67.3	(5.1)
Retail loans:
One-to-four family residential	172,540	25.9	175,943	25.4	(1.9)
Home equity lines of credit	45,616	6.9	46,477	6.7	(1.9)
Retail construction	1,370.2		1,176.2		16.5
Consumer	3,025.5		3,305.5		(8.5)
Total retail loans	222,551	33.5	226,901	32.8	(1.9)
Total loans receivable	664,746	100.1	692,734	100.1	(4.0)
Net deferred loan fees	(438)	(.1)	(467)	(.1)	(6.2)
Total loans receivable, net of deferred loan fees	$664,308	100.0%	$692,267	100.0%	(4.0)

 Total loans receivable, net of deferred loan fees decreased $28.0 million, or 4.0%, at March 31, 2013 from December 31, 2012 primarily due to loan payoffs and repayments totaling $26.6 million, including $10.8 million of lower commercial and industrial line net paydowns, sales of one-to-four family loans totaling $11.7 million, transfers to other real estate owned totaling $2.2 million and gross loan charge-offs totaling $878,000. Partially offsetting these decreases, loan fundings during the three months ended March 31, 2013 totaled $12.8 million, down 70.5% from $43.5 million for the three months ended December 31, 2012. The decrease in loan fundings is primarily due to the competitive market for loans as well as the decrease in commercial lines of credit of usage.

Commercial and industrial loans decreased $11.0 million, or 10.7%, during the first quarter of 2013 due to the net paydowns of $10.8 million mentioned above. In addition, non-owner occupied commercial real estate loans decreased $5.0 million, or 3.0%, primarily due to four large loan payoffs totaling $4.1 million, transfers to other real estate owned totaling $649,000, and gross loan charge-offs of $435,000. Multifamily loans decreased $3.6 million, or 4.8%, due to two loan payoffs totaling $1.3 million and transfers to other real estate owned totaling $1.4 million. Commercial construction and land development loans decreased $4.9 million, or 24.2%, due to a $4.0 million loan completing the construction phase and transferring to an amortizing owner-occupied commercial real estate loan.

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, we began a shift in mid-2007 to diversify our loan portfolio to reduce our focus on commercial real estate lending, including non-owner occupied, commercial construction and land development, and purchased participation and syndication loans. We have identified and segregated the remaining credit risk related to our deemphasized loan categories that were originated prior to our current risk tolerances, credit policy, and underwriting standards, by segregating our loan portfolio based upon each loan’s initial origination date. Loans that were renewed or modified subsequent to their initial origination are included for disclosure purposes based on their initial loan origination date. The categories of the loan portfolio that we continue to focus on growing, which are commercial and industrial and commercial real estate owner occupied and multifamily, comprised 59.3% of the commercial loan portfolio at March 31, 2013 compared to 59.2% at December 31, 2012 and 54.5% at March 31, 2012. Over 84% of the loans outstanding at March 31, 2013 in these growth categories were originated after January 1, 2008 (Post-1/1/08). During the first quarter of 2013, these targeted growth categories decreased by $13.6 million due to $21.9 million in loan repayments which were partially offset by $6.4 million in new fundings. At March 31, 2013, our total commercial loans outstanding originated prior to January 1, 2008 (Pre-1/1/08) decreased $12.7 million, or 8.3%, to $139.8 million, or 31.6% of our total commercial loan portfolio primarily due to normal amortization, charge-offs, and repayments.

The following tables present the categories of our commercial loan portfolio at the dates indicated segregated by the origination date of the lending relationship, and highlights the shift in our lending focus to those growth categories in accordance with our strategic plan:

	March 31, 2013
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$4,920	$86,729	$91,649	5.4%
Commercial real estate:
Owner occupied	29,927	69,103	99,030	30.2
Non-owner occupied	93,467	65,947	159,414	58.6
Multifamily	5,261	66,369	71,630	7.3
Commercial construction and land development	2,387	12,948	15,335	15.6
Commercial participations	3,800	1,337	5,137	74.0
Total commercial loans	$139,762	$302,433	$442,195	31.6

	December 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$7,233	$95,395	$102,628	7.0%
Commercial real estate:
Owner occupied	34,193	63,853	98,046	34.9
Non-owner occupied	97,019	67,373	164,392	59.0
Multifamily	6,704	68,524	75,228	8.9
Commercial construction and land development	3,316	16,912	20,228	16.4
Commercial participations	3,973	1,338	5,311	74.8
Total commercial loans	$152,438	$313,395	$465,833	32.7

Total commercial participations by loan type and state where the collateral is located are presented in the following tables as of the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$1,320	25.7%	$1,333	25.1%	(1.0)%
Commercial real estate:
Owner occupied	95	1.8	97	1.8	(2.1)
Non-owner occupied	3,477	67.7	3,636	68.5	(4.4)
Commercial construction and land development	245	4.8	245	4.6	—
Total commercial participations	$5,137	100.0%	$5,311	100.0%	(3.3)

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$1,079	21.0%	$1,085	20.4%	(.6)%
Indiana	522	10.2	530	10.0	(1.5)
Michigan	1,241	24.1	1,241	23.4	—
Florida	245	4.8	245	4.6	—
Colorado	788	15.3	909	17.1	(13.3)
Texas	1,262	24.6	1,301	24.5	(3.0)
Total commercial participations	$5,137	100.0%	$5,311	100.0%	(3.3)

Asset Quality and Allowance for Loan Losses

Non-performing Assets. The following table provides information relating to non-performing assets at the dates presented:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$1,532	$449
Commercial real estate:
Owner occupied	5,484	5,417
Non-owner occupied	7,698	9,083
Multifamily	1,314	2,775
Commercial construction and land development	2,357	2,366
Commercial participations	339	339
Total commercial loans	18,724	20,429
Retail loans:
One-to-four family residential	5,557	5,671
Home equity lines of credit	675	683
Retail construction	85	150
Consumer	7	—
Total retail loans	6,324	6,504
Total non-performing loans	25,048	26,933

Other real estate owned:
Commercial	22,793	22,595
Retail	905	752
Total other real estate owned	23,698	23,347
Total non-performing assets	48,746	50,280

90 days past due loans still accruing interest	917	—
Total non-performing assets plus 90 days past due loans still accruing interest	$49,663	$50,280

Accruing troubled debt restructurings	$7,332	$17,616

Non-performing assets to total assets	4.25%	4.42%
Non-performing loans to total loans, net of deferred fees	3.77	3.89

 Total non-performing loans decreased $1.9 million, or 7.0%, to $25.0 million at March 31, 2013 from $26.9 million at December 31, 2012 primarily due to the transfer to other real estate owned of one non-owner occupied and multifamily commercial real estate relationship totaling $2.1 million and the transfer out of non-accrual of five one-to-four family residential loans totaling $202,000. Non-performing loans also decreased due to repayments and payoffs totaling $839,000 and gross loan charge-offs totaling $878,000. These decreases were partially offset by new non-performing loans totaling $2.0 million, including one commercial and industrial and owner occupied commercial real estate relationship totaling $1.4 million. Of the total non-performing loans at March 31, 2013, $5.9 million, or 23.4% were current and performing in accordance with their loan agreements.

The additional disclosure required with respect to impaired loans and troubled debt restructurings is contained in “Note 5. Allowance for Loan Losses” in the notes to the condensed consolidated financial statements in “Item 1. Financial Statements” of this Quarterly Report on Form 10-Q.

Included in the non-performing loan totals are non-performing syndications and purchased participations as identified by loan category and states in the following table:

	March 31, 2013	December 31, 2012	% change
	(Dollars in thousands)
Commercial real estate – non-owner occupied	93	93	—%
Commercial construction and land development	246	246	—
Total non-performing commercial participations	$339	$339	—

Indiana	93	93	—%
Florida	246	246	—
Total non-performing commercial participations	$339	$339	—

Percentage of total non-performing loans	1.35%	1.26%
Percentage of total commercial participations	6.60	6.38

The following tables present additional information about the balances of our non-accrual loans outstanding at the dates indicated:

	March 31, 2013
	Unpaid Principal Balance	Partial Charge- offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$2,115	$501	$82	$1,532	$—	$1,532	72.4%
Commercial real estate:
Owner occupied	7,695	2,034	177	5,484	54	5,430	71.3
Non-owner occupied	9,778	1,688	392	7,698	217	7,481	78.7
Multifamily	1,809	377	118	1,314	—	1,314	72.6
Commercial construction and land development	2,467	61	49	2,357	215	2,142	95.5
Commercial participations	5,583	5,103	141	339	—	339	6.1
Total commercial loans	29,447	9,764	959	18,724	486	18,238	63.6
Retail loans:
One-to-four family residential	5,704	147	—	5,557	—	5,557	97.4
Home equity lines of credit	804	129	—	675	—	675	84.0
Retail construction	150	65	—	85	—	85	56.7
Consumer	9	2	—	7	—	7	77.8
Total retail loans	6,667	343	—	6,324	—	6,324	94.9
Total non-performing loans	$36,114	$10,107	$959	$25,048	$486	$24,562	69.4

	December 31, 2012
	Unpaid Principal Balance	Partial Charge- offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$946	$423	$74	$449	$—	$449	47.5%
Commercial real estate:
Owner occupied	9,262	3,160	685	5,417	—	5,417	58.5
Non-owner occupied	11,184	1,740	361	9,083	217	8,866	81.2
Multifamily	3,403	532	96	2,775	—	2,775	81.5
Commercial construction and land development	2,467	61	40	2,366	180	2,186	95.9
Commercial participations	5,583	5,103	141	339	—	339	6.1
Total commercial loans	32,845	11,019	1,397	20,429	397	20,032	62.2
Retail loans:
One-to-four family residential	5,836	165	—	5,671	—	5,671	97.2
Home equity lines of credit	778	95	—	683	—	683	87.8
Retail construction	150	—	—	150	—	150	100.0
Total retail loans	6,764	260	—	6,504	—	6,504	96.2
Total non-performing loans	$39,609	$11,279	$1,397	$26,933	$397	$26,536	68.0

Non-performing assets decreased to $48.7 million at March 31, 2013 from $50.3 million at December 31, 2012 primarily due to the aforementioned decreases in non-performing loans. The activity for the three months ended March 31, 2013 for our other real estate owned is set forth in the following table:

Three Months Ended March 31, 2013
(Dollars in thousands)
Balance at beginning of period	$23,347
Transfers to other real estate owned	2,222
Net repayments and improvements of properties	(26)
Sales of other real estate owned	(1,737)
Valuation allowances recorded for declines in net realizable value	(108)
Balance at end of period	$23,698

The following table identifies our other real estate owned properties based on the loan category in which they were originated:

	March 31, 2013	December 31, 2012	% Change
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Non-owner occupied	$8,294	$7,950	4.3%
Multifamily	1,715	340	404.4
Commercial construction and land development	6,285	7,416	(15.3)
Commercial participations:
Commercial real estate – non-owner occupied	2,361	2,361	—
Commercial construction and land development	4,138	4,528	(8.6)
Total commercial loans	22,793	22,595.9
Retail loans:
One-to-four family residential	653	500	30.6
Home equity lines of credit	63	63	—
Retail construction	189	189	—
Total retail loans	905	752	20.3
Total other real estate owned	$23,698	$23,347	1.5

The increase in the multifamily other real estate owned properties was primarily due to the transfer of four multifamily properties from one owner occupied and multifamily commercial real estate loan relationship totaling $1.4 million.

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe that our loans that were originated Pre-1/1/08 have a higher degree of risk of loss due to the nature of the types of these loans and the credit environment under which they were originated, particularly given the downturn in the economic environment over the last six years. Since January 1, 2008, $50.6 million, or 92.2%, of total commercial charge-offs were from the Pre-1/1/08 portfolio. The following tables illustrate that a large portion of our non-performing loans and other real estate owned were originated Pre-1/1/08 and that we have experienced a significantly higher level of charge-offs and other real estate owned writedowns in the Pre-1/1/08 portfolios. As presented in the following tables, 56.5% of our non-performing commercial loans and 89.8% of our commercial other real estate owned portfolio at March 31, 2013 were originated Pre-1/1/08:

	March 31, 2013
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Non-performing commercial loans:
Commercial and industrial	$385	$1,147	$1,532	25.1%
Commercial real estate:
Owner occupied	3,770	1,714	5,484	68.7
Non-owner occupied	5,308	2,390	7,698	69.0
Multifamily	64	1,250	1,314	4.9
Commercial construction and land development	706	1,651	2,357	30.0
Commercial participations	339	—	339	100.0
Total non-performing commercial loans	$10,572	$8,152	$18,724	56.5

Total commercial loans outstanding at March 31, 2013	$139,762	$302,433	$442,195
Non-performing commercial loans to total commercial loans	7.56%	2.70%	4.23%

	March 31, 2013
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Other real estate owned – commercial:
Commercial real estate:
Non-owner occupied	$7,078	$1,216	$8,294	85.3%
Multifamily	599	1,116	1,715	34.9
Commercial construction and land development	6,285	—	6,285	100.0
Commercial participations:
Commercial real estate – non-owner occupied	2,361	—	2,361	100.0
Commercial construction and land development	4,138	—	4,138	100.0
Total other real estate owned – commercial	$20,461	$2,332	$22,793	89.8

During the first quarter of 2013, we recorded gross loan charge-offs and other real estate owned writedowns related to our commercial loan portfolio totaling $687,000, of which $234,000, or 34.1%, were related to loans originated Pre-1/1/08. The breakdown of gross charge-offs of commercial loans and other real estate owned writedowns on commercial properties are identified in the following table:

	Three Months Ended March 31, 2013
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loan charge-offs:
Commercial and industrial	$—	$80	$80	—%
Commercial real estate:
Non-owner occupied	132	303	435	30.3
Multifamily	—	70	70	—
Total commercial loan charge-offs	132	453	585	22.6

Writedowns on other real estate owned – commercial properties:
Commercial real estate:
Non-owner occupied	57	—	57	100.0
Multifamily	39	—	39	100.0
Commercial construction and land development	6	—	6	100.0
Total writedowns on other real estate owned – commercial properties	102	—	102	100.0
Total commercial loan charge-offs and writedowns on other real estate owned	$234	$453	$687	34.1

Potential Problem Assets. Potential problem assets, defined as loans classified substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, increased to $22.1 million at March 31, 2013 from $5.7 million at December 31, 2012. This increase is due to the substandard classification of one non-owner occupied commercial real estate relationship totaling $13.2 million, one commercial and industrial loan relationship totaling $4.5 million, one commercial and industrial relationship totaling $1.1 million, and one owner occupied commercial real estate relationship totaling $249,000. These loan relationships were classified as substandard due to changes in the borrowers’ financial condition and all but the commercial and industrial relationship were current at March 31, 2013. Partially offsetting these increases is the transfer to non-accrual status of one owner occupied commercial real estate and commercial and industrial loan relationship totaling $1.4 million and three retail loans totaling $289,000, all of which were previously considered potential problem assets. In addition, a non-owner occupied commercial real estate previous potential problem asset totaling $933,000 was repaid in full during the first quarter of 2013.

Allowance for Loan Losses. The following is a summary of changes in the allowance for loan losses for the periods presented:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$12,185	$12,424
Loan charge-offs:
Current period loan charge-offs	(878)	(1,041)
Previously established specific reserves	—	(718)
Total loan charge-offs	(878)	(1,759)
Recoveries of loans previously charged-off	207	53
Net loan charge-offs	(671)	(1,706)
Provision for loan losses	510	1,050
Balance at end of period	$12,024	$11,768

	March 31, 2013	December 31, 2012	March 31, 2012
	(Dollars in thousands)
Allowance for loan losses	$12,024	$12,185	$11,768
Total loans receivable, net of unearned fees	664,308	692,267	706,938
Allowance for loan losses to total loans	1.81%	1.76%	1.66%
Allowance for loan losses to non-performing loans	48.00	45.24	25.43
Ratio of net loans charged-off to average loans outstanding for the quarter ended, annualized	.40	.58	.97

The allowance for loan losses decreased modestly to $12.0 million at March 31, 2013 from $12.2 million at December 31, 2012 and increased 2.2% from $11.8 million at March 31, 2012. The ratio of the allowance for loan losses to total loans increased to 1.81% at March 31, 2013 from 1.76% at December 31, 2012 and from 1.66% at March 31, 2012 primarily due to the decrease in total loans.

The provision for loan losses decreased 51.4% to $510,000 for the first quarter of 2013 from $1.1 million for the comparable 2012 period primarily due to the lower level of charge-offs combined with $207,000 of loan loss recoveries received during the first quarter of 2013. Total recoveries during the quarter included $98,000 of a previous $266,000 charge-off recorded in 2009 on a non-owner occupied commercial real estate loan.

When we determine that a non-performing collateral-dependent loan has a collateral shortfall, we will immediately charge-off the collateral shortfall. As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral). As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans has continued to be negatively affected by cumulative partial charge-offs of $9.3 million recorded through March 31, 2013 on $9.4 million (net of charge-offs) of non-performing collateral-dependent loans. At March 31, 2013, the ratio of the allowance for loan losses to non-performing loans, excluding the $9.4 million of non-performing collateral-dependent loans with partial charge-offs, was 76.9%.

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

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity. The amortized cost of investment securities and their fair values were as follows at the dates indicated:

	March 31, 2013
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$32,000	$32,408	$414	$(4)	$32,818
Government sponsored entity (GSE) securities	45,000	45,592	726	(1)	46,317
Collateralized mortgage obligations	69,345	65,437	3,439	(20)	68,856
Commercial mortgage-backed securities	45,417	46,237	1,042	(1)	47,278
GSE residential mortgage-backed securities	2,213	2,385	—	(69)	2,316
Asset backed securities	3,995	3,721	254	—	3,975
Pooled trust preferred securities	23,673	21,701	—	(3,065)	18,636
Total available-for-sale investment securities	$221,643	$217,481	$5,875	$(3,160)	$220,196

Held-to-maturity investment securities:
Asset backed securities	$5,995	$6,101	$187	$—	$6,288
Municipal securities	8,880	8,880	54	—	8,934
Total held-to-maturity investment securities	$14,875	$14,981	$241	$—	$15,222

	December 31, 2012
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$17,000	$16,964	$405	$(6)	$17,363
Government sponsored entity (GSE) securities	45,000	45,628	848	(8)	46,468
Collateralized mortgage obligations	67,902	63,367	3,735	(36)	67,066
Commercial mortgage-backed securities	44,267	45,178	1,251	—	46,429
GSE residential mortgage-backed securities	2,224	2,400	—	(32)	2,368
Asset backed securities	4,182	3,876	177	—	4,053
Pooled trust preferred securities	24,508	22,409	—	(2,867)	19,542
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$205,283	$199,822	$6,417	$(2,949)	$203,290

Held-to-maturity investment securities:
Asset backed securities	$6,446	$6,578	$219	$—	$6,797
Municipal securities	8,880	8,880	45	—	8,925
Total held-to-maturity investment securities	$15,326	$15,458	$264	$—	$15,722

At March 31, 2013, the amortized cost of our collateralized mortgage obligation portfolio totaled $65.4 million, with 82% of the portfolio maintaining a lowest credit rating of A or higher. The composition of this portfolio includes $11.2 million backed by Ginnie Mae and $54.2 million of non-agency securities mainly backed by both floating- and fixed-rate residential mortgages originated prior to 2006. In addition, $57.2 million within this portfolio are floating-rate bonds indexed to 30 day LIBOR with unaccreted discounts totaling $3.9 million at March 31, 2013.

Our commercial mortgage-backed investment securities portfolio consists mainly of short-term, fixed-rate, senior tranches of seasoned issues with extensive subordination and limited balloon risk. All bonds in this portfolio are AAA-rated.

All of our pooled trust preferred investments were AAA-rated when they were purchased in late 2007 and early 2008 at discounts in excess of 10%. In 2009, the market for this type of investment was severely impacted by the credit crisis leading to increased deferrals and defaults. Credit ratings were also negatively affected in 2009, and all of these securities in our portfolio have at least one rating below investment grade. Rating agencies have started to note the improving collateral statistics, limited number of new deferrals, number of cures, lack of defaults, and rapidly increasing redemptions and coverage ratios. Additionally, rating agencies are increasingly analyzing deferring issuers for probability of default instead of treating all, or nearly all, deferring issuers as defaulted issuers. All of the Bank’s holdings received ratings upgrades by at least one rating agency in 2012. Two of our investments, representing approximately 46% of our total pooled trust preferred investments, currently have composite investment-grade ratings.

We utilize extensive external and internal analysis on the pooled trust preferred investments. Our internal model stress tests all underlying issuers in the pools to project probabilities of deferral or default. Management’s internal modeling runs multiple stress scenarios. The high-stress scenario utilizes immediate defaults for all deferring collateral. Any collateral that management believes may be at risk for deferring or defaulting, based upon its review of the underlying issuers’ most recent financial and regulatory information, is assumed to default immediately. Despite a recent trend of recoveries from previously defaulted trust preferred collateral, the high-stress scenario assumes no recoveries on defaulted collateral. All external and internal stress testing at March 31, 2013 currently projects no loss of principal or interest on any of our pooled trust preferred investments.

All of our pooled trust preferred investments are floating rate “Super Senior” tranches indexed to 90 day LIBOR with unaccreted discounts of $2.0 million at March 31, 2013. The “Super Senior” tranches are the most senior tranches. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches. If certain senior coverage tests are not met, all interest is diverted from subordinate classes to pay down principal on the “Super Senior” tranche. Four of the five issues we own are failing the senior coverage test. This test is structured to protect the holders of the “Super Senior” tranches if deferrals or defaults exceed a specific threshold as a percent of the outstanding senior tranches. As such, the proceeds of any early redemptions, successful tenders, or cures will be used to further pay down principal of the “Super Senior” tranches on these issues. In the first quarter of 2013, the annualized principal pay down rate on these investments was 13.6% and has averaged 12.0% for the past four quarters. Management expects additional cure and redemption announcements in the near term.

A number of previously deferring issuers of our pooled trust preferred investments are resuming payments. At March 31, 2013, 11.0% of these issuers “cured,” or resumed payments since the beginning of 2013. When an issuer cures, all past due interest and accrued interest on the past due interest is paid to the trust.

Management is expecting redemption activity to remain strong over the near term as call windows are now open on all of the securities, certain issuers evaluate the impact of Dodd-Frank changes to Tier 1 capital treatment for these securities, and issuers consider the high cost of this capital in the current low interest rate environment.

Due to the current ratings on the pooled trust preferred investments being below investment grade, the aggregate amortized cost of $21.7 million is classified as substandard in accordance with regulatory requirements.

Deposits

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$114,897	11.8%	$107,670	11.1%	6.7%
Interest-bearing	192,051	19.7	185,388	19.2	3.6
Money market accounts	183,766	18.9	182,001	18.9	1.0
Savings accounts	159,633	16.4	153,799	15.9	3.8
Core deposits	650,347	66.8	628,858	65.1	3.4
Certificates of deposit accounts	323,981	33.2	336,933	34.9	(3.8)
Total deposits	$974,328	100.0%	$965,791	100.0%	.9

Total deposits increased $8.5 million, or .9%, to $974.3 million at March 31, 2013 from $965.8 million at December 31, 2012. This increase was primarily due to a $21.5 million, or 3.4%, increase in core deposits partially offset by a $13.0 million, or 3.8%, decrease in certificates of deposit.

We continue to make progress on our strategic initiative to grow low-cost core deposits. Our HPC program targets both retail and business clients. This direct mail marketing program represents a redirection and expansion of our marketing expense and is designed to attract a younger demographic, enhance growth in core deposits and related fee income, and provide additional cross-selling opportunities. Core deposits also benefited during the first quarter of 2013 due in part to our disciplined pricing strategies which led to clients moving maturing certificates of deposit into money market and savings accounts due to the current low interest rate environment.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own. The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative to FHLB advances. At March 31, 2013, we had $10.4 million in Repo Sweeps compared to $11.1 million at December 31, 2012. The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds. The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds

Borrowed funds consisted of the following at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2013	$15,000	2.22%	$15,000	2.22%
2014 (1)	1,038	6.71	1,038	6.71
2015	15,000	1.42	15,000	1.42
2018 (1)	2,360	5.54	2,360	5.54
2019 (1)	6,053	6.29	6,111	6.29
Total FHLB advances	39,451	2.86	39,509	2.86
Short-term variable-rate borrowed funds - Repo Sweep accounts	10,377.10		11,053.10
Total borrowed funds	$49,828	2.28	$50,562	2.26

(1)	These are amortizing advances and are listed by their contractual final maturity date.

At March 31, 2013 the Bank had a borrowing relationship with the Federal Reserve Bank (FRB) discount window. This line was not utilized during the three months ended March 31, 2013 or 2012.

Shareholders’ Equity

Shareholders’ equity at March 31, 2013 increased slightly to $112.8 million, or 9.84% of total assets, from $111.8 million, or 9.83% of total assets, at December 31, 2012. The increase was primarily due to net income of $1.5 million for the period partially offset by a decrease in accumulated other comprehensive income, net of tax, of $443,000 and dividends declared of $109,000.

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

At March 31, 2013, we had cash and cash equivalents of $154.2 million, an increase of $19.5 million, or 14.5%, from $134.7 million at December 31, 2012. The increase was mainly the result of proceeds received from repayments and prepayments of loans totaling $25.0 million; proceeds received from sales, maturities, and paydowns of investment securities totaling $11.4 million; and increases in deposit accounts totaling $8.5 million. The cash inflows were partially offset by cash outflows related to $28.2 million of investment securities purchases.

We use our sources of funds primarily to meet our ongoing commitments; to fund loan commitments, maturing certificates of deposit, and savings withdrawals; and to maintain an investment securities portfolio. We anticipate that we will continue to have sufficient funds to meet our current commitments.

The parent company’s liquidity needs consist primarily of operating expenses and dividend payments to shareholders. The primary sources of liquidity are cash and cash equivalents and dividends from the Bank. We are prohibited from repurchasing shares or incurring any debt at the parent company without the prior approval of the FRB under our informal regulatory agreement.

Additionally, the Bank requires the prior approval of the Office of the Comptroller of the Currency (OCC) before paying dividends to the Company. Absent such restriction, OCC regulations provide various standards under which the Bank may declare and pay dividends to the parent company without prior approval. The dividends from the Bank are limited to the extent of its cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. At March 31, 2013, under current regulations, the Bank had no net earnings available for dividend declarations to the parent company. At March 31, 2013, the parent company had $1.6 million in cash and cash equivalents. We do not anticipate that these restrictions will have a material adverse impact on our liquidity or ability to continue to pay dividends.

Contractual Obligations

The following table presents our contractual obligations to third parties at March 31, 2013 by maturity:

	Payments Due By Period
	One Year or less	Over One through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$241,310	$68,782	$13,615	$274	$323,981
FHLB advances (1)	15,385	16,789	896	6,381	39,451
Short-term borrowed funds (2)	10,377	—	—	—	10,377
Service bureau contract	1,809	3,617	3,617	—	9,043
Operating leases	362	468	307	1,709	2,846
Dividends payable on common stock	109	—	—	—	109
	$269,352	$89,656	$18,435	$8,364	$385,807

(1)	Does not include interest expense at the weighted-average contractual rate of 2.86% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of .10% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at March 31, 2013:

	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$6,085	$—	$—	$—	$6,085
Commercial real estate:
Owner occupied	3,585	135	—	—	3,720
Non-owner occupied	4,571	—	—	—	4,571
Multifamily	3,494	21	—	—	3,515
Commercial construction and land development	1,797	—	—	—	1,797
Commercial participations	—	—	250	—	250
Retail	4,450	—	—	—	4,450
Commitments to fund unused:
Equity lines of credit	—	—	—	36,986	36,986
Commercial business lines	48,879	6,031	—	—	54,910
Construction loans	298	527	—	—	825
Consumer overdraft lines	125	—	—	—	125
Credit enhancements	2,075	—	4,249	8,512	14,836
Letters of credit	1,739	33	5	—	1,777
	$77,098	$6,747	$4,504	$45,498	$133,847

The commitments listed above do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon. Credit enhancements expire at various dates through 2018. Letters of credit expire at various dates through 2016.

We also have commitments to fund community investments through investments in various limited partnerships, which represent future cash outlays for the construction and development of properties for low-income housing, small business real estate, and historic tax credit projects that qualify under the Community Reinvestment Act. These commitments include $376,000 to be funded over one year. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project. These commitments are not included in the commitment table above.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the below table of total risk-based, tangible, and core capital, as defined in the regulations. In addition, in accordance with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8% and a total risk-based capital to risk-weighted assets ratio of at least 12%. At March 31, 2013 and December 31, 2012, the Bank was deemed to be “well-capitalized” and in excess of the higher individual minimum capital requirements established for the Bank by the OCC.

The total amount of deferred tax assets not included for regulatory capital purposes was $8.6 million and $9.0 million, respectively, at March 31, 2013 and December 31, 2012. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, management considers a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book/tax differences, projected future taxable income within one year, available tax planning strategies, and OCC limitations. Using all information available to us at each statement of condition date, these factors are reviewed and can and do vary from period to period.

The current regulatory capital requirements and the actual capital levels of the Bank at March 31, 2013 and December 31, 2012 are presented in the following table. There are no conditions or events that have occurred since March 31, 2013 that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
At March 31, 2013:
Tangible capital to adjusted total assets	$101,269	8.92%	$17,035	>= 1.5	$22,713	>= 2.0
Tier 1 (core) capital to adjusted total assets	101,269	8.92	45,427	>= 4.0	56,784	>= 5.0
Tier 1 (core) capital to risk-weighted assets	101,269	13.61	29,772	>= 4.0	44,658	>= 6.0
Total risk-based capital to risk-weighted assets	110,607	14.86	59,544	>= 8.0	74,430	>= 10.0

At December 31, 2012:
Tangible capital to adjusted total assets	$99,279	8.81%	$16,896	>= 1.5	$22,527	>= 2.0
Tier 1 (core) capital to adjusted total assets	99,279	8.81	45,055	>= 4.0	56,319	>= 5.0
Tier 1 (core) capital to risk-weighted assets	99,279	12.81	31,008	>= 4.0	46,512	>= 6.0
Total risk-based capital to risk-weighted assets	109,000	14.06	62,016	>= 8.0	77,520	>= 10.0

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at March 31, 2013:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$112,374	$112,374	$112,374
Disallowed deferred tax asset	(8,599)	(8,599)	(8,599)
Adjustment for unrealized gains on certain available-for-sale securities	(1,669)	(1,669)	(1,669)
Other	(837)	(837)	(837)
General allowance for loan losses	—	—	9,338
Regulatory capital of the Bank	$101,269	$101,269	$110,607

Total adjusted assets for Tangible and Tier 1 (core) capital purposes	$1,135,674	$1,135,674
Total risk-weighted assets for risk-based capital purposes			$744,301

The increase in the Bank’s regulatory capital ratios from December 31, 2012 is primarily a result of an increase in the Bank’s shareholders’ equity from net income for the three months ended March 31, 2013 combined with a decrease in total risk-weighted assets due to a decrease in 100% risk-weighted loans and an increase in 0% risk-weighted U.S. Treasury securities.

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

We maintain a comprehensive integrated Asset/Liability Management Policy that establishes written guidelines for the asset/liability management function, including the management of net interest margin, interest rate risk, investment security purchases, liquidity, and contingency funding plans. The Asset/Liability Management Policy falls under the authority of the Board of Directors which in turn assigns its formulation, revision, and administration to the ALCO. The ALCO schedules monthly meetings and consists of certain senior officers and one outside director. The results of the meetings are reported to the Board of Directors. The primary duties of the ALCO are to develop reports and establish procedures to measure and monitor interest rate risk, verify compliance with Board approved interest rate risk tolerance limits, take appropriate actions to mitigate those risks, monitor and discuss the status and results of implemented strategies and tactics, monitor our capital position, review the current and prospective liquidity positions, and monitor alternative funding sources. The policy requires management to measure overall interest rate risk exposure using Net Present Value analysis and net interest income-at-risk analysis.

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

At March 31, 2013, we are reporting interest rate risk (IRR) results based on output from our internal IRR model implemented during 2012. The goals of bringing the third-party IRR model in-house were: to increase the ability to model multiple scenarios and on a more timely basis; to improve securities cash flow projections and shocked economic values for securities; and to allow for improved modeling for rate caps and floors on individual loans, investments, or deposits.

NPV measures our IRR by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a shock in interest rates ranging down 100 to up 300 basis points. The following table shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of March 31, 2013 and December 31, 2012:

		Net Portfolio Value
		At March 31, 2013			At December 31, 2012
		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$133,389	$8,654	6.9%	$128,789	$7,244	6.0%
+	200	132,581	7,846	6.3	127,834	6,289	5.2
+	100	128,904	4,169	3.3	125,419	3,874	3.2
	0	124,735	—	—	121,545	—	—
-	100	120,012	(4,723)	(3.8)	117,995	(3,550)	(2.9)

The increase in the base NPV from December 31, 2012 to March 31, 2013 was caused mainly by an increase in the market value of investment securities and longer durations on non-maturity deposits.

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

The following table presents the projected changes in net interest income over a twelve-month period for the various interest rate change (rate shocks) scenarios at March 31, 2013 and December 31, 2012, respectively:

		Change in Net Interest Income Over a Twelve-Month Period
		March 31, 2013		December 31, 2012
		$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$4,088	13.2%	$3,685	11.5%
+	200	2,821	9.1	2,402	7.5
+	100	1,374	4.4	1,004	3.1
-	100	(21)	(.1)	39.1

The preceding table indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 9.1% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to remain relatively stable in year one. The primary causes for the changes in net interest income over the twelve-month period were a result of the changes in the composition of interest-earning assets and interest-bearing liabilities, their repricing characteristics and frequencies, and related interest rates. The net interest income projections for the rising interest rate scenarios have improved since December 31, 2012 as the Bank has maintained higher levels of liquid interest-earning deposits that reprice daily, a higher percentage of its investment portfolio in floating rate securities, less long term fixed-rate one-to-four family residential mortgages, and $21.5 million of additional low-cost core deposits, which represents 66.8% of deposits at March 31, 2013 versus 65.1% at December 31, 2012. Actual results will differ from the above model results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies. The table above does not reflect any actions we might take in response to changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At March 31, 2013, we were in compliance with all of our Board approved NPV and net interest income at risk tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of the parent company assets and liabilities would not have a material impact on the results presented.

Item 4.        Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.       Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (the 2012 Form 10-K), which could materially affect our business, financial condition, or future results. There have been no material changes from the risk factors as disclosed in the 2012 Form 10-K.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)
We did not repurchase any shares of our common stock during the quarter ended March 31, 2013. Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased. We are currently prohibited from repurchasing our common stock without prior approval of the FRB pursuant to an informal regulatory agreement with the FRB.

Item 3.          Defaults Upon Senior Securities

(a)	None.

(b)	Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

(a)	Not applicable.

(b)	None.

Item 6.           Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
3.1	Articles of Incorporation of CFS Bancorp, Inc. (1)
3.2	Amended and Restated Bylaws of CFS Bancorp, Inc. (2)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (3)
10.21	Change in Control Agreement between Citizens Financial Bank and Rebecca D. Rees (4)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0
The following financial statements from the CFS Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 9, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of condition, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of changes in shareholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements (5)

(1)	Incorporated herein by reference to the Company’s Definitive Proxy Statement from the 2005 Annual Meeting of Shareholders filed with the SEC on March 25, 2005 (File No. 000-24611).

(2)	Incorporated herein by reference to the Company’s Form 8-K filed with the SEC on December 17, 2010.

(3)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.

(4)	Incorporated herein by reference to the Company’s Form 8-K filed with the SEC on April 26, 2013.

(5)
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

CFS BANCORP, INC.

Date:	May 9, 2013	By:	/s/ Daryl D. Pomranke
Daryl D. Pomranke President and Chief Executive Officer

Date:	May 9, 2013	By:	/s/ Jerry A. Weberling
Jerry A. Weberling Executive Vice President and Chief Financial Officer