Form 10-Q
period 2013-06-30
CFS BANCORP INC
filed 2013-08-12
CIK 1058438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013.

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

The Registrant had 10,893,810 shares of Common Stock issued and outstanding as of July 31, 2013.

CFS BANCORP, INC.
Form 10-Q

CFS BANCORP, INC.
Condensed Consolidated Statements of Condition

	June 30, 2013	December 31, 2012
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and amounts due from depository institutions	$16,697	$20,577
Interest-earning deposits with banks	132,929	114,122
Cash and cash equivalents	149,626	134,699
Investment securities available-for-sale, at fair value	219,931	203,290
Investment securities held-to-maturity, at cost	12,984	15,458
Loans receivable, net of deferred fees	660,072	692,267
Allowance for loan losses	(12,660)	(12,185)
Net loans	647,412	680,082
Loans held for sale	1,620	1,509
Federal Home Loan Bank stock, at cost	6,188	6,188
Bank-owned life insurance	36,367	36,604
Accrued interest receivable	2,470	2,528
Other real estate owned	21,878	23,347
Office properties and equipment	15,293	15,768
Net deferred tax assets	12,375	11,302
Other assets	5,404	7,334
Total assets	$1,131,548	$1,138,109

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$961,945	$965,791
Borrowed funds	49,306	50,562
Advance payments by borrowers for taxes and insurance	4,322	4,734
Other liabilities	4,763	5,200
Total liabilities	1,020,336	1,026,287

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.01 par value; 15,000,000 shares authorized	—	—
Common stock, $.01 par value; 85,000,000 shares authorized; 23,423,306 shares issued; 10,894,112 and 10,874,687 shares outstanding	234	234
Additional paid-in capital	187,207	187,260
Retained earnings	78,033	76,914
Treasury stock, at cost; 12,529,194 and 12,548,619 shares	(154,443)	(154,698)
Accumulated other comprehensive income, net of tax	181	2,112
Total shareholders’ equity	111,212	111,822
Total liabilities and shareholders’ equity	$1,131,548	$1,138,109

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(Dollars in thousands, except share and per share data)
Interest income:
Loans receivable	$7,495	$8,243	$15,195	$16,629
Investment securities	1,731	2,186	3,324	4,316
Other interest-earning assets	121	103	245	196
Total interest income	9,347	10,532	18,764	21,141
Interest expense:
Deposits	828	1,294	1,759	2,684
Borrowed funds	286	294	571	590
Total interest expense	1,114	1,588	2,330	3,274
Net interest income	8,233	8,944	16,434	17,867
Provision for loan losses	1,076	1,150	1,586	2,200
Net interest income after provision for loan losses	7,157	7,794	14,848	15,667
Non-interest income:
Deposit related fees	1,648	1,578	3,168	3,047
Net gain (loss) on sale of:
Investment securities (includes $192 and $305 for the three months ended June 30, 2013 and 2012, respectively, and $376 and $723 for the six months ended June 30, 2013 and 2012, respectively, related to accumulated other comprehensive earnings reclassifications)	192	305	376	723
Loans held for sale	106	200	569	359
Other real estate owned	(542)	86	(532)	39
Income from bank-owned life insurance	134	162	464	702
Other income	268	312	615	597
Total non-interest income	1,806	2,643	4,660	5,467
Non-interest expense:
Compensation and employee benefits	4,418	4,467	8,788	9,180
Professional fees	1,141	198	1,469	451
Net occupancy expense	625	679	1,319	1,387
Data processing expense	544	445	1,057	883
FDIC insurance premiums and regulatory assessments	479	490	960	978
Furniture and equipment expense	398	468	801	925
Marketing	315	322	584	726
Other real estate owned related expense, net	114	316	364	934
Loan collection expense	248	119	381	237
Severance and early retirement expense	—	—	—	876
Other general and administrative expenses	1,182	1,038	2,196	2,172
Total non-interest expense	9,464	8,542	17,919	18,749
Income (loss) before income tax expense (benefit)	(501)	1,895	1,589	2,385
Income tax expense (benefit)	(334)	541	254	541
Net income (loss)	$(167)	$1,354	$1,335	$1,844

Per share data:
Basic earnings (loss) per share	$(.02)	$.13	$.12	$.17
Diluted earnings (loss) per share	(.02)	.13	.12	.17
Cash dividends declared per share	.01	—	.02	.01
Weighted-average common and common share equivalents outstanding:
Basic	10,790,267	10,750,313	10,764,855	10,724,103
Diluted	10,869,069	10,806,555	10,840,096	10,776,476

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)
	(Dollars in thousands)
Net income (loss)	$(167)	$1,354	$1,335	$1,844
Other comprehensive loss:
Unrealized holding losses arising during the period related to investment securities available-for-sale:
Unrealized net losses	(2,230)	(291)	(2,799)	(609)
Related income tax benefit	860	90	1,099	376
Net unrealized losses	(1,370)	(201)	(1,700)	(233)
Less: reclassification adjustment for net gains realized during the period on investment securities available-for-sale:
Realized net gains	192	305	376	723
Related income tax expense	(74)	(119)	(145)	(270)
Net realized gains	118	186	231	453
Other comprehensive loss	(1,488)	(387)	(1,931)	(686)
Comprehensive income (loss)	$(1,655)	$967	$(596)	$1,158

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock	Additional Paid-In Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(Unaudited) (Dollars in thousands)
Balance at January 1, 2012	$234	$187,030	$72,683	$(154,773)	$(1,926)	$103,248
Net income	—	—	1,844	—	—	1,844
Other comprehensive loss	—	—	—	—	(686)	(686)
Amortization of stock based compensation	—	6	—	—	—	6
Forfeiture of restricted stock awards	—	615	2	(615)	—	2
Vesting of restricted stock awards	—	318	—	(26)	—	292
Grants of restricted stock awards	—	(590)	—	590	—	—
Dividends declared on common stock ($.01 per share)	—	—	(109)	—	—	(109)
Balance at June 30, 2012	$234	$187,379	$74,420	$(154,824)	$(2,612)	$104,597

Balance at January 1, 2013	$234	$187,260	$76,914	$(154,698)	$2,112	$111,822
Net income	—	—	1,335	—	—	1,335
Other comprehensive loss	—	—	—	—	(1,931)	(1,931)
Amortization of stock based compensation	—	5	—	—	—	5
Forfeiture of restricted stock awards	—	538	3	(538)	—	3
Vesting of restricted stock awards	—	229	—	(32)	—	197
Grants of restricted stock awards	—	(825)	—	825	—	—
Dividends declared on common stock ($.02 per share)	—	—	(219)	—	—	(219)
Balance at June 30, 2013	$234	$187,207	$78,033	$(154,443)	$181	$111,212

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
OPERATING ACTIVITIES:
Net income	$1,335	$1,844
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,586	2,200
Depreciation and amortization	638	760
Net discount accretion on investment securities available-for-sale	(667)	(881)
Net premium amortization on investment securities held-to-maturity	54	66
Net (gain) loss on sale of:
Investment securities	(376)	(723)
Loans held for sale	(569)	(359)
Other real estate owned	532	(39)
Properties and equipment	(3)	(8)
Writedowns on other real estate owned	318	684
Deferred income tax expense	178	554
Amortization of cost of stock benefit plans	5	—
Proceeds from sale of loans held for sale	25,657	20,790
Origination of loans held for sale	(25,003)	(19,689)
Increase in cash surrender value of bank-owned life insurance	(464)	(702)
Net change in other assets and liabilities	3,067	(3,169)
Net cash flows provided by operating activities	6,288	1,328
INVESTING ACTIVITIES:
Proceeds from sale of:
Investment securities, available-for-sale	23,366	22,343
Other real estate owned	2,902	1,950
Properties and equipment	3	26
Proceeds from maturities and paydowns of:
Investment securities, available-for-sale	21,958	31,715
Investment securities, held-to-maturity	2,420	2,340
Purchases of:
Investment securities, available-for-sale	(64,096)	(46,032)
Properties and equipment	(163)	(423)
Net change in loans receivable	27,409	(6,854)
Proceeds from bank-owned life insurance	701	542
Net cash flows provided by investing activities	14,500	5,607
FINANCING ACTIVITIES:
Net decrease in:
Deposit accounts	(3,974)	(10,330)
Advance payments by borrowers for taxes and insurance	(412)	(32)
Short-term borrowed funds	(1,150)	(2,794)
Repayments of Federal Home Loan Bank advances	(106)	(100)
Dividends paid on common stock	(219)	(218)
Net cash flows used for financing activities	(5,861)	(13,474)
Increase (decrease) in cash and cash equivalents	14,927	(6,539)
Cash and cash equivalents at beginning of period	134,699	92,072
Cash and cash equivalents at end of period	$149,626	$85,533

CFS BANCORP, INC.
Condensed Consolidated Statements of Cash Flows (continued)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
	(Dollars in thousands)
Supplemental disclosures:
Loans and land transferred to other real estate owned	$2,337	$2,719
Cash paid for interest on deposits	1,744	2,687
Cash paid for interest on borrowed funds	574	594
Cash paid for income taxes	—	—

See accompanying notes to the unaudited condensed consolidated financial statements.

CFS BANCORP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information or footnotes necessary for a complete presentation of financial condition, results of operations, or cash flows in accordance with U.S. generally accepted accounting principles. In our opinion, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation have been included. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the year ending December 31, 2013. The June 30, 2013 condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2012 included in the Company’s Annual Report on Form 10-K. The Company’s condensed consolidated statement of condition as of December 31, 2012 has been derived from the Company’s audited consolidated statement of condition as of that date.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except share and per share data)
Net income (loss)	$(167)	$1,354	$1,335	$1,844
Weighted-average common shares:
Outstanding	10,790,267	10,750,313	10,764,855	10,724,103
Equivalents (1)	78,802	56,242	75,241	52,373
Total	10,869,069	10,806,555	10,840,096	10,776,476
Earnings (loss) per share:
Basic	$(.02)	$.13	$.12	$.17
Diluted	(.02)	.13	.12	.17
Number of anti-dilutive stock options excluded from the diluted earnings (loss) per share calculation	242,995	399,795	314,995	425,895
Weighted-average exercise price of anti-dilutive option shares	$14.12	$14.06	$14.09	$14.06

(1)	Assumes exercise of dilutive stock options, a portion of the unearned restricted stock awards, and treasury shares held in Rabbi Trust accounts.

3.	Investment Securities

The amortized cost of investment securities and their fair values are as follows for the periods indicated:

	June 30, 2013
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$61,000	$61,395	$324	$(535)	$61,184
Government sponsored entity (GSE) securities	23,000	23,477	354	(277)	23,554
Collateralized mortgage obligations	64,285	60,680	3,013	(24)	63,669
Commercial mortgage-backed securities	47,104	48,683	706	(20)	49,369
GSE residential mortgage-backed securities	2,201	2,368	—	(190)	2,178
Asset backed securities	3,818	3,569	181	—	3,750
Pooled trust preferred securities	21,178	19,466	—	(3,239)	16,227
Total available-for-sale investment securities	$222,586	$219,638	$4,578	$(4,285)	$219,931

Held-to-maturity investment securities:
Asset backed securities	$5,526	$5,604	$160	$—	$5,764
Municipal securities	7,380	7,380	23	(10)	7,393
Total held-to-maturity investment securities	$12,906	$12,984	$183	$(10)	$13,157

	December 31, 2012
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$17,000	$16,964	$405	$(6)	$17,363
Government sponsored entity (GSE) securities	45,000	45,628	848	(8)	46,468
Collateralized mortgage obligations	67,902	63,367	3,735	(36)	67,066
Commercial mortgage-backed securities	44,267	45,178	1,251	—	46,429
GSE residential mortgage-backed securities	2,224	2,400	—	(32)	2,368
Asset backed securities	4,182	3,876	177	—	4,053
Pooled trust preferred securities	24,508	22,409	—	(2,867)	19,542
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$205,283	$199,822	$6,417	$(2,949)	$203,290

Held-to-maturity investment securities:
Asset backed securities	$6,446	$6,578	$219	$—	$6,797
Municipal securities	8,880	8,880	45	—	8,925
Total held-to-maturity investment securities	$15,326	$15,458	$264	$—	$15,722

The Company’s investments in collateralized mortgage obligations consisted of $10.3 million and $4.0 million fair value, respectively, of GSE issued investment securities and $53.4 million and $63.1 million, respectively, of non-agency (private issued) residential investment securities at June 30, 2013 and December 31, 2012.

Investment securities with unrealized losses aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position are presented in the following tables for the dates indicated:

	June 30, 2013
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$43,978	$(535)	$—	$—	$43,978	$(535)
GSE securities	8,285	(277)	—	—	8,285	(277)
Collateralized mortgage obligations	7,595	(22)	699	(2)	8,294	(24)
Commercial mortgage-backed securities	9,646	(20)	—	—	9,646	(20)
GSE residential mortgage-backed securities	2,178	(190)	—	—	2,178	(190)
Pooled trust preferred securities	—	—	16,227	(3,239)	16,227	(3,239)
Total available-for-sale investment securities	$71,682	$(1,044)	$16,926	$(3,241)	$88,608	$(4,285)

Held-to-maturity investment securities:
Municipal securities	$1,680	$(10)	$—	$—	$1,680	$(10)
Total held-to-maturity investment securities	$1,680	$(10)	$—	$—	$1,680	$(10)

	December 31, 2012
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$4,984	$(6)	$—	$—	$4,984	$(6)
GSE securities	2,468	(8)	—	—	2,468	(8)
Collateralized mortgage obligations	6,705	(36)	—	—	6,705	(36)
GSE residential mortgage-backed securities	2,368	(32)	—	—	2,368	(32)
Pooled trust preferred securities	—	—	19,542	(2,867)	19,542	(2,867)
	$16,525	$(82)	$19,542	$(2,867)	$36,067	$(2,949)

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

At June 30, 2013, the Company’s pooled trust preferred investment securities consisted of “Super Senior” securities backed by senior securities issued mainly by bank and thrift holding companies. Due to the structure of the securities, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal for the “Super Senior” tranches. In management’s belief, the continued decline in value is primarily attributable to macroeconomic conditions affecting the liquidity of these securities and not necessarily the expected cash flows of the individual securities. The fair value of these securities is expected to recover as the securities approach their maturity date.

Unrealized losses on pooled trust preferred investment securities have not been recognized in income because management does not have the intent to sell these securities and has the ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in fair value, which may be at maturity. We may, from time to time, dispose of an impaired security in response to asset/liability management decisions, regulatory considerations, market movements, business plan changes, or if the net proceeds could be reinvested at a rate of return that is expected to recover the loss within a reasonable period of time. The Company concluded that the unrealized losses that existed at June 30, 2013 did not constitute other-than-temporary impairments.

The amortized cost and fair value of investment securities at June 30, 2013, by contractual maturity, are shown in the following tables. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Investment securities not due at a single maturity date are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Treasury securities:
Due after one year through five years	$61,395	$61,184
GSE securities:
Due after one year through five years	17,031	17,348
Due after five years through ten years	6,446	6,206
Collateralized mortgage obligations:
Due after one year through five years	210	215
Due after five years through ten years	4,108	4,301
Due after ten years	56,362	59,153
Commercial mortgage-backed securities:
Due after ten years	48,683	49,369
GSE residential mortgage-backed securities:
Due after ten years	2,368	2,178
Asset backed securities:
Due after ten years	3,569	3,750
Pooled trust preferred securities:
Due after ten years	19,466	16,227
	$219,638	$219,931

	Held-to-Maturity
	Amortized Cost	Fair Value
	(Dollars in thousands)
Asset backed securities:
Due after one year through five years	$5,604	$5,764
Municipal securities:
Due in one year or less	3,000	3,011
Due after one year through five years	4,380	4,382
	$12,984	$13,157

The Company realized gross gains of $192,000 and $305,000, respectively, on the sale of available-for-sale investment securities for the three months ended June 30, 2013 and 2012. Gross gains realized on the sale of available-for-sale investment securities for the six months ended June 30, 2013 and 2012 totaled $376,000 and $723,000, respectively.

The carrying value of investment securities pledged as collateral to secure public deposits, repurchase sweep agreement (Repo Sweep) accounts, and other purposes was $16.7 million and $29.1 million, respectively, at June 30, 2013 and December 31, 2012.

At June 30, 2013, other than the U.S. Government, its agencies, and GSEs, the Company had holdings of investment securities from one separate issuer in an amount greater than 10% of shareholders’ equity as identified in the following table:

	Book Value	Market Value	# of Underlying Pools
	(Dollars in thousands)
Issuer:
JP Morgan Chase Commercial Mortgage Securities Corp	$17,879	$18,211	4

There are four different collateral pools of geographically diversified commercial real estate loans backing four commercial mortgage-backed securities issued by JP Morgan Chase Commercial Mortgage Securities Corp. Three of the four collateral pools consist of commercial real estate loans originated prior to 2006 and one collateral pool consists of loans originated in 2010.

4.   Loans Receivable

Loans receivable are summarized as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$95,675	$102,628
Commercial real estate:
Owner occupied	97,906	98,046
Non-owner occupied	157,517	164,392
Multifamily	72,806	75,228
Commercial construction and land development	14,166	20,228
Commercial participations	3,661	5,311
Total commercial loans	441,731	465,833
Retail loans:
One-to-four family residential	170,879	175,943
Home equity lines of credit	44,026	46,477
Retail construction	913	1,176
Consumer	3,232	3,305
Total retail loans	219,050	226,901
Total loans receivable	660,781	692,734
Net deferred loan fees	(709)	(467)
Total loans receivable, net of deferred loan fees	$660,072	$692,267

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

The first component of the allowance for loan losses contains allocations for probable incurred losses that we have identified relating to impaired loans pursuant to ASC 310-10, Receivables. The Company individually evaluates for impairment all loans classified substandard on non-accrual status and over $375,000 to enable management to identify potential losses over a larger cross section of the loan portfolio. We also individually evaluate for impairment all loans for which we have initiated foreclosure proceedings. For all portfolio segments, loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. If management determines a loan is collateral-dependent, management will charge-off any identified collateral shortfall against the allowance for loan losses.

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

As a result of the significant economic downturn that was occurring both locally and nationally during 2008, it was necessary to redefine the Company’s credit and underwriting policies to better identify and evaluate the risks in the various categories of its loan portfolio. To continue the shift in the Company’s lending focus that began in mid-2007, it hired a Chief Operating Officer, who is now the Company’s Chief Executive Officer, to develop and execute a business and lending strategy focused on different markets than those the Company had historically pursued. In connection with implementing this lending strategy, a new Senior Credit Officer, credit manager, and four new credit analysts were also hired. Additionally, management developed and implemented a new credit policy and enhanced the Company’s underwriting standards and objective underwriting matrix. Based upon its revised lending strategy and defined risk tolerances, management continued to reduce its reliance on non-owner occupied commercial real estate loans, substantially reduced originations of commercial construction and land development loans, and stopped purchasing commercial participation and syndication loans. These loan portfolios carry a higher degree of risk due to the overall larger size of individual loans as well as repayment being dependent on the successful management of the project, the sale of the property securing the loan, or management of the participation by the lead lender.

In order to identify, segregate, and attempt to illustrate the remaining credit risk related to the deemphasized loan categories that were originated prior to the Company’s current risk tolerances, credit policy, and underwriting standards, management segregated the Company’s loan portfolio by the loans initial origination date into two categories. Loans that were originated prior to January 1, 2008 are included in the Pre-1/1/08 portfolio (Pre-1/1/08) whereas loans originated subsequent to January 2, 2008, are included in the Post-1/1/08 portfolio (Post-1/1/08). Loans that were renewed or modified subsequent to their initial origination are included in the respective portfolios based on their initial loan origination date.

During the second quarter of 2013, management revised its calculation methodology for the second component of the allowance for loan losses to segregate the historical losses on the Pre-1/1/08 and Post-1/1/08 loan portfolios. The revised analysis first identifies the historical loss experience by the Pre-1/1/08 and Post-1/1/08 portfolios in order to better identify the losses associated with each of the portfolios. Management then segregates the Pre-1/1/08 and Post-1/1/08 portfolios by loan reporting category and loan risk rating including pass, special mention, substandard, and doubtful rated credits. The historical loss factors are then applied to the respective loan Pre-1/1/08 and Post-1/1/08 portfolios, loan categories, and risk ratings. Management will then factor in additional qualitative adjustments based on a subjective determination and review of the underlying trends in internal and external factors currently affecting the loan portfolio. The net impact of the changes in the allowance methodology was a $2.94 million reduction in the required allowance at June 30, 2013 which was primarily due to the higher historical loss factors being applied to the smaller amount of loans within the Pre-1/1/08 portfolio and the calculation of a separate historical loss experience factor for pass-rated credits within the Pre-1/1/08 and the Post-1/1/08 portfolios.

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

The following tables present the activity in the allowance for loan losses for the three and six month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Balance at beginning of period	$1,081	$2,644	$3,703	$911	$1,172	$647	$1,118	$554	$47	$147	$12,024
Provision for loan losses	(200)	(154)	3,788	(38)	(918)	(1,671)	54	174	(26)	67	1,076
Loans charged-off:
Current period charge-offs	—	(232)	(954)	(91)	(33)	—	(9)	(121)	—	(74)	(1,514)
Previously established specific reserves	—	(55)	—	—	—	—	—	—	—	—	(55)
Total loans charged-off	—	(287)	(954)	(91)	(33)	—	(9)	(121)	—	(74)	(1,569)
Recoveries	5	22	54	1	—	1,035	3	2	—	7	1,129
Balance at end of period	$886	$2,225	$6,591	$783	$221	$11	$1,166	$609	$21	$147	$12,660

	Six Months Ended June 30, 2013
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Balance at beginning of period	$1,169	$2,470	$3,761	$926	$1,436	$601	$1,101	$552	$16	$153	$12,185
Provision for loan losses	(216)	(8)	4,026	16	(1,182)	(1,625)	161	237	69	108	1,586
Loans charged-off:
Current period charge-offs	(80)	(232)	(1,389)	(161)	(33)	—	(119)	(183)	(64)	(131)	(2,392)
Previously established specific reserves	—	(55)	—	—	—	—	—	—	—	—	(55)
Total loans charged-off	(80)	(287)	(1,389)	(161)	(33)	—	(119)	(183)	(64)	(131)	(2,447)
Recoveries	13	50	193	2	—	1,035	23	3	—	17	1,336
Balance at end of period	$886	$2,225	$6,591	$783	$221	$11	$1,166	$609	$21	$147	$12,660

	Three Months Ended June 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Balance at beginning of period	$1,063	$2,196	$3,697	$600	$1,313	$951	$1,459	$374	$4	$111	$11,768
Provision for loan losses	645	151	163	—	129	(275)	(43)	334	—	46	1,150
Loans charged-off:
Current period charge-offs	(436)	—	(75)	—	—	(25)	(70)	(243)	—	(43)	(892)
Previously established specific reserves	—	—	—	—	—	—	—	—	—	—	—
Total loans charged-off	(436)	—	(75)	—	—	(25)	(70)	(243)	—	(43)	(892)
Recoveries	12	—	14	—	—	—	2	3	—	5	36
Balance at end of period	$1,284	$2,347	$3,799	$600	$1,442	$651	$1,348	$468	$4	$119	$12,062

	Six Months Ended June 30, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Balance at beginning of period	$1,236	$2,129	$3,935	$370	$1,198	$1,467	$1,521	$442	$3	$123	$12,424
Provision for loan losses	578	218	981	608	244	(791)	1	317	1	43	2,200
Loans charged-off:
Current period charge-offs	(555)	—	(436)	(378)	—	(25)	(184)	(295)	—	(60)	(1,933)
Previously established specific reserves	—	—	(718)	—	—	—	—	—	—	—	(718)
Total loans charged-off	(555)	—	(1,154)	(378)	—	(25)	(184)	(295)	—	(60)	(2,651)
Recoveries	25	—	37	—	—	—	10	4	—	13	89
Balance at end of period	$1,284	$2,347	$3,799	$600	$1,442	$651	$1,348	$468	$4	$119	$12,062

The following tables provide other information regarding the allowance for loan losses and balances by portfolio segment and impairment methodology at the dates indicated:

	At June 30, 2013
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$363	$3,201	$—	$207	$—	$—	$—	$—	$—	$3,771
Collectively evaluated for impairment	886	1,862	3,390	783	14	11	1,166	609	21	147	8,889
Total evaluated for impairment	$886	$2,225	$6,591	$783	$221	$11	$1,166	$609	$21	$147	$12,660

Loans receivable:
Individually evaluated for impairment	$1,868	$8,677	$30,691	$2,544	$2,324	$1,235	$2,845	$534	$85	$—	$50,803
Collectively evaluated for impairment	93,807	89,229	126,826	70,262	11,842	2,426	168,034	43,492	828	3,232	609,978
Total loans receivable	$95,675	$97,906	$157,517	$72,806	$14,166	$3,661	$170,879	$44,026	$913	$3,232	$660,781

	At December 31, 2012
		Commercial Real Estate
	Commercial and Industrial	Owner Occupied	Non- Owner Occupied	Multifamily	Construction and Land Development	Commercial Participations	One-to- four Family Residential	HELOC	Retail Construction	Consumer	Total
	(Dollars in thousands)
Ending allowance balance:
Individually evaluated for impairment	$—	$—	$217	$—	$180	$—	$—	$—	$—	$—	$397
Collectively evaluated for impairment	1,169	2,470	3,544	926	1,256	601	1,101	552	16	153	11,788
Total evaluated for impairment	$1,169	$2,470	$3,761	$926	$1,436	$601	$1,101	$552	$16	$153	$12,185

Loans receivable:
Individually evaluated for impairment	$2,039	$9,082	$21,503	$3,351	$2,366	$339	$1,808	$620	$—	$—	$41,108
Collectively evaluated for impairment	100,589	88,964	142,889	71,877	17,862	4,972	174,135	45,857	1,176	3,305	651,626
Total loans receivable	$102,628	$98,046	$164,392	$75,228	$20,228	$5,311	$175,943	$46,477	$1,176	$3,305	$692,734
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

The Company’s loans receivable portfolio is summarized by risk rating category as follows:

	Risk Rating at June 30, 2013
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$84,197	$2,059	$2,373	$7,046	$—	$95,675
Commercial real estate:
Owner occupied	79,891	6,582	3,282	7,899	252	97,906
Non-owner occupied	103,195	5,787	17,364	31,171	—	157,517
Multifamily	61,007	2,218	6,523	3,058	—	72,806
Commercial construction and land development	4,427	390	—	8,999	350	14,166
Commercial participations	2,317	—	109	1,235	—	3,661
Total commercial loans	335,034	17,036	29,651	59,408	602	441,731

Retail loans:
One-to-four family residential	165,428	—	—	5,451	—	170,879
Home equity lines of credit	43,358	—	—	668	—	44,026
Retail construction	828	—	—	85	—	913
Consumer	3,232	—	—	—	—	3,232
Total retail loans	212,846	—	—	6,204	—	219,050
Total loans receivable	$547,880	$17,036	$29,651	$65,612	$602	$660,781

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$543,095	$17,036	$29,651	$39,274	$—	$629,056
Delinquent:
30-59 days	3,388	—	—	266	—	3,654
60-89 days	1,397	—	—	—	—	1,397
90 days or more	—	—	—	—	—	—
Non-accrual	—	—	—	26,072	602	26,674
Total loans receivable	$547,880	$17,036	$29,651	$65,612	$602	$660,781

	Risk Rating at December 31, 2012
	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$79,622	$12,896	$8,411	$1,699	$—	$102,628
Commercial real estate:
Owner occupied	78,247	11,121	745	7,933	—	98,046
Non-owner occupied	116,080	19,115	18,899	10,214	84	164,392
Multifamily	68,213	3,233	597	3,185	—	75,228
Commercial construction and land development	17,088	774	—	2,016	350	20,228
Commercial participations	4,860	112	—	339	—	5,311
Total commercial loans	364,110	47,251	28,652	25,386	434	465,833

Retail loans:
One-to-four family residential	170,138	—	—	5,805	—	175,943
Home equity lines of credit	45,638	—	—	839	—	46,477
Retail construction	1,027	—	—	149	—	1,176
Consumer	3,305	—	—	—	—	3,305
Total retail loans	220,108	—	—	6,793	—	226,901
Total loans receivable	$584,218	$47,251	$28,652	$32,179	$434	$692,734

	Pass	Pass Watch	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Current	$580,930	$46,469	$27,037	$5,650	$—	$660,086
Delinquent:
30-59 days	2,307	782	597	30	—	3,716
60-89 days	981	—	1,018	—	—	1,999
90 days or more	—	—	—	—	—	—
Non-accrual	—	—	—	26,499	434	26,933
Total loans receivable	$584,218	$47,251	$28,652	$32,179	$434	$692,734

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

The Company’s loan portfolio delinquency status and its non-accrual loans are presented in the following tables at the dates indicated. The Company’s loans that are current and on non-accrual status include loans that have been restructured as troubled debt restructurings (TDRs) and have not yet met the required six months of payments under the restructured terms to be returned to accrual status.

The Company’s loan portfolio delinquency status is summarized as follows:

	Delinquency at June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Current Non- accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$—	$385	$—	$1,499	$1,884	$93,791	$95,675	$304
Commercial real estate:
Owner occupied	291	306	—	5,815	6,412	91,494	97,906	1,713
Non-owner occupied	470	—	—	7,241	7,711	149,806	157,517	568
Multifamily	—	—	—	2,357	2,357	70,449	72,806	1,700
Commercial construction and land development	—	—	—	2,324	2,324	11,842	14,166	250
Commercial participations	—	—	—	1,235	1,235	2,426	3,661	1,235
Total commercial loans	761	691	—	20,471	21,923	419,808	441,731	5,770

Retail loans:
One-to-four family residential	2,528	706	—	5,451	8,685	162,194	170,879	1,468
Home equity lines of credit	365	—	—	667	1,032	42,994	44,026	16
Retail construction	—	—	—	85	85	828	913	—
Consumer	—	—	—	—	—	3,232	3,232	—
Total retail loans	2,893	706	—	6,203	9,802	209,248	219,050	1,484
Total loans receivable	$3,654	$1,397	$—	$26,674	$31,725	$629,056	$660,781	$7,254

	Delinquency at December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Non- accrual	Total Past Due and Non- accrual	Current	Total Loans Receivable	Current Non- accrual Loans
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$152	$917	$—	$449	$1,518	$101,110	$102,628	$228
Commercial real estate:
Owner occupied	426	21	—	5,417	5,864	92,182	98,046	2,976
Non-owner occupied	276	153	—	9,083	9,512	154,880	164,392	1,564
Multifamily	597	—	—	2,775	3,372	71,856	75,228	—
Commercial construction and land development	—	—	—	2,366	2,366	17,862	20,228	250
Commercial participations	—	—	—	339	339	4,972	5,311	—
Total commercial loans	1,451	1,091	—	20,429	22,971	442,862	465,833	5,018

Retail loans:
One-to-four family residential	1,836	908	—	5,671	8,415	167,528	175,943	1,596
Home equity lines of credit	417	—	—	683	1,100	45,377	46,477	48
Retail construction	—	—	—	150	150	1,026	1,176	—
Consumer	12	—	—	—	12	3,293	3,305	—
Total retail loans	2,265	908	—	6,504	9,677	217,224	226,901	1,644
Total loans receivable	$3,716	$1,999	$—	$26,933	$32,648	$660,086	$692,734	$6,662

The Company’s impaired loans are summarized in the following tables and include loans that are individually reviewed for impairment as well as impaired retail loans at June 30, 2013 that have not had foreclosure proceedings initiated and are below management’s scope for individual impairment review due to immateriality.

	At June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$1,868	$1,989	$80	$—
Commercial real estate:
Owner occupied	5,008	6,968	1,851	—
Non-owner occupied	9,357	12,011	2,298	—
Multifamily	2,544	2,627	—	—
Commercial construction and land development	924	1,017	93	—
Commercial participations	1,235	1,235	—	—
Retail loans:
One-to-four family residential	6,851	7,007	156	—
Home equity lines of credit	667	784	117	—
Retail construction	85	150	65	—
Total	$28,539	$33,788	$4,660	$—

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$3,669	$4,201	$470	$363
Non-owner occupied	21,334	21,573	—	3,201
Commercial construction and land development	1,400	1,450	—	207
Total	$26,403	$27,224	$470	$3,771

Total impaired loans:
Commercial	$47,339	$53,071	$4,792	$3,771
Retail	7,603	7,941	338	—
Total	$54,942	$61,012	$5,130	$3,771

	At December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Partial Charge-offs to Date	Related Allowance
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$2,039	$2,498	$423	$—
Commercial real estate:
Owner occupied	9,082	11,201	2,034	—
Non-owner occupied	18,979	21,290	1,740	—
Multifamily	3,351	3,979	550	—
Commercial construction and land development	956	1,017	60	—
Commercial participations	339	5,583	5,104	—
Retail loans:
One-to-four family residential	7,041	7,206	165	—
Home equity lines of credit	713	808	95	—
Retail construction	150	150	—	—
Total	$42,650	$53,732	$10,171	$—

Loans with a specific valuation allowance:
Commercial real estate:
Non-owner occupied	$2,524	$2,586	$—	$217
Commercial construction and land development	1,410	1,450	—	180
Total	$3,934	$4,036	$—	$397

Total impaired loans:
Commercial	$38,680	$49,604	$9,911	$397
Retail	7,904	8,164	260	—
Total	$46,584	$57,768	$10,171	$397

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the periods indicated. The majority of the interest income is recognized on a cash basis at the time the payment is received.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
Loans without a specific valuation allowance:
Commercial loans:
Commercial and industrial	$1,878	$9	$1,835	$20	$1,947	$16	$2,066	$47
Commercial real estate:
Owner occupied	5,295	13	11,811	13	5,325	36	11,792	21
Non-owner occupied	10,167	44	28,547	113	10,532	84	29,179	182
Multifamily	2,545	4	3,703	10	2,546	7	3,890	21
Commercial construction and land development	952	—	3,316	—	954	—	3,316	—
Commercial participations	1,238	—	2,450	—	1,239	—	2,515	—
Retail loans:
One-to-four family residential	6,873	62	7,086	79	6,907	120	7,103	118
Home equity lines of credit	737	3	550	5	751	6	550	7
Retail construction	85	—	320	—	116	—	321	—
Total	$29,770	$135	$59,618	$240	$30,317	$269	$60,732	$396

Loans with a specific valuation allowance:
Commercial real estate:
Owner occupied	$3,688	$15	$—	$—	$3,711	$27	$—	$—
Non-owner occupied	21,369	413	2,592	—	21,420	694	2,593	—
Commercial construction and land development	1,400	—	1,450	—	1,402	—	1,450	—
Total	$26,457	$428	$4,042	$—	$26,533	$721	$4,043	$—

Total impaired loans:
Commercial	$48,532	$498	$55,704	$156	$49,076	$864	$56,801	$271
Retail	7,695	65	7,956	84	7,774	126	7,974	125
Total	$56,227	$563	$63,660	$240	$56,850	$990	$64,775	$396

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

The following tables summarize the loans that have been restructured as TDRs during the three and six months ended June 30, 2013 and 2012. The increase in the commercial real estate - non-owner occupied TDR balances was related to one performing and current $13.1 million loan which was deemed a TDR during the second quarter of 2013, resulting in the establishment of a $2.8 million specific reserve.

	Three Months Ended June 30,
	2013			2012
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Non-owner occupied	1	$13,123	$13,123	—	$—	$—
Multifamily	1	1,612	1,700	—	—	—
Total commercial loans	2	14,735	14,823	—	—	—

Retail loans – one-to-four family residential	4	245	264	2	386	389
Total loans	6	$14,980	$15,087	2	$386	$389

	Six Months Ended June 30,
	2013			2012
	Count	Balance prior to TDR	Balance after TDR	Count	Balance prior to TDR	Balance after TDR
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Owner occupied	—	$—	$—	2	$259	$305
Non-owner occupied	1	13,123	13,123	1	66	83
Multifamily	1	1,612	1,700	—	—	—
Total commercial loans	2	14,735	14,823	3	325	388

Retail loans – one-to-four family residential	4	245	264	8	872	906
Total loans	6	$14,980	$15,087	11	$1,197	$1,294

A default is identified when a TDR is 90 days or more past due, transferred to non-accrual status, or transferred to other real estate owned within twelve months of restructuring. The Company had no TDRs that defaulted during the three and six months ended June 30, 2013 and had a one-to-four family residential TDR totaling $69,000 that defaulted during the three and six months ended June 30, 2012.

The table below summarizes the Company’s TDRs by loan category and accrual status at the dates indicated:

	June 30, 2013			December 31, 2012
	Accruing	Non- accruing	Total	Accruing	Non- accruing	Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$514	$209	$723	$543	$228	$771
Commercial real estate:
Owner occupied	1,989	2,718	4,707	3,926	2,434	6,360
Non-owner occupied	15,249	2,691	17,940	11,524	3,057	14,581
Multifamily	250	1,700	1,950	253	—	253
Commercial construction and land development	—	250	250	—	250	250
Commercial participations	—	—	—	—	93	93
Total commercial loans	18,002	7,568	25,570	16,246	6,062	22,308

Retail loans – one-to-four family residential	1,400	3,160	4,560	1,370	3,307	4,677
Total troubled debt restructurings	$19,402	$10,728	$30,130	$17,616	$9,369	$26,985

At June 30, 2013, TDRs totaled $30.1 million, of which $5.2 million were performing in accordance with their agreements and on non-accrual status.

Management monitors the TDRs based on the type of modification or concession granted to the borrower. These types of modifications may include rate reductions, payment/term extensions, forgiveness of principal, forbearance, and other applicable actions. Of the various noted concessions, management predominantly utilizes rate reductions and lower monthly payments, either from a longer amortization period or interest only repayment schedule, because these concessions provide needed payment relief without risking the loss of principal. Management will also agree to a forbearance agreement when it is deemed appropriate to avoid foreclosure. The following table sets forth the Company’s TDRs by portfolio segment to quantify the type of modification or concession provided for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013				2012
	Commercial Real Estate
	Non- Owner Occupied	Multifamily	One-to- four Family Residential	Total	One-to- four Family Residential	Total
	(Dollars in thousands)
Rate reduction	$—	$—	$77	$77	$169	$169
Payment extension	—	—	50	50	—	—
Rate reduction and payment extension	13,123	—	79	13,202	220	220
A/B note structure	—	1,700	—	1,700	—	—
Other	—	—	58	58	—	—
Total troubled debt restructurings	$13,123	$1,700	$264	$15,087	$389	$389

	Six Months Ended June 30,
	2013				2012
	Commercial Real Estate				Commercial Real Estate
	Non- Owner Occupied	Multifamily	One-to- four Family Residential	Total	Owner Occupied	Non- Owner Occupied	One-to- four Family Residential	Total
	(Dollars in thousands)
Rate reduction	$—	$—	$77	$77	$—	$—	$414	$414
Payment extension	—	—	50	50	—	—	36	36
Rate reduction and payment extension	13,123	—	79	13,202	305	83	456	844
A/B note structure	—	1,700	—	1,700	—	—	—	—
Other	—	—	58	58	—	—	—	—
Total troubled debt restructurings	$13,123	$1,700	$264	$15,087	$305	$83	$906	$1,294

At June 30, 2013, TDRs increased $3.1 million to $30.1 million from $27.0 million at December 31, 2012. The activity related to the Company’s TDRs is presented in the following table for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$16,633	$25,883	$26,985	$25,849
Restructured loans identified as TDRs	15,087	389	15,087	1,294
Protective advances and miscellaneous	28	10	70	459
Repayments and payoffs	(577)	(1,067)	(802)	(2,387)
Charge-offs	(1,041)	(47)	(1,142)	(47)
Performing TDRs no longer considered impaired	—	—	(10,068)	—
Ending balance	$30,130	$25,168	$30,130	$25,168

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

The following tables set forth the Company’s financial assets by level within the fair value hierarchy that were measured at fair value on a recurring basis at the dates indicated:

		Fair Value Measurements at June 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$61,184	$—	$61,184	$—
GSE securities	23,554	—	23,554	—
Collateralized mortgage obligations	63,669	—	63,669	—
Commercial mortgage-backed securities	49,369	—	49,369	—
GSE residential mortgage-backed securities	2,178	—	2,178	—
Asset backed securities	3,750	—	3,750	—
Pooled trust preferred securities	16,227	—	—	16,227

		Fair Value Measurements at December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. Treasury securities	$17,363	$—	$17,363	$—
GSE securities	46,468	—	46,468	—
Collateralized mortgage obligations	67,066	—	67,066	—
Commercial mortgage-backed securities	46,429	—	46,429	—
GSE residential mortgage-backed securities	2,368	—	2,368	—
Asset backed securities	4,053	—	4,053	—
Pooled trust preferred securities	19,542	—	—	19,542
GSE preferred stock	1	1	—	—

Level 1 investment securities are valued using quoted prices in active markets for identical assets. The Company used Level 1 prices for its GSE preferred stock at December 31, 2012. The GSE preferred stock was sold for a $20,400 gain during the first quarter of 2013.

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

The Company determined that Level 3 pricing models should be utilized for valuing its pooled trust preferred investment securities. The markets for these securities and for similar securities at June 30, 2013 were illiquid. There have been a limited number of observable transactions in the secondary market; however, a new issue market does not exist. Management has determined a valuation approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs will be more representative of fair value than the market approach valuation technique.

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

The following is a reconciliation of the beginning and ending balances for the periods indicated of recurring fair value measurements recognized in the accompanying condensed consolidated statements of condition using Level 3 inputs:

	Pooled Trust Preferred Securities
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning balance	$18,636	$15,467	$19,542	$18,555
Total realized and unrealized gains (losses):
Included in accumulated other comprehensive income (loss)	(173)	469	(372)	(2,062)
Principal repayments	(2,495)	(1,141)	(3,330)	(1,810)
Discount accretion	259	151	387	263
Ending balance	$16,227	$14,946	$16,227	$14,946

The following tables set forth the Company’s financial and non-financial assets by level within the fair value hierarchy that were measured at fair value on a non-recurring basis at the dates indicated:

		Fair Value Measurements at June 30, 2013
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$36,373	$—	$—	$37,266
Other real estate owned	807	—	—	434

		Fair Value Measurements at December 31, 2012
	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans (collateral-dependent)	$10,292	$—	$—	$10,292
Other real estate owned	2,492	—	—	2,492

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

Fair value measurements for impaired loans are performed pursuant to ASC 310-10, Receivables, and are measured on a non-recurring basis. Certain impaired loans were partially charged-off or re-evaluated during the second quarter of 2013. These impaired loans were carried at fair value as estimated using current and prior appraisals, discounting factors, the borrowers’ financial results, estimated cash flows generated from the property, and other factors. The change in the fair value of impaired loans that were valued based upon Level 3 inputs was approximately $4.7 million and $880,000 for the three months ended June 30, 2013 and 2012, respectively, and $5.1 million and $1.7 million, respectively, for the six months ended June 30, 2013 and 2012. These losses are not recorded directly as an adjustment to current earnings or other comprehensive income (loss), but rather as a component in determining the overall adequacy of the allowance for loan losses. These adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses recorded in future earnings.

The estimated fair value of other real estate owned is based on current or prior appraisals, less estimated costs to sell of 10%. Other real estate owned is classified within Level 3 of the fair value hierarchy. Appraisals of other real estate owned are obtained when the real estate is acquired and subsequently as deemed necessary by the AMC. The SCO reviews the appraisals for accuracy and consistency. Appraisers are selected from the list of approved appraisers maintained by the SCO with input from the Bank’s Loan Committee. The reduction in fair value of other real estate owned was $55,000 and $199,000, respectively, for the three months ended June 30, 2013 and 2012 and $164,000 and $684,000, respectively, for the six months ended June 30, 2013 and 2012. The changes were recorded as adjustments to current earnings through other real estate owned related expenses.

The following tables set forth quantitative information about unobservable inputs used in recurring and nonrecurring Level 3 fair value measurements at the dates indicated:

	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Averages)
	(Dollars in thousands)
Pooled trust preferred securities	$16,227	Consensus pricing*	Default assumptions Discount rates	Varies by security 5.64% - 6.29% (5.76%)
Impaired loans (collateral-dependent)	36,373	Market comparable properties	Marketability discount	10%
Other real estate owned	807	Market comparable properties	Marketability discount	10%

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Inputs	Range (Weighted Averages)
	(Dollars in thousands)
Pooled trust preferred securities	$19,542	Consensus pricing*	Default assumptions Discount rates	Varies by security 4.56% - 5.46% (4.74%)
Impaired loans (collateral-dependent)	10,292	Market comparable properties	Marketability discount	10%
Other real estate owned	2,492	Market comparable properties	Marketability discount	10%

* Consensus pricing is provided by a widely used pricing source.

The value of the pooled trust preferred securities is determined using multiple pricing models or similar techniques from third-party sources as well as significant unobservable inputs such as judgment or estimations by the Company in the weighting of the models. The unobservable inputs used in the fair value measurement of the Company’s investment in pooled trust preferred securities are default assumptions and discount rates. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, changes in either of those inputs will not affect the other input.

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

	June 30, 2013
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$149,626	$149,626	$149,626	$—	$—
Investment securities, available-for-sale	219,931	219,931	—	203,704	16,227
Investment securities, held-to-maturity	12,984	13,157	—	13,157	—
Loans receivable, net of allowance for loan losses	647,412	647,589	—	—	647,589
Loans held for sale	1,620	1,620	—	1,620	—
Federal Home Loan Bank stock	6,188	6,188	6,188	—	—
Interest receivable	2,470	2,470	—	2,470	—
Total financial assets	$1,040,231	$1,040,581	$155,814	$220,951	$663,816

Financial Liabilities:
Deposits	$961,945	$963,508	$657,314	$—	$306,194
Borrowed funds	49,306	51,368	—	51,368	—
Advance payments by borrowers	4,322	4,322	—	4,322	—
Interest payable	80	80	—	80	—
Total financial liabilities	$1,015,653	$1,019,278	$657,314	$55,770	$306,194

	December 31, 2012
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Cash and cash equivalents	$134,699	$134,699	$134,699	$—	$—
Investment securities, available-for-sale	203,290	203,290	1	183,747	19,542
Investment securities, held-to-maturity	15,458	15,722	—	15,722	—
Loans receivable, net of allowance for loan losses	680,082	681,550	—	—	681,550
Loans held for sale	1,509	1,509	—	1,509	—
Federal Home Loan Bank stock	6,188	6,188	6,188	—	—
Interest receivable	2,528	2,528	—	2,528	—
Total financial assets	$1,043,754	$1,045,486	$140,888	$203,506	$701,092

Financial Liabilities:
Deposits	$965,791	$968,115	$628,858	$—	$339,257
Borrowed funds	50,562	53,360	—	53,360	—
Advance payments by borrowers	4,734	4,734	—	4,734	—
Interest payable	68	68	—	68	—
Total financial liabilities	$1,021,155	$1,026,277	$628,858	$58,162	$339,257
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

Omnibus Equity Incentive Plan – The Company’s 2008 Omnibus Equity Incentive Plan (Equity Incentive Plan) authorized the issuance of 270,000 shares of its common stock. In addition, there were 64,500 shares that had not yet been issued or were forfeited, canceled, or unexercised at the end of the option term under the 2003 Stock Option Plan when it was frozen. These shares and any other shares that may be forfeited, canceled, or expired are available for any type of share-based awards in the future under the Equity Incentive Plan. At June 30, 2013, shares available for future grants under the Equity Incentive Plan totaled 294,898 shares.

Restricted Stock

The following table presents the activity for restricted stock for the six months ended June 30, 2013:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	120,737	$4.72
Granted	67,430	7.66
Vested	(39,175)	3.71
Forfeited	(43,969)	5.75
Unvested at June 30, 2013	105,023	6.55

The compensation expense related to restricted stock for the three months ended June 30, 2013 and 2012 totaled $53,000 and $49,000, respectively. The compensation expense related to restricted stock for the six months ended June 30, 2013 totaled $39,000, net of a reversal of $52,000 for the unearned and forfeited 2012 grants. The compensation expense related to restricted stock for the six months ended June 30, 2012 was $70,000. At June 30, 2013, the remaining unamortized cost of the restricted stock awards was reflected as a reduction in additional paid-in capital and totaled $688,000. This cost is expected to be recognized over a weighted-average period of 3.4 years, which is subject to the actual number of shares earned and vested.

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

The following table presents the activity under the Company’s stock option plans for the six months ended June 30, 2013:

	Number of Options	Weighted- Average Exercise Price
Options outstanding at December 31, 2012	407,795	$13.59
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired unexercised	(144,800)	13.99
Options outstanding at June 30, 2013	262,995	13.38

For stock options outstanding at June 30, 2013, the range of exercise prices was $4.40 to $14.76, and the weighted-average remaining contractual term was 1.8 years. At June 30, 2013, 242,995 of the Company’s outstanding stock options were fully vested and out-of-the-money with no intrinsic value. Of the remaining 20,000 stock options, 5,000 were exercisable at June 30, 2013. All of the 20,000 options were in-the-money with an intrinsic value of $126,400, which represents the difference between the Company’s closing stock price on the last day of trading for the second quarter of 2013 and the exercise price multiplied by the number of in-the-money options, assuming all option holders had exercised their stock options on the last day of trading for the same period. Stock option expense for the three months ended June 30, 2013 and 2012 was $3,000. Stock option expense for the six months ended June 30, 2013 and 2012 was $5,000 and $6,000, respectively. There were no stock options exercised during the three and six months ended June 30, 2013 and 2012. The Company reissues treasury shares, to the extent available, to satisfy option exercises.

8.	Pending Merger

In a joint press release dated May 13, 2013, First Merchants Corporation (First Merchants) and the Company announced First Merchants’ intent to acquire the Company in an all-stock transaction.  Under the terms of the merger agreement, shareholders of the Company will have the right to receive .65 shares of First Merchants common stock for each share of Company common stock held by them. The transaction is expected to close in the fourth quarter of 2013, subject to approval by the Company’s and First Merchants’ shareholders, regulatory approvals, and the satisfaction of customary conditions provided in the merger agreement.

Upon the closing of the merger, the Company will recognize a liability of approximately $1.9 million related to retention payments and the accelerated vesting of restricted shares and stock options of Company stock to certain executive officers of the Company.

9.	Subsequent Event

On July 30, 2013, a putative class action lawsuit captioned Jay Orlando v. CFS Bancorp, Inc., et al., No. 13-CV-00261 was filed in U.S. District Court in the Northern District of Indiana against the Company, the individual directors of the Company, and First Merchants Corporation on behalf of the public shareholders of the Company. The complaint generally alleges various claims of federal securities law violations and that the directors of the Company breached their fiduciary duties by providing materially inadequate disclosures and material disclosure omissions with respect to the proposed merger with First Merchants Corporation. The plaintiffs seek (1) class certification, (2) to enjoin the merger or, in the event the merger is completed before entry of a final judgment, to rescind the merger or be awarded an unspecified amount of rescissory damages, (3) compensatory damages in an unspecified amount, and (4) costs and expenses, including attorneys’ fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on the Company. The Company believes the claim against it is without merit and intends to contest the matter vigorously.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-Q, in our other filings with the United States Securities and Exchange Commission (SEC), and in our press releases or other shareholder communications are “forward-looking statements,” as that term is defined in U.S. federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our ability to successfully execute our strategy and Strategic Growth and Diversification Plan, the level and sufficiency of the Bank’s current regulatory capital and equity ratios, our ability to continue to diversify the loan portfolio, efforts at deepening client relationships, increasing levels of core deposits, lowering non-performing asset levels, managing and reducing credit-related costs, increasing revenue growth and levels of earning assets, the effects of general economic and competitive conditions nationally and within our core market area, the ability to sell other real estate owned properties and mortgage loans held for sale, the sufficiency of the levels of provision for and the allowance for loan losses, amounts of charge-offs, levels of loan and deposit growth, interest on loans, asset yields and cost of funds, net interest income, net interest margin, non-interest income, non-interest expense, the interest rate environment, and other risk factors identified in the filings we make with the SEC. In addition, these forward-looking statements include, but are not limited to, statements relating to the benefits of the proposed merger (the Merger) between First Merchants and us, including future financial and operating results and are subject to significant risks, assumptions, and uncertainties that may cause results to differ materially from those set forth in forward-looking statements, including, among other things: the risk that the businesses of First Merchants and us will not be integrated successfully or such integration may be more difficult, time-consuming, or costly than expected; expected revenue synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; revenues following the Merger may be lower than expected; client and employee relationships and business operations may be disrupted by the Merger; the ability to obtain required governmental and shareholder approvals; and the ability to complete the Merger in the expected timeframe.

You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. The words “anticipate,” “believe,” “estimate,” “expect,” “indicate,” “intend,” “intend to,” “plan,” “project,” “should,” “will,” “would be,” or similar expressions, or the negative thereof, as well as statements that include future events, tense, or dates, or that are not historical or current facts, as they relate to us, our business, prospects, or our management, are intended to identify forward-looking statements. For further discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements see “Part I. Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2012. Such forward-looking statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, assumptions, and changes in circumstances. Forward-looking statements are not guarantees of future performance or outcomes, and actual results or events may differ materially from those included in these statements, including whether the merger is effectuated or not. We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, unanticipated events, or circumstances after the date of such statements unless required to do so under the federal securities laws.

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

The first component of the allowance for loan losses contains allocations for probable incurred losses that management has identified relating to impaired loans pursuant to Accounting Standards Codification (ASC) 310-10, Receivables. We individually evaluate for impairment all loans classified substandard on non-accrual status and over $375,000 to enable management to identify potential losses over a larger cross section of the loan portfolio. We also individually evaluate for impairment all loans for which we have initiated foreclosure proceedings. For all portfolio segments, loans are considered impaired when, based on current information and events, it is probable that the borrower will not be able to fulfill its obligation according to the contractual terms of the loan agreement. The impairment loss, if any, is generally measured based on the present value of expected cash flows discounted at the loan’s effective interest rate. As a practical expedient, impairment may be measured based on the loan’s observable market price, or the fair value of the collateral, if the loan is collateral-dependent. A loan is considered collateral-dependent when the repayment of the loan will be provided solely by the underlying collateral and there are no other available and reliable sources of repayment. If we determine a loan is collateral-dependent, we will charge-off any identified collateral shortfall against the allowance for loan losses.

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

During the second quarter of 2013, management revised its calculation methodology for the second component of the allowance for loan losses to segregate the historical losses on the Pre-1/1/08 and Post-1/1/08 loan portfolios (see “Loans Receivable” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further discussions about the Pre-1/1/08 and Post-1/1/08 loan portfolios.) The revised analysis first identifies the historical loss experience by the Pre-1/1/08 and Post-1/1/08 portfolios in order to better identify the losses associated with each of the portfolios. Management then segregates the Pre-1/1/08 and Post-1/1/08 portfolios by loan reporting category and loan risk rating including pass, special mention, substandard, and doubtful rated credits. The historical loss factors are then applied to the respective loan Pre-1/1/08 and Post-1/1/08 portfolios, loan categories, and risk ratings. Management will then factor in additional qualitative adjustments based on a subjective determination and review of the underlying trends in internal and external factors currently affecting the loan portfolio. The net impact of the changes in the allowance methodology was a $2.94 million reduction in the required allowance at June 30, 2013 which was primarily due to the higher historical loss factors being applied to the smaller amount of loans within the Pre-1/1/08 portfolio and the calculation of a separate historical loss factor for pass-rated credits for the Pre-1/1/08 and the Post-1/1/08 portfolios. At June 30, 2013, over 92% of our historical losses since January 1, 2008 related specifically to loans within the Pre-1/1/08 portfolio.

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

Investment Securities. Under ASC 320-10, Investments – Debt and Equity Securities, investment securities must be classified as held-to-maturity, available-for-sale, or trading. We determine the appropriate classification at the time of purchase. The classification of investment securities is significant since it directly impacts the accounting for unrealized gains and losses on investment securities. Debt investment securities are classified as held-to-maturity and carried at amortized cost when we have the positive intent and the ability to hold the investment securities to maturity. Investment securities not classified as held-to-maturity are classified as available-for-sale and carried at fair value, with the unrealized holding gains and losses, net of tax, reported in other comprehensive income and with no effect on earnings until realized. Investment in FHLB stock is carried at cost. We have no trading account investment securities.

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

Under U.S. GAAP, a valuation allowance is required to be recognized if it is more likely than not that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning our evaluation of both positive and negative evidence, our forecasts of future income, applicable tax planning strategies, and assessments of current and future economic and business conditions. The tax planning strategies we considered in our deferred tax asset analysis include, but are not limited to, the termination of the bank-owned life insurance program, the sale/leaseback of our owned office properties, and the sale of our municipal securities with reinvestment of the proceeds in taxable securities. Positive evidence includes current positive earning trends, the existence of taxes paid in available carryback years, and the probability that taxable income will continue to be generated in future periods, while negative evidence includes any cumulative losses in the current year and prior two years and general business and economic trends.

At June 30, 2013, based on the results of our regular assessment of the ability to realize our deferred tax assets, we concluded that, based on all available evidence, both positive and negative, approximately $6.5 million of our deferred tax assets did not meet the “more likely than not” threshold for realization. Although realization of the remaining net deferred tax assets of $12.4 million is not assured, we believe it is more likely than not that all of the recorded deferred tax assets will be realized based on available tax planning strategies and our projections of future taxable income. The positive evidence considered in our analysis of the remaining deferred tax assets included our long-term history of generating taxable income; the cyclical nature of the industry in which we operate; the fact that a portion of the losses realized in 2011 were partly attributable to syndicated/participation lending which we stopped investing in during 2007; our history of fully realizing net operating losses, including the federal net operating loss from a $45.0 million taxable loss in 2004; and the relatively long remaining tax loss carryforward periods (19 years for federal income tax purposes, seven years for the state of Indiana, and 12 years for the state of Illinois). The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during tax loss carryforward periods are reduced. Any reduction in estimated future taxable income may require us to record an additional valuation allowance against our deferred tax assets, which would result in additional income tax expense in the period and could have a significant impact on our future earnings.

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

We believe our tax policies and practices are critical accounting policies because the determination of our tax provision and current and deferred tax assets and liabilities have a material impact on our results of operations and the carrying value of our assets. We believe our tax assets and liabilities are adequate and are properly recorded in the consolidated financial statements at June 30, 2013.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Performance Overview

The following tables provide selected financial and performance information for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Net income (loss)	$(167)	$1,354	$1,335	$1,844
Diluted earnings (loss) per share	(.02)	.13	.12	.17
Pre-tax, pre-provision earnings, as adjusted (1)	2,258	3,089	5,047	5,870
Return on average assets (2)	(.06)%	.47%	.24%	.32%
Return on average equity (2)	(.59)	5.25	2.39	3.56
Average interest-earning assets	$1,027,146	$1,052,039	$1,028,681	$1,048,907
Net interest income	8,233	8,944	16,434	17,867
Net interest margin (2)	3.21%	3.42%	3.22%	3.43%
Non-interest income	$1,806	$2,643	$4,660	$5,467
Non-interest expense	9,464	8,542	17,919	18,749
Efficiency ratio (3)	96.11%	75.71%	86.49%	82.92%

	June 30, 2013	December 31, 2012	June 30, 2012
Book value per share	$10.21	$10.28	$9.62
Shareholders’ equity to total assets	9.83%	9.83%	9.24%
Bank Capital Ratios:
Tier 1 core capital ratio	9.08	8.81	8.56
Tier 1 risk-based capital ratio	14.06	12.81	12.10
Total risk-based capital ratio	15.31	14.06	13.35

(1)	See “Non-U.S. GAAP Financial Information” on page 43.

(2)	Annualized.

(3)	The efficiency ratio is calculated by dividing non-interest expense by the sum of net interest income and non-interest income, excluding net gain on sale of investment securities.

The following discussion and analysis presents the more significant factors affecting our financial condition as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013, and as compared to the same periods in the prior year. This discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto included in this report.

We recorded a net loss of $(167,000), or $(.02) per share for the three months ended June 30, 2013, which represents a decrease of 112% from net income of $1.4 million, or $.13 per diluted share, for the comparable 2012 period. Our earnings were negatively impacted by lower net interest income, a loss on the sale of a large commercial participation other real estate owned property, and $971,000 of merger-related expenses. These merger-related expenses were primarily legal and investment banking fees for services rendered in connection with the merger with First Merchants Corporation announced in May 2013 and the preparation and review of the required regulatory filings. Non-interest expense increased by $922,000, or 10.8%, to $9.5 million for the second quarter of 2013 from $8.5 million for the second quarter of 2012 primarily due to $949,000 of professional fees in connection with the merger.

Our problem asset resolution efforts continue, reducing our level of non-performing assets to $48.6 million at June 30, 2013, a decrease of 3.4% from $50.3 million at December 31, 2012. The ratio of non-performing assets to total assets decreased to 4.29% at June 30, 2013 from 4.42% at December 31, 2012. Driving the decrease in non-performing assets was a 6.3% decrease in other real estate owned to $21.9 million at June 30, 2013 from $23.3 million at December 31, 2012, which was partially offset by a 1.0% increase in non-performing loans. Our non-performing loans to total loans increased to 4.04% at June 30, 2013 from 3.89% at December 31, 2012, primarily due to the 4.7% decrease in total loans outstanding. Of the total non-performing loans at June 30, 2013, $7.3 million, or 27.2%, are current and performing in accordance with their loan agreements.

The targeted growth segments in our loan portfolio include commercial and industrial and owner occupied and multifamily commercial real estate, which in the aggregate comprised 60.3% of the commercial loan portfolio at June 30, 2013, compared to 59.2% at December 31, 2012 and 55.6% at June 30, 2012. In addition, our focus on deepening client relationships continues to emphasize core deposit growth. Total core deposits as a percentage of total deposits increased to 68.3% at June 30, 2013 from 65.1% at December 31, 2012 and 62.5% at June 30, 2012. The increase was primarily due to an increase in non-interest bearing accounts and the continued shrinkage in certificates of deposit in this low interest rate environment.

At June 30, 2013, our shareholders’ equity decreased slightly to $111.2 million, or 9.83% of assets, compared to $111.8 million, or 9.83% of assets, at December 31, 2012 and $104.6 million, or 9.24% of assets, at June 30, 2012. The decrease from December 31, 2012 was primarily due to net income of $1.3 million partially offset by a decrease in accumulated other comprehensive income, net of tax, of $1.9 million primarily due to higher interest rates and dividends declared of $219,000.

The Bank’s Tier 1 capital ratio increased 27 basis points to 9.08% at June 30, 2013 from 8.81% at December 31, 2012 and 52 basis points from 8.56% at June 30, 2012. The Bank’s total risk-based capital to risk-weighted assets ratio increased 125 basis points to 15.31% at June 30, 2013 from 14.06% at December 31, 2012 and 196 basis points from 13.35% at June 30, 2012. The increase in the capital ratios are primarily related to a decrease in risk-weighted assets. At June 30, 2013, the Bank was deemed to be “well-capitalized” and in excess of the individual minimum capital requirements established by the OCC in December 2012 of 8% for Tier 1 core capital and 12% for total risk-based capital to risk-weighted assets.

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

The following table reconciles income before income taxes in accordance with U.S. GAAP to the non-U.S. GAAP measurement of pre-tax, pre-provision earnings, as adjusted:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Reconciliation of Income (Loss) Before Income Taxes to Pre-Tax, Pre-Provision Earnings, as adjusted:
Income (loss) before income taxes	$(501)	$1,895	$1,589	$2,385
Provision for loan losses	1,076	1,150	1,586	2,200
Pre-tax, pre-provision earnings	575	3,045	3,175	4,585

Add back (subtract):
Net (gain) loss on sale of:
Investment securities	(192)	(305)	(376)	(723)
Other real estate owned	542	(86)	532	(39)
Merger-related expenses	971	—	971	—
Other real estate owned related expense, net	114	316	364	934
Loan collection expense	248	119	381	237
Severance and early retirement expense	—	—	—	876
Pre-tax, pre-provision earnings, as adjusted	$2,258	$3,089	$5,047	$5,870

Pre-tax, pre-provision earnings, as adjusted, to average assets (annualized)	.80%	1.07%	.89%	1.02%

Pre-tax, pre-provision earnings, as adjusted, decreased to $2.3 million for the second quarter of 2013 compared to $3.1 million for the second quarter of 2012 primarily as a result of lower gains on the sales of loans held for sale combined with a decrease in net interest income due to lower loan balances and our increased level of liquidity.

Average Balances/Rates

The following table reflects the average yield on assets and average cost of liabilities for the periods indicated. Average balances are derived from average daily balances.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$663,471	$7,495	4.53%	$705,410	$8,243	4.70%
Investment securities (2)	246,277	1,731	2.78	252,698	2,186	3.42
Other interest-earning assets (3)	117,398	121.41		93,931	103.44
Total interest-earning assets	1,027,146	9,347	3.65	1,052,039	10,532	4.03
Non-interest earning assets	111,401			110,060
Total assets	$1,138,547			$1,162,099
Interest-bearing liabilities:
Deposits:
Checking accounts	$193,637	$52.11%		$181,584	$76.17%
Money market accounts	184,228	85.19		195,382	139.29
Savings accounts	161,690	73.18		142,827	70.20
Certificates of deposit	313,337	618.79		371,021	1,009	1.09
Total deposits	852,892	828.39		890,814	1,294.58
Borrowed funds:
Other short-term borrowed funds	10,262	2.08		10,810	4.15
FHLB advances	39,410	284	2.85	39,774	290	2.88
Total borrowed funds	49,672	286	2.28	50,584	294	2.30
Total interest-bearing liabilities	902,564	1,114.50		941,398	1,588.68
Non-interest bearing deposits	112,141			105,927
Other non-interest bearing liabilities	10,823			10,947
Total liabilities	1,025,528			1,058,272
Shareholders’ equity	113,019			103,827
Total liabilities and shareholders’ equity	$1,138,547			$1,162,099
Net interest-earning assets	$124,582			$110,641
Net interest income / interest rate spread		$8,233	3.15%		$8,944	3.35%
Net interest margin			3.21%			3.42%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.80%			111.75%

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of investment securities are based on amortized cost.
(3)	Includes FHLB stock and interest-earning bank deposits.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)	$669,791	$15,195	4.57%	$707,061	$16,629	4.73%
Investment securities (2)	237,746	3,324	2.78	255,789	4,316	3.34
Other interest-earning assets (3)	121,144	245.41		86,057	196.46
Total interest-earning assets	1,028,681	18,764	3.68	1,048,907	21,141	4.05
Non-interest earning assets	111,315			111,737
Total assets	$1,139,996			$1,160,644
Interest-bearing liabilities:
Deposits:
Checking accounts	$191,076	$104.11%		$179,977	$159.18%
Money market accounts	183,277	178.20		195,749	310.32
Savings accounts	158,879	146.19		139,468	137.20
Certificates of deposit	322,120	1,331.83		374,534	2,078	1.12
Total deposits	855,352	1,759.41		889,728	2,684.61
Borrowed funds:
Other short-term borrowed funds	10,658	5.09		12,074	9.15
FHLB advances	39,435	566	2.85	39,797	581	2.89
Total borrowed funds	50,093	571	2.27	51,871	590	2.25
Total interest-bearing liabilities	905,445	2,330.52		941,599	3,274.70
Non-interest bearing deposits	110,609			103,786
Other non-interest bearing liabilities	11,359			11,207
Total liabilities	1,027,413			1,056,592
Shareholders’ equity	112,583			104,052
Total liabilities and shareholders’ equity	$1,139,996			$1,160,644
Net interest-earning assets	$123,236			$107,308
Net interest income / interest rate spread		$16,434	3.16%		$17,867	3.35%
Net interest margin			3.22%			3.43%
Ratio of average interest-earning assets to average interest-bearing liabilities			113.61%			111.40%

(1)	The average balance of loans receivable includes loans held for sale and non-performing loans, interest on which is recognized on a cash basis.
(2)	Average balances of investment securities are based on amortized cost.
(3)	Includes FHLB stock and interest-earning bank deposits.

Rate/Volume Analysis

The following table shows the impact of changes in the volume of interest-earning assets and interest-bearing liabilities and changes in interest rates on our interest income and interest expense for the period indicated. Changes attributable to the combined impact of rate and volume have been allocated proportionally to the changes due to rate and changes due to volume.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 Compared to 2012			2013 Compared to 2012
	Change due to Rate	Change due to Volume	Total Change	Change due to Rate	Change due to Volume	Total Change
	(Dollars in thousands)
Interest income:
Loans receivable	$(268)	$(480)	$(748)	$(576)	$(858)	$(1,434)
Investment securities	(400)	(55)	(455)	(703)	(289)	(992)
Other interest-earning assets	(6)	24	18	(24)	73	49
Total interest income	(674)	(511)	(1,185)	(1,303)	(1,074)	(2,377)

Interest expense:
Deposits:
Checking accounts	(29)	5	(24)	(64)	9	(55)
Money market accounts	(46)	(8)	(54)	(113)	(19)	(132)
Savings accounts	(5)	8	3	(9)	18	9
Certificates of deposit	(250)	(141)	(391)	(482)	(265)	(747)
Total deposits	(330)	(136)	(466)	(668)	(257)	(925)
Borrowed funds:
Other short-term borrowed funds	(2)	—	(2)	(3)	(1)	(4)
FHLB advances	(3)	(3)	(6)	(10)	(5)	(15)
Total borrowed funds	(5)	(3)	(8)	(13)	(6)	(19)
Total interest expense	(335)	(139)	(474)	(681)	(263)	(944)
Net change in net interest income	$(339)	$(372)	$(711)	$(622)	$(811)	$(1,433)

Net Interest Income

Net Interest Income. Net interest income decreased 7.9% to $8.2 million for the three months ended June 30, 2013 compared to $8.9 million for the three months ended June 30, 2012. Net interest income decreased 8.0% to $16.4 million for the six months ended June 30, 2013 compared to $17.9 million for the six months ended June 30, 2012. The net interest margin for the three and six months ended June 30, 2013 decreased 21 basis points to 3.21% and 3.22%, respectively, from 3.42% and 3.43%, respectively, for the comparable 2012 periods. Our net interest margin was negatively impacted by loans comprising a smaller proportion of interest-earning assets and the maintenance of a higher level of liquidity. We believe that higher levels of liquidity, modest loan demand, a reduced but still elevated level of non-performing assets, the continued low interest rate environment, and significant narrowing of spreads available on new investment security purchases will continue to pressure our net interest margin for the foreseeable future.

Interest Income. Interest income decreased 11.3% to $9.3 million for the three months ended June 30, 2013 from $10.5 million for the comparable 2012 period. For the six months ended June 30, 2013, interest income decreased 11.2% to $18.8 million from $21.1 million for the comparable 2012 period. The weighted-average rate on interest-earning assets decreased 38 and 37 basis points to 3.65% and 3.68%, respectively, for the three and six months ended June 30, 2013 from 4.03% and 4.05% for the comparable 2012 periods. The decreases are primarily related to the reinvestment of proceeds from sales and maturities of investment securities in lower-yielding investments, lower loan balances, and maintaining higher levels of short-term liquid investments due to the lack of suitable higher-yielding investment alternatives in the current low interest rate environment combined with modest loan demand.

Interest Expense. Interest expense decreased 29.8% to $1.1 million for the three months ended June 30, 2013 from $1.6 million for the comparable 2012 period. The average cost of interest-bearing liabilities decreased 18 basis points to .50% for the three months ended June 30, 2013 from .68% for the 2012 period. For the six months ended June 30, 2013, interest expense decreased 28.8% to $2.3 million from $3.3 million for the comparable 2012 period. The average cost of interest-bearing liabilities decreased 18 basis points to .52% for the six months ended June 30, 2013 from .70% for the 2012 period. Our continuing success in increasing the proportion of low-cost core deposits to total deposits and continued disciplined pricing on new and renewing certificates of deposit contributed to the decreases in interest expense during the 2013 periods.

Interest expense on interest-bearing deposits decreased 36.0% to $828,000 for the three months ended June 30, 2013 from $1.3 million for the comparable 2012 period. The weighted-average cost of interest-bearing deposits decreased 19 basis points to .39% for the three months ended June 30, 2013 from .58% for the comparable 2012 period. For the six months ended June 30, 2013, interest expense on interest-bearing deposits decreased 34.5% to $1.8 million from $2.7 million for the comparable 2012 period and the weighted-average cost of interest-bearing deposits decreased 20 basis points to .41% for the six months ended June 30, 2013 from .61% for the comparable 2012 period. The decreases are primarily the result of lower rates on increased balances of core deposits and the repricing of maturing certificates of deposit at lower interest rates.

Interest expense on borrowed funds decreased 2.7% to $286,000 for the three months ended June 30, 2013 from $294,000 for the comparable 2012 period and 3.2% to $571,000 for the six months ended June 30, 2013 from $590,000 for the comparable 2012 period. The decreases in interest expense on borrowed funds were primarily due to lower average balances on borrowed funds during the 2013 periods. The weighted-average cost of borrowed funds decreased two basis points to 2.28% for the three months ended June 30, 2013 compared to 2.30% for the 2012 period as a result of lower average balances on lower-cost other short-term borrowed funds and increased two basis points to 2.27% for the six months ended June 30, 2013 compared to 2.25% for the 2012 period. The fluctuations in the weighted-average cost of borrowed funds are largely impacted by the average balances of the lower cost other short-term borrowed funds.

Provision for Loan Losses

The Company’s provision for loan losses was $1.08 million for the three months ended June 30, 2013 compared to $1.15 million for the 2012 period. The provision for loan losses was $1.59 million compared to $2.20 million, respectively, for the six months ended June 30, 2013 and 2012. For more information, see “Changes in Financial Condition – Allowance for Loan Losses” below in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-Interest Income

The following tables identify the changes in non-interest income for the periods presented:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Deposit related fees	$1,648	$1,578	$70	4.4%
Income from bank-owned life insurance	134	162	(28)	(17.3)
Other income	268	312	(44)	(14.1)
Subtotal	2,050	2,052	(2)	(.1)
Net gain (loss) on sale of:
Investment securities	192	305	(113)	(37.0)
Loans held for sale	106	200	(94)	(47.0)
Other real estate owned	(542)	86	(628)	(730.2)
Subtotal	(244)	591	(835)	(141.3)
Total non-interest income	$1,806	$2,643	$(837)	(31.7)

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Deposit related fees	$3,168	$3,047	$121	4.0%
Income from bank-owned life insurance	464	702	(238)	(33.9)
Other income	615	597	18	3.0
Subtotal	4,247	4,346	(99)	(2.3)
Net gain (loss) on sale of:
Investment securities	376	723	(347)	(48.0)
Loans held for sale	569	359	210	58.5
Other real estate owned	(532)	39	(571)	(1,464.1)
Subtotal	413	1,121	(708)	(63.2)
Total non-interest income	$4,660	$5,467	$(807)	(14.8)

Deposit related fees include service charges, card-based fees, and other fees related to deposit accounts. Deposit related fees increased for the three and six months ended June 30, 2013 from the 2012 comparable periods due to a modest increase in card-based fees due to the success of the High Performance Checking (HPC) program in growing the number of checking accounts in a younger demographic that is more inclined to debit card usage. Income from bank-owned life insurance for the 2013 periods decreased from the comparable 2012 periods due to lower amounts received in 2013 from the death of insured persons. The decrease in net gains on sales of investment securities was primarily due to a decrease in the amount of securities sold during the 2013 periods compared to the 2012 periods. The decrease in gains on sales of loans held for sale during the three months ended June 30, 2013 from the comparable period in 2012 was primarily a result of lower gain on sale margins as a result of more aggressive competitor pricing as mortgage rates rose 100 basis points during the second quarter of 2013. The increase in gains on sales of loans held for sale during the six months ended June 30, 2013 was primarily related to a higher volume of loans sold during the 2013 period. The loss on the sale of other real estate owned during the 2013 periods was due to the sale of a large commercial participation property sold at a deep discount to appraised value by the participant bank.

Non-Interest Expense

The following table identifies changes in our non-interest expense for the periods presented:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$3,712	$3,716	$(4)	(.1)%
Retirement and stock related compensation	306	309	(3)	(1.0)
Medical and life benefits	386	425	(39)	(9.2)
Other employee benefits	14	17	(3)	(17.6)
Subtotal compensation and employee benefits	4,418	4,467	(49)	(1.1)
Professional fees	1,141	198	943	476.3
Net occupancy expense	625	679	(54)	(8.0)
Data processing expense	544	445	99	22.2
FDIC insurance premiums and regulatory assessments	479	490	(11)	(2.2)
Furniture and equipment expense	398	468	(70)	(15.0)
Marketing	315	322	(7)	(2.2)
Other real estate owned related expense, net	114	316	(202)	(63.9)
Loan collection expense	248	119	129	108.4
Severance and early retirement expense	—	—	—	—
Other general and administrative expenses	1,182	1,038	144	13.9
Total non-interest expense	$9,464	$8,542	$922	10.8

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(Dollars in thousands)
Compensation and mandatory benefits	$7,464	$7,719	$(255)	(3.3)%
Retirement and stock related compensation	543	581	(38)	(6.5)
Medical and life benefits	746	850	(104)	(12.2)
Other employee benefits	35	30	5	16.7
Subtotal compensation and employee benefits	8,788	9,180	(392)	(4.3)
Professional fees	1,469	451	1,018	225.7
Net occupancy expense	1,319	1,387	(68)	(4.9)
Data processing expense	1,057	883	174	19.7
FDIC insurance premiums and regulatory assessments	960	978	(18)	(1.8)
Furniture and equipment expense	801	925	(124)	(13.4)
Marketing	584	726	(142)	(19.6)
Other real estate owned related expense, net	364	934	(570)	(61.0)
Loan collection expense	381	237	144	60.8
Severance and early retirement expense	—	876	(876)	(100.0)
Other general and administrative expenses	2,196	2,172	24	1.1
Total non-interest expense	$17,919	$18,749	$(830)	(4.4)

Total non-interest expense increased $922,000, or 10.8%, for the three months ended June 30, 2013 from the comparable 2012 period primarily due to increased professional fees, including legal and investment banking fees, related to the merger with First Merchants Corporation. Total non-interest expense decreased $830,000, or 4.4%, for the six months ended June 30, 2013 from the comparable 2012 period primarily due to decreased compensation and employee benefits expense and severance and early retirement expense as a result of our Voluntary Early Retirement Offering (VERO) program, branch closings, and outsourcing during the first quarter of 2012. Medical and life benefits were lower during the 2013 periods due to lower self-insurance claims. Marketing expense decreased during the six months ended June 30, 2013 due to the absence of the start-up costs related to the implementation of the HPC program during the first quarter of 2012. Other real estate owned expense, net decreased during the 2013 periods due to lower writedowns on properties held combined with lower holding costs, including real estate taxes, attorney fees, maintenance expense, and management fees. Partially offsetting these decreases was an increase in data processing expense during the 2013 periods as we added new or improved technology, including mobile banking, to our line of services offered to our retail and business clients. In addition, loan collection expense increased as we continue to work through problem loans.

Income Tax Expense

For the three months ended June 30, 2013, we recorded an income tax benefit of $334,000 as a result of our pre-tax loss compared to income tax expense of $541,000, or an effective tax rate of 28.5%, for comparable 2012 period. Our income tax expense totaled $254,000 and $541,000, respectively, for the six months ended June 30, 2013 and 2012 and represents effective tax rates of 16.0% and 22.7%, respectively. Our tax rates continue to be affected by the tax sheltering impacts of income from bank-owned life insurance and other tax credits.

Changes in Financial Condition

Our total assets were stable at $1.13 billion at June 30, 2013 compared to $1.14 billion at December 31, 2012, with higher levels of cash and investment securities available-for-sale offset by lower loan balances.

	June 30, 2013	December 31, 2012	$ Change	% Change
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$149,626	$134,699	$14,927	11.1%
Investment securities available-for-sale, at fair value	219,931	203,290	16,641	8.2
Investment securities held-to-maturity, at cost	12,984	15,458	(2,474)	(16.0)
Net loans	647,412	680,082	(32,670)	(4.8)
Federal Home Loan Bank stock, at cost	6,188	6,188	—	—
Bank-owned life insurance	36,367	36,604	(237)	(.6)
Other real estate owned	21,878	23,347	(1,469)	(6.3)
Other	37,162	38,441	(1,279)	(3.3)
Total assets	$1,131,548	$1,138,109	$(6,561)	(.6)

Liabilities and Shareholders’ Equity:
Deposits	$961,945	$965,791	$(3,846)	(.4)%
Borrowed funds	49,306	50,562	(1,256)	(2.5)
Other	9,085	9,934	(849)	(8.5)
Total liabilities	1,020,336	1,026,287	(5,951)	(.6)
Shareholders’ equity	111,212	111,822	(610)	(.5)
Total liabilities and shareholders’ equity	$1,131,548	$1,138,109	$(6,561)	(.6)

Loans Receivable

The following table provides the balance and percentage of loans by category at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$95,675	14.5%	$102,628	14.8%	(6.8)%
Commercial real estate:
Owner occupied	97,906	14.8	98,046	14.2	(.1)
Non-owner occupied	157,517	23.9	164,392	23.7	(4.2)
Multifamily	72,806	11.0	75,228	10.9	(3.2)
Commercial construction and land development	14,166	2.1	20,228	2.9	(30.0)
Commercial participations	3,661.6		5,311.8		(31.1)
Total commercial loans	441,731	66.9	465,833	67.3	(5.2)
Retail loans:
One-to-four family residential	170,879	25.9	175,943	25.4	(2.9)
Home equity lines of credit	44,026	6.7	46,477	6.7	(5.3)
Retail construction	913.1		1,176.2		(22.4)
Consumer	3,232.5		3,305.5		(2.2)
Total retail loans	219,050	33.2	226,901	32.8	(3.5)
Total loans receivable	660,781	100.1	692,734	100.1	(4.6)
Net deferred loan fees	(709)	(.1)	(467)	(.1)	51.8
Total loans receivable, net of deferred loan fees	$660,072	100.0%	$692,267	100.0%	(4.7)

 Total loans receivable, net of deferred loan fees, decreased $32.2 million, or 4.7%, at June 30, 2013 from December 31, 2012 primarily due to loan payoffs and repayments totaling $45.6 million, including $6.4 million of lower commercial and industrial lines of credit net paydowns; sales of one-to-four family loans totaling $24.9 million; transfers to other real estate owned totaling $2.3 million; and gross loan charge-offs totaling $2.4 million. Partially offsetting these decreases, loan fundings during the six months ended June 30, 2013 totaled $42.6 million, down 33.1% from $63.7 million for the six months ended June 30, 2012. The decrease in loan fundings is primarily due to the competitive market for loans as well as the decrease in commercial clients utilizing lines of credit.

Commercial and industrial loans decreased $7.0 million, or 6.8%, during 2013 primarily due to net paydowns of $6.4 million of commercial lines of credit. In addition, non-owner occupied commercial real estate loans decreased $6.9 million, or 4.2%, primarily due to four large loan payoffs totaling $4.5 million, transfers to other real estate owned totaling $649,000, and gross loan charge-offs of $1.4 million. Multifamily loans decreased $2.4 million, or 3.2%, due to three large loan payoffs totaling $2.2 million and transfers to other real estate owned totaling $1.4 million. Commercial construction and land development loans decreased $6.1 million, or 30.0%, due to two loans totaling $4.6 million completing the construction phase and transferring to amortizing owner occupied commercial real estate loans. Commercial participation loans decreased $1.7 million, or 31.1%, primarily due to repayments totaling $2.0 million.

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, we began a shift in mid-2007 to diversify our loan portfolio to reduce our focus on commercial real estate lending, including non-owner occupied, commercial construction and land development, and purchased participation and syndication loans. We have identified and segregated the remaining credit risk related to our deemphasized loan categories that were originated prior to our current risk tolerances, credit policy, and underwriting standards, by segregating our loan portfolio based upon each loan’s initial origination date. Loans that were renewed or modified subsequent to their initial origination are included for disclosure purposes based on their initial loan origination date. The categories of the loan portfolio that we continue to focus on growing, which are commercial and industrial and commercial real estate owner occupied and multifamily, comprised 60.3% of the commercial loan portfolio at June 30, 2013 compared to 59.2% at December 31, 2012 and 55.6% at June 30, 2012. Over 85% of the loans outstanding at June 30, 2013 in these growth categories were originated after January 1, 2008 (Post-1/1/08). During the first six months of 2013, these targeted growth categories decreased by $9.5 million due to $25.2 million in loan repayments which were partially offset by $13.2 million in new fundings. At June 30, 2013, our total commercial loans outstanding originated prior to January 1, 2008 (Pre-1/1/08) decreased $17.0 million, or 11.2%, to $135.4 million, or 30.7% of our total commercial loan portfolio, primarily due to normal amortization, charge-offs, and repayments.

The following tables present the categories of our commercial loan portfolio at the dates indicated segregated by the origination date of the lending relationship and highlight the shift in our lending focus to those growth categories in accordance with our strategic plan:

	June 30, 2013
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$6,419	$89,256	$95,675	6.7%
Commercial real estate:
Owner occupied	29,488	68,418	97,906	30.1
Non-owner occupied	91,878	65,639	157,517	58.3
Multifamily	3,373	69,433	72,806	4.6
Commercial construction and land development	2,297	11,869	14,166	16.2
Commercial participations	1,942	1,719	3,661	53.0
Total commercial loans	$135,397	$306,334	$441,731	30.7

	December 31, 2012
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loans:
Commercial and industrial	$7,233	$95,395	$102,628	7.0%
Commercial real estate:
Owner occupied	34,193	63,853	98,046	34.9
Non-owner occupied	97,019	67,373	164,392	59.0
Multifamily	6,704	68,524	75,228	8.9
Commercial construction and land development	3,316	16,912	20,228	16.4
Commercial participations	3,973	1,338	5,311	74.8
Total commercial loans	$152,438	$313,395	$465,833	32.7

Total commercial participations by loan type and state where the collateral is located are presented in the following tables as of the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Commercial and industrial	$1,235	33.7%	$1,333	25.1%	(7.4)%
Commercial real estate:
Owner occupied	484	13.2	97	1.8	399.0
Non-owner occupied	1,942	53.1	3,636	68.5	(46.6)
Commercial construction and land development	—	—	245	4.6	(100.0)
Total commercial participations	$3,661	100.0%	$5,311	100.0%	(31.1)

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Illinois	$1,073	29.3%	$1,085	20.4%	(1.1)%
Indiana	817	22.3	530	10.0	54.2
Michigan	1,235	33.7	1,241	23.4	(.5)
Florida	—	—	245	4.6	(100.0)
Colorado	536	14.7	909	17.1	(41.0)
Texas	—	—	1,301	24.5	(100.0)
Total commercial participations	$3,661	100.0%	$5,311	100.0%	(31.1)

Asset Quality and Allowance for Loan Losses

Non-performing Assets. The following table provides information relating to non-performing assets at the dates presented:

	June 30, 2013	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$1,499	1,532	$449
Commercial real estate:
Owner occupied	5,815	5,484	5,417
Non-owner occupied	7,241	7,698	9,083
Multifamily	2,357	1,314	2,775
Commercial construction and land development	2,324	2,357	2,366
Commercial participations	1,235	339	339
Total commercial loans	20,471	18,724	20,429
Retail loans:
One-to-four family residential	5,451	5,557	5,671
Home equity lines of credit	667	675	683
Retail construction	85	85	150
Consumer	—	7	—
Total retail loans	6,203	6,324	6,504
Total non-performing loans	26,674	25,048	26,933

Other real estate owned:
Commercial	21,172	22,793	22,595
Retail	706	905	752
Total other real estate owned	21,878	23,698	23,347
Total non-performing assets	48,552	48,746	50,280

90 days past due loans still accruing interest	—	917	—
Total non-performing assets plus 90 days past due loans still accruing interest	$48,552	$49,663	$50,280

Accruing troubled debt restructurings	$19,402	$7,332	$17,616

Non-performing assets to total assets	4.29%	4.25%	4.42%
Non-performing loans to total loans, net of deferred fees	4.04	3.77	3.89

 Total non-performing loans increased $1.6 million, or 6.5%, to $26.7 million at June 30, 2013 from $25.0 million at March 31, 2013 and was relatively stable with $26.9 million at December 31, 2012. The increase during the second quarter of 2013 was primarily due to the transfer to non-accrual status of one commercial real estate owner occupied loan totaling $1.1 million, one commercial and industrial participation loan totaling $1.2 million, one commercial real estate multifamily loan totaling $594,000, and two commercial real estate non-owner occupied loan relationships totaling $802,000. These increases were partially offset by gross loan charge-offs on non-performing loans totaling $1.6 million and repayments totaling $1.1 million. Of the total non-performing loans at June 30, 2013, $7.3 million, or 27.2% were current and performing in accordance with their loan agreements.

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

Included in the non-performing loan totals are non-performing syndications and purchased participations as identified by loan category and states in the following table:

	June 30, 2013	December 31, 2012	% change
	(Dollars in thousands)
Commercial and industrial	$1,235	$—	100.0%
Commercial real estate – non-owner occupied	—	93	(100.0)
Commercial construction and land development	—	246	(100.0)
Total non-performing commercial participations	$1,235	$339	264.3

Indiana	—	93	(100.0)%
Florida	—	246	(100.0)
Michigan	1,235	—	100.0
Total non-performing commercial participations	$1,235	$339	264.3

Percentage of total non-performing loans	4.63%	1.26%
Percentage of total commercial participations	33.73	6.38

The following tables present additional information about the balances of our non-accrual loans outstanding at the dates indicated:

	June 30, 2013
	Unpaid Principal Balance	Partial Charge- offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$1,654	$80	$75	$1,499	$—	$1,499	90.6%
Commercial real estate:
Owner occupied	8,284	2,321	148	5,815	363	5,452	70.2
Non-owner occupied	10,154	2,461	452	7,241	3,201	4,040	71.3
Multifamily	2,460	—	103	2,357	—	2,357	95.8
Commercial construction and land development	2,467	93	50	2,324	207	2,117	94.2
Commercial participations	1,235	—	—	1,235	—	1,235	100.0
Total commercial loans	26,254	4,955	828	20,471	3,771	16,700	78.0
Retail loans:
One-to-four family residential	5,607	156	—	5,451	—	5,451	97.2
Home equity lines of credit	784	117	—	667	—	667	85.1
Retail construction	150	65	—	85	—	85	56.7
Total retail loans	6,541	338	—	6,203	—	6,203	94.8
Total non-performing loans	$32,795	$5,293	$828	$26,674	$3,771	$22,903	81.3

	December 31, 2012
	Unpaid Principal Balance	Partial Charge- offs to Date	Interest Paid to Principal	Recorded Investment	Related Allowance	Recorded Investment less Related Allowance	Recorded Investment as a % of Unpaid Principal
	(Dollars in thousands)
Non-performing loans:
Commercial loans:
Commercial and industrial	$946	$423	$74	$449	$—	$449	47.5%
Commercial real estate:
Owner occupied	9,262	3,160	685	5,417	—	5,417	58.5
Non-owner occupied	11,184	1,740	361	9,083	217	8,866	81.2
Multifamily	3,403	532	96	2,775	—	2,775	81.5
Commercial construction and land development	2,467	61	40	2,366	180	2,186	95.9
Commercial participations	5,583	5,103	141	339	—	339	6.1
Total commercial loans	32,845	11,019	1,397	20,429	397	20,032	62.2
Retail loans:
One-to-four family residential	5,836	165	—	5,671	—	5,671	97.2
Home equity lines of credit	778	95	—	683	—	683	87.8
Retail construction	150	—	—	150	—	150	100.0
Total retail loans	6,764	260	—	6,504	—	6,504	96.2
Total non-performing loans	$39,609	$11,279	$1,397	$26,933	$397	$26,536	68.0

Non-performing assets decreased $1.7 million, or 3.4%, to $48.6 million at June 30, 2013 from $50.3 million at December 31, 2012 primarily due to decreases in other real estate owned during 2013. During the six months ended June 30, 2013, we sold 15 other real estate owned properties totaling $3.4 million resulting in net losses on sales of $532,000, including the cash sale of one large commercial participation property that was sold at a deep discount to appraised value by the participant bank resulting in a $529,000 loss on sale. In addition, we transferred five relationships to other real estate owned totaling $2.3 million, including four multifamily properties from one owner occupied and multifamily commercial real estate loan relationship totaling $1.4 million.

The activity for the three and six months ended June 30, 2013 for our other real estate owned and the balance of our other real estate owned properties based on the loan category in which they were originated are set forth in the following tables:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$23,698	$19,429	$23,347	$19,091
Transfers to other real estate owned	115	1,174	2,337	2,719
Net repayments and improvements of properties	(213)	8	(239)	8
Sales of other real estate owned	(1,667)	(1,189)	(3,404)	(1,911)
Valuation allowances recorded for declines in net realizable value	(55)	(199)	(163)	(684)
Balance at end of period	$21,878	$19,223	$21,878	$19,223

	June 30, 2013	December 31, 2012	% Change
	(Dollars in thousands)
Commercial loans:
Commercial real estate:
Non-owner occupied	$7,926	$7,950	(.3)%
Multifamily	1,599	340	370.3
Commercial construction and land development	6,359	7,416	(14.3)
Commercial participations:
Commercial real estate – non-owner occupied	2,357	2,361	(.2)
Commercial construction and land development	2,930	4,528	(35.3)
Total commercial loans	21,171	22,595	(6.3)
Retail loans:
One-to-four family residential	531	500	6.2
Home equity lines of credit	—	63	(100.0)
Retail construction	176	189	(6.9)
Total retail loans	707	752	(6.0)
Total other real estate owned	$21,878	$23,347	(6.3)

As more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, we believe that our loans that were originated Pre-1/1/08 have a higher degree of risk of loss due to the nature of the types of these loans and the credit environment under which they were originated, particularly given the downturn in the economic environment over the last six years. Since January 1, 2008, $51.4 million, or 91.3%, of total commercial charge-offs were from the Pre-1/1/08 portfolio. The following tables illustrate that a large portion of our non-performing loans and other real estate owned were originated Pre-1/1/08 and that we have experienced a significantly higher level of charge-offs and other real estate owned writedowns in the Pre-1/1/08 portfolios. As presented in the following tables, 46.6% of our non-performing commercial loans and 89.0% of our commercial other real estate owned portfolio at June 30, 2013 were originated Pre-1/1/08:

	June 30, 2013
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Non-performing commercial loans:
Commercial and industrial	$372	$1,127	$1,499	24.8%
Commercial real estate:
Owner occupied	3,297	2,518	5,815	56.7
Non-owner occupied	4,548	2,693	7,241	62.8
Multifamily	657	1,700	2,357	27.9
Commercial construction and land development	674	1,650	2,324	29.0
Commercial participations	—	1,235	1,235	—
Total non-performing commercial loans	$9,548	$10,923	$20,471	46.6

Total commercial loans outstanding at June 30, 2013	$135,397	$306,334	$441,731
Non-performing commercial loans to total commercial loans	7.05%	3.57%	4.63%

	June 30, 2013
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Other real estate owned – commercial:
Commercial real estate:
Non-owner occupied	$6,710	$1,216	$7,926	84.7%
Multifamily	483	1,116	1,599	30.2
Commercial construction and land development	6,359	—	6,359	100.0
Commercial participations:
Commercial real estate – non-owner occupied	2,357	—	2,357	100.0
Commercial construction and land development	2,930	—	2,930	100.0
Total other real estate owned – commercial	$18,839	$2,332	$21,171	89.0

During 2013, we recorded gross loan charge-offs and net other real estate owned writedowns related to our commercial loan portfolio totaling $2.1 million, of which $1.0 million, or 49.5%, were related to loans originated Pre-1/1/08. The breakdown of the commercial loans gross charge-offs and other real estate owned writedowns on commercial properties are identified in the following table:

	Six Months Ended June 30, 2013
	Pre-1/1/08 Loans	Post-1/1/08 Loans	Total	% of Pre-1/1/08 to Total
	(Dollars in thousands)
Commercial loan charge-offs:
Commercial and industrial	$—	$80	$80	—%
Commercial real estate:
Owner occupied	—	287	287	—
Non-owner occupied	859	530	1,389	61.8
Multifamily	—	161	161	—
Commercial construction and land development	33	—	33	100.0
Total commercial loan charge-offs	892	1,058	1,950	45.7

Writedowns on other real estate owned – commercial properties:
Commercial real estate:
Non-owner occupied	57	—	57	100.0
Multifamily	121	—	121	100.0
Commercial construction and land development	(142)	—	(142)	100.0
Commercial participations – construction and land development	108	—	108	100.0
Total writedowns on other real estate owned – commercial properties	144	—	144	100.0
Total commercial loan charge-offs and writedowns on other real estate owned	$1,036	$1,058	$2,094	49.5

Potential Problem Assets. Potential problem assets, defined as loans classified as substandard pursuant to our internal loan grading system that do not meet the definition of a non-performing loan, increased to $39.5 million at June 30, 2013 from $5.7 million at December 31, 2012. This increase is due to the substandard classification of four non-owner occupied commercial real estate relationships totaling $23.6 million, two commercial and industrial loan relationships totaling $5.5 million, and three owner occupied commercial real estate relationships totaling $897,000. These loan relationships were classified as substandard due to changes in the borrowers’ financial condition and all but one owner occupied commercial real estate loan totaling $18,000 were current at June 30, 2013. Partially offsetting these increases was the transfer to non-accrual status of one commercial and industrial and owner occupied commercial real estate relationship totaling $1.4 million, one owner occupied commercial real estate loan totaling $1.1 million, and three retail loans totaling $289,000, all of which were previously considered potential problem assets. In addition, a non-owner occupied commercial real estate previously identified potential problem asset totaling $933,000 was repaid in full during the first quarter of 2013.

Allowance for Loan Losses. The following is a summary of changes in the allowance for loan losses for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$12,024	$11,768	$12,185	$12,424
Loan charge-offs:
Current period loan charge-offs	(1,514)	(892)	(2,392)	(1,933)
Previously established specific reserves	(55)	—	(55)	(718)
Total loan charge-offs	(1,569)	(892)	(2,447)	(2,651)
Recoveries of loans previously charged-off	1,129	36	1,336	89
Net loan charge-offs	(440)	(856)	(1,111)	(2,562)
Provision for loan losses	1,076	1,150	1,586	2,200
Balance at end of period	$12,660	$12,062	$12,660	$12,062

	June 30, 2013	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Allowance for loan losses	$12,660	$12,185	$12,062
Total loans receivable, net of unearned fees	660,072	692,267	713,596
Allowance for loan losses to total loans	1.92%	1.76%	1.69%
Allowance for loan losses to non-performing loans	47.46	45.24	23.26
Ratio of net loans charged-off to average loans outstanding for the quarter ended, annualized	.27	.58	.49

The allowance for loan losses increased 3.9% to $12.7 million at June 30, 2013 from $12.2 million at December 31, 2012 and increased 5.0% from $12.1 million at June 30, 2012. The ratio of the allowance for loan losses to total loans increased to 1.92% at June 30, 2013 from 1.76% at December 31, 2012 and 1.69% at June 30, 2012 as a result of the increase in the allowance balance combined with a decrease in total loans.

During the second quarter of 2013, management revised its calculation methodology for the second component of the allowance for loan losses to segregate the historical losses on the Pre-1/1/08 and Post-1/1/08 loan portfolios. The revised analysis first identifies the historical loss experience by the Pre-1/1/08 and Post-1/1/08 portfolios in order to better identify the losses associated with each of the portfolios. Management then segregates the Pre-1/1/08 and Post-1/1/08 portfolios by loan reporting category and loan risk rating including pass, special mention, substandard, and doubtful rated credits. The historical loss factors are then applied to the respective loan Pre-1/1/08 and Post-1/1/08 portfolios, loan categories, and risk ratings. Management will then factor in additional qualitative adjustments based on a subjective determination and review of the underlying trends in internal and external factors currently affecting the loan portfolio. The net impact of the changes in the allowance methodology was a $2.94 million reduction in the required allowance at June 30, 2013 which was primarily due to the higher historical loss factors being applied to the smaller amount of loans within the Pre-1/1/08 portfolio and the calculation of a separate historical loss factor for pass-rated credits. At June 30, 2013, over 92% of our historical losses since January 1, 2008 related specifically to loans within the Pre-1/1/08 portfolio.

The provision for loan losses decreased 6.4% to $1.08 million for the second quarter of 2013 from $1.15 million for the comparable 2012 period. The provision for the quarter was impacted by a $2.8 million specific reserve established for a $13.1 million commercial real estate non-owner occupied loan deemed a troubled debt restructuring during the second quarter of 2013 and $1.6 million of gross charge-offs, which were partially offset by total recoveries during the quarter of $1.1 million and the above mentioned $2.94 million decrease in the required allowance.

When we determine that a non-performing collateral-dependent loan has a collateral shortfall, we will immediately charge-off the collateral shortfall. As a result, we are not required to maintain an allowance for loan losses on these loans as the loan balance has already been written down to its net realizable value (fair value less estimated costs to sell the collateral). As such, the ratio of the allowance for loan losses to total loans and the ratio of the allowance for loan losses to non-performing loans has continued to be negatively affected by cumulative partial charge-offs of $4.9 million recorded through June 30, 2013 on $7.3 million (net of charge-offs) of non-performing collateral-dependent loans. At June 30, 2013, the ratio of the allowance for loan losses to non-performing loans, excluding the $7.3 million of non-performing collateral-dependent loans with partial charge-offs, was 65.2%.

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

We adjust the size and composition of our investment securities portfolio according to a number of factors including expected loan and deposit growth, the interest rate environment, and projected liquidity. The amortized cost of investment securities and their fair values were as follows at the dates indicated:

	June 30, 2013
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$61,000	$61,395	$324	$(535)	$61,184
Government sponsored entity (GSE) securities	23,000	23,477	354	(277)	23,554
Collateralized mortgage obligations	64,285	60,680	3,013	(24)	63,669
Commercial mortgage-backed securities	47,104	48,683	706	(20)	49,369
GSE residential mortgage-backed securities	2,201	2,368	—	(190)	2,178
Asset backed securities	3,818	3,569	181	—	3,750
Pooled trust preferred securities	21,178	19,466	—	(3,239)	16,227
Total available-for-sale investment securities	$222,586	$219,638	$4,578	$(4,285)	$219,931

Held-to-maturity investment securities:
Asset backed securities	$5,526	$5,604	$160	$—	$5,764
Municipal securities	7,380	7,380	23	(10)	7,393
Total held-to-maturity investment securities	$12,906	$12,984	$183	$(10)	$13,157

	December 31, 2012
	Par Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available-for-sale investment securities:
U.S. Treasury securities	$17,000	$16,964	$405	$(6)	$17,363
Government sponsored entity (GSE) securities	45,000	45,628	848	(8)	46,468
Collateralized mortgage obligations	67,902	63,367	3,735	(36)	67,066
Commercial mortgage-backed securities	44,267	45,178	1,251	—	46,429
GSE residential mortgage-backed securities	2,224	2,400	—	(32)	2,368
Asset backed securities	4,182	3,876	177	—	4,053
Pooled trust preferred securities	24,508	22,409	—	(2,867)	19,542
GSE preferred stock	200	—	1	—	1
Total available-for-sale investment securities	$205,283	$199,822	$6,417	$(2,949)	$203,290

Held-to-maturity investment securities:
Asset backed securities	$6,446	$6,578	$219	$—	$6,797
Municipal securities	8,880	8,880	45	—	8,925
Total held-to-maturity investment securities	$15,326	$15,458	$264	$—	$15,722

At June 30, 2013, the amortized cost of our collateralized mortgage obligation portfolio totaled $60.7 million, with 82% of the portfolio maintaining a lowest credit rating of A or higher. The composition of this portfolio includes $10.1 million backed by Ginnie Mae and $50.6 million of non-agency securities mainly backed by both floating- and fixed-rate residential mortgages originated prior to 2006. In addition, $53.3 million within this portfolio are floating-rate bonds indexed to 30 day LIBOR with unaccreted discounts totaling $3.6 million at June 30, 2013.

Our commercial mortgage-backed investment securities portfolio consists mainly of short-term, fixed-rate, senior tranches of seasoned issues with extensive subordination and limited balloon risk. All bonds in this portfolio are AAA-rated with the exception of a single bond with a AA+ rating since 100% of the underlying collateral has been replaced with U.S. Treasuries.

All of our pooled trust preferred investments were AAA-rated when they were purchased in late 2007 and early 2008 at discounts in excess of 10%. In 2009, the market for this type of investment was severely impacted by the credit crisis leading to increased deferrals and defaults on the underlying collateral. Credit ratings were also negatively affected in 2009, and all of the pooled trust preferred investments in our portfolio have one rating below investment grade. Rating agencies have started to note the improving collateral statistics, limited number of new deferrals, number of cures, lack of defaults, and rapidly increasing redemptions and coverage ratios related to pooled trust preferred securities. Rating agencies are also increasingly analyzing deferring issuers for probability of default instead of treating all, or nearly all, deferring issuers as defaulted issuers. In addition, one rating agency has recently noted the large spread between the underlying collateral and the coupons on the pooled trust preferred securities and plans to add this assumption into their future risk analyses. Should they make this change, we would expect further upgrades on the pooled trust preferred investments. Three of our investments, representing approximately 72% of our total pooled trust preferred investments, currently have composite investment-grade ratings.

We utilize extensive external and internal analysis on the pooled trust preferred investments. Our internal model stress tests all underlying issuers in the pools to project probabilities of deferral or default. Management’s internal modeling runs multiple stress scenarios. The high-stress scenario utilizes immediate defaults for all deferring collateral. Any collateral that management believes may be at risk for deferring or defaulting, based upon its review of the underlying issuers’ most recent financial and regulatory information, is assumed to default immediately. Despite a recent trend of recoveries from previously defaulted trust preferred collateral, the high-stress scenario assumes no recoveries on defaulted collateral. All external and internal stress testing at June 30, 2013 currently projects no loss of principal or interest on any of our pooled trust preferred investments.

All of our pooled trust preferred investments are floating rate “Super Senior” tranches indexed to 90 day LIBOR with unaccreted discounts of $1.7 million at June 30, 2013. The “Super Senior” tranches are the most senior tranches. Due to the structure of the investments, as deferrals and defaults on the underlying collateral increase, cash flows are increasingly diverted from mezzanine and subordinate tranches to pay down principal on the “Super Senior” tranches. If certain senior coverage tests are not met, all interest is diverted from subordinate classes to pay down principal on the “Super Senior” tranche. Four of the five issues we own are failing the senior coverage test. This test is structured to protect the holders of the “Super Senior” tranches if deferrals or defaults exceed a specific threshold as a percent of the outstanding senior tranches. As such, the proceeds of any early redemptions, successful tenders, or cures will be used to further pay down principal of the “Super Senior” tranches on these issues. During the second quarter of 2013, the annualized principal pay down rate on these investments was 42.6% and has averaged 18.2% for the past four quarters. Management expects additional cure and redemption announcements in the near term.

Management is expecting redemption activity to remain strong over the near term as call windows are now open on all of the Company’s pooled trust preferred investments, certain issuers evaluate the impact of Dodd-Frank changes to Tier 1 capital treatment for these securities, and issuers consider the high cost of this capital in the current low interest rate environment.

Due to recently updated regulations on the methodology for determining the classification of structured securities, all of the Company’s pooled trust preferred investments are no longer classified as substandard assets.

Deposits

The following table sets forth the dollar amount of deposits and the percentage of total deposits in each category offered at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total	% Change
	(Dollars in thousands)
Checking accounts:
Non-interest bearing	$110,724	11.5%	$107,670	11.1%	2.8%
Interest-bearing	202,399	21.0	185,388	19.2	9.2
Money market accounts	181,484	18.9	182,001	18.9	(.3)
Savings accounts	162,707	16.9	153,799	15.9	5.8
Core deposits	657,314	68.3	628,858	65.1	4.5
Certificates of deposit accounts	304,631	31.7	336,933	34.9	(9.6)
Total deposits	$961,945	100.0%	$965,791	100.0%	(.4)

Total deposits decreased $3.8 million, or .4%, to $961.9 million at June 30, 2013 from $965.8 million at December 31, 2012. This decrease was primarily due to a $32.3 million, or 9.6%, decrease in certificates of deposit partially offset by a $28.5 million, or 4.5%, increase in core deposits. The increase in core deposits is primarily due to the implementation of our HPC deposit acquisition marketing program that targets both retail and business clients. This direct mail marketing program is designed to attract a younger demographic and enhance growth in the number of checking accounts, core deposits, and related fee income as well as to provide additional cross-selling opportunities. In addition, core deposits continue to benefit due in part to our disciplined pricing strategies which led to clients moving maturing certificates of deposit into money market and savings accounts due to the current low interest rate environment.

In addition, we offer a repurchase sweep agreement (Repo Sweep) account which allows public entities and other business depositors to earn interest with respect to checking and savings deposit products offered. The depositor’s excess funds are swept from a deposit account and are used to purchase an interest in investment securities that we own. The swept funds are not recorded as deposits and instead are classified as other short-term borrowed funds which generally provide a lower-cost funding alternative to FHLB advances. At June 30, 2013, we had $9.9 million in Repo Sweeps compared to $11.1 million at December 31, 2012. The Repo Sweeps are included in the table under “Borrowed Funds” and are treated as financings, and the obligations to repurchase investment securities sold are reflected as short-term borrowed funds. The investment securities underlying these Repo Sweeps continue to be reflected as assets.

Borrowed Funds

Borrowed funds consisted of the following at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Weighted- Average Contractual Rate	Amount	Weighted- Average Contractual Rate
	(Dollars in thousands)
Advances from FHLB of Indianapolis:
Fixed rate advances due in:
2013	$15,000	2.22%	$15,000	2.22%
2014 (1)	1,038	6.71	1,038	6.71
2015	15,000	1.42	15,000	1.42
2018 (1)	2,360	5.54	2,360	5.54
2019 (1)	6,005	6.29	6,111	6.29
Total FHLB advances	39,403	2.85	39,509	2.86
Short-term variable-rate borrowed funds - Repo Sweep accounts	9,903.10		11,053.10
Total borrowed funds	$49,306	2.30	$50,562	2.26

(1)	These are amortizing advances and are listed by their contractual final maturity date.

At June 30, 2013, the Bank had a borrowing relationship with the Federal Reserve Bank (FRB) discount window. This line was not utilized during the three and six months ended June 30, 2013 or 2012.

Shareholders’ Equity

Shareholders’ equity decreased slightly to $111.2 million, or 9.83% of total assets, for June 30, 2013 compared to $111.8 million, or 9.83% of total assets, at December 31, 2012. The decrease was primarily due to a decrease in accumulated other comprehensive income, net of tax, of $1.9 million primarily due to higher interest rates and dividends declared of $219,000 partially offset by net income of $1.3 million for the six months ended June 30, 2013.

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

At June 30, 2013, we had cash and cash equivalents of $149.6 million, an increase of $14.9 million, or 11.1%, from $134.7 million at December 31, 2012. The increase was mainly the result of proceeds received from repayments and prepayments of loans totaling $27.4 million and proceeds received from sales, maturities, and paydowns of investment securities totaling $47.7 million. The cash inflows were partially offset by cash outflows related to $64.1 million of investment securities purchases.

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

Additionally, the Bank requires the prior approval of the Office of the Comptroller of the Currency (OCC) before paying dividends to the Company. Absent such restriction, OCC regulations provide various standards under which the Bank may declare and pay dividends to the parent company without prior approval. The dividends from the Bank are limited to the extent of its cumulative earnings for the year plus the net earnings (adjusted by prior distributions) of the prior two calendar years. At June 30, 2013, under current regulations, the Bank had no net earnings available for dividend declarations to the parent company. At June 30, 2013, the parent company had $1.5 million in cash and cash equivalents. We do not anticipate that these restrictions will have a material adverse impact on our liquidity or ability to continue to pay dividends.

Contractual Obligations

The following table presents our contractual obligations to third parties at June 30, 2013 by maturity:

	Payments Due By Period
	One Year or less	Over One through Three Years	Over Three Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Certificates of deposit	$221,743	$68,669	$14,010	$209	$304,631
FHLB advances (1)	15,389	16,796	904	6,314	39,403
Short-term borrowed funds (2)	9,903	—	—	—	9,903
Service bureau contract	1,873	3,746	3,746	—	9,365
Operating leases	334	459	286	1,676	2,755
Dividends payable on common stock	109	—	—	—	109
	$249,351	$89,670	$18,946	$8,199	$366,166

(1)	Does not include interest expense at the weighted-average contractual rate of 2.85% for the periods presented.

(2)	Does not include interest expense at the weighted-average contractual rate of .10% for the periods presented.

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

The following table details the amounts and expected maturities of significant commitments at June 30, 2013:

	One Year or Less	Over One through Three Years	Over Three through Five Years	Over Five Years	Total
	(Dollars in thousands)
Commitments to extend credit:
Commercial and industrial	$5,442	$105	$—	$37	$5,584
Commercial real estate:
Owner occupied	4,364	135	—	—	4,499
Non-owner occupied	4,284	—	—	—	4,284
Multifamily	1,550	—	—	—	1,550
Commercial construction and land development	2,654	204	—	—	2,858
Commercial participations	—	—	250	—	250
Retail	4,695	—	—	—	4,695
Commitments to fund unused:
Equity lines of credit	—	—	—	36,281	36,281
Commercial business lines	44,429	2,265	—	—	46,694
Construction loans	—	1,055	—	—	1,055
Commercial real estate - owner occupied lines	33	—	—	—	33
Commercial real estate - multifamily lines	—	182	—	—	182
Consumer overdraft lines	116	80	—	—	196
Credit enhancements	2,075	—	7,699	5,062	14,836
Letters of credit	1,259	21	5	—	1,285
	$70,901	$4,047	$7,954	$41,380	$124,282

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios set forth in the below table of total risk-based, tangible, and core capital, as defined in the regulations. In addition, in accordance with its most recent examination, the OCC established higher individual minimum capital ratios for the Bank. Specifically, the Bank must maintain a Tier 1 capital to adjusted total assets ratio of at least 8% and a total risk-based capital to risk-weighted assets ratio of at least 12%. At June 30, 2013 and December 31, 2012, the Bank was deemed to be “well-capitalized” and in excess of the higher individual minimum capital requirements established for the Bank by the OCC.

The total amount of deferred tax assets not included for regulatory capital purposes was $8.3 million and $9.0 million, respectively, at June 30, 2013 and December 31, 2012. Determining the amount of deferred tax assets included or excluded in periodic regulatory capital calculations requires significant judgment when assessing a number of factors. In assessing the amount of the deferred tax assets includable in capital, management considers a number of relevant factors including the amount of deferred tax assets dependent on future taxable income, the amount of taxes that could be recovered through loss carrybacks, the reversal of temporary book/tax differences, projected future taxable income within one year, available tax planning strategies, and OCC limitations. Using all information available to us at each statement of condition date, these factors are reviewed and can and do vary from period to period.

The current regulatory capital requirements and the actual capital levels of the Bank at June 30, 2013 and December 31, 2012 are presented in the following table. There are no conditions or events that have occurred since June 30, 2013 that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
At June 30, 2013:
Tangible capital to adjusted total assets	$101,959	9.08%	$16,839	>=	1.5%	$22,452	>=	2.0%
Tier 1 (core) capital to adjusted total assets	101,959	9.08	44,905	>=	4.0	56,131	>=	5.0
Tier 1 (core) capital to risk-weighted assets	101,959	14.06	29,011	>=	4.0	43,517	>=	6.0
Total risk-based capital to risk-weighted assets	111,070	15.31	58,023	>=	8.0	72,529	>=	10.0

At December 31, 2012:
Tangible capital to adjusted total assets	$99,279	8.81%	$16,896	>=	1.5%	$22,527	>=	2.0%
Tier 1 (core) capital to adjusted total assets	99,279	8.81	45,055	>=	4.0	56,319	>=	5.0
Tier 1 (core) capital to risk-weighted assets	99,279	12.81	31,008	>=	4.0	46,512	>=	6.0
Total risk-based capital to risk-weighted assets	109,000	14.06	62,016	>=	8.0	77,520	>=	10.0

The following table reflects the adjustments required to reconcile the Bank’s shareholders’ equity to the Bank’s regulatory capital at June 30, 2013:

	Tangible	Core	Risk-Based
	(Dollars in thousands)
Shareholders’ equity of the Bank	$111,319	$111,319	$111,319
Disallowed deferred tax asset	(8,341)	(8,341)	(8,341)
Adjustment for unrealized gains on certain available-for-sale securities	(181)	(181)	(181)
Other	(838)	(838)	(838)
General allowance for loan losses	—	—	9,111
Regulatory capital of the Bank	$101,959	$101,959	$111,070

Total adjusted assets for Tangible and Tier 1 (core) capital purposes	$1,122,617	$1,122,617
Total risk-weighted assets for risk-based capital purposes			$725,285

The increase in the Bank’s regulatory capital ratios from December 31, 2012 is primarily a result of a decrease in total risk-weighted assets due to a decrease in 100% risk-weighted loans and an increase in 0% risk-weighted U.S. Treasury securities.

In July 2013, the FRB and the OCC approved a final rulemaking and the FDIC approved an interim final rulemaking on capital that, together, were initially proposed in June 2012 through three joint notices of proposed rulemakings (Basel III). The final rulemakings revise each agency’s risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision, including implementation of a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement. In addition, the Basel III rulemakings apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity Tier 1 capital in addition to the minimum risk-based capital requirements. The Basel III rulemakings also revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible equity. In addition, the Basel III rulemakings place new constraints on the inclusion of minority interests, mortgage-servicing assets, and deferred tax assets in regulatory capital. The final rulemakings contain three key changes from the June 2012 proposals to help reduce the burden on smaller banking organizations while still promoting a better capitalized banking system. The final rulemakings i) do not change the current treatment of residential mortgage exposures, ii) allow banking organizations that are not subject to the advanced approaches capital rules as outlined in the Basel III rulemakings to opt not to incorporate most amounts reported as accumulated other comprehensive income in the calculation of regulatory capital, and iii) allow depository institution holding companies with less than $15 billion in total consolidated assets as of December 31, 2009, and certain mutual holding companies to continue to count as Tier 1 capital certain existing Trust Preferred Securities that were issued prior to May 19, 2010 rather than phasing such securities out of regulatory capital. Most banking organizations are required to apply the new capital rules on January 1, 2015, with the largest internationally active banking organizations required to apply the provisions on January 1, 2014. We are currently reviewing the impact the final rules will have upon the financial condition or results of operations of the Company and the Bank.

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

At June 30, 2013, we are reporting interest rate risk (IRR) results based on output from our internal IRR model implemented during 2012. The goals of bringing the third-party IRR model in-house were: to increase the ability to model multiple scenarios and on a more timely basis; to improve securities cash flow projections and shocked economic values for securities; and to allow for improved modeling for rate caps and floors on individual loans, investments, or deposits.

NPV measures our IRR by calculating the estimated change in NPV of our cash flows from interest-sensitive assets and liabilities, as well as certain off-balance-sheet items, in the event of a shock in interest rates ranging down 100 to up 300 basis points. The following table shows the change in NPV applying the various instantaneous rate shocks to the Bank’s interest-earning assets and interest-bearing liabilities as of June 30, 2013 and December 31, 2012:

		Net Portfolio Value
		At June 30, 2013			At December 31, 2012
		$ Amount	$ Change	% Change	$ Amount	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$135,427	$4,243	3.2%	$128,789	$7,244	6.0%
+	200	134,889	3,705	2.8	127,834	6,289	5.2
+	100	134,215	3,031	2.3	125,419	3,874	3.2
	0	131,184	—	—	121,545	—	—
-	100	123,872	(7,312)	(5.6)	117,995	(3,550)	(2.9)

The increase in the base NPV from December 31, 2012 to June 30, 2013 was caused mainly by the effect of the steepening yield curve on the NPVs of non-maturity deposits.

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

The following table presents the projected changes in net interest income over a twelve-month period for the various interest rate change (rate shocks) scenarios at June 30, 2013 and December 31, 2012, respectively:

		Change in Net Interest Income Over a Twelve-Month Period
		June 30, 2013		December 31, 2012
		$ Change	% Change	$ Change	% Change
		(Dollars in thousands)
Assumed Change in Interest Rates (Basis Points):
+	300	$3,883	12.7%	$3,685	11.5%
+	200	2,652	8.7	2,402	7.5
+	100	1,308	4.3	1,004	3.1
-	100	(30)	(.1)	39.1

The preceding table indicates that if interest rates were to move up 200 basis points, net interest income would be expected to increase 8.7% in year one; and if interest rates were to move down 100 basis points, net interest income would be expected to remain relatively stable in year one. The primary causes for the changes in net interest income over the twelve-month period were a result of the changes in the composition of interest-earning assets and interest-bearing liabilities, their repricing characteristics and frequencies, and related interest rates. The net interest income projections for the rising interest rate scenarios have improved since December 31, 2012 as the Bank has maintained higher levels of liquid interest-earning deposits that reprice daily, a higher percentage of its investment portfolio in floating rate securities, a steeper yield curve, less long term fixed-rate one-to-four family residential mortgages, and $28.5 million of additional low-cost core deposits, which represents 68.3% of deposits at June 30, 2013 versus 65.1% at December 31, 2012. Actual results will differ from the above model results due to timing, magnitude, and frequency of interest rate changes, as well as changes in market conditions and management strategies. The table above does not reflect any actions we might take in response to changes in interest rates.

We manage our IRR position by holding assets with various desired IRR characteristics, implementing certain pricing strategies for loans and deposits, and implementing various investment securities portfolio strategies. On a quarterly basis, the ALCO reviews the calculations of all IRR measures for compliance with the Board approved tolerance limits. At June 30, 2013, we were in compliance with all of our Board approved NPV and net interest income at risk tolerance limits.

The above IRR analyses include the assets and liabilities of the Bank only. Inclusion of the parent company assets and liabilities would not have a material impact on the results presented.

Item 4.        Controls and Procedures

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Part II.         OTHER INFORMATION

Item 1.          Legal Proceedings

On July 30, 2013, a putative class action lawsuit captioned Jay Orlando v. CFS Bancorp, Inc., et al., No. 13-CV-00261 was filed in U.S. District Court in the Northern District of Indiana against the Company, the individual directors of the Company and First Merchants Corporation on behalf of the public shareholders of the Company. The complaint generally alleges various claims of federal securities law violations and that the directors of the Company breached their fiduciary duties by providing materially inadequate disclosures and material disclosure omissions with respect to the proposed merger with First Merchants Corporation. The plaintiffs seek (1) class certification, (2) to enjoin the merger or, in the event the merger is completed before entry of a final judgment, to rescind the merger or be awarded an unspecified amount of rescissory damages, (3) compensatory damages in an unspecified amount, and (4) costs and expenses, including attorneys’ fees. At this early stage of the litigation, it is not possible to assess the probability of a material adverse outcome or reasonably estimate any potential financial impact of the lawsuit on the Company. The Company believes the claim against it is without merit and intends to contest the matter vigorously.
Also, the Company is, from time to time, involved in routine legal proceedings occurring in the ordinary course of business, which, in the aggregate, are believed to be immaterial to the financial condition, results of operations, and cash flows of the Company.

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

(c)
We did not repurchase any shares of our common stock during the quarter ended June 30, 2013. Under our repurchase plan publicly announced on March 20, 2008 for 530,000 shares, we have 448,612 shares that may yet be purchased. We are currently prohibited from repurchasing our common stock without prior approval of the FRB pursuant to an informal regulatory agreement with the FRB.

Item 3.          Defaults Upon Senior Securities

(a)	None.

(b)	Not applicable.

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

(a)	Not applicable.

(b)	None.

Item 6.           Exhibits

(a)	List of exhibits (filed herewith unless otherwise noted).
2.1	Agreement of Reorganization and Merger Between First Merchants Corporation and CFS Bancorp, Inc. dated as of May 13, 2013 (1)
3.1	Articles of Incorporation of CFS Bancorp, Inc. (2)
3.2	Amended and Restated Bylaws of CFS Bancorp, Inc. (3)
4.0	Form of Stock Certificate of CFS Bancorp, Inc. (4)
10.1	Voting Agreement dated May 13, 2013, by and among First Merchants Corporation and Certain Shareholders of CFS Bancorp, Inc. (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.0	Section 1350 Certifications
101.0
The following financial statements from the CFS Bancorp, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, filed on August 9, 2013, formatted in Extensive Business Reporting Language (XBRL): (i) condensed consolidated statements of condition, (ii) condensed consolidated statements of operations, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statements of changes in shareholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to condensed consolidated financial statements (5)

(1)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 13, 2013.

(2)	Incorporated herein by reference to the Company’s Definitive Proxy Statement from the 2005 Annual Meeting of Shareholders filed with the SEC on March 25, 2005 (File No. 000-24611).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2010.

(4)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 15, 2007.

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

CFS BANCORP, INC.

Date:	August 12, 2013	By:	/s/ Daryl D. Pomranke
Daryl D. Pomranke President and Chief Executive Officer

Date:	August 12, 2013	By:	/s/ Jerry A. Weberling
Jerry A. Weberling Executive Vice President and Chief Financial Officer